Form 10-Q
period 2000-07-02
SMTC CORP
filed 2000-09-05
CIK 1108320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended July 2, 2000
                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

                        COMMISSION FILE NUMBER 333-33208

                                SMTC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    98-0197680
           (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                                  635 HOOD ROAD
                        MARKHAM, ONTARIO, CANADA L3R 4N6
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (905) 479-1810
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X]. SMTC Corporation filed Form 8-A on July 18, 2000 and has filed all reports required to be filed since such date.

As of July 2, 2000, SMTC Corporation had 2,443,310 shares of Class A-1 common stock, par value $0.001 per share, and 267,575 shares of Class L common stock, par value $0.001 per share, outstanding.

                               SMTC Corporation
                                   Form 10-Q

                               Table of Contents

                                                                                                   Page No.
                                                                                                   --------
PART I     Financial Information                                                                       3

Item 1.    Financial Statements                                                                        3

           Consolidated Balance Sheets as of July 2, 2000
           and December 31, 1999                                                                       3

           Consolidated Statements of Earnings (loss) for the three months
           ended and the six months ended July 2, 2000 and June 30, 1999                               4

           Consolidated Statements of Changes in Stockholders' Equity for the
           six months ended July 2, 2000                                                               5

           Consolidated Statements of Cash Flows for the three months ended and
           the six months ended July 2, 2000 and June 30, 1999                                         6

           Notes to Consolidated Financial Statements                                                  7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                               14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  32

PART II    Other Information                                                                           33

Item 1.    Legal Proceedings                                                                           33

Item 2.    Changes in Securities and Use of Proceeds                                                   33

Item 3.    Defaults upon Senior Securities                                                             34

Item 4.    Submission of Matters to a Vote of Security Holders                                         34

Item 5.    Other Information                                                                           34

Item 6.    Exhibits and Reports on Form 8-K                                                            34

Signatures                                                                                             35

                          PART I FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

(Unaudited)

------------------------------------------------------------------------------
                                                       July 2,    December 31,
                                                        2000              1999
------------------------------------------------------------------------------

Assets

Current assets:
     Cash and short-term investments                    $   1,753    $   2,083
     Accounts receivable                                  120,540       71,597
     Inventories                                          123,067       61,680
     Prepaid expenses                                       5,117        3,647
     Deferred income taxes                                  1,047        1,527
------------------------------------------------------------------------------
                                                          251,524      140,534

Capital assets                                             37,858       35,003
Goodwill                                                   38,783       40,800
Other assets                                               11,758       11,145
Deferred income taxes                                         592          623

------------------------------------------------------------------------------
                                                        $ 340,515    $ 228,105
------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                   $ 104,940    $  53,119
     Accrued liabilities                                   53,208       29,307
     Income taxes payable                                       -        1,127
     Current portion of long-term debt                      4,000        2,000
     Current portion of capital lease obligations           1,249        1,541
------------------------------------------------------------------------------
                                                          163,397       87,094

Capital lease obligations                                   1,649        1,537
Long-term debt                                            157,496      128,942
Deferred income taxes                                       2,700        2,733
Stockholders' loans payable                                 5,200            -

Stockholders' equity:
     Capital stock                                              3            3
     Warrants                                               3,965          367
     Loans receivable                                         (60)         (60)
     Additional paid-in-capital                            11,804       11,804
     Deficit                                               (5,639)      (4,315)
------------------------------------------------------------------------------
                                                           10,073        7,799

------------------------------------------------------------------------------
                                                        $ 340,515    $ 228,105
------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Earnings (Loss)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                               Three months ended                      Six months ended
                                          -----------------------------         ------------------------------
                                            July 2,            June 30,            July 2,            June 30,
                                             2000                1999               2000                1999
--------------------------------------------------------------------------------------------------------------
Revenue                                   $ 167,136           $  23,293         $  291,469           $  46,561

Cost of sales                               153,391              21,841            266,518              43,407
--------------------------------------------------------------------------------------------------------------

Gross profit                                 13,745               1,452             24,951               3,154

Selling, general and
   administrative expenses                    7,265                 802             14,944               1,572

Amortization                                  1,230                  65              2,502                 130

--------------------------------------------------------------------------------------------------------------
Operating income                              5,250                 585              7,505               1,452

Interest                                      4,115                 734              7,904               1,529

--------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes           1,135                (149)              (399)                (77)

Income tax expense (recovery)                 1,016                 (55)               925                 (28)

--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                       $     119           $     (94)        $   (1,324)          $     (49)
--------------------------------------------------------------------------------------------------------------

Loss per Class A share:
     Basic                                $   (0.53)          $   (0.07)        $    (1.69)          $   (0.04)
     Diluted                                  (0.53)              (0.07)             (1.69)              (0.04)

--------------------------------------------------------------------------------------------------------------

Weighted average number of Class A
  shares used in the calculations of
  loss per share:
     Basic                                2,422,927           1,393,971          2,422,927           1,393,971
     Diluted                              2,422,927           1,393,971          2,422,927           1,393,971

--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Changes in Stockholders' Equity
(Expressed in thousands of U.S. dollars)

Six months ended July 2, 2000
(Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                         Additional
                                Capital                     paid-in          Loans               Stockholders'
                                  stock      Warrants       capital     receivable      Deficit         equity
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999       $    3      $    367     $  11,804      $     (60)   $  (4,315)   $     7,799

Warrants issued                       -         3,598             -              -            -          3,598

Loss for the six months               -             -             -              -       (1,324)        (1,324)

--------------------------------------------------------------------------------------------------------------
Balance, July 2, 2000            $    3      $  3,965     $  11,804      $     (60)   $  (5,639)   $    10,073
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                          Three months ended                    Six months ended
                                                       -------------------------           ---------------------------
                                                        July 2,            June 30,           July 2,         June 30,
                                                           2000                1999              2000             1999
----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net earnings (loss)                               $       119        $     (94)       $   (1,324)       $     (49)
     Items not involving cash:
         Amortization                                        1,230               65             2,502              130
         Depreciation                                        2,365              898             4,840            1,793
         Deferred income taxes                                 253              (54)              478              (28)
         Loss on disposition of capital assets                   -                -               (44)               -
     Change in non-cash operating working capital:
         Accounts receivable                               (39,889)          (1,359)          (48,943)           6,224
         Inventories                                       (36,673)          (1,354)          (61,387)           1,367
         Prepaid expenses                                      224             (257)           (1,470)            (357)
         Accounts payable, accrued liabilities and
           income taxes payable                             67,201            2,528            74,595           (2,681)
----------------------------------------------------------------------------------------------------------------------
                                                            (5,170)             373           (30,753)           6,399

Financing:
     Repayment of bank indebtedness                              -             (414)                -           (5,019)
     Net increase (decrease) in revolving
       credit facility                                        (921)               -            30,554                -
     Repayment of long-term debt                                 -              (81)                -             (162)
     Principal payments on capital leases                     (303)            (429)             (721)            (847)
     Proceeds from warrants                                  2,500                -             2,500                -
     Stockholders' loans payable                             5,200                -             5,200                -
----------------------------------------------------------------------------------------------------------------------
                                                             6,476             (924)           37,533           (6,028)

Investments:
     Purchase of capital assets                             (4,664)             (69)           (7,154)            (131)
     Proceeds from sale of capital assets                        -                -                44                -
----------------------------------------------------------------------------------------------------------------------
                                                            (4,664)             (69)           (7,110)            (131)
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            (3,358)            (620)             (330)             240

Cash and cash equivalents, beginning period                  5,111            1,346             2,083              486

----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $     1,753        $     726        $    1,753        $     726
----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Cash paid during the period:
         Income taxes                                  $     6,765        $       -        $    1,602        $       -
         Interest                                            3,976              672             7,895            1,128
     Non-cash investing and financing activities:
         Acquisition of equipment under
           capital lease                                       248                -               541                -
         Value of warrants in excess of
           proceeds received                                 1,098                -             1,098                -

----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

1.     Basis of presentation:


       The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

       The accompanying unaudited consolidated balance sheets as at July 2, 2000 and December 31, 1999, and the related unaudited consolidated statements of earnings (loss) for the three and six month periods ended July 2, 2000 and June 30, 1999, the unaudited consolidated statement of changes in stockholders' equity for the six month period ended July 2, 2000; and the unaudited consolidated statements of cash flows for the three and six month periods ended July 2, 2000 and June 30, 1999 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended July 2, 2000 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 1999.

2.     Inventories:

       ---------------------------------------------------------
                                       July 2,      December 31,
                                          2000              1999
       ---------------------------------------------------------

       Raw materials                 $  70,829          $ 35,371
       Work in process                  40,992            17,124
       Finished goods                   10,325             8,578
       Other                               921               607

       ---------------------------------------------------------
                                     $ 123,067          $ 61,680
       ---------------------------------------------------------

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

-------------------------------------------------------------------------------

3.     Loss per share:


       The following table sets forth the calculation of basic and diluted loss per Class A share (in thousands, except share quantities and per share data):

       -------------------------------------------------------------------------------------------------------
                                                     Three months ended                 Six months ended
                                                ----------------------------       ---------------------------
                                                    July 2,         June 30,           July 2,        June 30,
                                                       2000             1999              2000            1999
       -------------------------------------------------------------------------------------------------------
       Numerator:
           Net earnings (loss)                  $       119      $       (94)      $    (1,324)    $       (49)
           Less Class L preferred
              entitlement                            (1,408)               -            (2,774)              -

       -------------------------------------------------------------------------------------------------------
       Loss available to Class A

         shareholders                           $    (1,289)     $       (94)      $    (4,098)    $       (49)
       -------------------------------------------------------------------------------------------------------

       Denominator:
           Weighted-average shares -
              basic                               2,422,927        1,393,971         2,422,927       1,393,971

       -------------------------------------------------------------------------------------------------------

       Loss per share:
           Basic                                $     (0.53)     $     (0.07)      $    (1.69)     $     (0.04)

       -------------------------------------------------------------------------------------------------------

       For the three and six month periods ended July 2, 2000 and for the three month and six month periods ended June 30, 1999, options and warrants to purchase common stock were outstanding during those periods but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per Class A share for the period.

4.     Income taxes:


       The Company's effective tax rate exceeds the statutory rate primarily due to non-deductible goodwill amortization and operating losses in certain jurisdictions.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

5.     Segmented information:


       The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eight facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

       -------------------------------------------------------------------------------------------------------
                           Three months ended July 2, 2000                       Six months ended July 2, 2000
                     -------------------------------------------     -----------------------------------------
                                                             Net                                           Net
                          Total      Intersegment       external           Total   Intersegment       external
                        revenue           revenue        revenue         revenue        revenue        revenue
       -------------------------------------------------------------------------------------------------------

       United States $   133,224      $    (2,895)   $   130,329     $   240,020     $   (3,569)   $   236,451
       Canada             16,967           (1,437)        15,530          30,005         (2,422)        27,583
       Europe              4,638             (685)         3,953           9,365         (2,161)         7,204
       Mexico             18,549           (1,225)        17,324          21,470         (1,239)        20,231

       -------------------------------------------------------------------------------------------------------
                     $   173,378      $    (6,242)   $   167,136     $   300,860     $   (9,391)   $   291,469
       -------------------------------------------------------------------------------------------------------

       EBITA:
           United States                             $     5,500                                   $     9,077
           Canada                                          1,500                                         2,228
           Europe                                           (728)                                       (1,222)
           Mexico                                            208                                           (76)
       -------------------------------------------------------------------------------------------------------
                                                           6,480                                        10,007

           Interest                                        4,115                                         7,904
           Amortization                                    1,230                                         2,502

       -------------------------------------------------------------------------------------------------------
       Earnings (loss) before income taxes           $     1,135                                   $      (399)
       -------------------------------------------------------------------------------------------------------

       Capital expenditures:
           United States                             $     2,701                                   $     3,965
           Canada                                            192                                           857
           Europe                                             41                                           219
           Mexico                                          1,978                                         2,654

       -------------------------------------------------------------------------------------------------------
                                                     $     4,912                                   $     7,695
       -------------------------------------------------------------------------------------------------------

       Prior to July 30, 1999, the Company operated in one geographic segment - the United States.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

5.     Segmented information (continued):


       The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

       -----------------------------------------------------------------------------------------
                                      Three months ended                 Six months ended
                                 ----------------------------       ----------------------------
                                     July 2,         June 30,           July 2,         June 30,
                                        2000             1999              2000             1999
       -----------------------------------------------------------------------------------------
       Geographic revenue:
           United States         $   147,703       $   22,610       $   258,584       $   44,544
           Canada                      5,190                -             8,494                -
           Europe                     10,655              521            18,450            1,646
           Asia                        3,588              162             5,941              371

       -----------------------------------------------------------------------------------------
                                 $   167,136       $   23,293       $   291,469       $   46,561
       -----------------------------------------------------------------------------------------


       -----------------------------------------------------------------------------------------
                                                                        July 2,     December 31,
                                                                           2000             1999
       -----------------------------------------------------------------------------------------

       Long-lived assets:
           United States                                            $    45,555       $   40,304
           Canada                                                        24,654           25,585
           Europe                                                           802              735
           Mexico                                                        17,388            9,179

       -----------------------------------------------------------------------------------------
                                                                    $    88,399       $   75,803
       -----------------------------------------------------------------------------------------

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

6.     Subsequent events:

       (a) Initial public offering:

           On July 27, 2000, the Company completed an initial public offering of its common stock in the United States and exchangeable shares of its subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of U.S. $16.00 per share and 4,375,000 exchangeable shares at a price of Canadian $23.60 per share. The total net proceeds to the Company from the offering of approximately U.S. $156 million was used to reduce its indebtedness under the senior credit facility, repay the subordinated stockholders' notes issued in May 2000, repay the demand notes issued in July 2000 and finance the cash portion of the purchase price of the Pensar Corporation acquisition which closed simultaneously with the initial public offering. The Company will record an after-tax charge on repayment of the indebtedness and subordinated notes amounting to approximately $2,000. The charge will be recorded as an extraordinary loss.

           On August 18, 2000, the underwriters exercised their over-allotment option with respect to 1,650,000 shares of common stock at a price of U.S. $16.00 per share. The net proceeds to the Company from the sale of those shares of $24.6 million were used to reduce indebtedness under the senior credit facility.

       (b) Share reclassification:


           Concurrent with the effectiveness of the initial public offering, SMTC Corporation completed a share capital reorganization effected as follows:

           . each outstanding Class Y share of the Company's subsidiary, SMTC Manufacturing Corporation of Canada, was purchased in exchange for shares of Class L common stock;

           . each outstanding share of Class L common stock was converted into one share of Class A common stock plus an additional number of shares of Class A common stock determined by dividing the preference amount by the value of a share of Class A common stock based on the initial public offering price;

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

6.     Subsequent events (continued):


           . each outstanding share of Class A common stock was converted into approximately 3.67 shares of common stock;

           . all outstanding Class N common stock were redeemed and one share of special voting stock was issued which is held by a trustee for the benefit of the holders of the exchangeable shares; and

           . each Class L exchangeable share was converted into exchangeable shares of the same class as those offered in the offering at the same ratio that the shares of Class L common stock were converted to shares of common stock.

           Pro forma earnings (loss) per share:

           The calculation of pro forma earnings (loss) per share to give effect to the share reclassification was determined by dividing net earnings
           (loss) by the pro forma weighted-average common shares outstanding after giving retroactive effect to the conversion of all classes of common stock into shares of common stock effective with the initial public offering. The calculation of pro forma earnings (loss) per share does not give effect to any other subsequent events described in Note 6.

           ---------------------------------------------------------------------------------------------------
                                                    Three months ended                 Six months ended
                                             -------------------------------     -----------------------------
                                                    July 2,         June 30,           July 2,        June 30,
                                                       2000             1999              2000            1999
           ---------------------------------------------------------------------------------------------------
           Numerator:
                Net earnings (loss)          $          119    $         (94)    $      (1,324)   $        (49)

           ---------------------------------------------------------------------------------------------------

           Denominator:
                Weighted-average shares -
                  basic                          13,347,947        5,122,146        13,347,947       5,122,146
                Effect of dilutive securities:
                    Employee stock options          313,620                -                 -               -
                    Warrants                        932,173                -                 -               -

           ---------------------------------------------------------------------------------------------------
           Weighted-average shares -
              diluted                            14,593,740        5,122,146        13,347,947       5,122,146
           ---------------------------------------------------------------------------------------------------
           Pro forma earnings (loss)
             per share:
                Basic                        $         0.01    $       (0.02)    $       (0.10)   $      (0.01)
                Diluted                                0.01            (0.02)            (0.10)          (0.01)

           ----------------------------------------------------------------------------------------------------

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2000 and June 30, 1999
(Unaudited)

--------------------------------------------------------------------------------

6.     Subsequent events (continued):

       (c) Acquisition of Pensar Corporation:

           On July 27, 2000, simultaneously with the closing of the initial public offering, the Company acquired Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin. The total purchase price including transaction costs was approximately $36,600 resulting in a premium over tangible net book value of approximately $26,800. The purchase consideration consisted of $17,000 cash and the balance in shares of common stock of the Company. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering.

       (d) Demand notes:

           On July 3, 2000, the Company issued demand notes in the aggregate principal amount of $9,925. Of these demand notes, $5,925 in aggregate principal amount are secured by a portion of the Company's capital assets. The demand notes bore interest of 3% of the principal amount accruing on the date of issuance and 13.75% per year thereafter and were repaid with the proceeds of the offering.

       (e) Credit facility:

           In connection with the initial public offering, the Company entered into a new credit agreement with its lenders which provides for term loans up to $50,000 and revolving credit loans, swing line loans and letters of credit up to $100,000.

       (f) Management agreement termination fee:

           On July 27, 2000, the Company paid an aggregate fee of $1,800 to Bain Capital Partners VI, L.P., Celerity Partners, Inc., and Kilmer Electronics Group Limited to terminate the Company's management agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     SELECTED CONSOLIDATED FINANCIAL DATA

The pro forma results of operations included in this report for the quarter ended July 2, 2000 and June 30, 1999 and the six month period ended July 2, 2000 and June 30, 1999 contain the results of Surface Mount, HTM, W.F. Wood, and Pensar as if the combination of Surface Mount and HTM and the acquisitions of W.F. Wood and Pensar had occurred on January 1, 1999. As such, the pro forma results have been adjusted to reflect additional goodwill amortization related to the combination of Surface Mount and HTM, additional goodwill amortization related to the acquisition of W.F. Wood, additional goodwill amortization related to the acquisition of Pensar, additional interest expense and income tax effects related to the borrowings required to complete the Pensar acquisition, and the effect of the initial public offering before the exercise of the underwriters' over-allotment option. The effect of the exercise of the over-allotment option has been excluded from the pro forma results in order to facilitate comparability with the pro forma results reported in our Registration Statement on Form S-1, No. 333-33208, as amended.

The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

Consolidated Pro forma Statement of Operations Data:
(in millions, except per share amounts)

                                                Three Months Ended   Six Months Ended
                                               ---------------------------------------
                                                 July 2,  June 30,   July 2,  June 30,
                                                    2000      1999      2000      1999
                                               ---------------------------------------
Revenue                                        $   184.4  $  111.7  $  325.0  $  227.0
Cost of sales                                      168.1     101.2     295.0     205.3
                                               ---------------------------------------
Gross profit                                        16.3      10.5      30.0      21.7
Selling, general and administrative expenses         8.7       6.5      17.9      13.7
Amortization of intangible assets                    1.8       1.8       3.5       3.5
                                               ---------------------------------------
Operating income                                     5.8       2.2       8.6       4.5
Interest                                             1.6       0.1       2.9       0.2
                                               ---------------------------------------
Earnings before income taxes                         4.2       2.1       5.7       4.3
Income taxes                                         2.2       1.2       3.4       2.4
                                               ---------------------------------------
Net earnings                                   $     2.0  $    0.9  $    2.3  $    1.9
                                               =======================================
Earnings per common share:
              Basic                            $    0.08  $   0.03  $   0.09  $   0.07
                                               =======================================

Note: Pro forma results of operations exclude the overall effect of the August 18, 2000 issuance of an additional 1,650,000 common shares upon the exercise of the underwriters' over-allotment option. The net proceeds from the sale of shares upon the exercise of this option were $24.6 million. The effect on interest expense for the quarter ended July 2, 2000 and the six months ended July 2, 2000 would have been a reduction of $0.5 million and $1.0 million, respectively. The effect on income taxes for the same periods would have been an increase of $0.2 million and $0.4 million, respectively. The effect on net earnings for the same periods would have been an increase of $0.3 million and $0.6 million, respectively. The effect on earnings per share for the same periods would have been an increase of $0.01 and $0.02, respectively.

Consolidated Actual Statement of Operations Data:
(in millions, except per share amounts)

                                                Three Months Ended   Six Months Ended
                                               ---------------------------------------
                                                 July 2, June 30,    July 2,  June 30,
                                                    2000     1999       2000      1999
                                               ---------------------------------------
Revenue                                           $167.1    $ 23.3     $291.5   $ 46.5
Cost of sales                                      153.4      21.8      266.6     43.4
                                               ---------------------------------------
Gross profit                                        13.7       1.5       24.9      3.1
Selling, general and administrative expenses         7.2       0.8       14.9      1.6
Amortization of intangible assets                    1.3       0.1        2.5      0.1
                                               ---------------------------------------
Operating income                                     5.2       0.6        7.5      1.4
Interest                                             4.1       0.7        7.9      1.5
                                               ---------------------------------------
Earnings (loss) before income taxes                  1.1      (0.1)      (0.4)    (0.1)
Income taxes (recovery)                              1.0       --         0.9      --
                                               ---------------------------------------
Net earnings (loss)                               $  0.1    $ (0.1)    $ (1.3)  $ (0.1)
                                               =======================================
Pro forma earnings (loss) per common share:
              Basic                               $ 0.01    $(0.02)    $(0.10)  $(0.01)
                                               =======================================

Note: Pro forma earnings (loss) per common share has been calculated by giving retroactive effect to the share reclassification described in our financial statements for the three and six months ended July 2, 2000 and June 30, 1999.

Consolidated Balance Sheet Data:
(in millions)

                                            Actual                Pro forma
                                        As at July 2,           As at July 2,
                                             2000                    2000
                                        -------------------------------------
Cash and short-term investments            $    1.8             $    1.8
Working Capital                                88.1                102.9
Total Assets                                  340.5                387.5
Total debt, including current maturities      169.6                 54.1
Shareholders' equity                           10.1                165.3

Other Financial Data - Pro forma consolidated adjusted net earnings:
(in millions, except per share amounts)

                                        Three Months Ended  Six Months Ended
                                        ------------------------------------
                                         July 2,  June 30,  July 2,  June 30,
                                            2000     1999     2000      1999
                                        ------------------------------------
Net earnings                             $   2.0  $   0.9   $   2.3  $   1.9
Adjustments:
    Amortization of goodwill                 1.7      1.8       3.4      3.5
    Income tax effect                       (0.5)    (0.5)     (0.8)    (0.9)
                                        ------------------------------------
Adjusted net earnings                    $   3.2  $   2.2   $   4.9  $   4.5
                                        ====================================
Adjusted net earnings per common share   $  0.12  $  0.08   $  0.19  $  0.17
                                        ====================================

Other Financial Data - Actual consolidated adjusted net earnings:
(in millions, except per share amounts)

                                        Three Months Ended          Six Months Ended
                                        --------------------------------------------
                                         July 2,  June 30,          July 2,  June 30,
                                            2000     1999              2000     1999
                                        --------------------------------------------
Net earnings (loss)                      $   0.1  $  (0.1)          $  (1.3) $  (0.1)
Adjustments:
    Amortization of goodwill                 1.0       --               2.0       --
    Income tax effect                       (0.1)      --              (0.3)      --
                                        --------------------------------------------
Adjusted net earnings (loss)             $   1.0  $  (0.1)          $   0.4  $  (0.1)
                                        ============================================
Pro forma adjusted net earnings
   per common share                      $  0.07  $ (0.02)          $  0.03  $ (0.01)
                                        ============================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEM's, worldwide. Our full range of value added services include product design, procurement, prototyping, assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM's assets and liabilities are included in our consolidated financial statements at their historical cost and the comparative figures reflect the results of operations of HTM. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in 1998.

Our revenue has grown from approximately $59.0 million in 1997 to pro forma revenue of $502.7 million in 1999 through both internal growth and strategic acquisitions. Surface Mount developed a strategically located new site in San Jose, California in 1995. The July 1999 combination of Surface Mount and HTM provided us with increased strategic and operating scale and greater geographic breadth. In addition, as a result of the combination, we gained Carrier Access, Netopia, IBM and Lucent Technologies as customers. Collectively, since 1995 we have completed the following six acquisitions:

       . Radian Electronics' operations, which enabled our expansion into Austin, Texas, and established our relationship with Dell, in 1996;

       . Ogden Atlantic Design's operations in Charlotte, North Carolina, which provided us with a facility in a major technology center in the Southeastern United States, in 1997;

       . Ogden International Europe's operations in Cork, Ireland, which expanded our global presence into Europe, in 1998;

       . Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities and added Zenith as a customer, in July 1999;

       . W.F. Wood, based outside Boston, Massachusetts, which provided us with a manufacturing presence in the Northeastern United States, expanded our value-added services to include high precision enclosures capabilities, and added EMC and Sycamore Networks as customers, in September 1999; and

       . Subsequent to the six month period ended July 2, 2000, on July 27, 2000 and concurrent with the closing of our initial public offering (described below), Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin.

In addition, subsequent to July 2, 2000, we completed the following financing activities:

       . On July 3, 2000, we issued demand notes in the aggregate principal amount of $9.925 million, which were repaid with the proceeds of our initial public offering;

       . On July 27, 2000, we completed an initial public offering of our common stock in the United States and the exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada, raising net proceeds (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of $156.0 million;

       . Concurrent with the effectiveness of the initial public offering, we completed a share capital reorganization;

       . In connection with the initial public offering, we entered into a new credit agreement with our lenders, which provides for term loans up to $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million;

       . On July 27, 2000, we paid a fee of $1.8 million to terminate a management agreement under which we paid quarterly fees of $156,250; and

       . On August 18, 2000, we sold additional shares of common stock upon exercise of the underwriters' over-allotment option, raising net proceeds of $24.6 million.

We seek acquisition opportunities that enable us to expand our geographic reach, add manufacturing capacity and diversify into new markets. Presently, we are actively considering potential acquisitions in North America and Europe, and we are targeting Asia for future expansion. We intend to continue to capitalize on attractive acquisition opportunities in the EMS marketplace, and our goal is generally to have each acquisition be accretive to earnings after a transition period of approximately one year. We also plan to continue our strategy of augmenting our existing EMS capabilities with the addition of related value-added services. By expanding the services we offer, we believe that we will be able to expand our business with our existing customers and develop new opportunities with potential customers.

Consistent with our past practices and normal course of business, we engage from time to time in discussions with respect to potential acquisitions. While we have identified several opportunities that would expand our global presence, add to our value-added services and establish strategic relationships with new customers, we are not currently party to any definitive acquisition agreements.

The July 1999 combination of Surface Mount and HTM and the acquisitions we completed in 1999 were financed with funds borrowed under the $155.0 million senior credit facility, which we established in July 1999. On May 15, 2000, we amended this facility to increase funds available for borrowings to $162.5 million. As at July 2, 2000, we had borrowed $161.5 million under this facility. We reduced our indebtedness under this facility from the net proceeds of the initial public offering. We intend to borrow under our new credit facility to finance working capital growth and any cash portion of future acquisitions.

The EMS industry generally does not operate under long-term contracts. We have only one long-term customer production contract with Zenith Electronics that resulted from our acquisition of Zenith's facility in Chihuahua, Mexico. Our production agreement with Zenith, which expires in October 2000, requires Zenith to purchase minimum volumes on a quarterly basis and over the term of the agreement. If Zenith fails to achieve such volume targets, funds currently held in escrow will be remitted to us.

We currently provide turnkey manufacturing services to the majority of our customers. In 1999, 96.9% of our pro forma revenue was from turnkey manufacturing services. By contrast, from July 1999 to March 2000, under the terms of our production agreement with Zenith, we manufactured products for Zenith on a consignment basis. In a consignment arrangement, we provide manufacturing services only, while the customer purchases the materials and components necessary for production. In April 2000, we began to purchase materials for Zenith, and as a result, our relationship with Zenith evolved into a turnkey manufacturing relationship. Turnkey manufacturing services typically result in higher revenue and higher gross profits but lower gross profit margins when compared to consignment services.

With our turnkey manufacturing customers, we generally operate under contracts that provide a general framework for our business relationship. Our actual production volumes are based on purchase orders under which our customers do not commit to firm production schedules more than 30 to 90 days in advance. In order to minimize customers' inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer purchase orders. We do not generally undertake inventory risk. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers are generally responsible for all materials purchased and all goods manufactured on their behalf.

A recent trend in the EMS industry has emerged in which customers are seeking to consolidate suppliers and are seeking manufacturers who can provide complete manufacturing solutions. In connection with Dell's realignment of its production, Dell selected us to be its sole global manufacturing provider for its high value-added, high profit margin server business, which represented approximately $69.0 million, or 13.7%, of our 1999 pro forma revenue of approximately $503.0 million. We believe that Dell's decision will allow us to capitalize on a high growth market opportunity, and we believe our revenue for our Dell server business will grow accordingly. Dell has advised us, however, that it plans to discontinue using us to build their relatively lower profit margin riser card, a component used in personal computers. While our Dell riser card business represented approximately $88.0 million, or 17.6%, of our 1999 pro forma revenue, we believe this realignment will provide us with an opportunity to focus our efforts on providing our services in a significantly more attractive market sector. Dell riser card revenue for the first six months of 2000 was $18.3 million. We expect that the Dell riser card business will not contribute any revenue beyond the second half of 2000. We believe that in 2000 approximately 50.0% of the lost revenue from the discontinuation of our Dell riser card business will be replaced by additional Dell server business, and we anticipate that by 2002 the volume of manufacturing services we will provide to Dell in connection with Dell's servers will more than offset the loss of Dell's riser card business.

We service our customers through a total of nine facilities (including our July 27, 2000 acquisition of Pensar) located in the United States, Canada, Europe and Mexico. In 1999, approximately 85.0% of our pro forma revenue was generated from operations in the United States, approximately 9.0% from Canada, approximately 4.0% from Europe and approximately 2.0% from Mexico. Our facility in Chihuahua was acquired in July 1999 from Zenith Electronics Corporation. We expect to increase revenue from this facility in 2000 with the inclusion of a full year of operations, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

The pro forma results of operations included in this report for the quarter ended July 2, 2000 and June 30, 1999 and the six month period ended July 2, 2000 and June 30, 1999 contain the results of Surface Mount, HTM, W.F. Wood, and Pensar as if the combination of Surface Mount and HTM and the acquisitions of W.F. Wood and Pensar had occurred on January 1, 1999. As such, the pro forma results have been adjusted to reflect additional goodwill amortization related to the combination of Surface Mount and HTM, additional goodwill amortization related to the acquisition of W.F. Wood, additional goodwill amortization related to the acquisition of Pensar, additional interest expense and income tax effects related to the borrowings required to complete the Pensar acquisition, and the effect of the initial public offering before the exercise of the underwriters' over-allotment option. The effect of the exercise of the over-allotment option has been excluded from the pro forma results in order to facilitate comparability with the pro forma results reported in our Registration Statement on Form S-1, No. 333-33208, as amended.

The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the pro forma quarter ended July 2, 2000 compared to the quarter ended June 30, 1999 and with a discussion of the pro forma six month period ended July 2, 2000 compared to the six month period ended June 30, 1999. Because our historical financial statements do not reflect the July 1999 combination of HTM and Surface Mount, our September 1999 acquisition of W.F. Wood and our acquisition of Pensar or the completion of our initial public offering, a discussion of our historical operations does not provide a sufficient understanding of the financial conditions and results of operations of our business. Our pro forma results of operations include the results of operations of each of the businesses that comprise our company including Pensar. Following our discussion of the pro forma results of operations, we discuss our historical financial condition and results of operations for the quarter ended July 2, 2000 compared to the quarter ended June 30, 1999 and with a discussion of the six month period ended July 2, 2000 compared to the six month period ended June 30, 1999.

SMTC Corporation

Pro Forma Results of Operations

The following table sets forth certain pro forma operating data expressed as a percentage of revenue for the periods indicated:

                                                            Three Months Ended                Six Months Ended
                                                            ------------------------------------------------------------------
                                                            July 2,          June 30,         July 2,        June 30,
                                                            2000             1999             2000           1999
                                                            ------------------------------------------------------------------
Revenue                                                     100.0%           100.0%           100.0%         100.0%
Cost of sales                                                91.2             90.6             90.8           90.5
                                                            ------------------------------------------------------------------
Gross profit                                                  8.8              9.4              9.2            9.5
Selling, general and administrative expenses                  4.7              5.8              5.5            6.0
Amortization of intangible assets                             1.0              1.6              1.1            1.5
                                                            ------------------------------------------------------------------
Operating income                                              3.1              2.0              2.6            2.0
Interest                                                      0.8              0.1              0.9            0.1
                                                            ------------------------------------------------------------------
Earnings before income taxes                                  2.3              1.9              1.7            1.9
Income taxes                                                  1.2              1.1              1.0            1.1
                                                            ------------------------------------------------------------------
Net earnings                                                  1.1%             0.8%             0.7%           0.8%
                                                            ==================================================================

Pro Forma quarter ended July 2, 2000 compared to the quarter ended June 30, 1999

Pro Forma Revenue

Revenue increased $72.7 million, or 65.1%, from $111.7 million in the second quarter of 1999 to $184.4 million in the second quarter of 2000. This increase resulted from the growth of revenue generated by our United States operations and the acquisition of our Chihuahua facility in July 1999. In the second quarter of 2000, 80.0% of our revenue was generated from operations in the United States, 8.5% from Canada, 2.1% from Europe and 9.4% from Mexico. In the second quarter of 1999, 85.5% of our revenue was generated from operations in the United States, 10.8% from Canada, 3.7% from Europe and none from Mexico.

Revenue from Dell for the second quarter of 2000 was $32.7 million, or 17.7% of total revenue. In the second quarter of 1999, revenue from Dell was $38.5 million or 34.5% of total revenue. No other customer represented more than 10% of revenue in the second quarter of 1999 or 2000.

Pro Forma Gross Profit

Gross profit increased $5.8 million from $10.5 million in the second quarter of 1999 to $16.3 million in the second quarter of 2000. The improvement in gross profit was due to the effect of the growth in revenue and the addition of our Chihuahua facility. The gross margin was lower in the second quarter of 2000 because our Chihuahua facility was operating below capacity and under-utilizing the fixed costs of operations.

Pro Forma Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $2.2 million from $6.5 million in the second quarter of 1999 to $8.7 million in the second quarter of 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 5.8% to 4.7% because of the higher revenue base.

Pro Forma Amortization

Amortization of intangible assets of $1.8 million was expensed in both the second quarters of 1999 and 2000. Amortization for the second quarter of 2000 includes the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood and $0.5 million related to the acquisition of Pensar. Amortization of intangible assets for the second quarter of 2000 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Pro Forma Interest Expense

Interest expense increased $1.5 million from $0.1 million in the second quarter of 1999 to $1.6 million in the same period in 2000 due to interest expense related to debt incurred to purchase our Chihuahua facility and to meet increased working capital requirements to fund the growth of our business.

Pro Forma Income Tax Expense

In the second quarter of 1999, we had an income tax expense of $1.2 million on income before taxes of $2.1 million, producing an effective tax rate of 57.4%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $0.4 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM.

In the second quarter of 2000, we had an income tax expense of $2.2 million on income before taxes of $4.2 million, producing an effective tax rate of 53.2%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $0.7 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM.

Pro Forma six month period ended July 2, 2000 compared to the six month period ended June 30, 1999

Pro Forma Revenue

Pro forma revenue increased $98.0 million, or 43.2%, from $227.0 million for the six month period ended June 30, 1999, to $325.0 million for the six month period ended July 2, 2000. This increase resulted from the growth of revenue generated by our United States operations and the acquisition of our Chihuahua facility in July 1999. For the six month period ended July 2, 2000, 83.1% of our revenue was generated from operations in the United States, 8.5% from Canada, 2.2% from Europe and 6.2% from Mexico. For the first three months of 2000, our Chihuahua facility's sales were on a consignment basis. On April 1, 2000, our Chihuahua facility converted to a turnkey operation, which typically produces higher gross revenues than a consignment operation. For the six month period ended June 30, 1999, 85.6% of our revenue was generated from operations in the United States, 10.5% from Canada, 3.9% from Europe and none from Mexico.

Revenue from Dell for the six month period ended July 2, 2000 was $65.3 million, or 20.1% of total revenue. In the six month period ended June 30, 1999, revenue from Dell was $70.7 million or 31.1 % of total revenue. No other customer represented more than 10% of revenue in the second quarter of 1999 or 2000.

Pro Forma Gross Profit

Gross profit increased $8.3 million from $21.7 million in the six month period ended June 30, 1999 to $30.0 million in the six month period ended July 2, 2000. The improvement in gross profit was due to the effect of the growth in revenue and the addition of our Chihuahua facility. Our gross profit margin declined from 9.5% for the six month period ended June 30, 1999 to 9.2% in for the six month period ended July 2, 2000. The gross margin was lower for the six month period ended July 2, 2000 due to a change in the customer mix.

Pro Forma Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $4.2 million from $13.7 million for the six month period ended June 30, 1999 to $17.9 million for the six month period ended July 2, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 6.0% to 5.5% because of the higher revenue base.

Pro Forma Amortization

Amortization of intangible assets of $3.5 million was expensed for the six month period ended June 30, 1999 and for the six month period ended July 2, 2000. Amortization for the six month period ended July 2, 2000 includes the amortization of $1.2 million of goodwill related to the combination of Surface Mount and HTM, $0.8 million of goodwill related to the acquisition of W.F. Wood and $1.1 million of goodwill related to the acquisition of Pensar. Amortization of intangible assets for the six month period ended July 2, 2000 also included the amortization of $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Pro Forma Interest Expense

Interest expense increased $2.7 million from $0.2 million for the six month period ended June 30, 1999 to $2.9 million for the six month period ended July 2, 2000 due to the interest expense related to debt incurred to purchase our Chihuahua facility and to meet increased working capital requirements to fund the growth of our business.

Pro Forma Income Tax Expense

For the six month period ended June 30, 1999, we had an income tax expense of $2.4 million on income before taxes of $4.3 million, producing an effective tax rate of 53.8%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $0.8 million incurred by our Irish subsidiary or deduct $1.2 million of goodwill related to the combination of Surface Mount and HTM.

For the six-month period ended July 2, 2000, we had an income tax expense of $3.4 million on income before taxes of $5.7 million, producing an effective tax rate of 58.8%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $1.2 million incurred by our Irish subsidiary or deduct $1.2 million of goodwill related to the combination of Surface Mount and HTM.

SMTC Corporation (formerly HTM Holdings, Inc.)

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the periods indicated:

                                                            Three Months Ended                Six Months Ended
                                                            ------------------------------------------------------------------
                                                            July 2,          June 30,         July 2,        June 30,
                                                             2000             1999             2000           1999
                                                            ------------------------------------------------------------------
Revenue                                                     100.0%           100.0%           100.0%         100.0%
Cost of sales                                                91.8             93.8             91.4           93.2
                                                            ------------------------------------------------------------------
Gross profit                                                  8.2              6.2              8.6            6.8
Selling, general and administrative expenses                  4.3              3.4              5.1            3.4
Amortization of intangible assets                             0.7              0.3              0.9            0.3
                                                            ------------------------------------------------------------------
Operating income                                              3.2              2.5              2.6            3.1
Interest                                                      2.5              3.1              2.7            3.3
                                                            ------------------------------------------------------------------
Earnings (loss) before income taxes                           0.7             (0.6)            (0.1)          (0.2)
Income taxes (recovery)                                       0.6             (0.2)             0.3           (0.1)
                                                            ------------------------------------------------------------------
Net earnings (loss)                                           0.1             (0.4)            (0.4)          (0.1)
                                                            ==================================================================

Quarter ended July 2, 2000 compared to the quarter ended June 30, 1999

Revenue

Revenue increased $143.8 million, or 617.2%, from $23.3 million in the second quarter of 1999 to $167.1 million in the second quarter of 2000. This increase resulted from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999 and the acquisition of W.F. Wood in September 1999. Surface Mount, W.F. Wood and our Chihuahua facility contributed $92.3 million, $13.9 million and $18.6 million, respectively to the increase in revenue. Revenue generated from our Denver facility, formerly HTM, increased $19.0 million or 81.4% from $23.3 million in the second quarter of 1999 to $42.3 million in the second quarter of 2000. In the second quarter of 1999, revenue from IBM of $6.4 million, from Carrier Access of $5.3 million and from Netopia of $5.4 million represented 27.5%, 22.7% and 23.2%, respectively, of total revenue. Revenue from Dell for the second quarter of 2000 was $32.7 million, or 19.6% of total revenue. No other customers represented more than 10% of revenue.

In the second quarter of 2000, 78.0% of our revenue was generated from operations in the United States, 9.3% from Canada, 2.3% from Europe and 10.4% from Mexico. In the second quarter of 1999, all of HTM's revenue was generated from our Denver facility in the United States.

Gross Profit

Gross profit increased $12.2 million from $1.5 million in the second quarter of 1999 to $13.7 million in the second quarter of 2000. Our gross profit margin improved from 6.2% in the second quarter of 1999 to 8.2% in the second quarter of 2000. The improvements in gross profit and gross margin were due to the combination of Surface Mount and HTM as well as the acquisitions we completed in 1999. The combination of Surface Mount and HTM added $7.7 million of gross profit at a gross margin of 8.3%, W.F. Wood's operation contributed $2.5 million at a gross margin of 18.8%, and our Chihuahua facility added $1.1 million of gross profit at a gross margin of 5.6%. Our W.F. Wood operation contributed higher gross margins because the high precision enclosure products manufactured by that facility have higher profit margins than the products we have historically manufactured. Our Chihuahua facility provided us with lower gross margins because it was not operating at full capacity during the second quarter of 2000.

At our Denver facility, formerly HTM, gross profit increased $0.9 million from $1.4 million in the second quarter of 1999 to $2.3 million in the second quarter of 2000 but the gross margin declined from 6.2% to 5.5% due to a change in customer mix.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $6.4 million from $0.8 million in the second quarter of 1999 to $7.2 million in the second quarter of 2000. As a percentage of revenue, selling, general and administrative expenses increased from 3.4% to 4.3% because the facilities added in the combination of Surface Mount and HTM and through acquisitions were operating at a lower capacity than our Denver facility. At our Denver facility, selling, general, and administrative expenses were unchanged at $0.8 million for both the second quarter of 1999 and the second quarter of 2000 but declined as a percentage of revenue from 3.1% to 1.9%.

Amortization

Amortization of intangible assets in the second quarter of 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM and $0.4 million of goodwill related to the acquisition of W.F. Wood. Amortization of intangible assets in the second quarter of 2000 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs. The 1999 amortization included $0.1 million in amortization of deferred finance costs.

Interest Expense

Interest expense increased $3.4 million from $0.7 million in the second quarter of 1999 to $4.1 million in the second quarter of 2000 due to interest expense related to debt incurred in connection with the combination of Surface Mount and HTM, debt incurred to purchase our Chihuahua facility and W.F. Wood and debt incurred to meet increased working capital requirements to fund the growth of our business. The weighted average interest rates with respect to the debt for the second quarter of 1999 and the second quarter of 2000 were 9.7% and 9.6%, respectively.

Income Tax Expense

In the second quarter of 2000, an income tax expense of $1.0 million on pre-tax income of $1.1 million produced an effective tax rate of 89.5% as we were not able to claim a recovery of losses of $0.7 million by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM. The effective tax rate in the second quarter of 1999 was 36.9% on a loss before taxes of $0.1 million recorded by our Denver facility, formerly HTM.

Six month period ended July 2, 2000 compared to the six month period ended June 30, 1999

Revenue

Revenue increased $245.0 million, or 526.9% from $46.5 million for the six month period ended June 30, 1999 to $291.5 million for the six month period ended July 2, 2000. This increase resulted from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999 and our acquisition of W.F. Wood in September 1999. Surface Mount, W.F. Wood and our Chihuahua facility contributed $167.8 million, $25.3 million and $21.5 million, respectively, to the increase in revenue. Revenue generated from our Denver facility, formerly HTM, increased $30.4 million or 65.2% from $46.6 million in the six month period ended June 30, 1999 to $76.9 million in the six month period ended July 2, 2000. In the six month period ended June 30, 1999, revenue from IBM of $17.4 million, from Carrier Access of $9.3 million and from Netopia of $8.2 million represented 37.4%, 20.0% and 17.6%, respectively, of total revenue. Revenue from Dell for the six month period ended July 2, 2000 was $65.3 million, or 22.4% of total revenue. No other customers represented more than 10% of revenue.

For the six month period ended July 2, 2000, 81.1% of our revenue was generated from operations in the United States, 9.5% from Canada, 2.5% from Europe and 6.9% from Mexico. During the six month period ended June 30, 1999, all of HTM's revenue was generated from our Denver facility in the United States.

Gross Profit

Gross profit increased $21.8 million from $3.1 million for the six month period ended June 30, 1999 to $24.9 million in the six month period ended July 2, 2000. Our gross profit margin improved from 6.8% for the six month period ended June 30, 1999 to 8.6 % in for the six month period ended July 2, 2000. The improvements in gross profit and gross margin were due to the combination of Surface Mount and HTM as will as the acquisitions we completed in 1999. The combination of Surface Mount and HTM added $12.5 million of gross profit at a gross margin of 7.5%, our W.F. Wood operation contributed $5.0 million at a gross margin of 19.6% and our Chihuahua facility added $2.8 million of gross profit at a gross margin of 13.1%.

Our W.F. Wood operation contributed higher gross margins because the high precision enclosure products manufactured by that facility have higher profit margins than products we have historically manufactured.

Our Chihuahua facility provided us with higher gross margins because all of its sales were on a consignment basis during the first quarter. Consignment sales typically result in lower revenue and higher gross profit margins but lower gross profit compared to turnkey services. On April 1, 2000, our Chihuahua facility became a turnkey operation.

At our Denver facility, formerly HTM, gross profit increased $1.5 million from $3.2 million for the six month period ended June 30,1999 to $4.7 million for the six month period ended July 2, 2000 but the gross margin declined from 6.8% to 6.1% due to a change in customer mix.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $13.3 million from $1.6 million for the six month period ended June 30, 1999 to $14.9 million for the six month period ended July 2, 2000. As a percentage of revenue, selling, general and administrative expenses increased from 3.4% to 5.1% because the facilities added in the combination of Surface Mount and HTM and through acquisitions were operating at a lower capacity than our Denver facility. At our Denver facility, selling, general, and administrative expenses were unchanged at $1.5 million but declined as a percentage of revenue from 3.4% to 1.9%.

Amortization

Amortization of intangible assets for the six month period ended July 2, 2000 included the amortization of $1.2 million of goodwill related to the combination of Surface Mount and HTM and $0.8 million of goodwill related to the acquisition of W.F. Wood. Amortization of intangible assets for the six month period ended July 2, 2000 also included the amortization of $0.4 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Interest Expense

Interest expense increased $6.4 million from $1.5 million for the six month period ended June 30, 1999 to $7.9 million for the six month period ended July 2, 2000 due to interest expense related to debt incurred in connection with the combination of Surface Mount and HTM, debt incurred to purchase our Chihuahua facility and W.F. Wood and debt incurred to meet increased working capital requirements to fund the growth of our business. The weighted average interest rates with respect to the debt for the six month period ended June 30, 1999 and the six month period ended July 2, 2000 were both 9.8%.

Income Tax Expense

For the six month period ended July 2, 2000, we recorded an income tax expense of $0.9 million on a loss of $0.4 million as we were not able to claim a recovery on losses of $1.2 million by our Irish subsidiary or deduct $1.2 million of goodwill related to the combination of Surface Mount and HTM. For the six month period ended June 30, 1999, an income tax recovery of $0.03 million was recorded on a loss before taxes of $0.1 million by our Denver facility, formerly HTM.

Liquidity and Capital Resources

Our principal source of liquidity is cash provided from borrowings under our senior credit facility. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate that these will continue to be our principal uses of cash in the future.

Net cash provided by operating activities for the six month period ended June 30, 1999 was $6.4 million compared to net cash used in operating activities of $30.8 million for the six month period ended July 2, 2000. In 1999, our Denver facility, formerly HTM, reduced its working capital requirements while the growth of the combined companies in 2000 led to increased working capital needs.

Net cash used by financing activities for the six month period ended June 30, 1999 was $6.0 million due to the repayment of borrowings and capital lease payments. Net cash provided by financing activities for the six month period ended July 2, 2000 was $37.5 million due to increased borrowings under the revolving line of credit, proceeds from the exercise of warrants, and proceeds from stockholder loans.

Net cash used in investing activities for capital expenditures was $0.1 million for the six month period ended June 30, 1999 compared to $7.1 million for the six month period ended July 2, 2000. This increase resulted from the combination of Surface Mount and HTM, our acquisition of the Chihuahua facility in July 1999 and our acquisition of W.F. Wood in September 1999.

As of July 2, 2000, we had borrowings of $161.5 million under our senior credit facility. On April 26, 2000, we sold demand notes to certain of our stockholders in an aggregate principal amount of $4.738 million. The demand notes were repurchased on May 18, 2000 with a portion of the cash proceeds from the sale of notes and warrants pursuant to a senior subordinated loan agreement and a warrant subscription agreement, each dated May 18, 2000. In order to provide us with additional working capital and to finance the growth of our business, certain of our stockholders purchased subordinated notes in the amount of $5.0 million and warrants in the amount of $2.5 million in connection with the senior subordinated loan agreement and the warrant subscription agreement. On July 3, 2000, in order to provide us with additional working capital and to finance the growth of our business, certain of our stockholders purchased demand notes from us in the amount of $9.925 million.

On July 27, 2000, we completed an initial public offering of our shares of common stock in the United States and exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of U.S. $16.00 per share and 4,375,000 exchangeable shares at a price of Canadian $23.60 per share. The net proceeds from the offering (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of approximately $156.0 million were used to reduce our indebtedness under the senior credit facility, to repay outstanding notes, to pay debt of Pensar Corporation and to finance the cash portion of the purchase price of Pensar Corporation, which closed simultaneously with the initial public offering. On August 18, 2000, an additional 1,650,000 of shares of common stock were issued at a price of U.S. $16.00 upon the exercise of the underwriters' over-allotment option. The net proceeds of $24.6 million from the sale of shares upon the exercise of the underwriters' over-allotment option were used to reduce our indebtedness under the senior credit facility.

On July 27, 2000, we entered into a new credit agreement with our lenders, which provides for term loans up to $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million.

Based upon the current level of operations, our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101 and in March 2000 issued SAB 101A "Revenue Recognition," which provide guidelines in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. As a consequence of the issuance of SAB 101B in June 2000, we are required to implement SAB 101 as of the fourth quarter of 2000. We believe that our revenue recognition practices are consistent with the guidelines.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will be required to implement SFAS No. 133 for our fiscal year ended December 31, 2001. We have not assessed the impact of the adoption of SFAS No. 133 on our financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. As required, we implemented this standard in 1999. The implementation did not have a material impact on our financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all start-up costs related to the new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. As required, we implemented this standard in 1999. The implementation did not have a material impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" contained herein. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our largest customer in 1999 was Dell, which represented approximately 31.3% of our total pro forma revenue in 1999. Our next five largest customers collectively represented an additional 26.4% of our total pro forma revenue in 1999. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. For example, in 1999 we manufactured two products for Dell, servers, which represented 13.7%, or approximately $69 million, of our total pro forma revenue in 1999 of approximately $503 million, and riser cards, which represented 17.6%, or approximately $88 million, of our total pro forma revenue in 1999. In 1999 Dell informed us that, as part of its efforts to rationalize its supplier network, it intends to consolidate its server product manufacturing by shifting additional business to us while at the same time it intends to discontinue using us to manufacture its riser cards, a component used in personal computers. We expect that the Dell riser card business will not contribute any revenue beyond the second half of 2000. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron Corporation. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some may have substantially greater manufacturing, financial research and development and marketing resources and lower cost structures than we do. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

We may experience variability in our operating results, which could negatively impact the price of our shares.

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Historically, our calendar fourth quarter revenue has been highest and our calendar first quarter revenue has been lowest. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

       . variations in the timing and volume of customer orders relative to our manufacturing capacity;

       .   variations in the timing of shipments of products to customers;

       .   introduction and market acceptance of our customers' new products;

       .   changes in demand for our customers' existing products;

       . the accuracy of our customers' forecasts of future production requirements;

       .   effectiveness in managing our manufacturing processes;

       . changes in competitive and economic conditions generally or in our customers' markets;

       .   changes in the cost or availability of components or skilled labor;
           and

       . the timing of, and the price we pay for, acquisitions and related integration costs.

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and sometimes delivery schedules have been deferred as a result of changes in a customer's business needs. Any material delay, cancellation or reduction of orders from our largest customers could cause our revenue to decline significantly. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity.

Any of these factors or a combination of these factors could have a material adverse effect on our business, financial condition and results of operations.

Shortage or price fluctuation in component parts specified by our customers could delay product shipment and affect our profitability.

A substantial portion of our revenue is derived from "turnkey" manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have a material adverse effect on our business, financial condition and results of operations. We are required to forecast our future inventory needs based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay productions of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers have been forced to allocate available quantities among their customers and we have not been able to obtain all of the materials desired. Our inability to obtain these needed materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases. Accordingly, some component price increases could increase costs and reduce operating income. Also we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant growth in a short period of time and may have trouble integrating acquired business and managing our expansion.

Since 1996, we and our predecessor, The Surface Mount Technology Centre Inc., have together completed seven acquisitions (including the acquisition of Pensar Corporation on July 27, 2000). Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

We have a limited history of owning and operating our acquired businesses on a consolidated basis. There can be no assurance that we will be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. Our rapid growth has placed and will continue to place a significant strain on management, on our financial resources, and on our information, operating and financial systems. If we are unable to manage this growth effectively, it may have an adverse effect on our business, financial condition and results of operations.

Our acquisition strategy may not succeed.

As part of our business strategy, we expect to continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or finance and complete transactions that we select. Our failure to execute our acquisition strategy may have a material adverse effect on our business, financial condition and results of operation. Also, if we are not able to successfully complete acquisitions, we may not be able to compete with larger EMS providers who are able to provide a total customer solution.

If we do not effectively manage the expansion of our operations, our business may be harmed.

We have grown rapidly in recent periods, and this growth may be difficult to sustain. Internal growth and further expansion of services may require us to expand our existing operations and relationships. We plan to expand our design and development services and our manufacturing capacity by expanding our facilities and by adding new equipment. Expansion has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical, financial and other resources. Our ability to manage future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our operations and to continue to improve our operational and information systems. We may experience inefficiencies as we integrate new operations and manage geographically dispersed operations. We may incur cost overruns. We may encounter construction delays, equipment delays or shortages, labor shortages and disputes, and production start-up problems that could adversely affect our growth and our ability to meet customers' delivery schedules. We may not be able to obtain funds for this expansion on acceptable terms or at all. In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expense and rental expense. If our revenue does not increase sufficiently to offset these expenses, our business, financial condition and results of operations would be adversely affected.

We are dependent upon the electronics industry, which produces technologically advanced products with short life cycles.

Substantially all of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and has in the past experienced downturns. A recession or a downturn in the electronics industry would likely have a material adverse effect on our business, financial condition and results of operations.

If we are unable to respond to rapidly changing technology and process development, we may not be able to compete effectively.

The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. There can be no assurance that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that capital will be available for these purposes in the future or that investments in new technologies will result in commercially viable technological processes.

Our business will suffer if we are unable to attract and retain key personnel and skilled employees.

We depend on the services of our key senior executives, including Paul Walker, Edward Johnson, Philip Woodard, Gary Walker and Derek D'Andrade. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future.

Risks particular to our international operations could adversely affect our overall results.

Our success will depend, among other things, on successful expansion into new foreign markets in order to offer our customers lower cost production options. Entry into new foreign markets may require considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, operations in a new foreign market may operate at low profit margins or may be unprofitable.

Pro forma revenue generated outside of the United States and Canada was approximately 5.5% in 1999. International operations are subject to inherent risks, including:

       .   fluctuations in the value of currencies and high levels of inflation;

       . longer payment cycles and greater difficulty in collecting amounts receivable;

       . unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

       .   political and economic instability;

       .   increases in duties and taxation;

       . inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. and Canadian income taxes;

       . imposition of restrictions on currency conversion or the transfer of funds; and

       .   trade restrictions.

We are subject to a variety of environmental laws, which expose us to potential financial liability.

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws is a major consideration for us because we use metals and other hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition we, along with any other person who arranges for the disposal of our wastes, may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having a material adverse effect on our operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our future indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

We plan to incur indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes. This debt could have adverse consequences for our business, including:

       .   We will be more vulnerable to adverse general economic conditions;

       . We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

       . We may have difficulty obtaining additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

       . We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

       . We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

       . We may fail to comply with the covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under our senior credit facility or successor facilities.

The terms of our indebtedness agreement impose significant restrictions on our ability to operate.

The terms of our current indebtedness agreement restricts, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain financial condition tests, which further restrict our ability to operate as we choose. Substantially all our assets and those of our subsidiaries are pledged as security under our senior credit facility.

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management hold approximately 14.8%, 13.5%, 7.9% and 13.8%, respectively, of our outstanding shares. In addition, three of the ten directors who serve on our board are representatives of the Bain funds, two are representatives of the Celerity funds, two are representatives of Kilmer Electronics Group Limited and three are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Provisions in our charter documents and state law may make it harder for others to obtain control of us even though some stockholders might consider such a development favorable.

Provisions in our charter, by-laws and certain provisions under Delaware law may have the effect of delaying or preventing a change of control or changes in our management that stockholders consider favorable or beneficial. If a change of control or change in management is delayed or prevented, the market price of our shares could suffer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for 1999 was 9.5%. We reduce our exposure to interest rate risks through swap agreements. We have entered into swap agreements to hedge $65.0 million of our outstanding debt. Under the terms of our current swap agreement expiring on September 22, 2001, the maximum annual rate we would pay on the approximately $65.0 million of our debt is 9.66%, as of July 2, 2000. The remainder of our debt of $96.5 million bore interest based on the Eurodollar base rate, which was 6.5% on July 2, 2000. If the Eurodollar base rate increased by 10% to 7.2%, our interest expense would increase by approximately $1.1 million in 2000.

The revolving credit facility portion of our senior credit facility of $161.5 million bore interest at 9.5% per annum, as of July 2, 2000. Assuming we do not have a material outstanding balance on this facility during the year ending December 31, 2000, a 10% change in interest rates as of July 2, 2000 is not expected to materially affect the interest expense to be incurred on this facility during such period.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. Therefore, the effect of a 10.0% change in exchange rates as of December 31, 1999 would not have a material impact on our operating results for the year ending December 31, 2000.

                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is currently not a party to any material legal actions or proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) None.

       (c) Under a warrant subscription agreement dated May 18, 2000, we sold warrants for $2.5 million that were exercised on July 27, 2000 for an aggregate of 477,050 shares of common stock. With respect to each warrant, the right to exercise the warrant and the subsequent conversion into common stock were triggered by the occurrence of our initial public offering. The issuance of warrants was exempt from registration under the Securities Act of 1933 pursuant to
           Section 4(2). The purchasers of the warrants included only foreign persons, qualified institutional buyers and three large institutional accredited investors.

       (d) Pursuant to Rule 463 and Item 701 (f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, the following information is provided in this report:

           (1) The Registration Statement on Form S-1 of SMTC Corporation (File No. 333-33208) (the "Registration Statement") was declared effective by the Securities and Exchange Commission on July 20, 2000.

           (2) The offering contemplated by the prospectus contained in the Registration Statement (the "Offering") was consummated on July 27, 2000 with respect to the initial sale of shares and on August 18, 2000 with respect to shares purchased upon exercise of the underwriters' over-allotment option.

           (3) The managing underwriters in the Offering were Lehman Brothers, Inc., RBC Dominion Securities, Merrill Lynch & Co., and FleetBoston Robertson Stephens Inc.

           (4) The Registration Statement related to shares of common stock, $0.01 par value ("Common Stock"), of SMTC Corporation.

           (5) The Registration Statement registered an aggregate of 12,650,000 shares of Common Stock; the aggregate gross offering price of the amount of shares registered was $202.0 million. SMTC Corporation sold 8,275,000 shares pursuant to the Registration Statement for an aggregate gross offering price of $132.0 million. The number of shares of Common Stock sold included 1,650,000 of shares of Common Stock registered under the Registration Statement subject to an underwriters' over-allotment option that was exercised by the underwriters. Concurrent with the Offering, SMTC's subsidiary, SMTC Manufacturing Corporation of Canada, offered 4,375,000 exchangeable shares for sale in an underwritten offering in Canada for a gross offering price of $70.0 million. These exchangeable shares are exchangeable for shares of SMTC's Common Stock.

           (6) Through the date this report was filed, SMTC incurred estimated expenses (including underwriters' discount) of approximately $21.9 million in connection with the Offering, which included approximately $14.2 million in underwriters' discount and commissions and approximately $7.7 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc. and accounting, legal, printing and engraving and miscellaneous expenses).

           (7) Through the date this report was filed, of the net proceeds of approximately $180.6 million, approximately $143.7 million was used to reduce indebtedness, approximately $14.9 million was used to repay outstanding notes, approximately $5.0 million was used to pay debt of Pensar Corporation, and approximately $17.0 million was used to pay cash consideration in connection with the acquisition of Pensar Corporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

         On July 27, 2000, we completed an initial public offering of our common stock in the United States and exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of U.S. $16.00 per share and 4,375,000 exchangeable shares at a price of Canadian $23.60 per share. On August 18, 2000, we sold an additional 1,650,000 shares of common stock at a price of U.S. $16.00 per share upon the exercise of the underwriters' over-allotment option.

         On July 27, 2000, simultaneously with the closing of the initial public offering, we acquired Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin. The total purchase price, including transaction costs, was approximately $36.6 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits:
             ----------------

         Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit                           Description
-------                           -----------

2.1 Stock Purchase Agreement among SMTC Corporation, Pensar Corporation and the Selling Stockholders dated as of May 23, 2000. (Incorporated by reference to Exhibit 2.3 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

4.1 Warrant to purchase units of Class A-1 common stock and Class L common stock and schedule of warrants attached thereto. (Incorporated by reference to Exhibit 4.5 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

4.2 15% Senior Subordinated Note and schedule of notes attached thereto. (Incorporated by reference to Exhibit 4.6 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

10.1 Third Amendment dated as of May 15, 2000 to the Credit and Guarantee Agreement dated as of July 28, 1999. (Incorporated by reference to Exhibit 10.1.4 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

10.2 Edward Johnson Employment Agreement dated May 18, 2000. (Incorporated by reference to Exhibit 10.13 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

10.3 Warrant Subscription Agreement dated as of May 18, 2000. (Incorporated by reference to Exhibit 10.17 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

10.4 Senior Subordinated Loan Agreement dated as of May 18, 2000. (Incorporated by reference to Exhibit 10.18 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

10.5 Letter Agreement dated June 19, 2000 regarding Stockholders Agreement Lock-Up. (Incorporated by reference to Exhibit 10.20 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended.)

27.1    Financial Data Schedule for SMTC Corporation.

        (b)  Reports on Form 8-K:   None.
             --------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Markham, province of Ontario, on the 5th day of September, 2000.

                                SMTC CORPORATION

                                                By: /s/ Paul Walker
                                                   -----------------------------

                                                Name: Paul Walker
                                                Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature            Title                           Date
         ---------            -----                           ----
      /s/ Richard Smith       Vice President, Finance         September 5, 2000
      -------------------
      Richard Smith           and Administration
                              (principal financial and
                              chief accounting officer)