Form 10-Q
period 2000-10-01
SMTC CORP
filed 2000-11-15
CIK 1108320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000
                                       OR

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

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of October 1, 2000, SMTC Corporation had 20,169,234 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of October 1, 2000, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 5,844,445 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                                SMTC CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                     --------
PART I        Financial Information                                                     3

Item 1.       Financial Statements                                                      3

              Consolidated Balance Sheets as of October 1, 2000
              and December 31, 1999                                                     3

              Consolidated Statements of Earnings (Loss) for the three months ended
              and the nine months ended October 1, 2000 and September 30, 1999          4

              Consolidated Statements of Changes in Stockholders' Equity for the
              nine months ended October 1, 2000                                         5

              Consolidated Statements of Cash Flows for the three months ended and
              the nine months ended October 1, 2000 and September 30, 1999              6

              Notes to Consolidated Financial Statements                                8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                            16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk               41

PART II       Other Information                                                        42

Item 1.       Legal Proceedings                                                        42

Item 2.       Changes in Securities and Use of Proceeds                                42

Item 3.       Defaults upon Senior Securities                                          42

Item 4.       Submission of Matters to a Vote of Security Holders                      42

Item 5.       Other Information                                                        42

Item 6.       Exhibits and Reports on Form 8-K                                         43

Signatures                                                                             44

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

(Unaudited)

===============================================================================

                          PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    October 1,   December 31,
                                                        2000         1999
-------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                     $  1,353   $  2,083
  Accounts receivable                                  220,031     71,597
  Inventories                                          214,213     61,680
  Prepaid expenses                                       6,260      3,647
  Deferred income taxes                                  1,047      1,527
-------------------------------------------------------------------------------
                                                       442,904    140,534

Capital assets                                          45,708     35,003
Goodwill                                                63,895     40,800
Other assets                                            10,542     11,145
Deferred income taxes                                    3,151        623
-------------------------------------------------------------------------------
                                                      $566,200   $228,105
===============================================================================

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $126,219   $ 53,119
  Accrued liabilities                                  119,557     29,307
  Income taxes payable                                       -      1,127
  Current portion of long-term debt                      6,250      2,000
  Current portion of capital lease obligations           1,012      1,541
-------------------------------------------------------------------------------
                                                       253,038     87,094

Capital lease obligations                                1,459      1,537
Long-term debt                                          96,227    128,942
Deferred income taxes                                    3,119      2,733

Stockholders' equity:
  Capital stock                                            277          3
  Warrants                                                 367        367
  Loans receivable                                         (45)       (60)
  Additional paid-in-capital                           216,770     11,804
  Deficit                                               (5,012)    (4,315)
-------------------------------------------------------------------------------
                                                       212,357      7,799

-------------------------------------------------------------------------------
                                                      $566,200   $228,105
===============================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Earnings (Loss)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

=============================================================================================

                                             Three months ended          Nine months ended
                                           ------------------------   -----------------------
                                           October 1,  September 30,  October 1, September 30,
                                             2000          1999          2000       1999
---------------------------------------------------------------------------------------------
Revenue                                    $231,492      $88,018        $522,961   $134,579

Cost of sales                               211,957       81,357         478,475    124,764
---------------------------------------------------------------------------------------------

Gross profit                                 19,535        6,661          44,486      9,815

Selling, general and
administrative expenses                       9,335        4,207          24,279      5,779

Amortization                                  1,663          769           4,165        899
---------------------------------------------------------------------------------------------

Operating income                              8,537        1,685          16,042      3,137

Interest                                      2,665        2,265          10,569      3,794
---------------------------------------------------------------------------------------------

Earnings (loss) before income taxes           5,872         (580)          5,473       (657)

Income tax expense                            2,567          161           3,492        133
---------------------------------------------------------------------------------------------

Earnings (loss) before
 extraordinary loss                           3,305         (741)          1,981       (790)

Extraordinary loss, net of tax recovery
 of $1,640 (1999 - $811)                      2,678        1,279           2,678      1,279
---------------------------------------------------------------------------------------------

Net earnings (loss)                        $    627      $(2,020)       $   (697)  $ (2,069)
=============================================================================================

Earnings (loss) per share:
  Basic earnings (loss) per share
   before extraordinary item                  $0.14       $(0.73)         $(0.14)    $(0.97)
  Extraordinary loss per share                (0.13)       (0.61)          (0.32)     (0.78)
  -------------------------------------------------------------------------------------------
  Basic net earnings (loss) per share         $0.01       $(1.34)         $(0.46)    $(1.75)
  ===========================================================================================

  Diluted earnings (loss) per share           $0.01       $(1.34)         $(0.46)    $(1.75)
---------------------------------------------------------------------------------------------

Weighted average number of common
shares used in the calculations earnings
(loss) per share:
  Basic                                  20,334,099    2,089,373       8,349,896    1,626,624
  Diluted                                21,098,232    2,089,373       8,349,896    1,626,624
=============================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Changes in Stockholders' Equity
(Expressed in thousands of U.S. dollars)

Nine months ended October 1, 2000
(Unaudited)

===================================================================================================================================
                                                                               Additional
                                                   Capital                      paid-in         Loans                 Stockholders'
                                                    stock        Warrants       capital      receivable    Deficit        equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                          $   3        $   367          $ 11,804         $(60)   $ (4,315)       $  7,799

Warrants issued                                         -          3,598                 -            -           -           3,598

Warrants exercised                                      4         (3,598)            3,594            -           -               -

Impact of share conversion                            131              -              (131)           -           -               -

Shares issued on completion of
 initial public offering, net of
 costs of $19,937                                     127              -           182,336            -           -         182,463

Shares issued on acquisition
 of Pensar Corporation                                 12              -            19,007            -           -          19,019

Options exercised                                       -              -               160            -           -             160

Repayment of loans receivable                           -              -                 -           15           -              15

Loss for the nine months                                -              -                 -            -        (697)           (697)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2000                           $  277        $   367          $216,770         $(45)   $ (5,012)       $212,357
===================================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)

===================================================================================================================
                                                          Three months ended               Nine months ended
                                                    -----------------------------  --------------------------------
                                                    October 1,      September 30,     October 1,     September 30,
                                                       2000            1999              2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
  Net earnings (loss)                               $     627        $ (2,020)      $    (697)       $ (2,069)
  Items not involving cash:
    Amortization                                        1,663             769           4,165             899
    Depreciation                                        2,819           2,080           7,659           3,873
    Deferred income taxes                              (2,140)            305          (1,662)            277
    Loss on disposition of capital assets                   -            -                (44)              -
    Write-off of deferred financing costs               2,461           1,279           2,461           1,279
  Change in non-cash operating working
   capital:
    Accounts receivable                               (90,498)         (4,687)       (139,441)          1,537
    Inventories                                       (83,713)        (12,366)       (145,100)        (10,999)
    Prepaid expenses                                     (960)         (2,085)         (2,430)         (2,442)
    Accounts payable, accrued liabilities and
      income taxes payable                             81,682          (6,575)        156,277          (9,256)
  -----------------------------------------------------------------------------------------------------------------

                                                      (88,059)        (23,300)       (118,812)        (16,901)

Financing:
  Repayment of bank indebtedness                            -          (1,540)              -          (6,559)
  Increase in long-term debt                                -          76,519               -          76,357
  Decrease in long-term debt                          (63,599)              -         (33,045)              -
  Principal payments on capital leases                   (427)         (1,806)         (1,148)         (2,653)
  Proceeds from warrants                                    -               -           2,500               -
  Issuance of demand notes                              9,925               -           9,925               -
  Repayment of demand notes                            (9,925)              -          (9,925)              -
  Stockholders' loans payable                          (5,200)              -               -               -
  Proceeds from issue of capital stock                182,623               -         182,623               -
  Repayment of loans receivable                            15               -              15               -
  Debt issuance costs                                  (1,450)         (3,975)         (1,450)         (3,975)
  -----------------------------------------------------------------------------------------------------------------
                                                      111,962          69,198         149,495          63,170

Investments:
  Purchase of capital assets                           (5,370)         (2,494)        (12,524)         (2,625)
  Purchase of other assets, net                          (933)         (1,778)           (933)         (1,778)
  Proceeds from sale of capital assets                      -               -              44               -
  Acquisition of Pensar Corporation                   (18,000)              -         (18,000)              -
  Acquisition of SMTC Corporation, net of $698
   cash acquired                                            -          (3,595)              -          (3,595)
  Acquisition of W.F. Wood and Chihuahua,
   Mexico facility                                          -         (28,024)              -         (28,024)
  Cash in escrow                                            -          (5,735)              -          (5,735)
-------------------------------------------------------------------------------------------------------------------
                                                      (24,303)        (41,626)        (31,413)        (41,757)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents                                             (400)          4,272            (730)          4,512

Cash and cash equivalents, beginning period             1,753             726           2,083             486
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $   1,353        $  4,998       $   1,353        $  4,998
===================================================================================================================


See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Cash Flows (continued)
(Expressed in thousands of U.S. dollars)

(Unaudited)

===================================================================================================
                                                 Three months ended         Nine months ended
                                                 ------------------         -----------------
                                              October 1,  September 30,  October 1,  September 30,
                                                 2000       1999            2000         1999
----------------------------------------------------------------------------------------------------
Supplemental disclosures:
 Cash paid during the period:
  Income taxes                                  $ 1,440    $ 1,460        $ 3,042       $ 1,460
  Interest                                        2,272      4,027         10,167         5,155
 Non-cash investing and financing activities:
  Shares issued on acquisition of
   Pensar Corporation                            19,019          -         19,019             -
  Shares issued on acquisition of
   SMTC Corporation                                   -     20,410              -        20,410
  Acquisition of equipment under
  capital lease                                       -          -            541             -
  Value of warrants issued in excess of
  proceeds received                                   -          -          1,098             -
====================================================================================================

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

1.  BASIS OF PRESENTATION:

   The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

   The accompanying unaudited consolidated balance sheets as at October 1, 2000 and December 31, 1999; the related unaudited consolidated statements of earnings (loss) for the three and nine month periods ended October 1, 2000 and September 30, 1999; the unaudited consolidated statement of changes in stockholders' equity for the nine month period ended October 1, 2000; and the unaudited consolidated statements of cash flows for the three and nine month periods ended October 1, 2000 and September 30, 1999 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended October 1, 2000 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 1999.

2. INITIAL PUBLIC OFFERING:

   On July 27, 2000, the Company completed an initial public offering of its common stock in the United States and exchangeable shares of its subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of U.S. $16.00 per share and 4,375,000 exchangeable shares at a price of Canadian $23.60 per share. The total net proceeds to the Company from the offering of approximately U.S. $157,900 were used to reduce its indebtedness under the senior credit facility, repay the subordinated stockholders' notes issued in May 2000, repay the demand notes issued in July 2000 and finance the cash portion of the purchase price of the Pensar Corporation acquisition which closed simultaneously with the initial public offering. The Company has recorded an after-tax charge on early repayment of the indebtedness and subordinated notes amounting to $2,678. The charge was recorded as an extraordinary loss.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

2. INITIAL PUBLIC OFFERING (CONTINUED):

   On August 18, 2000, the underwriters exercised their over-allotment option with respect to 1,650,000 shares of common stock at a price of U.S. $16.00 per share. The net proceeds to the Company from the sale of those shares of $24,600 were used to reduce indebtedness under the senior credit facility.

3.  ACQUISITION OF PENSAR CORPORATION:

   On July 27, 2000, simultaneously with the closing of the initial public offering, the Company acquired Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin. The total purchase price including transaction costs was $37,019 resulting in a premium over tangible net book value of approximately $26,563. The purchase consideration consisted of $18,000 cash and the balance in shares of common stock of the Company. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering.

   Details of the net assets acquired in this acquisition, at fair value, are as follows:

      Current assets            $ 16,609
      Capital assets               5,299
      Other long-term assets         581
      Goodwill                    26,563
      Liabilities assumed        (12,033)
   ----------------------------------------
      Net assets acquired       $ 37,019
   ========================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

3. ACQUISITION OF PENSAR CORPORATION (CONTINUED):

   The following unaudited pro forma consolidated financial information reflects the impact of the Pensar acquisition assuming the acquisition had occurred at the beginning of the periods presented. This unaudited pro forma consolidated financial information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the date indicated, or that may be reported in the future:

==============================================================================================================
                                                  Three months ended                Nine months ended
                                                  -------------------               ------------------
                                             October 1,     September 30,        October 1,   September 30,
                                                2000             1999                2000         1999
--------------------------------------------------------------------------------------------------------------

Revenue                                        $236,291            $102,711     $561,316            $170,531
Earnings (loss) before extraordinary loss         3,269                (618)       1,835              (1,504)
Net earnings (loss)                                 591              (1,897)        (843)             (2,782)
Basic earnings (loss) per share                $   0.02            $  (1.11)    $  (0.74)           $  (1.83)
Diluted earnings (loss) per share              $   0.00            $  (1.11)    $  (0.74)           $  (1.83)
==============================================================================================================

4. INVENTORIES:

==================================================
                          October 1,  December 31,
                            2000          1999
--------------------------------------------------

   Raw materials        $135,580       $35,371
   Work in process        61,010        17,124
   Finished goods         16,201         8,578
   Other                   1,422           607
--------------------------------------------------
                        $214,213       $61,680
==================================================

5. DEMAND NOTES:

   On July 3, 2000, the Company issued demand notes in the aggregate principal amount of $9,925. Of these demand notes, $5,925 in aggregate principal amount were secured by a portion of the Company's capital assets. The demand notes bore interest of 3% of the principal amount accruing on the date of issuance and 13.75% per year thereafter and were repaid with the proceeds of the offering.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

6. CREDIT FACILITY:

   In connection with the initial public offering, the Company entered into an amended and restated credit agreement with its lenders which provides for an initial term loan of $50,000 (October 1, 2000 -- $48,750) and revolving credit loans, swing line loans and letters of credit up to $100,000.

7. SHARE RECLASSIFICATION:

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

      . all outstanding Class N common stock were redeemed and one share of special voting stock was issued, which is held by a trustee for the benefit of the holders of the exchangeable shares; and

      . each Class L exchangeable share was converted into exchangeable shares of the same class as those offered in the offering at the same ratio that the shares of Class L common stock were converted to shares of common stock.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

8. EARNINGS (LOSS) PER SHARE:

   The following table sets forth the calculation of basic and diluted loss per common share:

===================================================================================================================
                                                      Three months ended                Nine months ended
                                                      -------------------               ------------------
                                                 October 1,      September 30,     October 1,     September 30,
                                                    2000              1999            2000             1999
-------------------------------------------------------------------------------------------------------------------
   Numerator:
      Earnings (loss) before
        extraordinary loss                      $     3,305    $     (741)         $    1,981    $     (790)
      Less Class L preferred
        entitlement                                    (390)         (790)             (3,164)         (790)

-------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before extraordinary item
     available to common shareholders           $     2,915    $   (1,531)         $   (1,183)   $   (1,580)
===================================================================================================================

   Denominator:
      Weighted-average shares -
        basic                                    20,334,099     2,089,373           8,349,896     1,626,624
      Effect of dilutive securities:
           Employee stock options                   332,125             -                   -             -
           Warrants                                 432,008             -                   -             -

-------------------------------------------------------------------------------------------------------------------
      Weighted-average shares -
         diluted                                 21,098,232     2,089,373           8,349,896     1,626,624
===================================================================================================================

   Earnings (loss) per share before
     extraordinary item:
         Basic                                  $      0.14    $    (0.73)  $           (0.14)   $    (0.97)
         Diluted                                $      0.14    $    (0.73)  $           (0.14)   $    (0.97)
===================================================================================================================

   For the nine month period ended October 1, 2000 and the three and nine month periods ended September 30, 1999, options and warrants to purchase common stock were outstanding during those periods but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

9. INCOME TAXES:

   The Company's effective tax rate exceeds the statutory rate primarily due to non-deductible goodwill amortization and operating losses in certain jurisdictions.

10. SEGMENTED INFORMATION:

   The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has nine facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

==================================================================================================================================
                                   Three months ended October 1, 2000            Nine months ended October 1, 2000
                         ------------------------------------------------------  ----------------------------------
                                                               Net                                              Net
                                  Total     Intersegment     external             Total      Intersegment     external
                                 revenue       revenue        revenue            revenue        revenue        revenue
----------------------------------------------------------------------------------------------------------------------------------
United States                    $188,680       $(2,103)       $186,577         $428,700       $ (5,672)      $423,028
Canada                             18,998        (1,541)         17,457           49,003         (3,963)        45,040
Europe                              5,530          (449)          5,081           14,895         (2,610)        12,285
Mexico                             27,144        (4,767)         22,377           48,614         (6,006)        42,608
----------------------------------------------------------------------------------------------------------------------------------
                                 $240,352       $(8,860)       $231,492         $541,212       $(18,251)      $522,961
==================================================================================================================================

EBITA:
 United States                                                 $  7,104                                       $ 16,181
 Canada                                                           2,802                                          5,030
 Europe                                                            (246)                                        (1,468)
 Mexico                                                             540                                            464
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                 10,200                                         20,207

 Interest                                                         2,665                                         10,569
 Amortization                                                     1,663                                          4,165
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                   $  5,872                                       $  5,473
==================================================================================================================================

Capital expenditures
 United States                                                 $  2,474                                       $  6,439
 Canada                                                             964                                          1,821
 Europe                                                             513                                            732
 Mexico                                                           1,419                                          4,073
----------------------------------------------------------------------------------------------------------------------------------
                                                                 $5,370                                       $ 13,065
==================================================================================================================================


SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

10. SEGMENTED INFORMATION (CONTINUED):


================================================================================================================
                                 Three months ended September 30, 1999    Nine months ended September 30, 1999
                                ---------------------------------------  ---------------------------------------
                                                               Net                                       Net
                                  Total     Intersegment     external      Total      Intersegment     external
                                 revenue       revenue        revenue     revenue       revenue         revenue
----------------------------------------------------------------------------------------------------------------

United States                     $71,779       $(190)       $71,589     $118,340         $ (190)     $118,150
Canada                              8,065                      8,065        8,065                        8,065
Europe                              3,008        (455)         2,553        3,008           (455)        2,553
Mexico                              5,811                      5,811        5,811                        5,811

---------------------------------------------------------------------------------------------------------------
                                  $88,663       $(645)       $88,018     $135,224         $ (645)     $134,579
===============================================================================================================

EBITA:
 United States                                               $ 2,357                                  $  3,939
 Canada                                                          873                                       873
 Europe                                                         (494)                                     (494)
 Mexico                                                         (282)                                     (282)
---------------------------------------------------------------------------------------------------------------
                                                               2,454                                     4,036

 Interest                                                      2,265                                     3,794
 Amortization                                                    769                                       899

---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 $  (580)                                 $   (657)
===============================================================================================================

Capital expenditures:
 United States                                               $ 1,526                                  $  1,657
 Canada                                                          442                                       442
 Europe                                                           23                                        23
 Mexico                                                          503                                       503

---------------------------------------------------------------------------------------------------------------
                                                              $2,494                                  $  2,625
===============================================================================================================



SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Notes to Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 1, 2000 and September 30, 1999
(Unaudited)

===============================================================================

10.  SEGMENTED INFORMATION (CONTINUED):

     The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.


===============================================================================
                           Three months ended           Nine months ended
                       ---------------------------  -------------------------
                        October 1,   September 30,  October 1,  September 30,
                           2000           1999         2000          1999
-------------------------------------------------------------------------------

Geographic revenue:
 United States             $206,869       $ 78,665    $465,453       $123,209
 Canada                       4,725          3,939      13,219          3,939
 Europe                      14,635          4,814      33,085          6,460
 Asia                         5,206            600      11,147            971
 Mexico                          57              -          57              -

-------------------------------------------------------------------------------
                           $231,492       $ 88,018    $522,961       $134,579
===============================================================================


===============================================================================
                                        October 1,             December 31,
                                          2000                      1999
-------------------------------------------------------------------------------
Long-lived assets:
 United States                          $ 75,579                $ 40,304
 Canada                                   24,647                  25,585
 Europe                                    1,216                     735
 Mexico                                   18,703                   9,179

-------------------------------------------------------------------------------
                                        $120,145                $ 75,803
===============================================================================

11. PENDING ACQUISITION OF QUALTRON TEORANTA:

    On September 29, 2000, the Company announced that it had signed a letter of intent to acquire privately held Qualtron Teoranta, a leading provider of specialized custom made cable harnesses and fiber optic assemblies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


SELECTED CONSOLIDATED FINANCIAL DATA

The pro forma results of operations included in this report for the quarter ended October 1, 2000 and September 30, 1999 and the nine month period ended October 1, 2000 and September 30, 1999 contain the results of Surface Mount, HTM Holdings, W.F. Wood, and Pensar as if the combination of Surface Mount and HTM Holdings and the acquisitions of W.F. Wood and Pensar had occurred on January 1, 1999. As such, the pro forma results have been adjusted to reflect additional goodwill amortization related to the combination of Surface Mount and HTM Holdings, additional goodwill amortization related to the acquisition of W.F. Wood, additional goodwill amortization related to the acquisition of Pensar, additional interest expense and income tax effects related to the borrowings required to complete the Pensar acquisition, and the effect of the initial public offering including the exercise of the underwriters' over-allotment option.

The consolidated financial statements of SMTC, including the consolidated financial statements of HTM Holdings for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except under United States GAAP the charges incurred as a result of the early payment of the senior notes payable and subordinated notes are recorded as an extraordinary loss. Under Canadian GAAP, the charges would have been included in earnings (loss) before income taxes and the related tax benefit recorded as an income tax expense.

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS DATA:
(in millions, except per share amounts)

                                                    Three Months Ended                 Nine Months Ended
                                              -------------------------------------------------------------------
                                                October 1,      September 30,       October 1,      September 30,
                                                   2000              1999             2000              1999
                                              -------------------------------------------------------------------

Revenue                                             $236.3          $135.2            $561.3            $362.2
Cost of sales                                        216.0           122.4             511.0             327.9
                                              -------------------------------------------------------------------
Gross profit                                          20.3            12.8              50.3              34.3
Selling, general and administrative expenses           9.8            10.1              27.7              23.6
Amortization of intangible assets                      1.9             1.7               5.4               5.2
                                              -------------------------------------------------------------------
Operating income                                       8.6             1.0              17.2               5.5
Interest                                               1.5               -               3.4                 -
                                              -------------------------------------------------------------------
Earnings before income taxes                           7.1             1.0              13.8               5.5
Income taxes                                           3.0             1.1               6.8               3.6
                                              -------------------------------------------------------------------
Earnings (loss) before extraordinary item              4.1            (0.1)              7.0               1.9
Extraordinary item                                     2.7             1.3               2.7               1.3
                                              -------------------------------------------------------------------
Net earnings (loss)                                 $  1.4          $ (1.4)           $  4.3            $  0.6
                                              ===================================================================
Earnings (loss) per common share:
Basic earnings (loss) per share before
    extraordinary item                              $ 0.14          $(0.00)           $ 0.25            $ 0.07
Extraordinary loss per share                         (0.09)          (0.05)            (0.09)            (0.05)
                                              ===================================================================
Basic net earnings (loss) per share                 $ 0.05          $(0.05)           $ 0.16            $ 0.02
                                              ===================================================================
Diluted net earnings (loss) per share               $ 0.05          $(0.05)           $ 0.15            $ 0.02
                                              ===================================================================

Consolidated Actual Statement of Operations Data:
(in millions, except per share amounts)

                                                     Three Months Ended                 Nine Months Ended
                                               -------------------------------------------------------------------
                                                 October 1,   September 30,         October 1,       September 30,
                                                    2000            1999              2000               1999
                                               -------------------------------------------------------------------

Revenue                                              $231.5          $ 88.0            $523.0               $134.5
Cost of sales                                         211.9            81.3             478.5                124.7
                                               -------------------------------------------------------------------
Gross profit                                           19.6             6.7              44.5                  9.8
Selling, general and administrative expenses            9.3             4.2              24.2                  5.8
Amortization of intangible assets                       1.7             0.8               4.2                  0.9
                                               -------------------------------------------------------------------
Operating income                                        8.6             1.7              16.1                  3.1
Interest                                                2.7             2.3              10.6                  3.8
                                               -------------------------------------------------------------------
Earnings (loss) before income taxes                     5.9            (0.6)              5.5                 (0.7)
Income taxes                                            2.6             0.1               3.5                  0.1
                                               -------------------------------------------------------------------
Earnings (loss) before extraordinary item               3.3            (0.7)              2.0                 (0.8)
Extraordinary loss                                      2.7             1.3               2.7                  1.3
                                               -------------------------------------------------------------------
Net earnings (loss)                                  $  0.6          $ (2.0)           $ (0.7)              $ (2.1)
                                               ===================================================================
Earnings (loss) per common share:
Basic earnings (loss) per share before
    extraordinary item                               $ 0.14          $(0.73)           $(0.14)              $(0.97)
Extraordinary loss per share                          (0.13)          (0.61)            (0.32)               (0.78)
                                               -------------------------------------------------------------------
Basic net earnings (loss) per share                  $ 0.01          $(1.34)           $(0.46)              $(1.75)
                                               ===================================================================
Diluted net earnings (loss) per share                $ 0.01          $(1.34)           $(0.46)              $(1.75)
                                               ===================================================================


CONSOLIDATED BALANCE SHEET DATA:
(in millions)
                                               Actual
                                         As at October 1, 2000
                                         ---------------------
Cash and short-term investments                         $  1.4
Working Capital                                          189.9
Total Assets                                             566.2
Total debt, including current maturities                 104.9
Shareholders' equity                                     212.4

OTHER FINANCIAL DATA - PRO FORMA CONSOLIDATED ADJUSTED NET EARNINGS:
(in millions, except per share amounts)

                                                     Three Months Ended                 Nine Months Ended
                                               -------------------------------------------------------------------
                                                 October 1,       September 30,      October 1,       September 30,
                                                    2000               1999             2000              1999
                                               -------------------------------------------------------------------

Net earnings                                          $ 1.4           $(1.4)            $ 4.3                $ 0.6
Adjustments:
  Extraordinary loss                                    2.7             1.3               2.7                  1.3
  Amortization of goodwill                              1.7             1.7               5.0                  5.2
  Management fees                                         -             0.3                 -                  0.3
  Former W.F. Wood shareholders'
    compensation                                          -             0.1                 -                  0.1
  Acquisition related bonuses paid to
    management and employees of
    W.F. Wood                                             -             2.6                 -                  2.6
  Pensar Corporation shareholder bonuses                  -             0.1                 -                  0.1
  Income tax effect                                    (0.5)           (1.7)             (1.3)                (2.6)
                                               -------------------------------------------------------------------
Adjusted net earnings                                 $ 5.3           $ 3.0             $10.7                $ 7.6
                                               ===================================================================
Adjusted net earnings per common share:
     Basic                                            $0.19           $0.11             $0.39                $0.28
     Diluted                                          $0.19           $0.11             $0.38                $0.27
                                               ===================================================================


OTHER FINANCIAL DATA - ACTUAL CONSOLIDATED ADJUSTED NET EARNINGS:
(in millions, except per share amounts)

                                                     Three Months Ended                 Nine Months Ended
                                               ----------------------------------------------------------------------
                                                     October 1,     September 30,      October 1,        September 30,
                                                       2000            1999              2000                1999
                                               ----------------------------------------------------------------------

Net earnings (loss)                                   $ 0.6           $(2.0)            $(0.7)               $(2.1)
Adjustments:
    Extraordinary loss                                  2.7             1.3               2.7                  1.3
    Amortization of goodwill                            1.5             0.5               3.5                  0.5
    Management fees                                       -             0.3                 -                  0.3
    Former W.F. Wood shareholders'
        compensation                                      -             0.1                 -                  0.1
    Acquisition related bonuses paid to
        management and employees of
        W.F. Wood                                         -             2.6                 -                  2.6

    Income tax effect                                  (0.4)           (1.3)             (0.7)                (1.2)
                                               -------------------------------------------------------------------
Adjusted net earnings                                 $ 4.4           $ 1.5             $ 4.8                $ 1.5
                                               ===================================================================
Adjusted net earnings per common share:
     Basic                                            $0.22           $0.72             $0.57                $0.90
     Diluted                                          $0.21           $0.72             $0.57                $0.90
                                               ===================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We are a leading provider of advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEM's, worldwide. Our full range of value-added services include product design, procurement, prototyping, assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

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

Our revenue has grown from approximately $59.0 million in 1997 to pro forma revenue of $502.7 million in 1999 through both internal growth and strategic acquisitions. The July 1999 combination of Surface Mount and HTM provided us with increased strategic and operating scale and greater geographic breadth. In addition, as a result of the combination, we gained Carrier Access, Netopia and IBM as customers. Collectively, since 1995 we have completed the following six acquisitions:

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

      . Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost- effective manufacturing capabilities and added Zenith (now Motorola) as a customer, in July 1999;

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

In addition, we completed the following financing activities:

      . On July 3, 2000, we issued demand notes in the aggregate principal amount of $9.925 million, which were repaid with the proceeds of our initial public offering;

      . On July 27, 2000, we completed an initial public offering of our common stock in the United States and the exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada, raising net proceeds (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of $157.9 million;

      . Concurrent with the effectiveness of the initial public offering, we completed a share capital reorganization;

      . In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million;

      . On July 27, 2000, we paid a fee of $1.8 million to terminate a management agreement under which we paid quarterly fees of $156,250; and

      . On August 18, 2000, we sold additional shares of common stock upon exercise of the underwriters' over-allotment option, raising net proceeds of $24.6 million.

We seek acquisition opportunities that enable us to expand our geographic reach, add manufacturing capacity and diversify into new markets. We are considering potential acquisitions in North America and Europe, and we are targeting Asia for future expansion. On September 29, 2000, we announced that we signed a letter of intent to acquire privately-held Qualtron Teoranta, a leading provider of specialized custom-made cable harnesses and fiber optic assemblies. We expect this acquisition to close in the fourth quarter of 2000. We intend to continue to capitalize on attractive acquisition opportunities in the EMS marketplace, and our goal is generally to have each acquisition be accretive to earnings after a transition period of approximately one year. We also plan to continue our strategy of augmenting our existing EMS capabilities with the addition of related value-added services. By expanding the services we offer, we believe that we will be able to expand our business with our existing customers and develop new opportunities with potential customers.

Consistent with our past practices and normal course of business, we engage from time to time in discussions with respect to potential acquisitions. While we have identified several opportunities that would expand our global presence, add to our value-added services and establish strategic relationships with new customers, such as the potential transaction with Qualtron Teoranta referred to above, we are not currently party to any definitive acquisition agreements.

We used approximately $143.7 million of the proceeds from our initial public offering to reduce indebtedness under our credit facility. On July 27, 2000, we entered into an amended and restated credit facility with our lenders, which provides for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As at October 1, 2000, we had borrowed $102.5 million under this facility. We intend to continue to borrow under our new credit facility to finance working capital growth and any cash portion of future acquisitions; however we generally intend to keep our debt to capital ratio within a 30% target.

We currently provide turnkey manufacturing services to the majority of our customers. In 1999, 96.9% of our pro forma revenue was from turnkey manufacturing services. By contrast, from July 1999 to March 2000, under the terms of a production agreement with Zenith, we manufactured products for Zenith on a consignment basis. In a consignment arrangement, we provide manufacturing services only, while the customer purchases the materials and components necessary for production. In April 2000, we began to purchase materials for Zenith, and as a result, our relationship with Zenith evolved into a turnkey manufacturing relationship. Turnkey manufacturing services typically result in higher revenue and higher gross profits but lower gross profit margins when compared to consignment services.

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

A recent trend in the EMS industry has emerged in which customers are seeking to consolidate suppliers and are seeking manufacturers who can provide complete manufacturing solutions. In connection with Dell's realignment of its production, Dell selected us to be its sole global manufacturing provider for its high value-added, high profit margin server business, which represented approximately $69.0 million, or 13.7%, of our 1999 pro forma revenue of approximately $503.0 million. We believe that Dell's decision will allow us to capitalize on a high growth market opportunity, and we believe our revenue for our Dell server business will grow accordingly. Dell has advised us, however, that it plans to discontinue using us to build their relatively lower profit margin riser card, a component used in personal computers. While our Dell riser card business represented approximately $88.0 million, or 17.6%, of our 1999 pro forma revenue, we believe this realignment will provide us with an opportunity to focus our efforts on providing our services in a significantly more attractive market sector. Dell riser card revenue for the first six months of 2000 was $18.3 million. The Dell riser card business is not contributing any revenue beyond the second half of 2000. We believe that in 2000 approximately 50.0% of the lost revenue from the discontinuation of our Dell riser card business will be replaced by additional Dell server business, and we anticipate that by 2002 the volume of manufacturing services we will provide to Dell in connection with Dell's servers will more than offset the loss of Dell's riser card business.

In May 2000, Alcatel selected us as a manufacturer for a selection of digital subscriber line cards and optical switching cards. Under this arrangement, we supply Alcatel with these products on a purchase order basis.

We service our customers through a total of nine facilities located in the United States, Canada, Europe and Mexico. In 1999, approximately 85.0% of our pro forma revenue was generated from operations in the United States, approximately 9.0% from Canada, approximately 4.0% from Europe and approximately 2.0% from Mexico. Our facility in Chihuahua was acquired in July 1999 from Zenith Electronics Corporation. We expect to continue to increase revenue from this facility in 2000 with the inclusion of a full year of operations, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the pro forma quarter ended October 1, 2000 compared to the pro forma quarter ended September 30, 1999 and with a discussion of the pro forma nine month period ended October 1, 2000 compared to the pro forma nine month period ended September 30, 1999. Because our historical financial statements do not fully reflect the July 1999 combination of HTM and Surface Mount, our September 1999 acquisition of W.F. Wood and our July 2000 acquisition of Pensar or the completion of our initial public offering, a discussion of our historical operations does not provide a sufficient understanding of the financial conditions and results of operations of our business. Our pro forma results of operations include the results of operations of each of the businesses that comprise our company. Following our discussion of the pro forma results of operations, we discuss our historical financial condition and results of operations for the quarter ended October 1, 2000 compared to the quarter ended September 30, 1999 and the nine month period ended October 1, 2000 compared to the nine month period ended September 30, 1999.

SMTC CORPORATION

PRO FORMA RESULTS OF OPERATIONS

The following table sets forth certain pro forma operating data expressed as a percentage of revenue for the periods indicated:

                                                     Three Months Ended                 Nine Months Ended
                                               ----------------------------------------------------------------------
                                                    October 1,    September 30,      October 1,         September 30,
                                                       2000            1999             2000                 1999
                                               ----------------------------------------------------------------------
Revenue                                               100.0%          100.0%            100.0%               100.0%
Cost of sales                                          91.4            90.5              91.0                 90.5
                                               ----------------------------------------------------------------------
Gross profit                                            8.6             9.5               9.0                  9.5
Selling, general and administrative
    expenses                                            4.1             7.5               4.9                  6.5
Amortization of intangible assets                       0.8             1.3               1.0                  1.4
                                               ----------------------------------------------------------------------
Operating income                                        3.7             0.7               3.1                  1.6
Interest                                                0.6             0.0               0.6                  0.0
                                               ----------------------------------------------------------------------
Earnings before income taxes                            3.1             0.7               2.5                  1.6
Income taxes                                            1.3             0.8               1.2                  1.0
                                               ----------------------------------------------------------------------
Earnings (loss) before extraordinary items              1.8            (0.1)              1.3                  0.6
Extraordinary item                                      1.1             1.0               0.5                  0.4
                                               ----------------------------------------------------------------------
Net earnings (loss)                                     0.7            (1.1)              0.8                  0.2
                                               ======================================================================

PRO FORMA QUARTER ENDED OCTOBER 1, 2000 COMPARED TO THE PRO FORMA QUARTER ENDED SEPTEMBER 30, 1999

Pro Forma Revenue

Revenue increased $101.1 million, or 74.8%, from $135.2 million in the third quarter of 1999 to $236.3 million in the third quarter of 2000. This increase resulted from the growth in revenue generated by our United States operations and our Chihuahua facility. In the third quarter of 2000, 81.0% of our revenue was generated from operations in the United States, 7.4% from Canada, 2.2% from Europe and 9.4% from Mexico. In the third quarter of 1999, 83.0% of our revenue was generated from operations in the United States, 9.1% from Canada, 3.6% from Europe and 4.3% from Mexico.

Revenue from Dell for the third quarter of 2000 was $31.0 million, or 13.1% of total revenue. In the third quarter of 1999, revenue from Dell was $44.6 million or 33.0% of total revenue. Revenue from Alcatel for the third quarter of 2000 was $40.2 million, or 17.0% of total revenue. Alcatel was not a customer of ours in 1999. No other customer represented more than 10% of revenue in the third quarter of 1999 or 2000.

Pro Forma Gross Profit

Gross profit increased $7.5 million from $12.8 million in the third quarter of 1999 to $20.3 million in the third quarter of 2000. The improvement in gross profit was due to the effect of the growth in revenue and the addition of our Chihuahua facility. The gross margin, however, was lower in the third quarter of 2000 due to delays in the transition of certain customers to the lower cost Chihuahua facility.

Pro Forma Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million from $10.1 million in the third quarter of 1999 to $9.8 million in the third quarter of 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 7.5% to 4.1% because of the higher revenue base. Selling, general and administrative expenses in the third quarter of 1999 included one time payments of $0.1 million as compensation to former W.F. Wood shareholders and $2.6 million as acquisition related bonuses paid to management and employees of W.F. Wood.

Pro Forma Amortization

Amortization of intangible assets of $1.9 million was expensed in the third quarter of 2000 compared to $1.7 million expensed in the third quarter of 1999. Amortization for the third quarter of each of 1999 and 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood and $0.7 million related to the acquisition of Pensar. Amortization of intangible assets for the third quarter of 2000 also included the amortization of $0.1 million of deferred finance costs related to the establishment of our senior credit facility and $0.1 million of deferred equipment lease costs.

Pro Forma Interest Expense

Interest expense increased $1.5 million from $0.0 million in the third quarter of 1999 to $1.5 million in the same period in 2000 due to interest expense related to increased working capital requirements to fund the growth of our business.

Pro Forma Income Tax Expense

In the third quarter of 2000, we had an income tax expense of $3.0 million on income before taxes of $7.1 million, producing an effective tax rate of 42.3%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $0.2 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM.

In the third quarter of 1999, we had an income tax expense of $1.1 million on pre-tax income of $1.0 as we were not able to claim a recovery of losses of $0.6 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM.

Pro Forma Extraordinary Item

As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination of Surface Mount and HTM, an extraordinary charge of $1.3 million ($2.1 million before tax), related to early payment penalties, write-off of unamortized deferred financing fees, and write-off of the unamortized debt discount, was recorded for the third quarter of 1999.

Approximately $143.7 million of the proceeds of the initial public offering were used to reduce our indebtedness under our credit facility. In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders. As a result, an extraordinary loss of $2.7 million

($4.3 million before tax), related to early payment penalties, write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in excess of the proceeds received, was recorded for the third quarter of 2000.

PRO FORMA NINE MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO THE PRO FORMA NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

Pro Forma Revenue

Pro forma revenue increased $199.1 million, or 55.0%, from $362.2 million for the nine month period ended September 30, 1999, to $561.3 million for the nine month period ended October 1, 2000. This increase resulted from the growth of revenue generated by our United States operations and our Chihuahua facility. For the nine month period ended October 1, 2000, 82.2% of our revenue was generated from operations in the United States, 8.0% from Canada, 2.2% from Europe and 7.6% from Mexico. For the nine month period ended September 30, 1999, 84.6% of our revenue was generated from operations in the United States, 10.0% from Canada, 3.8% from Europe and 1.6% from Mexico.

Revenue from Dell for the nine month period ended October 1, 2000 was $96.3 million, or 17.2% of total revenue. In the nine month period ended September 30, 1999, revenue from Dell was $115.3 million or 31.8 % of total revenue. No other customer represented more than 10% of revenue in the nine month period ended September 30, 1999 or October 1, 2000.

Pro Forma Gross Profit

Gross profit increased $16.0 million from $34.3 million in the nine month period ended September 30, 1999 to $50.3 million in the nine month period ended October 1, 2000. Our gross profit margin declined from 9.5% for the nine month period ended September 30, 1999 to 9.0% in for the nine month period ended October 2, 2000. The gross margin was lower for the nine month period ended October 1, 2000 due to a change in the customer mix.

Pro Forma Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $4.1 million from $23.6 million for the nine month period ended September 30, 1999 to $27.7 million for the nine month period ended October 1, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 6.5% to 4.9% because of the higher revenue base. Selling, general and administrative expenses for the nine month period ended September 30, 1999 included one time payments of $0.1 million as compensation to former W.F. Wood shareholders and $2.6 million as acquisition related bonuses paid to management and employees of W.F. Wood.

Pro Forma Amortization

Amortization of intangible assets of $5.2 million was expensed for the nine month period ended September 30, 1999 compared to $5.4 for the nine month period ended October 1, 2000. Amortization for both the nine month period ended September 30, 1999 and the nine month period ended October 1, 2000 included the amortization of $1.7 million of goodwill related to the combination of Surface Mount and HTM, $1.3 million of goodwill related to the acquisition of W.F. Wood and $2.0 million of goodwill related to the acquisition of Pensar. Amortization of intangible assets for the nine month period ended October 1, 2000 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.2 million of deferred equipment lease costs. Amortization of intangible assets for the nine month period ended September 30, 1999 also included the amortization of $0.1 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.


Pro Forma Interest Expense

Interest expense increased $3.4 million from $0.0 million for the nine month period ended September 30, 1999 to $3.4 million for the nine month period ended October 1, 2000 due to the interest expense related to debt incurred to purchase our Chihuahua facility and to meet increased working capital requirements to fund the growth of our business.

Pro Forma Income Tax Expense

For the nine month period ended October 1, 2000, we had an income tax expense of $6.8 million on income before taxes of $13.8 million, producing an effective tax rate of 49.3%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $1.4 million incurred by our Irish subsidiary or deduct $1.7 million of goodwill related to the combination of Surface Mount and HTM.

For the nine month period ended September 30, 1999, we had an income tax expense of $3.6 million on income before taxes of $5.5 million, producing an effective tax rate of 65.5%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $1.4 million incurred by our Irish subsidiary or to deduct $1.7 million of goodwill related to the combination of Surface Mount and HTM.

Pro Forma Extraordinary Item

As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination of Surface Mount and HTM, an extraordinary charge of $1.3 million ($2.1 million before tax) related to early payment penalties, write-off of unamortized deferred financing fees, and write-off of the unamortized debt discount, was recorded for the nine months ended September 30, 1999.

Approximately $143.7 million of the proceeds of the initial public offering were used to reduce our indebtedness under our credit facility. In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders. As a result, an extraordinary loss of $2.7 million ($4.3 million before tax) related to early payment penalties, write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in excess of the proceeds received was recorded for the nine months ended October 1, 2000.

SMTC CORPORATION (FORMERLY HTM HOLDINGS, INC.)

RESULTS OF OPERATIONS

The following table sets forth certain operating data expressed as a percentage of revenue for the periods indicated:

                                                     Three Months Ended                 Nine months Ended
                                               ----------------------------------------------------------------------
                                                    October 1,    September 30,      October 1,         September 30,
                                                       2000            1999             2000                 1999
                                               ----------------------------------------------------------------------
Revenue                                               100.0%          100.0%            100.0%               100.0%
Cost of sales                                          91.5            92.4              91.5                 92.7
                                               ----------------------------------------------------------------------
Gross profit                                            8.5             7.6               8.5                  7.3
Selling, general and administrative
    expenses                                            4.0             4.8               4.6                  4.3
Amortization of intangible assets                       0.7             0.9               0.8                  0.7
                                               ----------------------------------------------------------------------
Operating income                                        3.8             1.9               3.1                  2.3
Interest                                                1.2             2.6               2.0                  2.8
                                               ----------------------------------------------------------------------
Earnings (loss) before income taxes                     2.6            (0.7)              1.1                 (0.5)
Income taxes (recovery)                                 1.1             0.1               0.7                  0.1
                                               ----------------------------------------------------------------------
Earnings (loss) before extraordinary item               1.5            (0.8)              0.4                 (0.6)
Extraordinary item                                      1.2             1.5               0.5                  1.0
                                               ----------------------------------------------------------------------
Net earnings (loss)                                     0.3            (2.3)             (0.1)                (1.6)
                                               ======================================================================

QUARTER ENDED OCTOBER 1, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

Revenue

Revenue increased $143.5 million, or 163.1%, from $88.0 million in the third quarter of 1999 to $231.5 million in the third quarter of 2000. This increase resulted from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999, the acquisition of W.F. Wood in September
1999 and the acquisition of Pensar in July 2000. Surface Mount revenue increased $75.2 million from $53.0 million in the third quarter of 1999 to
$128.2 million in the third quarter of 2000.   W.F. Wood revenue increased $9.5
million from $3.3 million in the third quarter of 1999 to $12.8 million in the third quarter of 2000. Revenue increased at our Chihuahua facility $21.6 million from $5.8 million in the third quarter of 1999 to $27.4 million in the third quarter of 2000, which is attributable to the transition from consignment to turnkey manufacturing at that facility. The acquisition of Pensar contributed $11.9 million to the increase in revenue in the third quarter of 2000. Revenue generated from our Denver facility, formerly HTM, increased $25.3 million from $25.9 million in the third quarter of 1999 to $51.2 million in the third quarter of 2000.

Revenue from Dell of $31.0 million and Alcatel of $40.2 million for the third quarter of 2000 was 13.4% and 17.4%, respectively, of total revenue. In the third quarter of 1999, revenue from Dell of $27.2 million represented 30.9% of total revenue. Alcatel was not a customer of ours in 1999. No other customers represented more than 10% of revenue.

In the third quarter of 2000, 80.6% of our revenue was generated from operations in the United States, 7.5% from Canada, 2.2% from Europe and 9.7% from Mexico. In the third quarter of 1999, 80.9% of our revenue was generated from operations in the United States, 8.8% from Canada, 3.7% from Europe and 6.6% from Mexico.

Gross Profit

Gross profit increased $12.9 million from $6.7 million in the third quarter of 1999 to $19.6 million in the third quarter of 2000. Our gross profit margin improved from 7.6% in the third quarter of 1999 to 8.5% in the third quarter of 2000. The improvements in gross profit and gross margin were due to the combination of Surface Mount and HTM as well as the acquisitions we completed in 1999 and 2000. The gross profit of Surface Mount and HTM increased $7.5 million from $4.4 million of gross profit at a gross margin of 8.3% in the third quarter of 1999 to $11.9 million of gross profit at a gross margin of 9.3% in the third quarter of 2000. The gross profit of W.F. Wood increased $1.3 million from $0.5 million of gross profit at a gross margin of 15.2% in the third quarter of 1999 to $1.8 million of gross profit at a gross margin of 14.1% in the third quarter of 2000. Our Chihuahua facility reported an increase in gross profit of $1.6 million from a loss of $0.3 million of gross profit reported in the third quarter of 1999 to $1.3 million of gross profit at a gross margin of 4.7% reported in the third quarter of 2000. The acquisition of Pensar in July 2000 contributed $1.8 million to the increase of gross profit at a gross margin of 15.1% for the third quarter of 2000. At our Denver facility, formerly HTM, gross profit increased $0.7 million from $2.1 million in the third quarter of 1999 to $2.8 million in the third quarter of 2000, but the gross margin declined from 8.1% to 5.5% due to a change in customer mix. Our W.F. Wood operation contributed higher gross margins than some of our other segments because the high precision enclosure products manufactured by that facility have higher profit margins than the products we have historically manufactured. Our Chihuahua facility provided us with lower gross margins than our other segments because it was not operating at full capacity during the third quarter of 2000.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $5.1 million from $4.2 million in the third quarter of 1999 to $9.3 million in the third quarter of 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 4.8% to 4.0%. The combination of Surface Mount and HTM and the acquisitions of our Chihuahua facility, W.F. Wood and Pensar contributed $4.7 million to the increase in selling, general and administrative expenses in the third quarter of 2000. At our Denver facility, selling, general, and administrative expenses increased $0.4 million from $0.7 million in the third quarter of 1999 to $1.1 million in the third quarter of 2000 but declined as a percentage of revenue from 2.7% to 2.1%.

Amortization

Amortization of intangible assets of $1.7 million in the third quarter of 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood and $0.4 million related to the acquisition of Pensar. Amortization of intangible assets in the third quarter of 2000 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.1 million of deferred equipment lease costs.

Amortization of $0.8 million in the third quarter of 1999 included the amortization of $0.4 million of goodwill related to the combination of Surface Mount and HTM, $0.1 million of goodwill related to the acquisition of W.F. Wood and $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 1999.

Interest Expense

Interest expense increased $0.4 million from $2.3 million in the third quarter of 1999 to $2.7 million in the third quarter of 2000 due to interest expense related to debt incurred in connection with the combination of Surface Mount and HTM, debt incurred to purchase our Chihuahua facility and W.F. Wood and debt incurred to meet increased working capital requirements to fund the growth of our business. The weighted average interest rates with respect to the debt for the third quarter of 1999 and the third quarter of 2000 were 9.0% and 9.3%, respectively.

Income Tax Expense

In the third quarter of 2000, an income tax expense of $2.6 million on pre-tax income of $5.9 million produced an effective tax rate of 44.1%, as we were not able to claim a recovery of losses of $0.2 million by our Irish subsidiary or deduct $0.6 million of goodwill related to the combination of Surface Mount and HTM.

In the third quarter of 1999, an income tax expense of $0.1 million was recorded on a pre-tax loss of $0.6 million, as we were not able to claim a recovery of losses of $0.5 million by our Irish subsidiary or deduct $0.4 million of goodwill related to the combination of Surface Mount and HTM.

Extraordinary Item

As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination of Surface Mount and HTM, an extraordinary charge of $1.3 million ($2.1 million before tax), related to early payment penalties, write-off of unamortized deferred financing fees, and write-off of the unamortized debt discount, was recorded for the third quarter of 1999.

Approximately $143.7 million of the proceeds of the initial public offering were used to reduce our indebtedness under our credit facility. In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders. As a result, an extraordinary loss of $2.7 million ($4.3 million before tax), related to early payment penalties, write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in excess of the proceeds received, was recorded for the third quarter of 2000.

NINE MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

Revenue

Revenue increased $388.5 million, or 288.8% from $134.5 million for the nine month period ended September 30, 1999 to $523.0 million for the nine month period ended October 1, 2000. This increase resulted from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999, our acquisition of W.F. Wood in September 1999 and the acquisition of Pensar in July 2000. Surface Mount revenue increased $243.0 million from $53.0 million for the nine month period ended September 30, 1999 to $296.0 million for the nine month period ended October 1, 2000. W.F. Wood revenue increased $34.8 million from $3.3 million for the nine month period ended September 30, 1999 to $38.1 million for the nine month period ended October 1, 2000. Revenue increased at our Chihuahua facility $43.1 million from $5.8 million for the period that began with the acquisition of that facility in July 1999 and ended September 30, 1999 to $48.9 million for the nine month period ended October 1, 2000. The acquisition of Pensar contributed $11.9 million to the increase in revenue for the nine month period ended October 1, 2000. Revenue generated from our Denver facility, formerly HTM, increased $55.7 million from $72.4 million for the nine month period ended September 30, 1999 to $128.1 million for the nine month period ended October 1, 2000.

Revenue from Dell for the nine month period ended October 1, 2000 was $96.3 million, or 18.4% of total revenue. Revenue from Dell for the nine month period ended September 30, 1999 was $27.2 million or 20.2% of total revenue. No other customers represented more than 10% of revenue.

For the nine month period ended October 1, 2000, 80.9% of our revenue was generated from operations in the United States, 8.6% from Canada, 2.3% from Europe and 8.2% from Mexico. During the nine month period ended September 30, 1999, 87.5% of our revenue was generated from operations in the United States, 5.7% from Canada, 2.5% from Europe and 4.3% from Mexico.

Gross Profit

Gross profit increased $34.7 million from $9.8 million for the nine month period ended September 30, 1999 to $44.5 million for the nine month period ended October 1, 2000. Our gross profit margin improved from 7.3% for the nine month period ended September 30, 1999 to 8.5% for the nine month period ended October 1, 2000. The improvements in gross profit and gross margin were due to the combination of Surface Mount and HTM and the acquisitions we completed in 1999 and 2000. The gross profit of Surface Mount and HTM increased $20.0 million from $4.4 million of gross profit at a gross margin of 8.3% for the nine month period ended September 30, 1999 to $24.4 million of gross profit at a gross margin of 8.3% for the nine month period ended October 1, 2000. The gross profit of W.F. Wood increased $6.3 million from $0.5 million of gross profit at a gross margin of 15.2% for the nine month period ended September 30, 1999 to $6.8 million of gross profit at a gross margin of 17.9% for the nine month period ended October 1, 2000. Our Chihuahua facility reported an increase in gross profit of $4.3 million from a loss of $0.3 million of gross profit reported for the period that began with the acquisition of that facility in July 1999 and ended September 30, 1999 to $4.0 million of gross profit at a gross margin of 8.2% reported for the nine month period ended October 1, 2000. The acquisition of Pensar in July 2000 contributed $1.8 million to the increase of gross profit at a gross margin of 15.1% for the nine month period ended October 1, 2000.

Our W.F. Wood operation contributed higher gross margins than other segments because the high precision enclosure products manufactured by that facility have higher profit margins than the products we have historically manufactured.

At our Denver facility, formerly HTM, gross profit increased $2.3 million from $5.2 million for the nine month period ended September 30,1999 to $7.5 million for the nine month period ended October 1, 2000, but the gross margin declined from 7.2% to 5.9% due to a change in customer mix.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $18.4 million from $5.8 million for the nine month period ended September 30, 1999 to $24.2 million for the nine month period ended October 1, 2000. As a percentage of revenue, selling, general and administrative expenses increased from 4.3% to 4.6%. The combination of Surface Mount and HTM and the acquisitions of our Chihuahua facility, W.F. Wood and Pensar contributed $18.1 million to the increase in
selling, general and administrative expenses.   At our Denver facility, selling,
general, and administrative expenses increased $0.3 million from $2.3 million in the third quarter of 1999 to $2.6 million in the third quarter of 2000 but declined as a percentage of revenue from 3.2% to 2.0%.

Amortization

Amortization of intangible assets for the nine month period ended October 1, 2000 of $4.2 million included the amortization of $1.7 million of goodwill related to the combination of Surface Mount and HTM, $1.3 million of goodwill related to the acquisition of W.F. Wood and $0.4 million related to the acquisition of Pensar. Amortization of intangible assets for the nine month period ended October 1, 2000 also included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs.

Amortization of $0.9 million for the nine month period ended September 30, 1999 included the amortization of $0.4 million of goodwill related to the combination of Surface Mount and HTM, $0.1 million of goodwill related to the acquisition of W.F. Wood, and $0.4 million of deferred finance costs related to the establishment of our senior credit facility in July 1999.

Interest Expense

Interest expense increased $6.8 million from $3.8 million for the nine month period ended September 30, 1999 to $10.6 million for the nine month period ended October 1, 2000 due to interest expense related to debt incurred in connection with the combination of Surface Mount and HTM, debt incurred to purchase our Chihuahua facility and W.F. Wood and debt incurred to meet increased working capital requirements to fund the growth of our business. The weighted average interest rates with respect to the debt for the nine month period ended September 30, 1999 and the nine month period ended October 1, 2000 were 9.7% and 9.5% respectively.

Income Tax Expense

For the nine month period ended October 1, 2000, we recorded an income tax expense of $3.5 million on pre-tax income of $5.5 million, which produced an effective tax rate of 63.6% as we were not able to claim a recovery on losses of $1.4 million by our Irish subsidiary or deduct $1.7 million of goodwill related to the combination of Surface Mount and HTM.

For the nine month period ended September 30, 1999, an income tax expense of $0.1 million was recorded on a loss before taxes of $0.7 million as we were not able to claim a recovery of losses of $0.5 million by our Irish subsidiary or deduct $0.4 million of goodwill related to the combination of Surface Mount and HTM.

Extraordinary Item

As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination of Surface Mount and HTM, an extraordinary charge of $1.3 million ($2.1 million before tax), related to early payment penalties, write-off of unamortized deferred financing fees, and write-off of the unamortized debt discount, was recorded for the nine months ended September 30, 1999.

Approximately $143.7 million of the proceeds of the initial public offering were used to reduce our indebtedness under our credit facility. In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders. As a result, an extraordinary loss of $2.7 million ($4.3 million before tax), related to early payment penalties, write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in excess of the proceeds received, was recorded for the nine months ended October 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided from borrowings under our senior credit facility and our access to the capital markets. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate that these will continue to be our principal uses of cash in the future.

Net cash used for operating activities for the nine month period ended September 30, 1999 was $16.9 million compared to net cash used for operating activities of $118.8 million for the nine month period ended October 1, 2000. The growth of both existing and new customers in the first nine months of 2000 led to increased working capital needs.

Net cash provided by financing activities for the nine month period ended September 30, 1999 was $63.2 million due to the net increase of borrowings of $69.8 million which is offset by capital lease payments of $2.6 million and debt issuance costs of $4.0 million. Net cash provided by financing activities for the nine month period ended October 1, 2000 was $149.5 million due to the proceeds from issuance of capital stock of $182.6 million, and proceeds from the issue of warrants of $2.5 million, which was offset by repayment of long-term debt and capital leases and debt issuance costs of $33.0 million, $1.1 million and $1.5 million respectively.

Net cash used in investing activities for the nine months ended September 30, 1999 was $41.8 million due to the net purchase of capital and other assets of $4.5 million, the acquisitions of SMTC Corporation, W.F. Wood and Chihuahua of $31.6 million and cash held in escrow related to the acquisition of the Chihuahua facility of $5.7 million. Net cash used in investing activities for the nine months ended October 1, 2000 was $31.4 million due to net purchases of capital and other assets of $13.4 million and the acquisition of Pensar of $18.0 million.

On July 3, 2000, in order to provide us with additional working capital and to finance the growth of our business, certain of our stockholders purchased demand notes from us in the amount of $9.925 million. These notes were paid on July 27, 2000 with proceeds from our initial public offering.

On July 27, 2000, we entered into an amended and restated credit agreement with our lenders, which provides for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As of October 1, 2000, we had borrowings of $102.5 million under our senior credit facility.

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


FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject
areas.   SMTC cautions readers that all statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; and (8) the ability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A MAJORITY OF OUR REVENUE COMES FROM A SMALL NUMBER OF CUSTOMERS; IF WE LOSE ANY OF OUR LARGEST CUSTOMERS, OUR REVENUE COULD DECLINE SIGNIFICANTLY.

Our largest customer in 1999 was Dell, which represented approximately 31.3% of our total pro forma revenue in 1999. Our next five largest customers collectively represented an additional 26.4% of our total pro forma revenue in 1999. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. For example, in 1999 we manufactured two products for Dell, servers, which represented 13.7%, or approximately $69 million, of our total pro forma revenue in 1999 of approximately $503 million, and riser cards, which represented 17.6%, or approximately $88 million, of our total pro forma revenue in 1999. In 1999 Dell informed us that, as part of its efforts to rationalize its supplier network, it intends to consolidate its server product manufacturing by shifting additional business to us while at the same time it intends to discontinue using us to manufacture its riser cards, a component used in personal computers. The Dell riser card business is not contributing any revenue beyond the second half of 2000. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN A SHORT PERIOD OF TIME AND MAY HAVE TROUBLE INTEGRATING ACQUIRED BUSINESS AND MANAGING OUR EXPANSION.

Since 1996, we have completed seven acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND SKILLED EMPLOYEES.

We depend on the services of our key senior executives, including Paul Walker, Philip Woodard, Gary Walker and Derek D'Andrade. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future.

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

THE TERMS OF OUR CREDIT AGREEMENT IMPOSE SIGNIFICANT RESTRICTIONS ON OUR ABILITY TO OPERATE.

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain financial condition tests, which further restrict our ability to operate as we choose. Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility.

INVESTMENT FUNDS AFFILIATED WITH BAIN CAPITAL, INC., INVESTMENT FUNDS AFFILIATED WITH CELERITY PARTNERS, INC., KILMER ELECTRONICS GROUP LIMITED AND CERTAIN MEMBERS OF MANAGEMENT HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS, AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION.

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management hold approximately 14.8%, 13.5%, 7.9% and 13.8%, respectively, of our outstanding shares. In addition, three of the nine directors who serve on our board are representatives of the Bain funds, two are representatives of the Celerity funds, two are representatives of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for 1999 was 9.5%. We reduce our exposure to interest rate risks through swap agreements. We have entered into swap agreements to hedge $65.0 million of our outstanding debt. Under the terms of our current swap agreement expiring on September 22, 2001, the maximum annual rate we would pay on the approximately $65.0 million of our debt is 9.66%, as of October 1, 2000. The remainder of our debt of $37.5 million bore interest based on the Eurodollar base rate, which was 6.6% on October 1, 2000. If the Eurodollar base rate increased by 10% to 7.3%, our interest expense would increase by approximately $0.3 million in 2000. The revolving credit facility portion of our senior credit facility of $53.7 million bore interest at 9.5% per annum, as of October 1, 2000.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      As of July 19, 2000, our stockholders approved by written consent the conversion of Class L common stock and Class A-2 common stock into Class A-1 common stock prior to our initial public offering; the amendment and restatement of our Certificate of Incorporation; the conversion of our Class A-1 common stock into common stock prior to the completion of our initial public offering; the amendment and restatement of our By-laws; and the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. Of our 21 stockholders, 19 stockholders consented to the adoption of the resolutions approving the matters listed above.

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

EXHIBIT   DESCRIPTION
-------   -----------

3.1      Amended and Restated Certificate of Incorporation.

3.2      Amended and Restated By-laws.

3.3      Certificate of Designation.

4.1 Stockholders Agreement dated as of July 27, 2000 (Incorporated by reference to Exhibit 4.1 of SMTC's Registration Statement on Form S-8, File No. 333-44250).

4.2 Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada.

4.3 Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Nova Scotia Company and SMTC Manufacturing Corporation of Canada.

4.4 Voting and Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Nova Scotia Company and SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company.

4.5 Secured Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000 (Incorporated by reference to Exhibit 4.10 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.6 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.11 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.7 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.12 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.8 Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000 (Incorporated by reference to Exhibit 4.13 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.9 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.14 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.10 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.15 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.11 Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.16 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

10.1+ Amended and Restated Credit and Guarantee Agreement dated as of July 27, 2000.

10.2+ Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000.

10.3 SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan.

10.4 Lease Agreement dated as of June 1, 2000 between SMTC Manufacturing Corporation of North Carolina and Garrett and Garrett.

10.5 Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC.

27.1     Financial Data Schedule for SMTC Corporation.

----------
+ The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to such agreement upon request by the SEC.

  (b)  Reports on Form 8-K:   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Markham, province of Ontario, on the 14th day of November, 2000.

                                SMTC CORPORATION

                                By: /s/   Paul Walker
                                    -----------------

                                   Name: Paul Walker
                                   Title: President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature            Title                     Date
     ---------            -----                     ----

     /s/Richard Smith     Vice President, Finance   November 14, 2000
     ----------------     and Administration
     Richard Smith        (principal financial and
                          chief accounting officer)

EXHIBIT INDEX


EXHIBIT   DESCRIPTION
-------   -----------

3.1      Amended and Restated Certificate of Incorporation.

3.2      Amended and Restated By-laws.

3.3      Certificate of Designation.

4.1 Stockholders Agreement dated as of July 27, 2000 (Incorporated by reference to Exhibit 4.1 of SMTC's Registration Statement on Form S-8, File No. 333-44250).

4.2 Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada.

4.3 Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Nova Scotia Company and SMTC Manufacturing Corporation of Canada.

4.4 Voting and Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Nova Scotia Company and SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company.

4.5 Secured Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000 (Incorporated by reference to Exhibit 4.10 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.6 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.11 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.7 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.12 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.8 Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000 (Incorporated by reference to Exhibit 4.13 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.9 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.14 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.10 Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.15 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

4.11 Demand Note of HTM Holdings, Inc. dated July 3, 2000 (Incorporated by reference to Exhibit 4.16 of SMTC's Registration Statement on Form S-1, No. 333-33208, as amended).

10.1+ Amended and Restated Credit and Guarantee Agreement dated as of July 27, 2000.

10.2+ Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000.

10.3 SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan.

10.4 Lease Agreement dated as of June 1, 2000 between SMTC Manufacturing Corporation of North Carolina and Garrett and Garrett.

10.5 Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC.

27.1     Financial Data Schedule for SMTC Corporation.

----------
+ The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to such agreement upon request by the SEC.