Form 10-K
period 2000-12-31
SMTC CORP
filed 2001-04-02
CIK 1108320

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

                        Commission File Number 0-31051
                               SMTC CORPORATION
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                    635 Hood Road, Markham, Ontario, Canada
                   (Address of Principal Executive Offices)

                                  98-0197680
                     (IRS Employer Identification Number)

                                    L3R 4N6
                                  (Zip Code)

       Registrant's telephone number, including area code: 905-479-1810

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    Common stock, par value $.01 per share.
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $151,162,708, on March 26, 2001, including the value of exchangeable shares of the registrant's subsidiary, SMTC Manufacturing Corporation of Canada, exchangeable for common stock of the registrant. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant and each holder of more than 5% of the registrant's common stock. The computation of the aggregate market value is based upon the average bid and asked prices of the common stock and the exchangeable shares as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on March 26, 2001.

     As of March 26, 2001, SMTC Corporation had 22,318,820 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 26, 2001, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 6,370,959 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

                                    PART I

                          FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results." Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 1: Business
                                   BUSINESS
Overview

     SMTC Corporation ("We" or "SMTC" or the "Company") is a leading provider of advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, worldwide. We service our customers through eleven manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, Europe and a cost-effective region of Mexico. Our full range of value-added services include product design, procurement, prototyping, assembly, enclosures, interconnect, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support. Our business is focused on the fast-growing fixed and wireless communications, networking and computing sectors. Based upon our comparison of our 2000 pro forma revenue of approximately $842.6 million with 2000 EMS industry revenue data provided by Technology Forecasters, Inc., or TFI, we are among the 15 largest public EMS companies worldwide. We believe we are well-positioned to capitalize on the significant and growing market opportunity to provide advanced EMS solutions to OEMs on a global basis.

     We have customer relationships with over 50 OEMs, many of which date back more than five years. Our customers include industry leading OEMs such as Dell, Alcatel, Motorola, IBM, EMC and Lucent Technologies. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource manufacturing services to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We also have relationships with a number of emerging companies in the high-growth communications and networking sectors, including Cobalt Networks (now part of Sun Microsystems), Netopia and Sycamore Networks. In 2000, approximately 79% of our pro forma revenue was generated from the communications and networking sectors. We expect to continue to grow our business through the addition of new, high quality customers and the expansion of our relationships with existing customers.

     We believe that our key competitive advantages include our global manufacturing capabilities, customer focused team-based approach, global supply chain management capabilities and leading edge equipment and processes that are consistent from site to site. In addition, we have introduced advanced web-based collaborative planning tools that electronically link us with our customers and suppliers in real time, enhancing our supply chain management capabilities.

     SMTC Corporation is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. Combining Surface Mount and HTM provided us with increased strategic and operational scale and greater geographic breadth. After the combination, we purchased Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts.

Industry Background

     The EMS industry provides manufacturing services to OEMs in the electronics marketplace. The EMS market is large and continues to grow rapidly. According to TFI, global EMS industry revenue is forecasted to grow at a compounded annual growth rate of approximately 27%, from $78 billion in 1999 to $260 billion in 2004. TFI forecasts that larger EMS companies with revenue of approximately $500 million or greater are expected to grow more rapidly during the same period. We believe that the growth for larger EMS companies is projected to be greater than the industry average because OEMs are increasingly outsourcing production to larger manufacturers that have the ability to provide a total service solution across multiple geographies. EMS industry growth is being fueled by the overall growth of the electronics industry, the increased outsourcing of manufacturing by OEMs, and the divestiture of OEM manufacturing assets to EMS businesses. We believe that OEMs decide to outsource manufacturing in order to take advantage of the technology and manufacturing expertise of EMS companies, eliminate manufacturing overhead, reduce time-to-market of products, and improve supply chain efficiency. TFI estimates that the percentage of total cost of goods sold in the electronics industry which is outsourced for manufacturing by OEMs will increase from 11% in 1999 to 26% by 2004.

     In addition, according to TFI, the EMS industry is highly fragmented with over 3,000 independent EMS companies in existence and the 15 largest companies accounting for approximately 45% of the worldwide market in 1999. The EMS industry has experienced, and is anticipated to continue to experience, significant consolidation. We believe that the fragmented nature of the industry will allow us to take advantage of further acquisition opportunities to increase our scale and geographic scope as well as to expand our customer relationships and service offerings.

     Revenues generated by the EMS industry are relatively concentrated among the computing and fixed and wireless communications sectors. TFI reports that the $78 billion in revenues generated by the EMS industry in 1999 is attributable to the following sectors: 13% to wireless telecom, 20% to wired telecom/networking, 23% to computer peripheral, 20% to computer systems, 2% to
consumer, 7% to industrial and 15% to other.   TFI forecasts that a projected
$260 billion in revenues generated by the EMS industry in 2004 will be attributable to the following sectors: 19% to wireless telecom, 25% to wired telecom/networking, 17% to computer peripheral, 18% to computer systems, 8% to consumer, 4% to industrial and 9% to other.

     Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis.
However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs' costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and became dependent upon EMS outsourcing strategies. Over time, OEMs came to rely on EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers that can provide a total service solution on a national or global basis, in order to further lower costs and increase supplier accountability.

     By using EMS providers, OEMs are able to focus on their core competencies, including product development, sales and marketing, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

     . Reducing Time-to-Market. Electronics products are experiencing increasingly shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and enhance time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

     . Improving Supply Chain Management. OEMs who manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers which possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

     . Accessing Advanced Manufacturing Capabilities and Process Technologies. Electronics products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technology expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

     . Improving Access to Global Markets. OEMs are generally increasing their international activities in an effort to expand sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer such OEMs global manufacturing solutions enabling them to meet local content requirements to distribute products efficiently around the world at lower costs.

The SMTC Customer Solution

     We believe that the key competitive advantages of our solution include our customer-focused team based approach, comprehensive supply chain management capabilities and fully integrated worldwide facilities. Our customers benefit from the following components of the SMTC solution:

     Customer-focused Team Oriented Production System, or T.O.P.S. Our cross-functional teams work as customer-focused business units without departmental barriers, which allows for faster and more direct communication between our customers and the team responsible for their products. The removal of departmental barriers minimizes time wasted by internal communication between departments. Our teams provide the customer with the entire range of services from prototype to production to distribution. In addition, our cross-functional team structure enables us to tailor each team to specific custom requirements. In some cases we have employees on-site at customer locations. The result is a manufacturing process tailored to each customer, which we believe accelerates time-to-market for our customers.

     Comprehensive Supply Chain Management; Web-based System. The systems and processes we employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers. We have available and are implementing web-based systems through which we communicate, collaborate and plan with our customers and suppliers in real time. This web-based system enhances inventory management through information sharing and access and is a valuable tool for managing inventory risk and exposure. In addition, our customers can commit to delivering products to their customers knowing that the materials and capacity are available because they can monitor the status of our materials and capacity in real time through use of our web-based collaborative planning system.

     Fully Integrated Worldwide Factories. Our global reach enables us to provide OEMs with the flexibility to manufacture products locally in several regions of the world. All of our assembly locations operate under the same model and with the same systems allowing customers to seamlessly transfer their production from one of our facilities to another. This gives our customers greater flexibility and the opportunity to reduce their costs by transferring production to the facility that suits their needs. The fact that each assembly facility operates similarly also enhances communications among facilities, allows our employees to work effectively at any of our sites, improves quality control, allows us to acquire equipment at volume discounts and promotes adoption of best practices at each of our facilities. These factors reduce inefficiencies, improve product quality and ultimately reduce costs.

The SMTC Strategy

     Our objective is to enhance our position as a leading EMS provider to OEMs worldwide. We intend to achieve this objective by pursuing the following business strategies:

     Expand our Global Presence in Strategic Markets. In order to enhance our existing high standards of service to our global customers, we intend to continue to expand our global presence. We expect to tailor each assembly facility we acquire to the same high standards of excellence and to a similar plant layout as our current assembly facilities. This will allow us to continue to enjoy the benefits of fully integrated factories. Since 1995, we have expanded from our first facility located in Toronto, Ontario to eleven facilities located in the United States, Canada, Europe and Mexico. We intend to continue to expand our global infrastructure and are currently targeting Asia as an area for future expansion.

     Continue to Provide Leading Edge Supply Chain Management Capabilities. We remain fully committed to maintaining our leadership position in supply chain management through the use of innovative management strategies. We believe the introduction of our web-based collaborative planning system is enabling us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

     Strengthen our Relationships with Leading and Emerging Global OEMs in Attractive EMS Segments. We plan to continue to focus on providing advanced electronic manufacturing services to industry leaders, particularly in the high growth, high value-added communications and networking sectors. Communications and networking companies, in particular, are dramatically increasing the amount of manufacturing they are outsourcing, and we believe our technological capabilities and global manufacturing platform are well suited to capitalize on this opportunity. In addition to our industry leading customers such as Dell, Alcatel, Motorola, IBM, EMC and Lucent Technologies, we have relationships with a number of emerging companies in the communications and networking sectors including Cobalt Networks (now part of Sun Microsystems), Netopia and Sycamore Networks.

     Provide Advanced Technological Capabilities and Comprehensive Service Offerings. We remain committed to enhancing our capabilities and value-added services to meet the ongoing needs of our customers. Through our continuing investment in leading-edge assembly and logistics technologies, as well as our investment in design, engineering and test capabilities, we are able to offer our customers a variety of advanced design and manufacturing solutions. These capabilities include micro ball grid arrays, complex circuitry layouts, manufacturing and testing of wireless products and manufacturing of ethernet cards, among others. Additionally, building on our integrated engineering and manufacturing capabilities, we provide our customers with services ranging from initial product design and prototype production to final product assembly, test and distribution directly to our customers. We believe that this provides greater control over quality, delivery and costs and enables us to offer our customers a complete cost effective solution.

     Pursue Selective Acquisition Opportunities, including Asset Divestitures by OEMs. We intend to continue to target strategic acquisitions that will enable us to expand our geographic reach, add manufacturing capacity, secure key new customers, diversify into complementary product markets or broaden our technological capabilities and value-added service offerings. We have successfully completed eight acquisitions since 1995. As a result, we have developed and deployed a comprehensive integration strategy which includes establishing our team-oriented production system at all locations with broad-based workforce participation, utilizing similar manufacturing equipment and processes, deploying common information technology platforms, transferring best practices among operations company wide and leveraging wide-scale procurement.

Our Services

     Our full range of advanced value-added electronics manufacturing services include:

     New Product Development and Introduction. The key to our new product approach is the cross-functionality of our teams. We integrate our design group, materials group and manufacturing group into a new product development team which works with our customers and suppliers throughout the development process to ensure that new designs are efficiently transitioned into production. We use advanced design tools to enable new product ideas to progress from design, to simulation and physical layout, to design for manufacturability. We work with our customers' product developers in the early stages of new product development. Our new product development team also coordinates the prototyping of new product designs, a critical stage in the development of new products. Our prototyping and new product introduction centers are strategically located, and we use electronic communications with our customers and suppliers in order to provide a quick response to customer demands and to facilitate greater collaboration between our new product development team, out customers and our suppliers.

     Supply Chain Management. We use our integrated resource planning and supply chain management systems to optimize efficient materials management from supplier to end-customer. We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to plan, purchase, expedite and warehouse components and materials. We believe our inventory management and volume procurement capabilities reduce costs and shorten total cycle time. Effective management of the supply chain is critical to the success of OEMs because it reduces the time required to deliver products to market and the capital requirements associated with carrying inventory. The introduction of our web-based collaborative planning system will further link our suppliers and customers in a real time environment.

     Assembly and Integration. We use state-of-the-art technology in the assembly process, and continually focus, together with our customers and suppliers, on developing assembly techniques, improving quality, improving time-to-market of our customers' products and reducing costs. We are able to apply a broad range of assembly techniques, from pin-through-hole and surface mount to micro ball grid array assemblies. Our extensive test capabilities allow us to identify the cause of defects and determine the most appropriate corrective action. Our engineers work proactively with our customers and suppliers to implement solutions to defects before products are shipped. We also design and test packaging of products for bulk shipment or single end-customer use. We provide fully-integrated system build services to our customers. These services capitalize on our sophisticated logistical capabilities to rapidly acquire and assemble source components, perform complex testing and deliver products to our customers around the world. Our complete system integration capabilities, coupled with our strength in supply chain management, position us to meet our customers' growing demand for build-to-order system solutions.

     Global Distribution and After-sales Support. We have a sophisticated integrated system for managing complex international distribution, allowing us to efficiently ship worldwide and, in many cases, directly to the OEMs' end-customers. We also offer a wide range of after-sales support services including field failure analyses, product upgrades and repair services. We also assist our customers in improving design for manufacture.

Our Customers

     We target industry leading OEMs primarily in the high growth networking and fixed and wireless communications sectors. Pro forma 2000 revenue from customers was allocated by industry as follows: 45% from networking, 34% from communications and 21% from industrial, consumer and other.

     We have customer relationships with over 50 OEMs, many of which date back more than five years. Our customers include industry leading OEMs such at Dell, Alcatel, Motorola, IBM, EMC and Lucent Technologies. We also have relationships with a number of emerging companies in the high-growth communications and networking sectors, including Cobalt Networks (now part of Sun Microsystems), Netopia and Sycamore Networks. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

 .  PBX switches                                 .  Routers                        .  Personal computers

 .  Wireless base stations                       .  Hubs                           .  Multimedia peripherals

 .  Wireless loop systems                        .  Communications switches        .  Video broadcasting

 .  Modems                                       .  Mass storage devices           .  Ethernet PCMCIA cards

 .  Fax machines                                 .  Data servers                   .  Semiconductor test equipment

 .  Components for T1 and T3 broadband           .  Workstations
   equipment

Marketing and Sales


     We market our services through a focused strategy that emphasizes our team based approach to servicing our customers. In addition to developing relationships with established industry leading OEMs, we also target selected emerging companies in high growth market segments. We target prospective customers in the networking, fixed and wireless communications, computing and peripheral and other industries which are leaders in their markets. We are focused on building relationships with customers that require a volume of production that complements our customer-focused team-based approach and supply chain offerings. In all cases, our goal is to allocate our program management, engineering and manufacturing resources, business systems and assets on a customer-by-customer basis, enabling each of our customers to have a dedicated environment that operates as a virtual extension of its business.

     We have a direct sales force with a global presence that focuses on new and existing customers to take advantage of our worldwide capabilities. We also have a mix of established direct sales representatives and manufacturer representative companies throughout Canada, the United States and Europe. Our sales offices are located within our manufacturing facilities. In addition, we have a sales office in Boston, Massachusetts. When a customer opportunity is identified by our direct or outside sales force, we dedicate a team to the potential customer that becomes part of our marketing effort and will continue to service the customer throughout our relationship.

Supply Chain Management

     We believe that the basis of true collaboration is seamless integration across the enterprise-wide system, encompassing the customers' worldwide facilities, our global manufacturing sites, and our suppliers. We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to plan, purchase, expedite and warehouse components and materials. The systems and processes we currently employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

     In April 1999, we launched a major new initiative with the development of our web-based collaborative planning systems. These systems were initially used to enhance our manufacturing execution capabilities through the use of web-based master scheduling, real time materials requirement planning and factory scheduling software. In conjunction with our enhanced manufacturing execution processes, during 2000, we introduced our web-based collaborative planning tools for customer demand management and supplier management.

     We believe that in order to continue to offer our customers leading services, we and our customers and suppliers must create virtual enterprises, sharing information and making joint decisions to ensure a fast and cost-effective response to the market. Our web-based collaborative planning tools feature a "capable to promise" ability that we expect will improve flexibility and reduce cycle times in the supply chain for our customers. Through a web-based user interface, our customers and suppliers have direct access to our supply chain management database. Customers are able to monitor the availability and supply of component parts in real time. Simulation features allow customers to explore "what-if" scenarios, enhancing our customers' forecasting and planning efficiency. Communication is streamlined throughout the supply chain, allowing our customers to receive timely feedback from us and allowing us to receive real time input from our suppliers.

     Our goal is to gauge and optimize performance in real time. As our web-based tools are further deployed and enhanced, they enable all activities in the supply chain to be synchronized, and enable us and our trading partners to rapidly analyze, revise and fine-tune plans based on the latest customer information. WebPLAN and Lotus Notes are the foundation for our e-business solution.

     Our web-based collaborative planning system is currently operating at all of our locations. In the first half of 2000, we introduced the system to our customers and suppliers. Because our customers and suppliers require only standard, low-cost web access capabilities to access our collaborative planning tool, and because the system represents a major advance over traditional electronic data interchange systems, we believe our customers and suppliers will continue to readily adopt our leading-edge e-business solution to supply chain management.

Technology, Processes and Development

     We use advanced technology in the assembly and testing of the products we manufacture. We believe that our processes and skills are among the most sophisticated in the industry.

     Surface mount technology is the principal technology for the assembly of printed circuit boards. Our customer-focused factories include predominantly surface mount technology lines, which are highly flexible and are continually reconfigured to meet customer-specific product requirements. In addition to expertise in conventional surface mount technology, we have extensive capabilities utilizing a broad range of technologies, including:

     . chip scale packaging, which is a method of using integrated circuits (chips) without encapsulating them in epoxy, thereby utilizing less space on the circuit board;

     . flip chips, which are structures that house interconnected circuits and are utilized to minimize printed circuit board surface area when compact packaging is required;

     . tape automated bonding, which is a specialized assembly-process technology that involves the application of components onto a circuit board using temperature and pressure;

     . multichip module-laminates, which are a type of printed circuit board design that allows for the placement of multiple integrated circuits or other components in a limited surface area; and

     . micro ball grid array, which is a method of mounting an integrated circuit or other component to a printed circuit board. Rather than using pins, the component is attached with small balls of solder at each contact. This method allows for greater component density and is used in printed circuit boards with higher layer counts.

     We also work with a wide range of substrate types from thin flexible printed circuit boards to highly complex, dense multilayer boards.

     Our assembly capabilities are complemented by advanced test capabilities. These technologies include:

     . high speed functional testing, a method of testing products by simulating actual use modes in high volume;

     . burn-in testing, a test method where products are powered on for 24 hours to ensure product functionality;

     . vibration testing, a method that tests whether products can withstand forces encountered under normal use;

     .  in-circuit testing, an automated test for workmanship defects; and

     . in-situ dynamic thermal cycling stress testing, a test method of exposing products from high to low temperature extremes for several cycles, which identifies any early product failures.

     We believe that our inspection technology is among the most sophisticated in the EMS industry. Our inspection technology includes:

     . x-ray laminograph, a method that utilizes an x-ray to view thin layers of a circuit board;

     . three-dimensional laser paste, a volumetric inspection method that utilizes a microscope with lasers; and

     . scanning electron microscopy, a scanning method that utilizes a microscope with 200 times magnification or greater.

     Our ongoing research and development activities include the development of processes and test technologies as well as some focused product development. We are proactive in developing manufacturing techniques which take advantage of the latest component and product designs and packaging.

Our Suppliers

     We currently use electronic data interchange with our key suppliers, and ensure speed of supply through the use of automated receiving and full-service distribution capabilities. With the implementation of our web-based collaborative planning systems, our customers' needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In pro forma 2000 we purchased approximately $685 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

     We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers such as "line-side stocking" (pulling inventory at the production line on an as needed basis) and other SMTC supply chain velocity and flexibility programs. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers are generally responsible for all goods manufactured on their behalf.

     During pro forma 2000, we did not rely significantly on any one supplier, with no supplier representing more than 10.0% of total purchases, with the exception of Arrow Electronics, Inc., which represented 10.9% of total purchases.

Competition

     The EMS industry is highly fragmented and comprised of a large number of domestic and foreign companies. The intense competition we face is provided by many independent companies as well as in-house manufacturing capabilities of current and potential customers who evaluate our capabilities against the merit of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. Our competitors include Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron Corporation as well as numerous other smaller EMS providers. Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources than we do. We believe that we are a leading EMS provider and that we are well positioned to compete against these larger competitors due to our product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication, the provision of value-added services and geographic locations.

Governmental Regulation

     Our operations are subject to certain federal, state, provincial and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by regulatory agencies pertaining to health and safety in the workplace and the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process.

     To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Recent Developments

     On July 27, 2000, simultaneously with the closing of our initial public offering, we acquired Pensar Corporation, an EMS company specializing in design services and located in Appleton, Wisconsin. The purchase consideration consisted of $18 million in cash and the balance in shares of our common stock. We issued 1,188,682 shares of common stock at a valuation of $16 per share to finance the share portion of the purchase price of the Pensar acquisition. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering. The total purchase price, including transaction costs, was approximately $37 million.

     On November 22, 2000, we acquired Qualtron Teoranta, a provider of specialized custom-made cable harnesses and fiber optic assemblies located in Donegal, Ireland, together with its subsidiary, Haverhill, Massachusetts based Qualtron, Inc. The purchase consideration consisted of approximately $14.4 million in cash and the balance in exchangeable shares. Our subsidiary, SMTC Manufacturing Corporation of Canada, issued 547,114 exchangeable shares valued at Cdn. $22.93 per share to finance the share portion of the Qualtron Teoranta acquisition. The total purchase price, including transaction costs, was approximately $26.9 million.

     We announced in a press release on March 30, 2001 that we will close our assembly facility in Denver, Colorado, leaving in place a sales and marketing presence to service the Rocky Mountain Region. Production at the Denver facility, one of the last remaining SMTC sites not recently refurbished, will be migrated to SMTC facilities closer to customer locations and to our recently retrofitted and expanded lower cost Chihuahua, Mexico facility. We expect to take a one-time pre-tax charge of approximately $15 million associated with our facility rationalization.

Employees

     As of December 31, 2000, we employed approximately 5,000 full time employees worldwide. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We do not have any permanent leased employees. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

     With the exception of approximately 500 of our employees in Mexico and 250 of our employees in Ireland, none of our employees is unionized. We have never experienced a work stoppage or strike and believe that our employee relations are good.

Our Structure and Our History

     The SMTC family of companies includes the following companies, with their jurisdictions of incorporation or organization in parentheses:

SMTC Corporation (Delaware)
HTM Holdings, Inc. (Delaware)
SMTC de Chihuahua S.A. de C.V. (Mexico)
SMTC Manufacturing Corporation of California (California)
SMTC Manufacturing Corporation of Canada (Ontario)
STMC Manufacturing Corporation of Colorado (Delaware)
SMTC Manufacturing Corporation of Ireland Limited (Ireland)
SMTC Manufacturing Corporation of Massachusetts (Massachusetts)
SMTC Manufacturing Corporation of North Carolina (North Carolina)
SMTC Manufacturing Corporation of Texas (Texas)
SMTC Manufacturing Corporation of Wisconsin (Wisconsin)
SMTC Mex Holdings, Inc. (Delaware)
SMTC Nova Scotia Company (Nova Scotia)
Qualtron, Inc. (Massachusetts)
Qualtron Teoranta (Ireland)

 SMTC Corporation

     Our company's present corporate structure resulted from the July 1999 combination of Surface Mount and HTM in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM. The transaction provided us with increased strategic and operating scale, as well as greater geographic breadth. Subsequent to the combination, all of Surface Mount's operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, Qualtron Teoranta and Qualtron, Inc., have become subsidiaries of HTM.

     Since the combination, we acquired Zenith's facility in Chihuahua, Mexico, a transaction which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we acquired the Boston, Massachusetts based systems integration and precision enclosures business of W.F. Wood, which expanded our operations into the Northeastern United States. In July 2000, we acquired Appleton, Wisconsin based Pensar Corporation, which provided us with an enhanced design engineering and test capability, additional partnerships with leading technology suppliers, a diversification of our customer base and an expanded geographic presence in the Midwestern United States. In November 2000, we acquired Haverhill, Massachusetts based Qualtron, Inc. in connection with the acquisition of its parent company, Qualtron Teoranta, by SMTC Canada, as described below. We plan to continue to capitalize on attractive acquisitions and internal growth opportunities in the EMS marketplace and are presently targeting Asia as an area for future expansion.

 SMTC Canada

     SMTC Canada was incorporated in Canada in 1985 as The Surface Mount Technology Centre Inc., or SMTCI, and continued as an Ontario company in 1994. Prior to the July 1999 combination, SMTCI and its wholly-owned U.S. subsidiary, Surface Mount, completed a reorganization as a result of which Surface Mount became the parent of a group of companies which included SMTCI. In connection with the July 1999 reorganization, SMTC

Nova Scotia Company, a wholly-owned subsidiary of SMTC, acquired all of the outstanding voting shares of SMTCI. On October 29, 1999, SMTCI changed its name to SMTC Manufacturing Corporation of Canada. On June 1, 2000, SMTCI adopted a French form of its name and eliminated several classes of unissued shares from its authorized capital. In November 2000, SMTC Canada acquired Ireland based Qualtron Teoranta, a provider of specialized cable and harness assemblies.

 HTM Holdings, Inc.

     In June 1998, Hi-Tech Manufacturing Inc., or Hi-Tech Manufacturing, was recapitalized by investors led by Bain Capital and Celerity Partners, Inc., and HTM, a Delaware corporation, was organized such that Hi-Tech Manufacturing became a wholly owned subsidiary of HTM. Organized in 1990, Thornton, Colorado based Hi-Tech Manufacturing was a turnkey contract manufacturer which focused on the assembly of completed printed circuit boards. Hi-Tech Manufacturing has changed its name to SMTC Manufacturing Corporation of Colorado.

Legal Proceedings

     We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Backlog

     Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Item 2:  Properties

Facilities

     We conduct our operations within approximately 1,070,000 square feet of building space. We believe our facilities are currently adequate for our operating needs. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures and Donegal, Ireland and Haverhill, Massachusetts where we manufacture cable and harness interconnect assemblies. We expect to transition our Denver facility from component production to sales and marketing during the second or third quarter of 2001. Our facilities are as follows:

                                                                                Approx.
Location                                                                   Square Footage    Leased/Owned
--------                                                                   --------------    ------------
Toronto, Ontario....................................................             100,000         Leased
San Jose, California................................................              75,000         Leased
Denver, Colorado....................................................             100,000         Leased
Boston, Massachusetts...............................................             150,000         Leased
Haverhill, Massachusetts............................................              20,000         Leased
Charlotte, North Carolina...........................................             125,000         Leased
Austin, Texas.......................................................              75,000         Leased
Appleton, Wisconsin.................................................              75,000          Owned
Chihuahua, Mexico...................................................             250,000          Owned
Cork, Ireland.......................................................              50,000         Leased
Donegal, Ireland....................................................              50,000         Leased

     We have exercised an option under our Austin, Texas lease to purchase 20 acres adjacent to our existing facility. We are in the process of selling the property back to the developer.

     We also are in the process of purchasing additional land and a facility situated in Austin, Texas. We expect to move our Austin operations to the new building and for that facility to be operational in the second or third quarter of 2001. This sale and leaseback arrangement will require the approval of our lenders under our senior credit facility.

     All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Standardization Organization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing.

     The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Markham, Ontario, Canada L3R 4N6.

Item 3:  Legal  Proceedings

     The Company is currently not a party to any material legal actions or proceedings.

Item 4:  Submission of Matters to a Vote of Security Holders


         None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock began trading on The Nasdaq National Market under the symbol SMTX on July 21, 2000. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq.

                                                                      2000
                                                           ---------------------------
                                                             High            Low
                                                             ----            ---
  First Quarter........................................    $-              $-
  Second Quarter.......................................     -               -
  Third Quarter (commencing July 21, 2000).............     28.063          16.563
  Fourth Quarter.......................................     25.000           9.000

     As of March 26, 2001, there were approximately 5,000 holders of record of the Company's common stock.

     The Company's capital stock consists of 60,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 26, 2001, 22,318,820 shares were issued and outstanding; and 5,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 26, 2001, one share was issued and outstanding.

     The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to pay dividends on common stock and does not anticipate doing so within the next several years. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs. Further, the Company's senior credit facility restricts the Company's ability to pay dividends.

     Since its incorporation in 1998, SMTC has issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     (1) In connection with the combination of Surface Mount and HTM, which was completed on July 30, 1999, SMTC issued an aggregate of 2,447,782 shares of its Class A common stock, 154,167.8 shares of its Class L common stock, 113,407.9 shares of its Class N common stock and warrants exercisable for an aggregate of 103,894.9 shares of its Class A common stock and 12,088.2 shares of its Class L common stock to pre-combination stockholders of Surface Mount, including certain members of management of Surface Mount and other investors and pre-combination stockholders of HTM, including affiliates of Bain Capital, Inc., affiliates of Celerity Partners, L.L.C., certain members of management of HTM and other investors, in exchange for pre-combination securities of Surface Mount, pre-combination securities of HTM and an aggregate of approximately $16.7 million.

     (2) On July 30, 1999, pursuant to an employee stock option plan, SMTC issued an aggregate of 33,140.2 options to purchase its Class A common stock and 3,855.9 options to purchase its Class L common stock. The options to purchase Class A common stock were fully vested when granted, and were immediately exercised for an aggregate of 33,140.2 shares of Class A common stock at an aggregate exercise price of $60,374. These shares are subject to certain restrictions on transferability and certain repurchase rights.

     (3) On September 30, 1999, pursuant to an employee stock option plan, SMTC issued an aggregate of 116,860 shares of its Class A common stock.

     (4) On May 18, 2000, we issued warrants to purchase 41,666.67 shares of Class L common stock and 375,000.03 shares of Class A common stock, subject to adjustment provisions in the warrants and sold notes in the aggregate amount of $5 million. The issuance of the notes and warrants was exempt from registration under the Securities Act because the purchasers of the notes and warrants included only foreign persons, qualified institutional buyers and three large institutional accredited investors.

     All shares referred to in (1) through (4) were exempt from registration under the Securities Act pursuant to Section 4(2) thereof or Rule 701 thereunder.

     (5) On July 27, 2000, simultaneously with the closing of our initial public offering, we acquired Pensar Corporation (now SMTC Manufacturing Corporation of Wisconsin), an EMS company specializing in design services and located in Appleton, Wisconsin. The purchase consideration consisted of $18 million in cash and the balance in shares of common stock of the Company. We issued 1,188,682 shares of common stock valued at $16 per share to five accredited investors to finance the share portion of the purchase price of the Pensar Corporation acquisition. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering. The total purchase price, including transaction costs, was approximately $37 million. The 1,188,682 shares issued were exempt from registration under the Securities Act pursuant to
Section 4(2) thereof and Rule 506 thereunder.

Item 6:  Selected Financial Data

     SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM's assets and liabilities are included in our consolidated financial statements at their historical cost and the comparative figures for the periods prior to the combination reflect the results of operations of HTM. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination.

 Pro Forma Selected Financial Data (Unaudited)

     The unaudited pro forma results of operations, adjusted net earnings and other financial data included in this report for the years ended December 31, 1999 and December 31, 2000 contain the results of Surface Mount, HTM, W.F. Wood Incorporated, or W.F. Wood, Pensar Corporation, or Pensar, and Qualtron Teoranta, or Qualtron, as if the combination of Surface Mount and HTM and the acquisitions of W.F. Wood, Pensar and Qualtron and the initial public offering and application of proceeds to reduce indebtedness had occurred on January 1, 1999. As such, the pro forma results have been adjusted to reflect additional goodwill amortization related to the combination of Surface Mount and HTM, additional goodwill amortization related to the acquisitions of W.F. Wood, Pensar and Qualtron, additional interest expense and income tax effects related to the borrowings required to complete the Pensar and Qualtron acquisitions, and the effect of the initial public offering including the exercise of the underwriters' over-allotment option.

     This pro forma selected financial data is presented as a supplement to our actual selected financial data to provide a basis for analyzing and comparing the results of operations of the combined and acquired companies.

 Actual Selected Financial Data

     The actual selected financial data includes the following:

     . The results of operations, adjusted net earnings and other financial data for 1996, 1997 and 1998 represent the results of operations, adjusted net earnings and financial data for HTM. For accounting purposes, HTM is considered to have acquired Surface Mount in the July 1999 combination.

     . The results of operations, adjusted net earnings and other financial data for 1999 include a full year of results of HTM, as well as the results for Surface Mount from July 30, 1999 through to December 31, 1999 and results for W.F. Wood from September 4, 1999 through to December 31, 1999.

     . The results of operations, adjusted net earnings and other financial data for 2000 include a full year of results for HTM, Surface Mount and W.F. Wood as well as the results for Pensar from July 27, 2000 through to December 31, 2000 and the results for Qualtron from November 22, 2000 through to December 31, 2000.

     The data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

     Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in Note 22 to our consolidated financial statements. The differences between the line items under United States GAAP and those as determined under Canadian GAAP are not significant except that under Canadian GAAP the 1999 and 2000 extraordinary losses would have been reported as pre-tax expenses of $2.1 million and $4.3 million, respectively. Accordingly, the 1999 loss before income tax recovery would be $2.8 million, income tax recovery would be $0.7 million and net loss would be unchanged at $2.1 million under Canadian GAAP. The 2000 income before income taxes would be $9.4 million, income tax expense would be $5.7 million and net earnings would be $3.7 million under Canadian GAAP.

Consolidated Pro Forma Statement of Operations Data:
(in millions, except per share amounts)

                                                                        ----------------------------
                                                                          December 31,   December 31,
                                                                               1999           2000
                                                                        ----------------------------
Revenue                                                                        $530.7         $842.6
Cost of sales                                                                   472.6          764.3
                                                                        ----------------------------
Gross profit                                                                     58.1           78.3
Selling, general and administrative expenses                                     33.9           40.3
Amortization of intangible assets                                                 8.7            9.2
Former shareholder compensation (a)                                               0.6              -
Acquisition-related bonuses paid to management and employees of
    W.F.Wood (b)                                                                  2.6              -
                                                                        ----------------------------
Operating income                                                                 12.3           28.8
Interest                                                                          0.1            7.7
                                                                        ----------------------------
Earnings before income taxes (c)                                                 12.2           21.1
Income taxes                                                                      5.4           10.5
                                                                        ----------------------------
Net earnings (c)                                                               $  6.8         $ 10.6
                                                                        ============================
Net earnings per common share:  (c)
   Basic                                                                       $ 0.24         $ 0.38
   Diluted                                                                     $ 0.24         $ 0.37
                                                                        ============================

(a)  Reflects compensation paid to former shareholders of W.F. Wood and Pensar.
(b) Acquisition-related bonuses consist of one-time bonuses of $2.3 million paid to management and $0.3 million paid to employees.
(c) Pro forma earnings before income taxes, net earnings and net earnings per common share exclude extraordinary losses.

Consolidated Pro Forma Adjusted Net Earnings:
(in millions, except per share amounts)

                                                                                       ---------------------------------------
                                                                                          December 31,        December 31,
                                                                                              1999                2000
                                                                                       ---------------------------------------
Net earnings                                                                                    $ 6.8               $10.6
Adjustments:
  Amortization of goodwill                                                                        8.6                 8.6
  Management fees                                                                                 0.7                   -
  Former shareholder compensation                                                                 0.6                   -
  Acquisition-related bonuses paid to management and employees of
       W.F. Wood                                                                                  2.6                   -
  Income tax effect                                                                              (3.3)               (1.7)
                                                                                       ---------------------------------------
Adjusted net earnings                                                                           $16.0               $17.5
                                                                                       =======================================
Adjusted net earnings per common share:
     Basic                                                                                      $0.57               $0.62
     Diluted                                                                                    $0.55               $0.60
                                                                                       =======================================
Weighted average number of shares outstanding:
     Basic                                                                                       28.2                28.2
     Diluted                                                                                     28.9                29.0
                                                                                       =======================================

As a result of the combination of Surface Mount and HTM and a number of subsequent acquisitions, we use consolidated pro forma adjusted net earnings as a measure of our operating performance. Consolidated pro forma adjusted net earnings is consolidated pro forma net earnings adjusted for acquisition related charges such as the amortization of goodwill, management fees, former shareholders' compensation and other charges as described in the table, and the related income tax effect of these adjustments. Consolidated pro forma adjusted net earnings is not a measure of performance under United States GAAP or Canadian GAAP. Consolidated pro forma adjusted net earnings should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Pro Forma Other Financial Data:
(in millions)

                                               ------------------------------
                                                 December 31,    December 31,
                                                   1999            2000
                                               ------------------------------
EBITDA                                              $31.6          $48.7
Depreciation                                         10.6           10.7
Amortization of goodwill                              8.6            8.6
Amortization of deferred financing costs              0.1            0.3
Amortization of deferred lease costs                    -            0.3
Capital expenditures                                 13.6           27.4

Note: EBITDA means earnings before interest expense, income taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with United States or Canadian GAAP.

Consolidated Actual Statement of Operations Data:
(in millions, except per share amounts)

                                                    -----------------------------------------------------------------
                                                      December      December     December       December    December
                                                         31,          31,          31,            31,         31,
                                                        1996         1997         1998           1999        2000
                                                    -----------------------------------------------------------------
Revenue                                               $ 70.8       $59.0        $ 89.7         $258.0         $782.7
                                                    -----------------------------------------------------------------
Cost of sales                                           68.9        53.6          82.5          236.3          714.4
                                                    -----------------------------------------------------------------
Gross profit                                             1.9         5.4           7.2           21.7           68.3
Selling, general and administrative                      2.8         2.8           3.3           13.3           34.6
    expenses
Amortization of intangible assets                          -           -           0.2            2.0            6.2
Relocation expenses (a)                                  0.5           -             -              -              -
Recapitalization expenses (b)                              -           -           2.2              -              -
                                                    -----------------------------------------------------------------
Operating income (loss)                                 (1.4)        2.6           1.5            6.4           27.5
Interest                                                 0.7         0.7           2.0            7.1           13.8
                                                    -----------------------------------------------------------------
Earnings (loss) before income taxes (c)                 (2.1)        1.9          (0.5)          (0.7)          13.7
Income taxes (recovery)                                 (0.8)        0.7          (0.2)           0.1            7.4
                                                    -----------------------------------------------------------------
Earnings (loss) before extraordinary loss               (1.3)        1.2          (0.3)          (0.8)           6.3
Extraordinary loss (d)                                     -           -             -           (1.3)          (2.7)
                                                    -----------------------------------------------------------------
Net earnings (loss)                                   $ (1.3)      $ 1.2        $ (0.3)        $ (2.1)        $  3.6
                                                    =================================================================
Net earnings (loss) per common share:
  Basic before extraordinary loss                     $(0.40)      $0.40        $(0.44)        $(1.89)        $ 0.24
  Extraordinary loss                                       -           -             -          (0.79)         (0.20)
                                                    -----------------------------------------------------------------
  Basic                                               $(0.40)      $0.40        $(0.44)        $(2.68)        $ 0.04
  Diluted                                             $(0.40)      $0.40        $(0.44)        $(2.68)        $ 0.03
                                                    =================================================================

(a) Relocation expenses include costs incurred to move equipment and employees from a facility in Longmont, Colorado to Denver, Colorado.
(b) Leveraged recapitalization expenses of $2.2 million include transaction costs and compensation expense related to our leveraged recapitalization.
(c) Refer to Note 22 to our consolidated financial statements for a description of differences between United States GAAP and Canadian GAAP.
(d) The extraordinary loss of $1.3 million in 1999 arises from debt prepayment penalties of $0.8 million, the write-off of unamortized debt financing fees of $1.0 million and the write off of the unamortized debt discount of $0.3 million, net of a tax recovery of $0.8 million. The extraordinary loss of $2.7 million in 2000 arises from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million, net of a tax recovery of $1.6 million.

Consolidated Actual Adjusted Net Earnings:
(in millions, except per share amounts)

                                        ---------------------------------------------------------------------
                                          December     December      December       December       December
                                             31,          31,          31,             31,            31,
                                            1996         1997          1998           1999           2000
                                        ---------------------------------------------------------------------
Net earnings (loss)                         $ (1.3)         $ 1.2         $(0.3)        $ (2.1)         $ 3.6
Adjustments:
    Extraordinary loss                           -              -             -            1.3            2.7
    Amortization of goodwill                     -              -             -            1.5            5.3
    Relocation expenses                        0.5              -             -              -              -
    Recapitalization expenses                    -              -           2.2              -              -
    Management fees                              -              -           0.1            0.7              -
    Income tax effect                         (0.2)             -          (0.9)          (0.5)          (1.1)
                                        ---------------------------------------------------------------------
Adjusted net earnings (loss)                $ (1.0)         $ 1.2         $ 1.1         $  0.9          $10.5
                                        =====================================================================
Adjusted net earnings (loss) per
 common share:
     Basic                                  $(0.32)         $0.40         $0.52         $(0.80)         $0.56
     Diluted                                $(0.32)         $0.40         $0.52          (0.80)         $0.54
                                        =====================================================================
Weighted average number of shares
 outstanding:
     Basic                                     3.1            3.1           2.1            1.6           13.2
     Diluted                                   3.1            3.1           2.1            1.6           13.7
                                        =====================================================================

As a result of the combination of Surface Mount and HTM and a number of subsequent acquisitions, we use consolidated adjusted net earnings as a measure of our operating performance. Consolidated adjusted net earnings is consolidated net earnings (loss) adjusted for extraordinary items and acquisition related charges such as the amortization of goodwill, management fees, former shareholders' compensation and other charges as described in the above table, and the related income tax effect of these adjustments. Consolidated adjusted net earnings is not a measure of performance under United States GAAP or Canadian GAAP. Consolidated adjusted net earnings should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Actual Other Financial Data:
(in millions)

                                              --------------------------------------------------------------------------
                                                  December       December       December       December      December
                                                     31,          31,            31,             31,           31,
                                                   1996           1997           1998           1999           2000
                                              --------------------------------------------------------------------------
EBITDA                                            $ 0.5          $ 4.8          $ 4.6         $ 14.9        $  43.3
Depreciation                                        1.9            2.2            2.9            6.5            9.6
Amortization of goodwill                              -              -              -            1.5            5.3
Amortization of deferred financing costs              -              -            0.2            0.5            0.6
Amortization of deferred lease costs                  -              -              -              -            0.3
Capital expenditures                                0.6            0.9            3.2            4.1           25.7
Cash flows from operating activities                6.1           (0.4)          (3.8)          (6.6)        (104.9)
Cash flows from financing activities               (5.5)           1.2            4.3           49.6          159.1
Cash flows from investing activities               (0.6)          (0.4)          (0.5)         (41.4)         (53.6)

Note: EBITDA means earnings before interest expense, income taxes, depreciation and amortization. EBITDA is presented because we believe it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with United States or Canadian GAAP.

Consolidated Balance Sheet Data:
(in millions)

                                              -----------------------------------------------------------------------
                                                     December      December      December       December      December
                                                        31,            31,          31,            31,           31,
                                                       1996          1997          1998           1999          2000
                                              -----------------------------------------------------------------------
Cash and short-term investments                        $ 0.1         $ 0.4        $  0.5         $  2.1        $  2.7
Working capital                                          1.7           4.1           8.1           53.4         188.3
Total assets                                            22.9          31.7          44.2          228.1         547.5
Total debt, including current maturities                 7.0           8.2          35.5          134.0         118.0
Shareholders' equity                                     7.1           8.4         (10.5)           7.8         228.5

Quarterly Results

The following tables set forth our unaudited historical quarterly results and pro forma quarterly results for the eight quarters ended December 31, 2000. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 1999 and 2000. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

                                                                             Pro Forma Results
                                                                               Quarter Ended
                                   -------------------------------------------------------------------------------------------------
                                    Mar 31,      Jun 30,     Oct 3,       Dec 31,      Apr 2,     July 2,     Oct 1,       Dec 31,
                                     1999         1999        1999         1999         2000       2000        2000         2000
                                   -------------------------------------------------------------------------------------------------
Revenue                             $123.6       $119.6       $140.9      $146.6      $146.2      $190.0       $242.5      $263.9
Gross profit                          14.8         12.3         14.1        16.9        14.7        17.3         21.3        25.0
Net earnings (loss)                    2.9          2.1         (0.7)        2.5         0.3         1.9          3.7         4.7
Adjusted net earnings                  4.6          3.9          2.9         4.6         2.0         3.6          5.4         6.5
Adjusted net earnings per
  share - diluted                   $ 0.16       $ 0.13       $ 0.10      $ 0.16      $ 0.07      $ 0.12       $ 0.19      $ 0.22
Weighted average number
  of shares outstanding- diluted      28.9         28.9         28.9        28.9        28.9        28.9         28.9        29.0

                                                                          Historical Results
                                                                             Quarter Ended
                                   -------------------------------------------------------------------------------------------------
                                    Mar 31,      Jun 30,     Oct 3,       Dec 31,      Apr 2,     July 2,     Oct 1,       Dec 31,
                                     1999         1999        1999         1999         2000       2000        2000         2000
                                   -------------------------------------------------------------------------------------------------
Revenue                             $ 23.3       $ 23.3      $ 88.0       $123.4      $124.3      $167.1       $231.5      $259.8
Gross profit                           1.7          1.5         6.7         11.8        11.1        13.7         19.6        23.9
Earnings (loss) before
  extraordinary loss                     -            -        (0.7)        (0.1)       (1.4)        0.1          3.3         4.3
Net earnings (loss)                      -            -        (2.0)        (0.1)       (1.4)        0.1          0.6         4.3
Adjusted net earnings (loss)           0.1            -        (0.2)         1.0        (0.6)        1.0          4.4         5.7
Net earnings (loss) per
   share before extraordinary
   loss                             $ 0.03       $(0.07)     $(0.73)      $(0.61)     $(1.16)     $(0.53)      $ 0.14      $ 0.16
Adjusted net earnings (loss)
   per share - diluted              $ 0.06       $(0.03)     $(0.45)      $(0.17)     $(0.81)     $(0.18)      $ 0.19      $ 0.20
Weighted average number
  of shares outstanding- diluted       1.4          1.4         2.1          2.4         2.4         2.4         21.1        28.7

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the "Selected Consolidated Financial Data" section of this Annual Report, our consolidated financial statements and notes to those statements included elsewhere is this Annual Report. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described in the "Factors That May Affect Future Results" section below. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements after the date of this Annual Report, even though our situation will change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

     We are a leading provider of advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEM's, worldwide. Our full range of value-added services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

     SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM's assets and liabilities are included in our consolidated financial statements at their historical cost and the comparative figures for the periods prior to the combination reflect the results of operations of HTM. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998.

     Our revenue has grown from approximately $59.0 million in 1997 to pro forma revenue of $842.6 million in 2000 through both internal growth and strategic acquisitions. The July 1999 combination of Surface Mount and HTM provided us with increased strategic and operating scale and greater geographic breadth. Collectively, since 1995 we have completed the following seven acquisitions:

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

     . Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities and added Zenith (now Motorola) as a customer, in July 1999;

     . W.F. Wood, based outside Boston, Massachusetts, which provided us with a manufacturing presence in the Northeastern United States, expanded our value-added services to include high precision enclosures capabilities, and added EMC and Sycamore Networks as customers, in September 1999;

     . Pensar Corporation, located in Appleton, Wisconsin, which provided us with a wide range of electronics and design manufacturing services, on July 27, 2000 and concurrent with the closing of the initial offering; and

     . Qualtron Teoranta, with sites in both Donegal, Ireland and Haverhill, Massachusetts, which allowed us to expand our ability to provide customers with a broad range of services focusing on fiber optic connector assemblies and volume cable assemblies, on November 22, 2000.

     In addition, we completed the following financing activities in 2000:

 Initial Public Offering

     . On July 27, 2000, we completed an initial public offering of our common stock in the United States and the exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada, raising net proceeds (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of $157.1 million;

     . Concurrent with the effectiveness of the initial public offering, we completed a share capital reorganization;

     . In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million;

     . On July 27, 2000, we paid a fee of $1.8 million to terminate a management agreement under which we paid quarterly fees of approximately $0.2 million; and

     . On August 18, 2000, we sold additional shares of common stock upon exercise of the underwriters' over-allotment option, raising net proceeds of $24.6 million.

 Pre Initial Public Offering

     . In May 2000, we issued senior subordinated notes to certain shareholders for proceeds of $5.0 million, which were repaid with the proceeds of our initial public offering;

     . On May 18, 2000, we issued 41,667 warrants for $2.5 million cash consideration in connection with the May 2000 issue of $5.0 million in senior subordinated notes; and

     . On July 3, 2000, we issued demand notes in the aggregate principal amount of $9.9 million, which were repaid with the proceeds of our initial public offering.

     We continue to seek acquisition opportunities that enable us to expand our geographic reach, add manufacturing capacity and diversify into new markets. We are considering potential acquisitions in North America and Europe, and we are targeting Asia for future expansion. We intend to continue to capitalize on attractive acquisition opportunities in the EMS marketplace, and our goal is generally to have each acquisition be accretive to earnings after a transition period of approximately one year. We also plan to continue our strategy of augmenting our existing EMS capabilities with the addition of related value-added services. By expanding the services we offer, we believe that we will be able to expand our business with our existing customers and develop new opportunities with potential customers.

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

     We used approximately $143.7 million of the proceeds from our initial public offering to reduce indebtedness under our credit facility. On July 27, 2000, we entered into an amended and restated credit facility with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As at December 31, 2000, we had borrowed $115.8 million under this facility. We intend to continue to borrow under our new credit facility to finance working capital growth and any cash portion of future acquisitions; however we generally intend to keep our debt at approximately 30% of our total capitalization.

     We currently provide turnkey manufacturing services to the majority of our customers. In 2000, 98.8% of our pro forma revenue was from turnkey manufacturing services compared to 97.1 % in 1999. From July 1999 to March 2000, under the terms of a production agreement with Zenith, we manufactured products for Zenith on a consignment basis. In a consignment arrangement, we provide manufacturing services only, while the customer purchases the materials and components necessary for production. In April 2000, we began to purchase materials for Zenith, and as a result, our relationship with Zenith evolved into a turnkey manufacturing relationship. Turnkey manufacturing services typically result in higher revenue and higher gross profits but lower gross profit margins when compared to consignment services.

     With our turnkey manufacturing customers, we generally operate under contracts that provide a general framework for our business relationship. Our actual production volumes are based on purchase orders under which our customers do not commit to firm production schedules more than 30 to 90 days in advance. In order to minimize customers' inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers are generally responsible for all goods manufactured on their behalf.

     We service our customers through a total of eleven facilities located in the United States, Canada, Europe and Mexico. In 2000, approximately 80.0% of our pro forma revenue was generated from operations in the United States, approximately 9.0% from Canada, approximately 3.0% from Europe and approximately 8.0% from Mexico. Our facility in Chihuahua was acquired in July 1999 from Zenith Electronics Corporation. We expect to continue to increase revenue from this facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

     The unaudited pro forma results of operations are presented as a supplement to our actual results of operations to provide a basis for analyzing and comparing the results of operations of the combined and acquired companies. As such, the pro forma results of operations for the year ended December 31, 1999 contain the results of Surface Mount, HTM, W.F. Wood, Pensar and Qualtron as if the combination of Surface Mount and HTM, the acquisitions of W.F. Wood, Pensar and Qualtron and the initial public offering and application of proceeds to reduce indebtedness had occurred on January 1, 1999. The historical results of operations for the year ended December 31, 1999 include a full year of operating results for HTM, as well as the operating results for Surface Mount from July 30, 1999 through to December 31, 1999 and operating results for W.F. Wood from September 3, 1999 through to December 31, 1999. As such, the 1999 pro forma results have been adjusted to reflect seven months of additional goodwill amortization related to the acquisition of Surface Mount by HTM, eight months of additional goodwill amortization related to the acquisition of W.F. Wood, twelve months of additional goodwill amortization related to the acquisitions of Pensar and Qualtron, additional interest expense and income tax effects related to the borrowings required to complete the acquisitions of Pensar and Qualtron and the effects of the initial public offering including the exercise of the underwriters' over-allotment option.

     The unaudited pro forma results of operations for the year ended December 31, 2000 contain the results of Surface Mount, HTM, W.F. Wood, Pensar and Qualtron as if the combination of Surface Mount and HTM, the acquisitions of W.F. Wood, Pensar and Qualtron and the initial public offering and application of proceeds to reduce indebtedness had occurred on January 1, 1999. The historical results of operations for the year ended December 31, 2000 include a full year of operating results for HTM, Surface Mount and W.F. Wood as well as the results of Pensar from July 27, 2000 through to December 31, 2000 and the results of Qualtron from November 22, 2000 through to December 31, 2000. As such, the 2000 pro forma results have been adjusted to reflect seven months of additional goodwill amortization related to the acquisition of Pensar, eleven months of additional goodwill amortization related to the acquisition of Qualtron, the additional interest expense and income tax effects related to the borrowings required to complete the acquisitions of Pensar and Qualtron and the effects of the initial public offering including the exercise of the underwriters' over-allotment option.

     Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in
Note 22 to the consolidated financial statements.

     We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the pro forma year ended December 31, 2000 compared to the pro forma year ended December 31, 1999. Because our historical financial statements do not fully reflect the July 1999 combination of HTM and Surface Mount, our September 1999 acquisition of W.F. Wood, our July 2000 acquisition of Pensar and our November 2000 acquisition of Qualtron or the completion of our initial public offering, a discussion of our historical operations does not provide a sufficient understanding of the financial conditions and results of operations of our business. Following our discussion of the pro forma results of operations, we discuss our historical financial condition and results of operations for the year ended December 31, 2000 compared to the year ended December 31, 1999 and for the year ended December 31, 1999 compared to the year end December 31, 1998.

SMTC Corporation

Pro Forma Results of Operations

The following table sets forth certain pro forma operating data expressed as a percentage of revenue for the periods indicated:

                                                      December 31,      December 31,
                                                        1999              2000
                                                  ----------------------------------
Revenue                                                 100.0%            100.0%
Cost of sales                                            89.1              90.7
                                                  ----------------------------------
Gross profit                                             10.9               9.3
Selling, general and administrative expenses              7.0               4.8
Amortization of intangible assets                         1.6               1.1
                                                  ----------------------------------
Operating income                                          2.3               3.4
Interest                                                  0.0               0.9
                                                  ----------------------------------
Earnings before income taxes                              2.3               2.5
Income taxes                                              1.0               1.2
                                                  ----------------------------------
Net earnings                                              1.3%              1.3%
                                                  ==================================

Pro forma year ended December 31, 2000 compared to the pro forma year ended December 31, 1999

 Pro Forma Revenue

     Pro forma revenue increased $311.9 million, or 58.8%, from $530.7 million for the year ended December 31, 1999, to $842.6 million for the year ended December 31, 2000. This increase resulted primarily from the growth of pro forma revenue generated by our United States operations and our Chihuahua facility. For the year ended December 31, 2000, 80.3% of our pro forma revenue was generated from operations in the United States, 8.9% from Canada, 3.0% from Europe and 7.8% from Mexico. For the year ended December 31, 1999, 83.5% of our pro forma revenue was generated from operations in the United States, 9.4% from Canada, 5.2% from Europe and 1.9% from Mexico.

     Pro forma revenue from Dell for the year ended December 31, 2000 was $124.0 million, or 14.7% of total pro forma revenue. For the year ended December 31, 1999, pro forma revenue from Dell was $157.5 million, or 29.7%, of total pro forma revenue. The 1999 revenue from Dell consisted primarily of personal computer based products, whereas the 2000 revenue from Dell consisted primarily of the high growth, networking based products. No other customer represented more than 10% of pro forma revenue in the years ended December 31, 1999 and December 31, 2000.

 Pro Forma Gross Profit

     Pro forma gross profit increased $20.2 million, or 34.8%, from $58.1 million for the year ended December 31, 1999 to $78.3 million for the year ended December 31, 2000. Our pro forma gross profit margin declined from 10.9% for the year ended December 31, 1999 to 9.3% for the year ended December 31, 2000. The decline in the pro forma gross margin is due to a shift from lower revenue/higher gross margin consignment revenue to higher revenue/lower gross margin turnkey revenue at the Chihuahua facility, the underutilization of our fixed costs in the Chihuahua facility due to delays in the transition of certain customers to that facility and change in customer mix. We continue to seek to improve our overall profit margins by offering our customers a wider range of services, better utilizing our fixed manufacturing costs and by pursuing acquisitions of businesses that provide value-added services.

 Pro Forma Selling, General & Administrative Expenses

     Pro forma selling, general and administrative expenses increased $3.2 million, or 8.6%, from $37.1 million for the year ended December 31, 1999 to $40.3 million for the year ended December 31, 2000. As a percentage of pro forma revenue, pro forma selling, general and administrative expenses decreased from 7.0% to 4.8% because of the higher pro forma revenue base. Pro forma selling, general and administrative expenses for the year ended December 31, 1999 included management fees of $0.7 million, one time payments of $0.6 million as compensation to former W.F. Wood and Pensar shareholders and $2.6 million as acquisition related bonuses paid to management and employees of W.F. Wood. We expect pro forma selling, general and administrative expenses to continue to decline as a percentage of pro forma revenue as we continue to grow our revenue base.

 Pro Forma Amortization

     Pro forma amortization of intangible assets increased $0.5 million, or 5.7%, from $8.7 million for the year ended December 31, 1999 to $9.2 million for the year ended December 31, 2000. Pro forma amortization for the year ended December 31, 1999 included amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, amortization of $1.7 million of goodwill related to the acquisition of W.F. Wood, amortization of $2.7 million of goodwill related to the acquisition of Pensar, amortization of $1.8 million of goodwill related to the acquisition of Qualtron and amortization of $0.1 million of deferred finance costs related to the establishment of our senior credit facility in July 1999.

     Pro forma amortization for the year ended December 31, 2000 included amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, amortization of $1.7 million of goodwill related to the acquisition of W.F. Wood, amortization of $2.7 million of goodwill related to the acquisition of Pensar, amortization of $1.8 million of goodwill related to the acquisition of Qualtron, amortization of $0.3 million of deferred finance costs related to our senior credit facility of July 2000 and amortization of $0.3 million of deferred equipment lease costs.

 Pro Forma Interest Expense

     Pro forma interest expense increased $7.6 million from $0.1 million for the year ended December 31, 1999 to $7.7 million for the year ended December 31, 2000 due to the interest expense related to debt incurred to meet increased working capital requirements to fund the growth of our business.

 Pro Forma Income Tax Expense

     For the year ended December 31, 2000, we had a pro forma income tax expense of $10.5 million on pro forma income before taxes of $21.1 million, producing an effective pro forma tax rate of 49.8%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $1.1 million incurred by our subsidiary, SMTC Manufacturing Corporation of Ireland Limited, or deduct $4.2 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

     For the year ended December 31, 1999, we had a pro forma income tax expense of $5.4 million on pro forma income before taxes of $12.2 million, producing an effective pro forma tax rate of 44.3%. The effective rate of tax was higher than the statutory rate as we were not able to claim a recovery of losses of $0.5 million incurred by our subsidiary, SMTC Manufacturing Corporation of Ireland Limited, or to deduct $4.2 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

SMTC Corporation (formerly HTM Holdings, Inc.)

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

                                                            December 31,   December 31,   December 31,
                                                              1998           1999           2000
                                                      --------------------------------------------
Revenue                                                        100.0%         100.0%         100.0%
Cost of sales                                                   92.0           91.6           91.3
                                                      --------------------------------------------
Gross profit                                                     8.0            8.4            8.7
Selling, general and administrative expenses                     3.7            5.2            4.4
Amortization of intangible assets                                0.2            0.8            0.8
Recapitalization expenses                                        2.5              -              -
                                                      --------------------------------------------
Operating income                                                 1.6            2.4            3.5
Interest                                                         2.2            2.7            1.8
                                                      --------------------------------------------
Earnings (loss) before income taxes                             (0.6)          (0.3)           1.7
Income taxes (recovery)                                         (0.2)             -            0.9
                                                      --------------------------------------------
Earnings (loss) before extraordinary loss                       (0.4)          (0.3)           0.8
Extraordinary loss                                                 -           (0.5)          (0.3)
                                                      --------------------------------------------
Net earnings (loss)                                             (0.4)%         (0.8)%          0.5%
                                                      ============================================

Year ended December 31, 2000 compared to the year ended December 31, 1999

     Revenue increased $524.7 million, or 203.4%, from $258.0 million for the year ended December 31, 1999 to $782.7 million for the year ended December 31, 2000. This increase resulted from both organic growth and from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999, our acquisition of W.F. Wood in September 1999, the acquisition of Pensar in July 2000 and the acquisition of Qualtron in November 2000. Acquisition revenue contributed $226.5 million, or 43.2%, of the increase. Organic revenue from both existing customers and new customers increased $298.2 million, or 61.5%, during 2000.

     Revenue from Dell of $124.0 million and from Alcatel of $79.8 million for the year ended December 31, 2000 was 15.8% and 10.2%, respectively, of total revenue. Revenue from Dell of $76.3 million, from Carrier Access of $27.1 million and from IBM of $25.7 million was 29.6%, 10.5% and 10.0%, respectively, of total revenue for the year ended December 31, 1999. Alcatel was not a customer of ours in 1999. No other customer represented more than 10% of revenue in the years ended December 31, 1999 and December 31, 2000.

     For the year ended December 31, 2000, 79.8% of our revenue was generated from operations in the United States, 9.5% from Canada, 2.3% from Europe and 8.4% from Mexico. For the year ended December 31, 1999, 85.9% of our revenue was generated from operations in the United States, 7.4% from Canada, 2.9% from Europe and 3.8% from Mexico. We intend to enhance our position as a leading EMS provider by expanding our global presence in strategic markets with the addition of facilities in new cost effective regions and geographic locations, and through the expansion of our international sales efforts.

 Gross Profit

     Gross profit increased $46.6 million from $21.7 million for the year ended December 31, 1999 to $68.3 million for the year ended December 31, 2000. Our gross profit margin improved from 8.4% for the year ended December 31, 1999 to 8.7% for the year ended December 31, 2000. The improvement in gross profit was due to both organic growth and the combination of Surface Mount and HTM and the acquisitions we completed in 1999 and 2000. The increase in the gross margin was due to the positive impact of the acquisitions. Gross profit from acquisitions contributed $25.0 million at a gross margin of 11.0% to the increase. Organic growth contributed $21.6 million to the increase at a gross margin of 7.2%.

 Selling, General & Administrative Expenses

     Selling, general and administrative expenses increased $21.3 million from $13.3 million for the year ended December 31, 1999 to $34.6 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 5.2% to 4.4%. The combination of Surface Mount and HTM and the subsequent acquisitions contributed $21.3 million to the increase in selling, general and administrative expenses. At our Denver facility, selling, general, and administrative expenses increased $0.4 million from $3.3 million for the year ended December 31, 1999 to $3.7 million for the year ended December 31, 2000 but declined as a percentage of that site's revenue from 3.2% to 2.0%.

 Amortization

     Amortization of intangible assets for the year ended December 31, 2000 of $6.2 million included the amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, $1.7 million of goodwill related to the acquisition of W.F. Wood, $1.1 million related to the acquisition of Pensar and $0.1 million related to the acquisition of Qualtron. We are amortizing goodwill of $24.9 million resulting from the combination of Surface Mount and HTM, $17.4 million resulting from the acquisition of W.F. Wood, $26.6 million resulting from the acquisition of Pensar and $18.1 million resulting from the acquisition of Qualtron, over a period of ten years. Amortization of intangible assets for the year ended December 31, 2000 also included the amortization of $0.6 million of deferred finance costs related to the establishment of our amended and restated senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the four year remaining term of the debt.

     Amortization of $2.0 million for the year ended December 31, 1999 included the amortization of $0.9 million of goodwill related to the combination of Surface Mount and HTM, $0.6 million of goodwill related to the acquisition of W.F. Wood, $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.2 million of deferred financing costs related to HTM's credit facility prior to the refinancing.

 Interest Expense

     Interest expense increased $6.7 million from $7.1 million for the year ended December 31, 1999 to $13.8 million for the year ended December 31, 2000 due to interest expense related to debt incurred in connection with the combination of Surface Mount and HTM, debt incurred to purchase our Chihuahua facility and W.F. Wood and debt incurred to meet increased working capital requirements to fund the growth of our business. The weighted average interest rates with respect to the debt for the years ended December 31, 1999 and 2000 were 9.5% and 9.9%, respectively.

 Income Tax Expense

     For the year ended December 31, 2000, we recorded an income tax expense of $7.4 million on pre-tax income of $13.7 million, which produced an effective tax rate of 54.0% as we were not able to claim a recovery on losses of $1.1 million by our subsidiary, SMTC Manufacturing Corporation of Ireland Limited, or deduct $2.4 million of goodwill related to the combination of Surface Mount and HTM.

     For the year ended December 31, 1999, an income tax expense of $0.1 million was recorded on a loss before taxes of $0.7 million as we were not able to claim a recovery of losses of $0.5 million by our subsidiary, SMTC Manufacturing Corporation of Ireland Limited, or deduct $0.9 million of goodwill related to the combination of Surface Mount and HTM.

 Extraordinary Loss

     Approximately $143.7 million of the proceeds of the initial public offering were used to reduce our indebtedness under our credit facility. In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders. As a result, an extraordinary loss of $2.7 million ($4.3 million before tax), related to early payment penalties, the write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in excess of the proceeds received, was recorded for the year ended December 31, 2000. The $2.7 million charge would not be presented as an extraordinary loss in accordance with Canadian GAAP. Rather, the $4.3 million pre-tax expense would be reported in income before taxes and the tax benefit of $1.6 million would be reported as tax recovery.

     As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination of Surface Mount and HTM, an extraordinary charge of $1.3 million ($2.1 million before tax), related to early payment penalties, the write-off of unamortized deferred financing fees, and the write-off of the unamortized debt discount, was recorded for the year ended December 31, 1999. The $1.3 million charge would not be presented as an extraordinary loss in accordance with Canadian GAAP. Rather, the $2.1 million pre-tax expense would be reported in loss before taxes and the tax benefit of $0.8 million would be reported as tax recovery.

Year ended December 31, 1999 compared to the year ended December 31, 1998

 Revenue

     Revenue increased $168.3 million, or 187.6% from $89.7 million in 1998 to $258.0 million in 1999. This increase resulted largely from the combination of Surface Mount and HTM, the acquisition of our Chihuahua facility in July 1999 and our acquisition of W.F. Wood in September 1999. Surface Mount, W.F. Wood and our Chihuahua facility contributed $134.5 million, $11.0 million and $9.9 million, respectively, to the increase in revenue. Surface Mount's largest customer was Dell. Revenue from Dell for the five month period from the date of the combination of Surface Mount and HTM to December 31, 1999 was $76.3 million, or 29.6% of total revenue for 1999. Revenue generated by our Denver facility, formerly HTM, increased $12.9 million, or 14.4%, from $89.7 million in 1998 to $102.6 million in 1999. In 1999, revenue from Carrier Access of $27.1 million and revenue from IBM of $25.7 million represented 10.5% and 10.0% of total revenue, respectively. No other customer represented more than 10.0% of our revenue in 1999.

     In 1999, 85.9% of our revenue was generated from operations in the United States, 7.4% from Canada, 3.8% from Mexico and 2.9% from Europe. Revenue generated from outside the United States increased from zero in 1998 to $36.4 million or 14.1% of revenue in 1999. The increase was due to the combination of Surface Mount and HTM and the acquisition of our Chihuahua facility.

 Gross Profit

     Gross profit increased $14.5 million from $7.2 million in 1998 to $21.7 million in 1999. Our gross margin improved from 8.0% in 1998 to 8.4% in 1999. The improvements in gross profit and gross margin were due to the acquisitions completed in 1999 as well as the combination of Surface Mount and HTM. The combination of Surface Mount and HTM added $11.1 million of gross profit at a gross margin of 8.3%, our Chihuahua facility contributed $1.1 million of gross profit at a gross margin of 11.1% and our W.F. Wood business added $1.8 million of gross profit at a gross margin of 16.4%.

     Our Chihuahua facility provided us with higher gross margins because it had a higher percentage of consignment sales, which typically result in lower revenue and higher gross profit margins but lower gross profit compared to turnkey services.

     Our W.F. Wood business contributes higher gross margins because the high precision enclosure products manufactured by that business have higher profit margins than the products we have historically manufactured.

     At our Denver facility, formerly HTM, gross profit increased $0.5 million, from $7.2 million in 1998 to $7.7 million in 1999, but the gross margin declined from 8.0% to 7.5% due to a change in our business at that facility toward manufacturing products with higher volumes and lower profit margins.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $10.0 million from $3.3 million in 1998 to $13.3 million in 1999. As a percentage of revenue, selling, general and administrative expenses increased from 3.7% in 1998 to 5.2% in 1999 because the facilities added through our acquisitions and the combination of Surface Mount and HTM were operating at a lower rate of capacity than our Denver facility. Included in selling, general and administrative expense in 1999 were management fees of $0.7 million paid to our principal stockholders. In 1998, $0.1 million of management fees were paid to the principal stockholders of HTM. Selling, general and administrative expenses were unchanged from 1998 to 1999 at our Denver facility.

  Amortization

     Amortization of intangible assets in 1999 includes the amortization of $0.9 million of goodwill related to the combination of Surface Mount and HTM and $0.6 million of goodwill related to the acquisition of W.F. Wood. There were no intangible items amortized in 1998. Also included in the amortization of intangible assets is the amortization of $0.3 million of deferred finance costs related to the establishment of our $155.0 million senior credit facility in July 1999 and $0.2 million of deferred finance costs related to HTM's credit facility prior to refinancing. In 1998, amortization of deferred finance costs was $0.2 million.

  Interest Expense

     Interest expense increased $5.1 million from $2.0 million in 1998 to $7.1 million in 1999, primarily as a result of the increase in debt incurred in connection with the combination of Surface Mount and HTM and the debt incurred to purchase our Chihuahua facility and W.F. Wood. Debt of $35.5 million and $134.0 million was outstanding at December 31, 1998 and December 31, 1999, respectively. The weighted average interest rates with respect to such debt for 1998 and 1999 were 10.1% and 9.5%, respectively.

  Income Tax Expense

     Income tax expense in 1999 amounted to $0.1 million on a loss before tax of $0.7 million, at an effective rate of 14.1%, as we were not able to claim a recovery on losses of $0.5 million incurred by our subsidiary SMTC Manufacturing Corporation of Ireland Limited, and we were not able to deduct $0.9 million of goodwill expense related to the combination of Surface Mount and HTM. We were able to reduce our tax expense by $0.4 million by applying $1.0 million of net operating tax losses available to our subsidiaries in the United States. Income tax expense in 1998 amounted to a recovery of $0.2 million on a loss before tax of $0.5 million, at an effective tax rate of 37.0%.

  Extraordinary Loss

     The extraordinary loss of $1.3 million in 1999, net of the tax benefit of $0.8 million, arose from early payment penalties of $0.8 million, the write-off of $1.0 million of unamortized deferred financing fees and the write-off of the unamortized debt discount of $0.3 million associated with the repayment of senior and subordinated notes which were refinanced under the $155.0 million senior credit facility entered into in connection with the July 1999 combination of Surface Mount and HTM. There were no extraordinary gains or losses in 1998. The $1.3 million charge would not be presented as an extraordinary loss in accordance with Canadian GAAP. Rather, the $2.1 million pre-tax expense would be reported in loss before taxes and the tax benefit of $0.8 million would be reported as tax recovery.

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

     Net cash used for operating activities for the year ended December 31, 1999 was $6.6 million compared to net cash used for operating activities of $104.9 million for the year ended December 31, 2000. The growth of both existing and new customers during 2000 led to our increased working capital needs.

     Net cash provided by financing activities for the year ended December 31, 1999 was $49.6 million due to the net increase of borrowings of $55.1 million, which was offset by capital lease payments of $1.6 million and debt issuance costs of $4.0 million. Net cash provided by financing activities for year ended December 31, 2000 was $159.1 million due to the net proceeds from issuance of capital stock of $179.2 million, and proceeds from the issue of warrants of $2.5 million, which was offset by repayment of long-term debt and capital leases and debt issuance costs of $19.7 million, $1.4 million and $1.5 million respectively.

     Net cash used in investing activities for the year ended December 31, 1999 was $41.4 million due to the net purchase of capital and other assets of $4.1 million, the combination of SMTC and HTM and the acquisitions of W.F. Wood and the Chihuahua facility for a total of $31.6 million and cash held in escrow related to the acquisition of the Chihuahua facility of $5.7 million. Net cash used in investing activities for the year ended December 31, 2000 was $53.6 million due to net purchases of capital and other assets of $25.9 million and the acquisitions of Pensar and Qualtron for a total of $27.7 million.

     In May 2000, we issued senior subordinated notes to certain shareholders for proceeds of $5.0 million, which were repaid, with proceeds from the initial public offering. In conjunction with the subordinated notes, on May 18, 2000 we issued 41,667 warrants for cash consideration of $2.5 million which were converted into warrants to purchase 477,049 shares upon our initial public offering.

     On July 3, 2000, in order to provide us with additional working capital and to finance the growth of our business, certain of our stockholders purchased demand notes from us in the amount of $9.9 million. These notes were paid on July 27, 2000 with proceeds from our initial public offering.

     On July 27, 2000, we entered into an amended and restated credit agreement with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As of December 31, 2000, we had borrowings of $115.8 million under our senior credit facility.

     On July 27, 2000, we completed an initial public offering of our shares of common stock in the United States and exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of $16.00 per share and 4,375,000 exchangeable shares at a price of Canadian $23.60 per share. The net proceeds from the offering (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of approximately $157.1 million were used to reduce our indebtedness under the senior credit facility, to repay outstanding notes, to repay debt of Pensar and to finance the cash portion of the purchase price of Pensar, which closed simultaneously with the initial public offering. On August 18, 2000, an additional 1,650,000 of shares of our common stock were issued at a price of $16.00 upon the exercise of the underwriters' over-allotment option. The net proceeds of $24.6 million from the sale of shares upon the exercise of the underwriters' over-allotment option were used to reduce our indebtedness under the senior credit facility.

     Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet the debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth, although no assurance can be given in this regard. If we experience unusually strong growth or pursue significant acquisition, we will likely require additional capital. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101 and in March 2000 issued SAB 101A "Revenue Recognition," which provide guidelines in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. As a consequence of the issuance of SAB 101B in June 2000, we were required to implement SAB 101 as of the fourth quarter of 2000. We believe that our revenue recognition practices are consistent with the guidelines.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We will implement SFAS No. 133 for our first quarter ended March 31, 2001. In accordance with the new standard, we will account for our existing interest rate swaps as cash flow hedges. If we applied the new standard at December 31, 2000 we would record a $0.1 million liability on our balance sheet and a $0.1 million charge to other comprehensive income as a cumulative effect type adjustment to reflect the initial mark to market on the interest rate swaps.

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

FORWARD-LOOKING STATEMENTS

     A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

     Our largest customer in 2000 was Dell, which represented approximately 14.7% of our total pro forma revenue in 2000. Our next five largest customers collectively represented an additional 35.1% of our total pro forma revenue in 2000. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

     . effectiveness in managing our manufacturing processes and inventory levels;

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

     A substantial portion of our revenue is derived from "turnkey" manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have a material adverse effect on our business, financial condition and results of operations. We are required to forecast our future inventory needs based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

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

We have experienced significant growth in a short period of time and may have trouble integrating acquired businesses and managing our expansion.

     Since 1996, we have completed eight acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

     We have a limited history of owning and operating our acquired businesses on a consolidated basis. There can be no assurance that we will be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. Our rapid growth has placed and will continue to place a significant strain on management, on our financial resources, and on our information, operating and financial systems. If we are unable to manage this growth effectively, it may have a material adverse effect on our business, financial condition and results of operations.

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

     We have grown rapidly in recent periods, and this growth may be difficult to sustain. Internal growth and further expansion of services may require us to expand our existing operations and relationships. We plan to expand our design and development services and our manufacturing capacity by expanding our facilities and by adding new equipment. Expansion has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical, financial and other resources. Our ability to manage future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our operations and to continue to improve our operational and information systems. We may experience inefficiencies as we integrate new operations and manage geographically dispersed operations. We may incur cost overruns. We may encounter construction delays, equipment delays or shortages, labor shortages and disputes, and production start-up problems that could adversely affect our growth and our ability to meet customers' delivery schedules. We may not be able to obtain funds for this expansion on acceptable terms or at all. In addition, we expect to incur new fixed operating expenses associated with our expansion efforts, including increases in depreciation expense and rental expense. If our revenue does not increase sufficiently to offset these expenses, our business, financial condition and results of operations would be materially adversely affected.

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

     We depend on the services of our key senior executives, including Paul Walker, Philip Woodard, Gary Walker and Derrick D'Andrade. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future.

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

     Pro forma revenue generated outside of the United States and Canada was approximately 11% in 2000. International operations are subject to inherent risks, including:

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

     At December 31, 2000, we had $115.8 million of indebtedness under our senior credit facility. We plan to incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes. This debt could have adverse consequences for our business, including:

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

     Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 12.9%, 12.1%, 7.1% and 13.2%, respectively, of our outstanding shares as of March 16, 2001. In addition, three of the nine directors who serve on our board are, or were, representatives of the Bain funds, two are representatives of the Celerity funds, two are representatives of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

     Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for 2000 was 9.6%. We reduce our exposure to interest rate risks through swap agreements. We have entered into swap agreements to hedge $65.0 million of our outstanding debt. Under the terms of our current swap agreement expiring on September 22, 2001, the maximum annual rate we would pay on approximately $65.0 million of our debt is 9.16%, as of December 31, 2000. The remainder of our debt of $50.8 million bore interest based on the Eurodollar base rate, which was 6.7% on December 31, 2000. If the Eurodollar base rate increased by 10% to 7.4%, our interest expense would increase by approximately $0.4 million in 2000. The unhedged portion of our senior credit facility of $50.8 million bore interest at 9.2% per annum, as of December 31, 2000.

Foreign Currency Exchange Risk

     Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made. As a result of our Qualtron acquisition, we have assumed forward exchange contracts to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $6.25 million at December 31, 2000 and was valued at the closing dollar exchange rate of $1.19 for financial statement purposes. These contracts mature at various dates through July 31, 2001. If the U.S. dollar strengthened by 10% against the Irish punt, we would experience an exchange loss of approximately $0.7 million in 2000.

Item 8:   Financial Statements and Supplementary Data

     The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-49.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 20, 1999, we notified KPMG LLP that it would be engaged as our independent auditors, replacing Arthur Andersen LLP, who were dismissed as our independent auditors on September 20, 1999. KPMG LLP was the independent auditor for Surface Mount prior to the July 1999 combination of Surface Mount and HTM. The decision to change independent auditors was approved by our board of directors on September 17, 1999. During their engagement, Arthur Andersen LLP issued no audit report which was qualified or modified as to uncertainty, audit scope or accounting principles, no adverse opinions or disclaimers of opinion on any of our financial statements, and there were no disagreements with Arthur Andersen LLP on any mater of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant

     The information required by this Item is included under the captions "Proposal One: Election of Directors," "Directors and Executive Officers" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for use in connection with the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11:  Executive Compensation

     The information required by this Item is included under the caption "Executive Compensation and Related Information" in the Proxy Statement and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

     The information required by this Item is included under the caption "Directors and Executive Officers - Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1)  Financial Statements.

     The financial statements filed as part of this Report are listed and indexed at page F-1.

     (a) (2)  Financial Statement Schedules.

     The following financial statement schedule is filed as part of this current report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in this Annual Report on Form 10-K and the notes thereto.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   (Expressed in thousands of U.S. dollars)

Reserves for Inventory                                            Years ended December 31,
                                                ----------------------------------------------------------
                                                         1998                1999                     2000
                                                -------------       -------------       ------------------
Balance, beginning of year                              $(354)            $  (521)                 $(1,828)
Charge to expense                                        (255)               (915)                  (2,222)
Written off                                                88                 560                      272
Added through acquisition                                                    (952)                    (261)
                                                -------------       -------------       ------------------
Balance, end of year                                    $(521)            $(1,828)                 $(4,039)
                                                =============       =============       ==================

Reserves for Accounts Receivable                                 Years ended December 31,
                                                ----------------------------------------------------------
                                                         1998                1999                     2000
                                                -------------       -------------       ------------------
Balance, beginning of year                              $(180)            $  (195)                 $  (514)
Charge to expense                                        (120)               (120)                  (2,003)
Written off                                               105                  50                      169
Added through acquisition                                                    (249)                     (20)
                                                -------------       -------------       ------------------
Balance, end of year                                    $(195)            $  (514)                 $(2,368)
                                                =============       =============       ==================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of SMTC Corporation (formerly HTM Holdings, Inc.):

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of and for the year ended December 31, 1998, of SMTC Corporation (a Delaware corporation, formerly HTM Holdings, Inc.) and its subsidiary included in this registration statement and have issued our report thereon dated March 10, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II -- Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1998 financial data required to be set forth therin in relation to the basic financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP

Denver, Colorado
March 10, 1999


[KPMG LETTERHEAD]


The Board of Directors of SMTC Corporation

Under date of February 9, 2001, we reported on the consolidated balance sheets of SMTC Corporation (formerly HTM Holdings, Inc.) and subsidiaries as at December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 2000, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule -- Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2000 included in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
February 9, 2001


     (a) (3)  Exhibits.

     Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated herein by reference to (i) the Company's Registration Statement on Form S-1 originally filed on March 24, 2000 (File No. 333-33208), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

----------------------------------------------------------------------------------------
Exhibit #      Description
----------------------------------------------------------------------------------------
        2.1.1  Reorganization and Merger Agreement dated as of July 26, 1999. (4)
----------------------------------------------------------------------------------------
        2.1.2  Amendment to Reorganization and Merger Agreement, dated as of July 27,
               2000.
----------------------------------------------------------------------------------------
          2.2  Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation).
               (3)
----------------------------------------------------------------------------------------
          2.3  Stock Purchase Agreement dated as of November 22, 2000 (Qualtron
               Teoranta and Qualtron, Inc.). (8)
----------------------------------------------------------------------------------------
          3.1  Amended and Restated Certificate of Incorporation. (7)
----------------------------------------------------------------------------------------
          3.2  Amended and Restated By-Laws. (7)
----------------------------------------------------------------------------------------
          3.3  Certificate of Designation. (7)
----------------------------------------------------------------------------------------
        4.1.1  Stockholders Agreement dated as of July 27, 2000. (6)
----------------------------------------------------------------------------------------
        4.1.2  Amended and Restated Stockholders Agreement dated as of November 22,
               2000.
----------------------------------------------------------------------------------------
          4.2  Form of certificate representing shares of common stock. (3)
----------------------------------------------------------------------------------------
          4.3  Warrant to purchase shares of Class L common stock and schedule of warrants attached thereto. (5)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Exhibit #      Description
----------------------------------------------------------------------------------------
          4.4  Warrant to purchase shares of Class A-1 common stock and schedule of warrants attached thereto. (5)
----------------------------------------------------------------------------------------
          4.5  Warrant to purchase shares of Class A-1 and Class L common stock and schedule of warrants attached thereto. (5)
----------------------------------------------------------------------------------------
          4.6  15% Senior Subordinated Note and schedule of notes attached thereto. (5)
----------------------------------------------------------------------------------------
          4.7  Exchangeable Share Provisions attaching to the exchangeable shares of
               SMTC Manufacturing Corporation of Canada. (7)
----------------------------------------------------------------------------------------
          4.8  Exchangeable Share Support Agreement dated as of July 27, 2000 among
               SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia
               Company. (7)
----------------------------------------------------------------------------------------
          4.9  Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC,
               SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and
               SMTC Nova Scotia Company. (7)
----------------------------------------------------------------------------------------
         4.10  Secured Demand Note of SMTC Manufacturing Corporation of Canada dated
               July 3, 2000. (4)
----------------------------------------------------------------------------------------
         4.11  Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
----------------------------------------------------------------------------------------
         4.12  Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
----------------------------------------------------------------------------------------
         4.13  Demand Note of SMTC Manufacturing Corporation of Canada dated July 3,
               2000. (4)
----------------------------------------------------------------------------------------
         4.14  Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
----------------------------------------------------------------------------------------
         4.15  Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
----------------------------------------------------------------------------------------
         4.16  Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
----------------------------------------------------------------------------------------
       10.1.1  Credit and Guarantee Agreement dated as of July 28, 1999. (4)
----------------------------------------------------------------------------------------
       10.1.2  First Amendment to Credit and Guarantee Agreement, dated as of November
               4, 1999. (5)
----------------------------------------------------------------------------------------
       10.1.3  Second Amendment to Credit and Guarantee Agreement, dated as of December
               14, 1999. (5)
----------------------------------------------------------------------------------------
       10.1.4  Third Amendment to Credit and Guarantee Agreement, dated as of May 15,
               2000. (4)
----------------------------------------------------------------------------------------
       10.1.5  Amended and Restated Credit and Guarantee Agreement, dated as of July
               27, 2000. (7)
----------------------------------------------------------------------------------------
       10.1.6  Amended and Restated Guarantee and Collateral Agreement dated as of July
               27, 2000. (7)
----------------------------------------------------------------------------------------
       10.1.7  First Amendment dated as of November 17, 2000 to the Amended and
               Restated Credit and Guarantee Agreement.
----------------------------------------------------------------------------------------
       10.1.8  Second Amendment dated as of December 28, 2000 to the Amended and
               Restated Credit and Guarantee Agreement.
----------------------------------------------------------------------------------------
       10.1.9  Third Amendment dated as of February 6, 2001 to the Amended and
               Restated Credit and Guarantee Agreement.
----------------------------------------------------------------------------------------
         10.2  Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)
----------------------------------------------------------------------------------------
         10.3  SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity
               Incentive Plan. (7)
----------------------------------------------------------------------------------------
       10.4.1  Real Property Lease dated as of September 1, 1993 between Ogden Atlantic
               Design Co., Inc. and Garrett and Garrett . (5)
----------------------------------------------------------------------------------------
       10.4.2  Lease Renewal Agreement dated as of September 1, 1996 between Atlantic
               Design Co., Inc. and Garrett and Garrett. (5)
----------------------------------------------------------------------------------------
       10.4.3  Assignment of Lease dated as of September 16, 1997 between Ogden
               Atlantic Design Co., Inc. and The SMT Centre S.E. Inc. (5)
----------------------------------------------------------------------------------------
         10.5  Form of Real Property Lease dated December 22, 1998 between Third
               Franklin Trust and W.F. Wood, Inc. (4)
---------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Exhibit #      Description
----------------------------------------------------------------------------------------
         10.6  Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited. (5)
----------------------------------------------------------------------------------------
         10.7  Real Property Sublease Agreement dated March 29, 1996 between Radian
               International, LLC and The SMT Centre of Texas Inc. (5)
----------------------------------------------------------------------------------------
         10.8  Real Property Lease, Work Letter Agreement and Lease Addendum between
               Edwin A. Helwig and Barbara G. Helwig and The SMT Centre of Texas Inc.
               (5)
----------------------------------------------------------------------------------------
         10.9  Real Property Lease dated as of September 15, 1998 between
               Warden-McPherson Developments Ltd. and The Surface Mount Technology
               Centre Inc. (5)
----------------------------------------------------------------------------------------
        10.10  Real Property Lease dated September 3, 1999 between Airedale Realty
               Trust and W.F. Wood, Inc. (5)
----------------------------------------------------------------------------------------
      10.11.1  Real Property Revised Lease Agreement dated January 14, 1994 between HTM
               Building Investors LLC and Hi-Tech Manufacturing, Inc. (2)
----------------------------------------------------------------------------------------
      10.11.2  First Amendment to Lease. (2)
----------------------------------------------------------------------------------------
      10.11.3  Second Amendment to Lease. (2)
----------------------------------------------------------------------------------------
        10.12  Derek D'Andrade Employment Agreement dated July 30, 1999. (1)*
----------------------------------------------------------------------------------------
        10.13  Edward Johnson Employment Agreement dated May 18, 2000. (5)*
----------------------------------------------------------------------------------------
        10.14  Gary Walker Employment Agreement dated July 30, 1999. (1)*
----------------------------------------------------------------------------------------
        10.15  Paul Walker Employment Agreement dated July 30, 1999. (1)*
----------------------------------------------------------------------------------------
        10.16  Philip Woodard Employment Agreement dated July 30, 1999. (1)*
----------------------------------------------------------------------------------------
        10.17  Stanley Plzak Employment Agreement dated as of July 27, 2000.*
----------------------------------------------------------------------------------------
        10.18  Warrant Subscription Agreement dated as of May 18, 2000. (3)
----------------------------------------------------------------------------------------
        10.19  Senior Subordinated Loan Agreement dated as of May 18, 2000. (3)
----------------------------------------------------------------------------------------
        10.20  Lease Agreement dated as of June 1, 2000 between SMTC Manufacturing
               Corporation of North Carolina and Garrett and Garrett. (7)
----------------------------------------------------------------------------------------
        10.21  Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing
               Corporation of Massachusetts and Lincoln-Franklin LLC. (7)
----------------------------------------------------------------------------------------
        10.22  Class N Common Stock Redemption Agreement dated July 26, 2000.
----------------------------------------------------------------------------------------
        10.23  Lease Agreement dated as of May 12, 1998 between the Haverdyne Company,
               LLC and Qualtron, Inc.
----------------------------------------------------------------------------------------
      10.24.1  Management Agreement dated July 30, 1999. (1)
----------------------------------------------------------------------------------------
      10.24.2  Termination Agreement dated as of July 27, 2000.
----------------------------------------------------------------------------------------
        10.25  Share Purchase Agreement dated July 26, 2000 for the purchase of Gary
               Walker's Class Y shares.
----------------------------------------------------------------------------------------
        10.26  Funding Agreement dated July 26, 2000.
----------------------------------------------------------------------------------------
        10.27  Promissory Note dated July 26, 2000.
----------------------------------------------------------------------------------------
        10.28  Pledge Agreement dated July 26, 2000 with respect to shares of common stock of SMTC owned by Gary Walker.
----------------------------------------------------------------------------------------
        10.29  Class N Common Stock Redemption Agreement dated July 26, 2000.
----------------------------------------------------------------------------------------
        10.30  Real Estate Sale Agreement between Flextronics International USA, Inc., as Seller, and SMTC Manufacturing Corporation of Texas, as Purchaser,
               dated February 23, 2001.
----------------------------------------------------------------------------------------
         16.1  Letter from Arthur Andersen regarding change in certifying accountants.
----------------------------------------------------------------------------------------
         21.1  Subsidiaries of the registrant.
----------------------------------------------------------------------------------------


(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.

(4) Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5) Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
*    Management contract or compensatory plan

     (b) A current report on Form 8-K was filed by the Company on December 7, 2000. In that report, the Company reported its November 22, 2000 acquisition of Qualtron under Item 2.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SMTC Corporation

                                      /s/ Paul Walker
                                  By: _____________________________________
                                      Paul Walker
                                      President and Chief Executive Officer

Date:   March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                                      Date
---------                       -----                                      ----

/s/ Paul Walker
______________________________  President, Chief Executive                 March 30, 2001
Paul Walker                     Officer and Director
                                (Principal Executive Officer)

/s/ Richard Smith
______________________________  Vice President and Chief                   March 30, 2001
Richard Smith                   Financial Officer
                                (Principal Financial and
                                Accounting Officer)


______________________________  Director                                   March 30, 2001
Stephen Adamson


/s/ Prescott Ashe
______________________________  Director                                   March 30, 2001
Prescott Ashe



______________________________  Director                                   March 30, 2001
Mark Benham


/s/ David Dominik
______________________________  Director                                   March 30, 2001
David Dominik



/s/ Michael Griffiths
______________________________  Director                                   March 30, 2001
Michael Griffiths


/s/ Ian Loring
______________________________  Director                                   March 30, 2001
Ian Loring

Signature                       Title                                      Date
---------                       -----                                      ----

/s/ Anthony Sigel
------------------------------  Director                                   March 30, 2001
Anthony Sigel



/s/ Gary Walker
------------------------------  Executive Vice President, Business         March 30, 2001
Gary Walker                     Programs Management and Director


                               SMTC CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                                                       F-1

          Consolidated Balance Sheets as of December 31, 1999 and 2000                       F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1998, 1999 and 2000                                                   F-3

          Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for the
          years ended December 31, 1998, 1999 and 2000                                       F-5

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1999 and 2000                                                   F-6

          Notes to Consolidated Financial Statements                                         F-7

AUDITORS' REPORT

To the Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation (formerly HTM Holdings, Inc.) and subsidiaries as at December 31, 1999 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of SMTC Corporation for the year ended December 31, 1998 were audited by other auditors whose report dated March 10, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and subsidiaries as at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in accordance with United States generally accepted accounting principles.

United States generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in Canada. Application of accounting principles generally accepted in Canada would have affected results of operations for each of the years in the three-year period ended December 31, 2000 and shareholders' equity (deficiency) as at December 31, 1999 and 2000 to the extent summarized in note 22 to the consolidated financial statements.

/s/ KPMG LLP
------------------------
Chartered Accountants


Toronto, Canada

February 9, 2001

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

December 31, 1999 and 2000

===============================================================================
                                                             1999          2000
-------------------------------------------------------------------------------

Assets

Current assets:
   Cash and short-term investments                      $   2,083     $   2,698
   Accounts receivable (note 4)                            71,597       194,749
   Inventories (note 5)                                    61,680       191,821
   Prepaid expenses                                         3,647         5,233
   Deferred income taxes (note 10)                          1,527         1,044
   ----------------------------------------------------------------------------
                                                          140,534       395,545

Capital assets (note 6)                                    35,003        58,564
Goodwill (note 7)                                          40,800        80,149
Other assets (note 8)                                      11,145         9,859
Deferred income taxes (note 10)                               623         3,359

-------------------------------------------------------------------------------
                                                        $ 228,105     $ 547,476
===============================================================================

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                     $  53,119     $ 141,574
   Accrued liabilities                                     29,307        51,695
   Income taxes payable                                     1,127         5,458
   Current portion of long-term debt (note 9)               2,000         7,500
   Current portion of capital lease obligations
     (note 9)                                               1,541           995
  -----------------------------------------------------------------------------
                                                           87,094       207,222

Capital lease obligations (note 9)                          1,537         1,242
Long-term debt (note 9)                                   128,942       108,305
Deferred income taxes (note 10)                             2,733         2,221

Shareholders' equity:
   Capital stock (note 11)                                      3        77,427
   Warrants (note 11)                                         367           367
   Loans receivable (note 11)                                 (60)          (27)
   Additional paid-in-capital                              11,804       151,396
   Deficit                                                 (4,315)         (677)
   ----------------------------------------------------------------------------
                                                            7,799       228,486

Commitments and contingencies (notes 15 and 16)
United States and Canadian accounting policy differences (note 22)

-------------------------------------------------------------------------------
                                                        $ 228,105     $ 547,476
===============================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

=========================================================================================
                                                           1998         1999         2000
-----------------------------------------------------------------------------------------
Revenue                                               $  89,687    $ 257,962    $ 782,763

Cost of sales                                            82,528      236,331      714,420
-----------------------------------------------------------------------------------------

Gross profit                                              7,159       21,631       68,343

Selling, general and administrative expenses              3,280       13,332       34,614
Amortization                                                151        1,990        6,229
Leveraged recapitalization expenses (note 2(a)(ii))       2,219           --           --
-----------------------------------------------------------------------------------------

Operating income                                          1,509        6,309       27,500

Interest (note 9)                                         2,030        7,066       13,837
-----------------------------------------------------------------------------------------

Earnings (loss) before income taxes                        (521)        (757)      13,663

Income taxes (recovery) (note 10):
   Current                                                   15          442        7,954
   Deferred                                                (208)        (335)        (607)
   --------------------------------------------------------------------------------------
                                                           (193)         107        7,347
-----------------------------------------------------------------------------------------

Earnings (loss) before extraordinary loss                  (328)        (864)       6,316

Extraordinary loss, net of income tax recovery
  of 1999 - $811; 2000 - $1,640 (note 17)                    --       (1,279)      (2,678)

-----------------------------------------------------------------------------------------
Net earnings (loss)                                   $    (328)   $  (2,143)   $   3,638
=========================================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Operations (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

==========================================================================================
                                                        1998           1999           2000
------------------------------------------------------------------------------------------
Earnings (loss) per common share (note 20):

Earnings (loss) before extraordinary loss        $      (328)   $      (864)   $     6,316
Preferred share dividends                               (609)            --             --
Class L preferred entitlement                             --         (2,185)        (3,164)
------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss
  attributable to common shareholders                   (937)        (3,049)         3,152

Extraordinary loss                                        --         (1,279)        (2,678)

------------------------------------------------------------------------------------------
Earnings (loss) attributable to common
  shareholders                                   $      (937)   $    (4,328)   $       474
==========================================================================================

Earnings (loss) per common share before
  extraordinary loss                             $     (0.44)   $     (1.89)   $      0.24
Extraordinary loss per common share                       --          (0.79)         (0.20)

------------------------------------------------------------------------------------------
Basic earnings (loss) per common share           $     (0.44)   $     (2.68)   $      0.04
==========================================================================================

Diluted earnings (loss) per common share         $     (0.44)   $     (2.68)   $      0.03

==========================================================================================

Weighted average number of shares outstanding:
   Basic                                           2,147,130      1,617,356     13,212,076
   Diluted                                         2,147,130      1,617,356     13,736,616

==========================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Changes in Shareholders' Equity (Deficiency) (Expressed in thousands of U.S. dollars)

Years ended December 31, 1998, 1999 and 2000

==================================================================================================================================
                                                                                                                             Total
                                                                           Additional                                shareholders'
                                 Capital                      Treasury        paid-in          Loans                        equity
                                   stock       Warrants          stock        capital     receivable        Deficit   (deficiency)
----------------------------------------------------------------------------------------------------------------------------------
                               (note 11)
Balance, December 31, 1997     $       5      $      --      $      --      $   5,971      $      --      $  (1,844)     $   4,132

Shares issued                          2             --             --          7,907             --             --          7,909
Warrants issued                       --            367             --             --             --             --            367
Preferred share dividends             --             --             --           (609)            --             --           (609)
Shares repurchased                    (1)            --        (21,938)            --             --             --        (21,939)
Loss for the year                     --             --             --             --             --           (328)          (328)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998             6            367        (21,938)        13,269             --         (2,172)       (10,468)

Acquisition of
  SMTC Corporation                    (3)            --         21,938         (1,525)            --             --         20,410
Options exercised                     --             --             --             60            (60)            --             --
Loss for the year                     --             --             --             --             --         (2,143)        (2,143)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999             3            367             --         11,804            (60)        (4,315)         7,799

Warrants issued                       --          3,598             --             --             --             --          3,598
Warrants exercised                     4         (3,598)            --          3,594             --             --             --
Share reorganization                 116             --             --           (116)            --             --             --
Shares issued on
  completion of
  initial public
  offering, net of
  costs of $20,706                64,976             --             --        116,718             --             --        181,694
Shares issued on
  acquisition of
  Pensar Corporation                  12             --             --         19,007             --             --         19,019
Options exercised                     --             --             --            160             --             --            160
Shares issued on
  acquisition of
  Qualtron Teoranta               12,545             --             --             --             --             --         12,545
Conversion of shares
  from exchangeable
  to common stock                   (229)            --             --            229             --             --             --
Repayment of loans
  receivable                          --             --             --             --             33             --             33
Net earnings                          --             --             --             --             --          3,638          3,638

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $  77,427      $     367      $      --      $ 151,396      $     (27)     $    (677)     $ 228,486
==================================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

Years ended December 31, 1998, 1999 and 2000

==============================================================================================
                                                            1998           1999           2000
----------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net earnings (loss)                                 $    (328)     $  (2,143)     $   3,638
   Items not involving cash:
      Amortization                                           151          1,990          6,229
      Depreciation                                         2,869          6,452          9,595
      Deferred income tax provision (benefit)               (208)          (335)           (71)
      Loss (gain) on disposition of capital assets            (6)           160            (60)
      Loss on early extinguishment of debt                    --          1,279          2,461
   Change in non-cash operating working capital:
      Accounts receivable                                 (9,895)         4,441       (110,131)
      Inventories                                         (1,170)       (15,217)      (118,455)
      Prepaid expenses and other                             105         (1,705)        (1,316)
      Accounts payable and accrued liabilities             4,709         (1,487)       103,200
   -------------------------------------------------------------------------------------------
                                                          (3,773)        (6,565)      (104,910)
Financing:
   Increase in bank indebtedness                           1,212             --             --
   Repayment of bank indebtedness                             --         (6,559)            --
   Increase in restricted cash                              (250)            --             --
   Increase in long-term debt                                 --        130,942             --
   Repayment of long-term debt                                --        (69,261)       (19,717)
   Principal payments on notes payable                      (175)            --             --
   Principal payments on capital lease obligations        (1,319)        (1,571)        (1,427)
   Proceeds from warrants                                     --             --          2,500
   Issuance of subordinated notes                             --             --          5,000
   Repayment of subordinated notes                            --             --         (5,000)
   Issuance of demand notes                                   --             --          9,925
   Repayment of demand notes                                  --             --         (9,925)
   Proceeds from notes payable                            25,000             --             --
   Proceeds from issuance of common stock                  9,252             --        202,560
   Dividends paid on preferred stock                        (609)            --             --
   Stock issuance costs                                   (1,342)            --        (23,400)
   Repurchase of stock                                   (26,160)            --             --
   Repayment of loans receivable                              --             --             33
   Debt issuance costs                                    (1,296)        (3,975)        (1,450)
   -------------------------------------------------------------------------------------------
                                                           4,313         49,576        159,099
Investments:
   Acquisitions, net of $4,672 (1999 - $698)
     cash acquired                                            --        (31,619)       (27,683)
   Purchases of capital assets                              (505)        (4,130)       (25,676)
   Proceeds from sale of capital assets                       30              8            278
   Cash in escrow                                             --         (5,735)            --
   Purchase of other assets                                   --             62           (493)
   -------------------------------------------------------------------------------------------
                                                            (475)       (41,414)       (53,574)
----------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                         65          1,597            615

Cash and cash equivalents, beginning of year                 421            486          2,083

----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $     486      $   2,083      $   2,698
==============================================================================================

Supplemental cash flow information (note 14)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

1.    Nature of business:

      The Company is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through eleven manufacturing and technology centres located in the United States, Canada, Europe and Mexico.

      The Company's accounting principles are in accordance with accounting principles generally accepted in the United States and, except as outlined in note 22, are, in all material respects, in accordance with accounting principles generally accepted in Canada.

2.    Significant accounting policies:

      (a)   Basis of presentation:

            (i)   Business combination between HTM Holdings, Inc. and SMTC
                  Corporation:

                  Effective July 30, 1999, SMTC Corporation acquired 100% of the outstanding common shares of HTM Holdings, Inc. SMTC Corporation issued 1,393,971 Class A shares and 154,168 Class L shares to the shareholders of HTM Holdings, Inc. for $16,739 cash consideration and 100% of the outstanding shares of HTM Holdings, Inc. Simultaneously, the former shareholders of SMTC Corporation subscribed for an additional 26,701 Class N shares for nominal consideration. Upon completion of these transactions, the former HTM Holdings, Inc. shareholders held 58% of the outstanding shares of SMTC Corporation. Accordingly, the acquisition is recorded as a reverse takeover of SMTC Corporation by HTM Holdings, Inc. and accounted for using the purchase method. Application of reverse takeover accounting results in the following:

                  (a) The consolidated financial statements of the combined entity are issued under the name of the legal parent (SMTC Corporation) but are considered a continuation of the financial statements of the legal subsidiary (HTM Holdings, Inc.).

                  (b) As HTM Holdings, Inc. is deemed to be the acquiror for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values and the comparative figures reflect the results of operations of HTM Holdings, Inc.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

                  (c) Control of the net assets and operations of SMTC Corporation is deemed to be acquired by HTM Holdings, Inc. effective July 30, 1999. For purposes of this transaction, the deemed consideration is $24,703, being the $20,410 fair value of the outstanding common shares of SMTC Corporation immediately prior to the business combination plus transaction costs of $4,293.

                        Details of net assets acquired at fair value are as follows:

                        =======================================================

                        Current assets                                $  84,423
                        Capital assets                                   21,093
                        Goodwill                                         24,863
                        Liabilities assumed                            (105,676)

                        -------------------------------------------------------
                        Net assets acquired                           $  24,703
                        =======================================================

            (ii)  Recapitalization transaction:

                  On June 8, 1998, HTM Holdings, Inc. completed a leveraged recapitalization and reorganization in which it sold 1,800,424 new shares to an investment company, reacquired 92% of its then outstanding common shares, retired its preferred stock and settled all options outstanding under its 1993 stock option plan.

                  In connection with the recapitalization, the Company contributed substantially all of its assets and liabilities to a newly formed subsidiary in exchange for 100% of the subsidiary's stock, and changed its name from Hi-Tech Manufacturing, Inc. to HTM Holdings, Inc. The subsidiary adopted the Hi-Tech Manufacturing, Inc. name. The subsidiary borrowed $13,000 in senior debt and $12,000 in subordinated debt and entered into a $15,000 revolving line of credit agreement. The stock of the subsidiary was pledged as collateral for the senior debt and line of credit. The subsidiary loaned approximately $21,000 to the Company.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

                  The net sources and uses of proceeds were as follows:

                  =============================================================
                  Borrowings                                           $ 23,700
                  Stock proceeds                                          7,900
                  Repurchase of stock                                   (26,800)

                  -------------------------------------------------------------
                                                                       $  4,800
                  =============================================================

                  Subsequent to the leveraged recapitalization, an investment company held 92% of the outstanding common stock of the parent.

                  Transaction costs related to the leveraged recapitalization and compensation expense arising from the settlement of stock options resulted in a $2,219 charge to operating income in fiscal 1998.

      (b)   Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

      (c)   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results may differ from those estimates.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

      (d)   Revenue recognition:

            Revenue from the sale of products is recognized when goods are shipped to customers. Revenue from the provision of services is recognized when services are provided. The earnings process is complete upon shipment of products and provision of services.

      (e)   Cash and short-term investments:

            Cash and short-term investments include cash on hand and deposits with banks with original maturities of less than three months.

      (f)   Inventories:

            Inventories are valued on a first-in, first-out basis at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress. Inventories include an application of relevant overhead.

      (g)   Capital assets:

            Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

            ===================================================================

            Buildings                                                  20 years
            Machinery and equipment                                     7 years
            Office furniture and equipment                              7 years
            Computer hardware and software                              3 years
            Leasehold improvements                           Over term of lease

            ===================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

      (h)   Goodwill:

            Goodwill represents the excess of cost over the fair value of net tangible assets acquired in facility acquisitions and other business combinations. Goodwill is amortized on a straight-line basis over 10 years. The recoverability of goodwill is reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment of value is recorded if undiscounted projected future net cash flows of the acquired operation are determined to be insufficient to recover goodwill. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds.

      (i)   Other assets:

            Costs incurred relating to the issuance of debt are deferred and amortized over the term of the related debt. Amortization of debt issuance costs is included in amortization expense in the consolidated statements of operations. Deferred lease costs are amortized over the term of the lease.

      (j)   Income taxes:

            Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

      (k)   Stock-based compensation:

            The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No.
            25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Statement of Financial Accounting Standards No. 123.

      (l)   Foreign currency translation:

            The functional currency of all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historic rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations.

      (m)   Financial instruments and hedging:

            The Company enters into interest rate swap contracts to hedge its exposure to changes in interest rates on its long-term debt. The contracts have the effect of converting the floating rate of interest on $65,000 of the senior credit facility to a fixed rate. Net receipts, payments and accruals under the swap contracts are recorded as adjustments to interest expense.

            If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding or immediately, if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market and any unrealized gain or loss is recognized immediately.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

            One of the Company's subsidiaries has entered into forward foreign currency contracts to hedge foreign currency exposures on future sales. As the contracts do not meet the criteria for hedge accounting, the Company records those contracts on the balance sheet at their fair values and any corresponding unrealized gains or losses are recognized in the statements of operations.

      (n)   Impairment of long-lived assets:

            The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

      (o)   Comprehensive income:

            Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2000 comprehensive income was equal to net earnings (loss).

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

2.    Significant accounting policies (continued):

      (p)   Recently issued accounting pronouncements:

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. The Company will implement SFAS No. 133 for its first quarter ended March 31, 2001. In accordance with the new standard, the Company will account for its existing interest rate swaps as cash flow hedges. If the Company applied the new standard at December 31, 2000, the Company would record an $85 liability on its balance sheet and an $85 charge to other comprehensive income as a cumulative effect type adjustment to reflect the initial mark to market on the interest rate swaps.

3.    Acquisitions:

      In addition to the business combination between HTM Holdings, Inc. and SMTC Corporation (note 2(a)(i)), the Company completed two acquisitions during 1999 and two acquisitions during 2000, which were accounted for as purchases. The results of operations of the facilities acquired are included in these financial statements from their respective dates of acquisition.

      Acquisitions completed in 1999:

      (a) In July 1999, the Company acquired a manufacturing facility operated by Zenith Electronics Corporation in Chihuahua, Mexico. Zenith used the facility to manufacture components included in Zenith products. The transaction was effected through the acquisition of the outstanding shares of Cableproducts de Chihuahua, S.A. de C.V. ("Cableproducts") and Radio Components de Mexico, S.A. de C.V. ("Radio"). The total purchase price of $8,352 was financed with cash. Under the provisions of the purchase agreement, Zenith may claim additional consideration in the form of cash if certain production volumes are achieved. The contingent consideration will be amortized over the remaining term of the supply contract with Zenith if and when paid. Of the purchase price, $5,735 is being held in escrow and will be released pending the resolution of certain liabilities, including the settlement of a portion of the contingent consideration.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

3.    Acquisitions (continued):

      (b) In September 1999, the Company acquired 100% of the issued and outstanding shares of W.F. Wood, Incorporated. W.F. Wood, Incorporated operates a manufacturing facility that provides high precision enclosures, located in Boston, Massachusetts. The total purchase price of $19,672 was financed with cash.

      Acquisitions completed in 2000:

      (a) On July 27, 2000, simultaneously with the closing of the initial public offering, the Company acquired Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin. The total purchase price including transaction costs was $37,019 resulting in goodwill of approximately $26,563. The purchase consideration consisted of $18,000 cash and the balance in 1,188,682 shares of common stock of the Company. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering.

      (b) On November 22, 2000, the Company acquired Qualtron Teoranta, a provider of specialized custom made cable harnesses and fibre optic assemblies located in Donegal, Ireland. The total purchase price including transaction costs was $26,900 resulting in goodwill of approximately $18,075. The final purchase price is subject to a working capital adjustment. The purchase consideration consisted of $14,355 cash and the balance in 547,114 exchangeable shares of SMTC Manufacturing Corporation of Canada, a subsidiary of the Company.

      Details of the net assets acquired in these acquisitions, at fair value, are as follows:

      =============================================================================
                                Chihuahua
                            Manufacturing    W.F. Wood,        Pensar      Qualtron
                                 Facility  Incorporated   Corporation      Teoranta
      -----------------------------------------------------------------------------
      Current assets             $     --      $  6,354      $ 16,609      $ 13,041
      Capital assets                9,094         1,695         5,299         1,858
      Other long-term assets           --            20           581            --
      Goodwill                         --        17,468        26,563        18,075
      Liabilities assumed              --        (5,865)      (12,033)       (6,074)
      Deferred income taxes          (742)           --            --            --

      -----------------------------------------------------------------------------
      Net assets acquired        $  8,352      $ 19,672      $ 37,019      $ 26,900
      =============================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

3.    Acquisitions (continued):

      The following unaudited pro forma consolidated financial information for the year ended December 31, 1999 reflects the impact of the business combination with SMTC Corporation and the acquisitions of W.F. Wood, Incorporated, Pensar Corporation and Qualtron Teoranta assuming the acquisitions had occurred at the beginning of 1999. The following unaudited pro forma consolidated financial information for the year ended December 31, 2000 reflects the impact of the acquisitions of Pensar Corporation and Qualtron Teoranta assuming the acquisitions had occurred at the beginning of 2000. This unaudited pro forma consolidated financial information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the date indicated, or that may be reported in the future:

      ==========================================================================
                                                             1999           2000
      --------------------------------------------------------------------------
                                                                 (Unaudited)

      Revenue                                           $ 530,690      $ 842,563
      Earnings (loss) before extraordinary loss            (1,767)         5,662
      Net earnings (loss)                                  (3,046)         2,984
      Basic earnings (loss) per share                       (1.46)          0.22
      Diluted earnings (loss) per share                     (1.46)          0.21

      ==========================================================================

4.    Accounts receivable:

      Accounts receivable at December 31, 2000 are net of an allowance for doubtful accounts of $2,368 (1999 - $514).

5.    Inventories:

      ==========================================================================
                                                          1999              2000
      --------------------------------------------------------------------------

      Raw materials                                   $ 35,371          $107,767
      Work in progress                                  17,124            56,521
      Finished goods                                     8,578            25,493
      Other                                                607             2,040

      --------------------------------------------------------------------------
                                                      $ 61,680          $191,821
      ==========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

6.    Capital assets:

      ==========================================================================
                                                         Accumulated    Net book
      1999                                        Cost  depreciation       value
      --------------------------------------------------------------------------

      Land                                     $ 2,060       $    --     $ 2,060
      Buildings                                  5,099            59       5,040
      Machinery and equipment                   31,150        12,789      18,361
      Office furniture and equipment             2,540           479       2,061
      Computer hardware and software             3,838         1,371       2,467
      Leasehold improvements                     6,065         1,051       5,014

      --------------------------------------------------------------------------
                                               $50,752       $15,749     $35,003
      ==========================================================================

      ==========================================================================
                                                         Accumulated    Net book
      2000                                        Cost  depreciation       value
      --------------------------------------------------------------------------

      Land                                     $ 3,134       $    --     $ 3,134
      Buildings                                 11,653           313      11,340
      Machinery and equipment                   41,301        17,953      23,348
      Office furniture and equipment             3,965         1,091       2,874
      Computer hardware and software             8,004         3,339       4,665
      Leasehold improvements                    15,726         2,523      13,203

      --------------------------------------------------------------------------
                                               $83,783       $25,219     $58,564
      ==========================================================================

      Property and equipment under capital leases included in capital assets at December 31, 2000 was $2,027 (1999 - $ 8,981) and accumulated depreciation of equipment under capital leases at December 31, 2000 was $917 (1999 - $8,123).

      Included in the total depreciation expense for the year ended December 31, 2000 of $9,595 (1999 - $6,452; 1998 - $2,869) is $273 (1999 - $1,358; 1998
      - $1,305) relating to the depreciation of equipment under capital leases.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

7.    Goodwill:

      ==========================================================================
                                                        Accumulated     Net book
      1999                                       Cost  amortization        value
      --------------------------------------------------------------------------

      Goodwill                                $42,331      $  1,531      $40,800
      ==========================================================================

      ==========================================================================
                                                        Accumulated     Net book
      2000                                       Cost  amortization        value
      --------------------------------------------------------------------------

      Goodwill                                $86,969      $  6,820      $80,149
      ==========================================================================

8.    Other assets:

      ==========================================================================
                                                                1999        2000
      --------------------------------------------------------------------------

      Deferred financing costs, net of accumulated
       amortization of $868 (1999 - $277)                    $ 3,698     $ 1,696
      Restricted cash and cash held in escrow                  5,985       5,985
      Deferred lease costs, net of accumulated
       amortization of $379 (1999 - $30)                       1,430       1,072
      Other                                                       32       1,106

      --------------------------------------------------------------------------
                                                             $11,145     $ 9,859
      ==========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

9.    Long-term debt and capital leases:

      ==========================================================================
                                                             1999           2000
      --------------------------------------------------------------------------

      Revolving credit facilities (a)                    $ 35,942       $ 68,305
      Term loans (a)                                       85,000         47,500
      Subordinated debt                                    10,000             --
      --------------------------------------------------------------------------
                                                          130,942        115,805

      Less current portion                                  2,000          7,500

      --------------------------------------------------------------------------
                                                         $128,942       $108,305
      ==========================================================================

      For the period from January 1, 1999 to July 26, 2000:

      Concurrent with the business combination of HTM Holdings, Inc. and SMTC Corporation, the Company and certain of its subsidiaries entered into a senior credit facility that provided for $85,000 in terms loans, $10,000 in subordinated debt and $60,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility was secured by a security agreement over all assets and required the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities terminated in July 2004. The term loans matured in quarterly instalments from September 2000 to June 2004 for $35,000 of the term loans and from September 2000 to December 2005 for $50,000 of the term loans. Term loans totalling $35,000 were repaid from proceeds of the initial public offering. The $10,000 subordinated debt was payable in one instalment on September 30, 2006 and was repaid from proceeds of the initial public offering.

      The revolving credit loans and term loans bore interest at varying rates based on either the Eurodollar base rate plus 2.25% to 3.50%, the U.S. base rate plus 0.50% to 1.75% or the Canadian prime rate plus 0.50% to 1.75%.

      The subordinated debt bore interest at the Eurodollar base rate plus 4.75% or the U.S. base rate plus 3.00%.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

9.    Long-term debt and capital leases (continued):

      In May 2000, the Company's lenders increased the revolving credit facility from $60,000 to $67,500. The Company issued senior subordinated notes to certain shareholders for proceeds of $5,000. The notes bore interest at 15% per annum. The notes were repaid from proceeds of the initial public offering.

      On July 3, 2000, the Company issued demand notes in the aggregate principal amount of $9,925. Of these demand notes, $5,925 in aggregate principal amount was secured by a portion of the capital assets of the Company and certain of its subsidiaries. The demand notes bore a fee of 3% of the principal amount accruing on the date of issuance and interest of 13.75% per year and were payable to the holders of the notes at any time upon demand. The demand notes were repaid of proceeds of the initial public offering.

      For the period from July 27, 2000 to December 31, 2000:

      (a) In connection with the initial public offering, the Company and certain of its subsidiaries entered into an amended and restated credit agreement that provides for $50,000 in an initial term loan and $100,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility is secured by a security agreement over all assets and requires the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities terminate in July 2004. The term loans mature in quarterly instalments from September 2000 to June 2004.

            The revolving credit loans and term loans bear interest at varying rates based on either the Eurodollar base rate plus 2.00% to 3.00%, the U.S. base rate plus 0.25% to 1.25% or the Canadian prime rate plus 0.25% to 1.25%.

            The Company has entered into interest rate swaps to exchange the 90-day floating LIBOR rates on $65,000 of borrowings for a two-year fixed interest rate of 6.16% (before credit spread) per annum (note
            12).

            The weighted average interest rate on the borrowings in 2000 was 9.9%.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

9.    Long-term debt and capital leases (continued):

            The Company is required to pay the lenders a commitment fee of 0.5% of the average unused portion of the revolving credit facility. Commitment fees of $128 were incurred in 2000.

            As at December 31, 2000, principal repayments due within each of the next four years are as follows:

            ====================================================================

            2001                                                        $  7,500
            2002                                                          12,500
            2003                                                          17,500
            2004                                                          78,305

            --------------------------------------------------------------------
                                                                        $115,805
            ====================================================================

      (b) Senior notes payable outstanding in 1998 and through to July 30, 1999 bore interest based on the prime rate or LIBOR. The weighted average interest rate was 7.64% in 1999.

      (c) Subordinated notes outstanding in 1998 and through July 30, 1999 were held by affiliates of certain shareholders of HTM Holdings, Inc. The weighted average interest rate was 11.5% in 1999.

      (d)   Lines of credit:

            For the period up to July 30, 1999, the Company had a line of credit for borrowings up to a maximum of $15,000. The weighted average interest rate on the line of credit was 7.35% in 1999.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

9.    Long-term debt and capital leases (continued):

      (e)   Capital lease obligations:

            Minimum lease payments for capital leases consist of the following at December 31, 2000:

            ====================================================================

            2001                                                         $ 1,143
            2002                                                             619
            2003                                                             551
            2004                                                             152
            2005                                                              46
            --------------------------------------------------------------------

            Total minimum lease payments                                   2,511

            Less amount representing interest of 8% to 11%                   274
            --------------------------------------------------------------------
                                                                           2,237

            Less current portion                                             995

            --------------------------------------------------------------------
                                                                         $ 1,242
            ====================================================================

            The Company is required to maintain $250 in a certificate of deposit in connection with certain capital lease obligations.

      (f)   Interest expense:

            ====================================================================
                                                 1998         1999          2000
            --------------------------------------------------------------------

            Short-term obligations            $   584      $   702       $    --
            Long-term debt                      1,105        6,061        13,765
            Obligations under capital leases      341          303            72

            --------------------------------------------------------------------
                                              $ 2,030      $ 7,066       $13,837
            ====================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

10.   Income taxes:

      The components of income taxes are:

      =========================================================================
                                           1998            1999            2000
      -------------------------------------------------------------------------

      Current:
         Federal                        $    15         $    --         $ 3,448
         Foreign                             --             442           4,506
      -------------------------------------------------------------------------
                                             15             442           7,954

      Deferred:
         Federal                           (198)           (267)           (582)
         State                              (10)            (47)            (68)
         Foreign                             --             (21)             43
      -------------------------------------------------------------------------
                                           (208)           (335)           (607)

      -------------------------------------------------------------------------
                                        $  (193)        $   107         $ 7,347
      =========================================================================


      The overall effective income tax rate (expressed as a percentage of financial statement earnings (loss) before income taxes) varied from the U.S. statutory income tax rate as follows:

      =========================================================================
                                                    1998       1999        2000
      -------------------------------------------------------------------------

      Federal tax rate                              34.0%      34.0%       34.3%
      State income tax, net of federal tax benefit   3.0        6.0         4.0
      Income of international subsidiaries taxed
       at different rates                             --        4.9         4.2
      Change in valuation allowance                   --       (6.3)        1.5
      Non-deductible goodwill amortization            --      (50.1)        6.8
      Other                                           --       (2.6)        3.0

      -------------------------------------------------------------------------
      Effective income tax rate                     37.0%     (14.1)%      53.8%
      =========================================================================

      A tax benefit of $1,640 (1999 - $811) has been allocated to the extraordinary loss.

      A tax benefit of $2,694 relating to share issue costs has been recorded in capital stock and additional paid-in capital.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

10.   Income taxes (continued):

      Worldwide earnings (loss) before income taxes consisted of the following:

      ==========================================================================
                                          1998             1999             2000
      --------------------------------------------------------------------------

      U.S                             $   (521)        $ (1,269)        $  5,651
      Non-U.S                               --              512            8,012

      --------------------------------------------------------------------------
                                      $   (521)        $   (757)        $ 13,663
      ==========================================================================

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets are comprised of the following at December 31:

      =========================================================================
                                                              1999         2000
      -------------------------------------------------------------------------

      Deferred tax assets:
         Net operating loss carryforwards                  $ 1,275      $ 1,485
         Reserves, allowances and accruals                   1,429        3,682
         ----------------------------------------------------------------------
                                                             2,704        5,167
         Valuation allowance                                  (554)        (764)
         ----------------------------------------------------------------------
                                                             2,150        4,403

      Deferred tax liabilities:
         Capital and other assets                           (2,733)      (2,221)

      -------------------------------------------------------------------------
      Net deferred tax assets (liabilities)                $  (583)     $ 2,182
      =========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

10.   Income taxes (continued):

      At December 31, 2000, the Company had total net operating loss carryforwards of approximately $9,300, which begin to expire in 2013. Losses of $1,400 in one of the subsidiaries may only be used against taxable income generated by that subsidiary. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the appropriate subsidiaries during those periods when the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards of a specific subsidiary is appropriate.

      The valuation allowance in 1999 is higher than 1998 by $554 due to the acquisition of certain loss carryforwards in the business combination between HTM Holdings, Inc. and SMTC Corporation. The valuation allowance in 2000 is $210 higher than 1999 due to losses generated in one of the Company's subsidiaries in 2000.

11.   Capital stock:

      (a)   Authorized:

            To July 30, 1999:

            The authorized share capital of HTM Holdings, Inc. consisted of:

            (i)   10,000,000 common shares, $0.01 par value per share;

            (ii) 100,000 Series A preferred shares, convertible, $0.001 par value per share, mandatorily redeemable for $11.48 per share;

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            (iii) 100,000 Series B preferred shares - $0.001 par value per share, mandatorily redeemable for $11.48 per share; and

            (iv) 250,000 Series C preferred shares, convertible, $0.001 par value per share, mandatorily redeemable for $11.25 per share.

            As a result of the business combination, described in note 2(a)(i), HTM Holdings, Inc. became a wholly owned subsidiary of SMTC Corporation on July 30, 1999. The authorized share capital of SMTC Corporation at December 31, 1999 consists of:

            (i) 11,720,000 Class A-1 voting common shares, par value $0.001 per share:

                  Holders are entitled to one vote per share and to share in dividends pro rata subject to any preferential rights of the Class L shares.

            (ii) 1,100,000 Class A-2 voting common shares, par value $0.001 per share:

                  Holders are entitled to one vote per share and to share in dividends pro rata subject to any preferential rights of the Class L shares.

            (iii) 300,000 Class L voting common shares, par value $0.001 per share:

                  The number of votes per share is determined by a prescribed formula and the holders are entitled to receive all dividends declared on common stock until there has been paid a specified amount based on an internal rate of return of 12% compounded quarterly and a recovery of the initial amount of $162 per Class L share, after which point, they are entitled to receive dividends pro rata.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            (iv) 125,000 Class N voting common shares, par value $0.001 per share:

                  The number of votes per share are determined by a prescribed formula and the holders are not entitled to receive dividends. The holders of the Class N shares hold the exchangeable shares described in note 11(c).

                  Each share of Class L and Class A-2 stock shall convert automatically, under certain conditions, into Class A-1 shares based on a prescribed formula for Class L shares and on a one-for-one basis for Class A-2 shares.

            As a result of the share reclassification and the initial public offering, the authorized share capital of SMTC Corporation at December 31, 2000 consists of:

            (i)   60,000,000 shares of common stock, par value $0.01 per share:

                  Holders are entitled to one vote per share and to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

            (ii) 5,000,000 shares of preferred stock, par value $0.01 per share:

                  The Company may from time to time issue preferred stock in one or more series and fix the terms of that series at the time it is created.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

      (b)   Issued and outstanding:

            HTM Holdings, Inc. to July 30, 1999:

            ===================================================================
                                                        Common        Preferred
            Number of shares                            shares           shares
            -------------------------------------------------------------------

            Balance, December 31, 1997               4,361,621          450,000
            Shares issued                            1,800,424               --
            Shares repurchased                      (4,215,641)        (450,000)

            -------------------------------------------------------------------
            Balance, December 31, 1998,
             being balance, July 30, 1999            1,946,404               --
            ===================================================================

            The 4,215,641 common shares repurchased were held in treasury stock.

            ===================================================================
                                                             Common   Preferred
            Amount                                           shares      shares
            -------------------------------------------------------------------

            Balance, December 31, 1997                          $ 4         $ 1
            Shares issued                                         2          --
            Shares repurchased                                   --          (1)

            -------------------------------------------------------------------
            Balance, December 31, 1998, being
             balance, July 30, 1999                             $ 6         $--
            ===================================================================

            In connection with the recapitalization, the Company contributed substantially all of its assets and liabilities to a newly formed subsidiary in exchange for 100% of the subsidiary's stock and changed its name from Hi-Tech Manufacturing, Inc. The subsidiary borrowed $13,000 in senior debt and $12,000 in subordinated debt and entered into a $15,000 revolving line of credit agreement. The stock of the subsidiary was pledged as collateral for the senior debt and line of credit. The subsidiary loaned approximately $21,000 to the Company.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            SMTC Corporation from July 30, 1999 to December 31, 2000:

            As a result of the application of reverse acquisition accounting to the business combination with HTM Holdings, Inc., the number of outstanding shares of the continuing consolidated entity consists of the number of outstanding shares of SMTC Corporation outstanding at July 30, 1999.

            =======================================================================================================================
                                                                                                                            Special
                                              Class A         Class L        Class N    Exchangeable          Common         voting
            Number of shares                   shares          shares         shares          shares           stock          stock
            -----------------------------------------------------------------------------------------------------------------------
            Balance, July 29, 1999          1,020,671              --         86,707              --              --             --
            Issued to existing
             shareholders (i)                      --              --         26,701         113,408              --             --
            Share transactions
             related to the reverse
             acquisition (ii)               1,393,971         154,168             --              --              --             --
            Options exercised (iii)            33,140              --             --              --              --             --
            -----------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 1999      2,447,782         154,168        113,408         113,408              --             --

            Share reorganization (i)       (2,447,782)       (154,168)      (113,408)      1,356,037      11,871,517              1
            Warrants exercised (ii)                --              --             --              --         477,049             --
            Shares issued on
             completion of initial
             public offering (iii)                 --              --             --       4,375,000       8,275,000             --
            Acquisition of Pensar
             Corporation (iv)                      --              --             --              --       1,188,682             --
            Options exercised (v)                  --              --             --              --          20,053             --
            Acquisition of Qualtron
             Teoranta (vi)                         --              --             --         547,114              --             --
            Conversion of shares
             from exchangeable
             to common stock (vii)                 --              --             --         (20,600)         20,600             --

            -----------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 2000             --              --             --       6,370,959      21,852,901              1
            =======================================================================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            ======================================================================================================================
                                                                                                                           Special
                                              Class A         Class L        Class N   Exchangeable          Common         voting
            Amount                             shares          shares         shares         shares           stock          stock
            ----------------------------------------------------------------------------------------------------------------------
            Ascribed value at the
             date of the reverse
             takeover (ii)                   $      3        $     --       $     --       $     --        $     --       $     --
            Options exercised (iii)                --              --             --             --              --             --
            ----------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 1999              3              --             --             --              --             --
            Share reorganization (i)               (3)             --             --             --             119             --
            Warrants exercised (ii)                --              --             --             --               4             --
            Shares issued on
             completion of initial
             public offering (iii)                 --              --             --         64,893              83             --
            Shares issued on
             acquisition of Pensar
             Corporation (iv)                      --              --             --             --              12             --
            Options exercised (v)                  --              --             --             --              --             --
            Shares issued on
             acquisition of
             Qualtron Teoranta (vi)                --              --             --         12,545              --             --
            Conversion of shares
             from exchangeable
             to common stock (vii)                 --              --             --           (229)             --             --

            ----------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 2000       $     --        $     --       $     --       $ 77,209        $    218       $     --
            ======================================================================================================================

            The difference between the par value of the capital stock and the accounting value ascribed at the date of the reverse takeover has been credited to additional paid-in capital.

            Capital transactions from July 30, 1999 to December 31, 1999:

            (i) In connection with the business combination on July 30, 1999, SMTC Corporation issued 26,701 Class N shares to its existing shareholders for nominal cash consideration. The existing shareholders also received the exchangeable shares described in (c) below.

            (ii) On July 30, 1999, SMTC Corporation issued 1,393,971 Class A-1 shares and 154,168 Class L shares to the shareholders of HTM Holdings, Inc. in exchange for $16,739 cash consideration and 100% of the outstanding shares of HTM Holdings, Inc. The ascribed value of the shares issued is equal to the $20,410 fair value of SMTC Corporation at the time of the transaction.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            (iii) On July 30, 1999, 33,140 Class A-1 restricted shares were granted upon the exercise of options for consideration of $60 in promissory notes receivable. The notes are secured by the shares granted and bear interest at 5.7%. The notes have been recorded as a reduction of shareholders' equity. The restrictions vest over the original vesting period of the underlying 1998 HTM Plan options. At December 31, 1999, 24,855 of the issued Class A shares are subject to restrictions.

            Capital transactions from January 1, 2000 to December 31, 2000:

            (i) Concurrent with the effectiveness of the initial public offering (see (iii) below), the Company completed a share capital reorganization as follows:

                  (a) Each outstanding Class Y share of SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, was purchased in exchange for shares of Class L common stock.

                  (b) Each outstanding share of Class L common stock was converted into one share of Class A common stock plus an additional number of shares of Class A common stock.

                  (c) Each outstanding share of Class A common stock was converted into 3.6745 shares of common stock.

                  (d) All outstanding shares of Class N common stock were redeemed and one share of special voting stock was issued and is held by a trustee for the benefit of the holders of the exchangeable shares.

                  (e) Each SMTC Canada Class L exchangeable share was converted into exchangeable shares of the same class as those being offered in the offering in the same ratio as shares of Class L common stock which were converted to shares of common stock.

            (ii) On July 27, 2000, the Company issued 477,049 shares of common stock on the exercise of 41,667 warrants.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            (iii) On July 27, 2000, the Company completed an initial public offering of its common stock in the United States and exchangeable shares of its subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of $16.00 per share and 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share (described in (c) below). The total net proceeds to the Company from the offering of approximately $157,400 were used to reduce its indebtedness under the senior credit facility, repay the subordinated stockholders' notes issued in May 2000, repay the demand notes issued in July 2000 and finance the cash portion of the purchase price of the Pensar Corporation acquisition. On August 18, 2000, the underwriters exercised their over-allotment option with respect to 1,650,000 shares of common stock at a price of $16.00 per share. The net proceeds to the Company from the sales of those shares of $24,600 were used to reduce indebtedness under the senior credit facility.

            (iv) On July 27, 2000, simultaneously with the closing of the initial public offering, the Company issued 1,188,682 shares of common stock at a price of $16.00 per share to finance the share portion of the purchase price of the Pensar Corporation acquisition.

            (v) Pursuant to employee share purchase and option plans, the Company issued 20,053 shares from treasury for cash of $160.

            (vi) On November 22, 2000, the Company issued 547,114 exchangeable shares at a price of $22.93 per share to finance the share portion of the Qualtron Teoranta acquisition.

            (vii) During the year, 20,600 exchangeable shares were exchanged for common stock.

      (c)   Exchangeable shares:

            On July 30, 1999, SMTC Manufacturing Corporation of Canada, a 100% owned subsidiary of the Company, issued two classes of non-voting shares which can be exchanged into 113,408 Class L common shares of the Company on a one-for-one basis. The holders of the exchangeable shares are entitled to receive dividends equivalent to the dividends declared on Class L shares. The holders of exchangeable shares exercise, through the special voting stock, essentially the same voting rights in respect of the Company as they would if they had exchanged their shares into shares of the Company's common stock.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            On July 27, 2000, pursuant to the initial public offering, the exchangeable shares convertible into 113,408 Class L common shares, were converted to 1,469,445 exchangeable shares. The shares are exchangeable into shares of the Company's common stock on a one-for-one basis.

            On July 27, 2000, pursuant to the initial public offering, SMTC Manufacturing Corporation of Canada issued an additional 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share.

            On November 22, 2000, 547,114 exchangeable shares were issued to finance the share portion of the purchase price of the Qualtron Teoranta acquisition.

      (d)   Warrants:

            ===================================================================
                                                                         Common
                                            Class A       Class L         stock
            Number                         warrants      warrants      warrants
            -------------------------------------------------------------------

            Balance, December 31, 1999      103,895        12,088            --
            Warrants issued (i)                  --            --        41,667
            Warrants conversion (ii)       (103,895)      (12,088)      578,441
            Warrants exercised (iii)             --            --       (41,667)

            -------------------------------------------------------------------
            Balance, December 31, 2000           --            --       578,441
            ===================================================================

            1999 transactions:

            In connection with the business combination between SMTC Corporation and HTM Holdings, Inc., each existing warrant holder of HTM Holdings, Inc. was granted equivalent warrants in SMTC Corporation and the previous HTM Holdings, Inc. warrants were cancelled.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            2000 transactions:

            (i) On May 18, 2000, the Company issued 41,667 warrants for $2,500 cash consideration in connection with the issue of $5,000 in subordinated notes (note 9). The value of the warrants in excess of proceeds received, $1,098, was recorded as a deferred financing cost and was written off upon early repayment of the subordinated notes as an extraordinary loss (note 17).

            (ii) On July 27, 2000, pursuant to the initial public offering, the Class A and Class L warrants were converted into common stock warrants.

            (iii) On July 27, 2000, the Company issued 477,049 shares of common stock on the exercise of warrants.

            The Class A warrants and Class L warrants had an exercise price of $1.82 and $147.57, respectively. The common stock warrants have a weighted average exercise price of $3.41. The warrants have a term of 10 years and are exercisable from the date of grant. Each common stock warrant is convertible into one common share.

      (e)   Stock options:

            1993 HTM Holdings Equity Plan:

            In connection with the leveraged recapitalization in 1998, the stock option plan adopted by HTM Holdings, Inc. in 1993 (the "1993 Plan") was cancelled. HTM Holdings, Inc. permitted its employees to exercise all outstanding options prior to the cancellation of the 1993 Plan by executing notes payable for the exercise price. The shares issued to the exercising employees were reacquired in connection with the leveraged recapitalization and both the shares issued and the notes payable were retired, resulting in a $2,108 non-recurring charge.

            The weighted average grant date fair value of options granted during 1998 was $3.46 per share.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            1998 HTM Plan:

            In June 1998, HTM Holdings, Inc. adopted a new stock option plan (the "1998 Plan") pursuant to which incentive stock options and non-qualified stock options to purchase shares of common stock may be issued. The Board of Directors authorized 122,685 shares to be issued under the 1998 Plan. Incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options generally vest over four years and expire 10 years from their respective dates of grant.

            1998 SMTC Plan:

            In July 1999, the Company replaced the 1998 Plan with an equivalent stock option plan. Each HTM option holder was granted equivalent options in SMTC Corporation's stock. The Board of Directors authorized 165,000 Class A and 4,000 Class L options to be issued under the plan. The Class A options vest immediately and are exercisable for Class A restricted shares. The restrictions expire on the same basis as the Class L vesting periods. The Class L options vest over a four-year period and expire after 10 years from the original grant date of the 1998 Plan options.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            2000 Equity Incentive Plan:

            In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan"), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board but not to exceed 1% of the total number of shares outstanding per year. Options generally vest over a four-year period and expire ten years from their respective date of grant.

            Stock option transactions were as follows:

            ================================================================================
                                                  1993 Plan                  1998 Plan
            --------------------------------------------------------------------------------
                                                         Weighted                   Weighted
                                                          average                    average
                                                         exercise                   exercise
                                             Shares         price       Shares         price
            --------------------------------------------------------------------------------
            Balance, December 31, 1997    1,250,492    $     3.48           --    $       --
            Granted                          33,212          3.10      115,603          5.14
            Forfeited                       (26,000)         3.67           --            --
            Exercised                    (1,257,704)         3.46           --            --
            --------------------------------------------------------------------------------

            Balance, December 31, 1998           --            --      115,603          5.14
            Exchanged and
             issued at
             combination date                    --            --     (115,603)        (5.14)
            Issued                               --            --           --            --
            Exercised                            --            --           --            --

            --------------------------------------------------------------------------------
            Balance, December 31, 1999           --    $       --           --    $       --
            ================================================================================

            =============================================================================
                                                           1998 SMTC Plan
            -----------------------------------------------------------------------------
                                                      Weighted                   Weighted
                                                       average                    average
                                         Class A      exercise       Class L     exercise
                                          shares         price        shares        price
            -----------------------------------------------------------------------------
            Balance, December 31, 1997        --    $       --            --   $       --
            Granted                           --            --            --           --
            Forfeited                         --            --            --           --
            Exercised                         --            --            --           --
            -----------------------------------------------------------------------------

            Balance, December 31, 1998        --            --            --           --
            Exchanged and
             issued at
             combination date             33,140          1.82         3,856       147.57
            Issued                       116,860         19.68            --           --
            Exercised                    (33,140)        (1.82)           --           --

            -----------------------------------------------------------------------------
            Balance, December 31, 1999   116,860    $    19.68         3,856   $   147.57
            =============================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            ========================================================================================================================
                                                                                                                      2000 Equity
                                                                   1998 SMTC Plan                                   Incentive Plan
            ------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                Weighted               Weighted                Weighted
                                                      average                 average                average                 average
                                          Class A    exercise    Class L     exercise     Common    exercise      Common    exercise
                                           shares       price     shares        price      stock       price       stock       price
            ------------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 1999    116,860   $   19.68      3,856    $  147.57         --   $      --          --   $      --
            Converted pursuant to
             initial public offering     (116,860)      19.68     (3,856)      147.57    486,448        5.78          --          --
            Issued                             --          --         --           --         --          --   1,397,000       19.05
            Exercised                          --          --         --           --    (20,053)       5.78          --          --

            ------------------------------------------------------------------------------------------------------------------------
            Balance, December 31, 2000         --   $      --         --    $      --    466,395   $    5.78   1,397,000   $   19.05
            ========================================================================================================================

            The following options were outstanding as at December 31, 2000:

            ===============================================================================
                                           Weighted                  Weighted
                                            average                   average     Remaining
                            Outstanding    exercise   Exercisable    exercise   contractual
            Option plan         options       price       options       price          life
            -------------------------------------------------------------------------------
            1998 SMTC Plan      466,395   $    5.78       135,393   $    5.78             3
            2000 Equity
             Incentive Plan   1,397,000       19.05            --       19.05             4
            ===============================================================================

            The Company accounts for its employee stock plans using the intrinsic value method under APB No. 25. Compensation expense related to these plans has been recognized in the Company's financial statements as follows:

            ====================================================================
                                                1998          1999          2000
            --------------------------------------------------------------------

            Compensation expense              $2,108         $  --         $  --
            ====================================================================

            The weighted average grant date fair value of options granted for the year ended December 31, 2000 was $19.05 (1999 - $17.13; 1998 -
            $0.95).

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

11.   Capital stock (continued):

            The following table sets out the pro forma amounts of net earnings
            (loss) before extraordinary loss and net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

            ==========================================================================
                                                            1998       1999       2000
            --------------------------------------------------------------------------
            Earnings (loss) before extraordinary loss:
               As reported                               $  (328)   $  (864)   $ 6,316
               Pro forma                                     975     (1,122)     4,934

            ==========================================================================

            Basic earnings (loss) per share before
              extraordinary loss:
               As reported                               $ (0.44)   $ (1.89)   $  0.24
               Pro forma                                    0.16      (2.04)      0.13

            ==========================================================================

            For purposes of computing pro forma net earnings prior to January 1, 2000, the fair value of each option grant is estimated on the date of grant using the minimum value method under which no volatility is assumed. For the year ended December 31, 2000, the Black-Scholes option pricing model was used. Assumptions used to calculate the fair value were:

            ====================================================================
                                                         1998     1999     2000
            --------------------------------------------------------------------

            Risk-free interest rate                       5.5%     6.0%     5.2%
            Dividend yield                                 --       --       --
            Expected life                                   4    3 - 4        4
            Volatility                                    N/A      N/A     79.0%
            ====================================================================

12.   Financial instruments:

      (a)   Interest rate swaps:

            On September 30, 1999, the Company entered into two interest rate swap transactions with a Canadian chartered bank for hedging purposes. The swaps expire on September 22, 2001 and involve the exchange of 90-day floating LIBOR rates for a two-year fixed interest rate of 6.16% before credit spread of 2.00% to 3.00% per annum on a notional amount of $65,000.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

12.   Financial instruments (continued):

      (b)   Forward exchange contracts:

            One of the Company's subsidiaries has entered into forward foreign currency contracts with a foreign bank to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $6,250 at December 31, 2000 with an average contract rate of $1.38 compared to a closing dollar exchange rate of $1.19. These contracts mature at various dates through July 31, 2001.

      (c)   Fair values:

            The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

            (i) The carrying amounts of cash and short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

            (ii) The fair value of long-term debt, including the current portion, is based on rates currently available to the Company for debt with similar terms and maturities.

            (iii) The fair values of interest rate swap contracts and forward exchange contracts are estimated by obtaining quotes from a financial institution.

                  The carrying amounts and fair values of the Company's financial instruments, where there are differences at December 31, 2000 and 1999, are as follows:

                  ======================================================================
                                                   1999                      2000
                  ----------------------------------------------------------------------
                                         Carrying         Fair     Carrying         Fair
                  Asset (liability)        amount        value       amount        value
                  ----------------------------------------------------------------------
                  Long-term debt        $(130,942)   $(130,942)   $(115,805)   $(115,805)
                  Interest rate swaps          --          478           --          (85)
                  Forward exchange
                   contracts                   --           --         (855)        (855)
                  ======================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

13.   Related party transactions:

      The Company entered into related party transactions with certain shareholders as follows:

      ==========================================================================
                                                        1998      1999      2000
      --------------------------------------------------------------------------

      Management fees expensed under
       formal management agreements                   $  136    $  717    $   74
      Share issue costs incurred                         650        --     1,800
      Financing and acquisition related
       fees paid                                          --     1,741       674
      Lease costs expensed for the
       Colorado facility                                 535       535        --
      ==========================================================================

14.   Supplemental cash flow information:

      ==========================================================================
                                                  1998         1999         2000
      --------------------------------------------------------------------------

      Interest paid                            $ 1,627      $ 6,767      $13,064
      Income taxes paid                             15        1,460        1,983
      ==========================================================================

      Non-cash financing and investing activities:

      ==========================================================================
                                                        1998      1999      2000
      --------------------------------------------------------------------------

      Acquisition of equipment under
       capital leases                                $ 2,673   $    --   $   541
      Acquisition of SMTC Corporation for
       capital stock                                      --    20,410        --
      Acquisition of Pensar Corporation for
       capital stock                                      --        --    19,019
      Acquisition of Qualtron Teoranta for
       exchangeable shares                                --        --    12,545
      Deferred lease costs arising from
       trade in of equipment                              --     1,460        --
      Issuance of capital stock for notes
       receivable under option plan                       --        60        --
      Value of warrants issued in excess
       of proceeds received                               --        --     1,098
      Tax benefit of share issues costs                   --        --     2,694
      ==========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

15.   Commitments:

      (a) The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

            ====================================================================

            2001                                                         $19,152
            2002                                                          17,529
            2003                                                          13,755
            2004                                                           8,814
            2005                                                           1,312
            Thereafter                                                     1,638

            --------------------------------------------------------------------
                                                                         $62,200
            ====================================================================

            Operating lease expense was $12,864 for the year ended December 31, 2000 (1999 - $4,585; 1998 - $1,414).

      (b) Pursuant to an agreement in connection with the share reorganization, as described in note 11(b), the Company agreed to lend, on an interest free basis, approximately $2,000 to a certain shareholder to fund any tax liability incurred as a result of the reorganization. The loan will be secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholder, and will be repayable at such time and to the extent that the shareholder receives after-tax proceeds in respect of such shares.

      (c) Pursuant to an agreement in connection with the acquisition of Pensar Corporation, as described in note 3, the Company requested that the former shareholders of Pensar Corporation file an election, allowing the Company to deduct for income tax purposes the goodwill related to the acquisition. In conjunction with this agreement, the Company agreed to lend, on an interest-free basis, approximately $4,500 to the former shareholders of Pensar Corporation to fund any tax liability incurred as a result of the election. The loans will be secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholders, and will be repayable at such time and to the extent that the shareholders receive after-tax proceeds in respect of such shares.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

16.   Contingencies:

      General:

      In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

17.   Extraordinary loss:

      (a)   1999:

            As a result of the early payment of the senior notes payable and subordinated notes that occurred concurrent with the business combination between SMTC Corporation and HTM Holdings, Inc., the Company incurred charges of $2,090 ($1,279 after tax) in 1999 related to early payment penalties, the write-off of unamortized deferred financing fees and the write-off of the unamortized debt discount.

      (b)   2000:

            Approximately $143,700 of the proceeds of the initial public offering were used to reduce the Company's indebtedness under its credit facility. As a result, the Company incurred charges of $4,318 ($2,678 after tax) in 2000 related to early payment penalties, the write-off of a portion of the unamortized deferred financing fees and the write-off of the value of the warrants issued in May 2000 in excess of the proceeds received in connection with the subordinated notes.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

18.   Segmented information:

      The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eleven facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

      =================================================================================================================
                                                                 1999                                              2000
      -----------------------------------------------------------------------------------------------------------------
                              Total     Intersegment     Net external           Total     Intersegment     Net external
                            revenue          revenue          revenue         revenue          revenue          revenue
      -----------------------------------------------------------------------------------------------------------------
      United States       $ 223,006        $  (1,419)       $ 221,587       $ 633,959        $  (9,403)       $ 624,556
      Canada                 21,675           (2,676)          18,999          79,923           (5,165)          74,758
      Europe                  9,507           (1,995)           7,512          21,037           (2,997)          18,040
      Mexico                  9,864               --            9,864          79,612          (14,203)          65,409

      -----------------------------------------------------------------------------------------------------------------
                          $ 264,052        $  (6,090)       $ 257,962       $ 814,531        $ (31,768)       $ 782,763
      =================================================================================================================

      =========================================================================
                                                         1999              2000
      -------------------------------------------------------------------------

      EBITA:
         United States                               $  6,917          $ 24,813
         Canada                                         2,107            10,638
         Europe                                          (222)           (1,053)
         Mexico                                          (503)             (669)
         ----------------------------------------------------------------------
                                                        8,299            33,729

      Interest                                          7,066            13,837
      Amortization                                      1,990             6,229

      -------------------------------------------------------------------------
      Earnings (loss) before
       income taxes                                  $   (757)         $ 13,663
      =========================================================================

      Capital expenditures:
         United States                               $  2,713          $ 16,456
         Canada                                           840             3,141
         Europe                                            30               724
         Mexico                                           547             5,896

      -------------------------------------------------------------------------
                                                     $  4,130          $ 26,217
      =========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

18.   Segmented information (continued):

      Prior to 1999, the Company operated in one geographic segment - the United States.

      This segmented information incorporates the operations of SMTC Corporation as discussed in note 2(a). SMTC Corporation has operated facilities in Canada, the United States and Europe for 15 years, 5 years and 3 years, respectively.

      The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

      ==========================================================================
                                              1998           1999           2000
      --------------------------------------------------------------------------

      Geographic revenue:
         United States                    $ 84,668       $225,772       $694,290
         Canada                                 --          8,983         18,844
         Europe                              5,019         19,965         53,588
         Asia                                   --          3,242         16,041

      --------------------------------------------------------------------------
                                          $ 89,687       $257,962       $782,763
      ==========================================================================

      ==========================================================================
                                                             1999           2000
      --------------------------------------------------------------------------

      Long-lived assets:
         United States                                   $ 40,304       $ 79,136
         Canada                                            25,585         24,540
         Europe                                               735         20,410
         Mexico                                             9,179         14,627

      --------------------------------------------------------------------------
                                                         $ 75,803       $138,713
      ==========================================================================

      In 1998, all of the Company's long-lived assets were located in the United States.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

19.   Significant customers and concentration of credit risk:

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Sales of the Company's products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company considers concentrations of credit risk in establishing the reserves for bad debts and believes the recorded reserves are adequate.

      During 1998, one customer individually comprised 43% of total revenue generated in the U.S. At December 31, 1998, this customer represented 48% of the Company's accounts receivable.

      During 1999, three customers individually comprised 29%, 10% and 10% of total revenue across all geographic segments. At December 31, 1999, these customers represented 33%, 6% and 3%, respectively, of the Company's accounts receivable.

      During 2000, two customers individually comprised 16% and 10% of total revenue across all geographic segments. At December 31, 2000, these customers represented 10% and 10%, respectively, of the Company's accounts receivable.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

20.   Earnings per share:

      The following table sets forth the computation of basic net earnings
      (loss) per share before extraordinary loss:

      ===============================================================================================
                                                         1998                1999                2000
      -----------------------------------------------------------------------------------------------
      Numerator:
         Earnings (loss) before
          extraordinary loss                     $       (328)       $       (864)       $      6,316
         Preferred share dividends                       (609)                 --                  --
         Class L preferred entitlement                     --              (2,185)             (3,164)

      -----------------------------------------------------------------------------------------------
      Earnings (loss) before extraordinary
       loss available to common
       shareholders                              $       (937)       $     (3,049)       $      3,152
      ===============================================================================================

      Denominator:
         Weighted average shares - basic            2,147,130           1,617,356          13,212,076
         Effect of dilutive securities:
            Employee stock options                         --                  --             155,744
            Warrants                                       --                  --             368,796

      -----------------------------------------------------------------------------------------------
      Weighted average shares - diluted             2,147,130           1,617,356          13,736,616
      ===============================================================================================

      Net earnings (loss) per share
       before extraordinary loss:
         Basic                                   $      (0.44)       $      (1.89)       $       0.24
         Diluted                                        (0.44)              (1.89)               0.23
      ===============================================================================================

      For purposes of calculating the basic number of weighted average shares outstanding, the Class A restricted shares have been excluded. Under reverse takeover accounting, the number of shares outstanding prior to July 30, 1999 is deemed to be the number of shares of SMTC Corporation issued to the shareholders of HTM Holdings, Inc., appropriately adjusted to take into account the effect of any change in the number of HTM Holdings, Inc. shares outstanding in that period.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

20.   Earnings per share (continued):

      During fiscal 1999 and fiscal 1998, the exercise prices of the options and warrants were less than the average fair value price and were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive. In addition, in fiscal 1999, the calculation did not include the Class A shares issuable upon conversion of the Class L shares and exchangeable shares as the effect would have been anti-dilutive. During fiscal 2000, the calculation did not include 1,097,000 options as the effect would have been anti-dilutive.

21.   Comparative figures:

      Certain of the 1999 and 1998 figures presented for comparative purposes have been reclassified to conform with the current year's presentation.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

22.   United States and Canadian accounting policy differences:

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in the United States ("U.S."). The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below:

      The following table reconciles net earnings (loss) as reported in the accompanying consolidated statements of operations to net earnings (loss) that would have been reported under Canadian GAAP:

      ==========================================================================
                                                    1998        1999        2000
      --------------------------------------------------------------------------

      Net earnings (loss) in accordance with
       U.S. GAAP                                 $  (328)    $(2,143)    $ 3,638
      Amortization (a)                                --          --          20

      --------------------------------------------------------------------------
      Net earnings (loss) in accordance with
       Canadian GAAP                             $  (328)    $(2,143)    $ 3,658
      ==========================================================================

      Net earnings (loss) for the year under Canadian GAAP is comprised of the following:

      ==========================================================================
                                                      1998       1999       2000
      --------------------------------------------------------------------------

      Operating income                             $ 1,509    $ 6,309    $27,520
      Interest                                       2,030      7,066     13,837
      Debt extinguishment costs (b)                     --      2,090      4,318
      --------------------------------------------------------------------------

      Earnings (loss) before income taxes             (521)    (2,847)     9,365

      Income taxes (recovery)                         (193)      (704)     5,707

      --------------------------------------------------------------------------
      Net earnings (loss)                          $  (328)   $(2,143)   $ 3,658
      ==========================================================================

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Notes to Consolidated Financial Statements (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 1998, 1999 and 2000

================================================================================

22.   United States and Canadian accounting policy differences (continued):

      =========================================================================
                                                   1998        1999        2000
      -------------------------------------------------------------------------

      Shareholders' equity (deficiency), in
       accordance with U.S. GAAP              $ (10,468)  $   7,799   $ 228,486
      Shares issued to acquire Qualtron
       Teoranta (a)                                  --          --      (2,445)
      Amortization of goodwill (a)                   --          --          20

      -------------------------------------------------------------------------
      Shareholders' equity (deficiency) in
       accordance with Canadian GAAP          $ (10,468)  $   7,799   $ 226,061
      =========================================================================

      (a)   Acquisitions:

            Under U.S. GAAP, shares issued as consideration in a business combination are valued using the share price at the announcement date of the acquisition. Under Canadian GAAP the shares are valued on the consummation date. As a result, under Canadian GAAP, the total purchase price for Qualtron Teoranta would be $24,455, resulting in goodwill of $15,630. Under the U.S. GAAP, the purchase price was $26,900, resulting in goodwill of $18,075.

      (b)   Extraordinary loss:

            Under U.S. GAAP, the charges incurred as a result of the early payment of the senior notes payable and subordinated notes described in note 17 are recorded as an extraordinary loss. Under Canadian GAAP, the charges would have been included in earnings (loss) before income taxes and the related tax benefit recorded in income tax expense.

      (c)   Earnings per share:

            In fiscal 2000, the Company adopted the new accounting standard approved by The Canadian Institute of Chartered Accountants dealing with the computation of earnings per share.