Form 10-Q
period 2001-04-01
SMTC CORP
filed 2001-05-15
CIK 1108320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001
                                      OR

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

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

As of April 1, 2001, SMTC Corporation had 22,318,820 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of April 1, 2001, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 6,370,959 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                               SMTC Corporation
                                   Form 10-Q

                               Table Of Contents

                                                                                               Page No.
                                                                                               --------
PART I        Financial Information                                                                 3

Item 1.       Financial Statements                                                                  3

              Consolidated Balance Sheets as of April 1, 2001
              and December 31, 2000                                                                 3

              Consolidated Statements of Earnings (Loss) for the three months ended
              April 1, 2001 and April 2, 2000                                                       4

              Consolidated Statements of Changes in Shareholders' Equity for the
              three months ended April 1, 2001                                                      5

              Consolidated Statements of Cash Flows for the three months ended
              April 1, 2001 and April 2, 2000                                                       6

              Notes to Consolidated Financial Statements                                            8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                        14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                           30

PART II       Other Information                                                                    32

Item 1.       Legal Proceedings                                                                    32

Item 2.       Changes in Securities and Use of Proceeds                                            32

Item 3.       Defaults upon Senior Securities                                                      32

Item 4.       Submission of Matters to a Vote of Security Holders                                  32

Item 5.       Other Information                                                                    32

Item 6.       Exhibits and Reports on Form 8-K                                                     32

Signatures                                                                                         33

SMTC CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

(Unaudited)

                        PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

=========================================================================================================
                                                                          April 1,         December 31,
                                                                           2001               2000
 Assets

Current assets:
   Cash and short-term investments                                       $  1,700          $  2,698
   Accounts receivable                                                    174,671           194,749
   Inventories (note 2)                                                   158,091           191,821
   Prepaid expenses                                                         5,687             5,233
   Deferred income taxes                                                    1,123             1,044
---------------------------------------------------------------------------------------------------------
                                                                          341,272           395,545

Capital assets                                                             59,717            58,564
Goodwill                                                                   78,038            80,149
Other assets                                                                9,618             9,859
Deferred income taxes                                                      12,859             3,359
---------------------------------------------------------------------------------------------------------
  Liabilities and Shareholders' Equity                                   $501,504          $547,476
=========================================================================================================

Current liabilities:
   Accounts payable                                                      $103,272          $141,574
   Accrued liabilities                                                     50,158            51,695
   Income taxes payable                                                     2,011             5,458
   Current portion of long-term debt                                        8,750             7,500
   Current portion of capital lease obligations                               198               995
---------------------------------------------------------------------------------------------------------
                                                                          164,389           207,222

Capital lease obligations                                                     556             1,242
Long-term debt                                                            125,537           108,305
Deferred income taxes                                                       2,221             2,221

Shareholders' equity:
   Capital stock                                                           77,431            77,427
   Warrants                                                                     -               367
   Loans receivable                                                           (13)              (27)
   Additional paid-in-capital                                             152,072           151,396
   Deficit                                                                (20,689)             (677)
---------------------------------------------------------------------------------------------------------
                                                                          208,801           228,486

---------------------------------------------------------------------------------------------------------
                                                                         $501,504          $547,476
=========================================================================================================

  See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Earnings (Loss)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

=========================================================================================
                                                              Three months ended
                                                         ----------------------------
                                                           April 1,        April 2,
                                                            2001             2000
-----------------------------------------------------------------------------------------
Revenue                                                  $  200,915       $  124,333

Cost of sales (including restructuring charge
  of $6,900; 2000 - $nil) (note 6)                          199,401          113,127
-----------------------------------------------------------------------------------------
Gross profit                                                  1,514           11,206

Selling, general and
 administrative expenses                                      9,795            7,679

Amortization                                                  2,352            1,272

Restructuring charge (note 6)                                15,754                -

-----------------------------------------------------------------------------------------

Operating income (loss)                                     (26,387)           2,255

Interest                                                      2,892            3,789

-----------------------------------------------------------------------------------------
Loss before income taxes                                    (29,279)          (1,534)

Income tax recovery                                          (9,267)             (91)

-----------------------------------------------------------------------------------------

Net loss                                                $   (20,012)      $   (1,443)

=========================================================================================

Loss per share:
   Basic                                                $     (0.71)      $    (1.16)
   Diluted                                              $     (0.71)      $    (1.16)

=========================================================================================

Weighted average number of common
 shares used in the calculations of
 loss per share:
   Basic                                                 28,362,053        2,414,642
   Diluted                                               28,362,053        2,414,642

=========================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Three months ended April 1, 2001
(Unaudited)

==============================================================================================================================
                                                                     Additional
                                             Capital                   paid-in      Loans                    Shareholders'
                                              stock      Warrants      capital    receivable     Deficit         equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   $77,427      $ 367      $151,396     $    (27)     $   (677)       $228,486

Warrants exercised                                 4       (367)          363            -           -                 -

Options exercised                                  -          -           313            -           -               313

Repayment of loans receivable                      -          -             -           14           -                14

Loss for the period                                -          -             -            -       (20,012)        (20,012)

------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2001                       $77,431      $   -      $152,072     $    (13)     $(20,689)       $208,801
==============================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)


---------------------------------------------------------------------------------------------
                                                                        Three months ended
                                                                     ------------------------
                                                                      April 1,       April 2,
                                                                          2001           2000
---------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net loss                                                          $ (20,012)     $  (1,443)
   Items not involving cash:
       Amortization                                                      2,352          1,272
       Depreciation                                                      2,896          2,475
       Deferred income tax provision (benefit)                          (9,579)           225
       Loss on disposition of capital assets                                 -            (44)
       Impairment of assets                                              5,023              -
   Change in non-cash operating working capital:
       Accounts receivable                                              20,078         (9,054)
       Inventories                                                      33,730        (24,714)
       Prepaid expenses                                                 (1,196)        (1,694)
       Accounts payable, accrued liabilities and
         income taxes payable                                          (44,565)         7,394
   ------------------------------------------------------------------------------------------
                                                                       (11,273)       (25,583)

Financing:
   Increase in long-term debt                                           18,482         31,475
   Principal payments on capital leases                                   (204)          (418)
   Proceeds on issuance of common stock                                    313              -
   Repayment of loans receivable                                            14              -
   ------------------------------------------------------------------------------------------
                                                                        18,605         31,057

Investments:
   Purchase of capital assets                                           (8,330)        (2,490)
   Proceeds from sale of capital assets                                      -             44
   ------------------------------------------------------------------------------------------
                                                                        (8,330)        (2,446)
---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (998)         3,028

Cash and cash equivalents, beginning period                              2,698          2,083
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $   1,700      $   5,111
=============================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
(FORMERLY HTM HOLDINGS, INC.)

Consolidated Statements of Cash Flows (continued)
(Expressed in thousands of U.S. dollars)

(Unaudited)


--------------------------------------------------------------------------------
                                                            Three months ended
                                                           ---------------------
                                                            April 1,    April 2,
                                                                2001        2000
Supplemental disclosures:
   Cash paid during the period:
      Income taxes                                         $   3,601   $     837
      Interest                                                 2,826       3,919
   Non-cash investing and financing activities:
      Acquisition of equipment under
        capital lease                                              -         293
--------------------------------------------------------------------------------

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000
(Unaudited)

--------------------------------------------------------------------------------

1.   Basis of presentation:

     The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

     The accompanying unaudited consolidated balance sheets as at April 1, 2001 and December 31, 2000, and the related unaudited consolidated statements of earnings (loss) for the three month period ended April 1, 2001 and April 2, 2000, the unaudited consolidated statement of changes in shareholders' equity for the three month period ended April 1, 2001; and the unaudited consolidated statements of cash flows for the three month period ended April 1, 2001 and April 2, 2000 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended April 1, 2001 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2000.

2.   Inventories:

     ---------------------------------------------------------------------
                                                  April 1,    December 31,
                                                      2001            2000
     ---------------------------------------------------------------------
     Raw materials                               $  94,905       $ 107,767
     Work in process                                36,211          56,521
     Finished goods                                 25,544          25,493
     Other                                           1,431           2,040
     ---------------------------------------------------------------------
                                                 $ 158,091       $ 191,821
     =====================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000
(Unaudited)

--------------------------------------------------------------------------------

3.   Loss per share:

     The following table sets forth the calculation of basic and diluted loss per common share


     -------------------------------------------------------------------------
                                                         Three months ended
                                                      ------------------------
                                                         April 1,     April 2,
                                                             2001         2000
     -------------------------------------------------------------------------
     Numerator:
        Net loss                                      $   (20,012)  $   (1,443)
        Less Class L preferred
          entitlement                                           -       (1,366)
     -------------------------------------------------------------------------
     Loss available to
       common shareholders                            $   (20,012)  $   (2,809)
     -------------------------------------------------------------------------

     Denominator:
        Weighted-average shares - basic                28,362,053    2,414,642
        Effect of dilutive securities:
             Employee stock options                             -            -
             Warrants                                           -            -

     -------------------------------------------------------------------------
        Weighted-average shares - diluted              28,362,053    2,414,642
     -------------------------------------------------------------------------

     Loss per share:
        Basic                                         $     (0.71)  $    (1.16)
        Diluted                                       $     (0.71)  $    (1.16)
     -------------------------------------------------------------------------

     For the three month period ended April 1, 2001 and April 2, 2000 options and warrants to purchase common stock were outstanding during those periods but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

4.   Income taxes:

     The Company's effective tax rate differs from the statutory rate primarily due to non-deductible goodwill amortization and operating losses in certain jurisdictions.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000
(Unaudited)

--------------------------------------------------------------------------------


5.   Segmented information:

     The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has ten facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

------------------------------------------------------------------------------------------------------
                    Three months ended April 1, 2001              Three months ended April 2, 2000
                  -------------------------------------       ----------------------------------------
                                                    Net                                            Net
                     Total    Intersegment     external          Total     Intersegment       external
                   revenue         revenue      revenue        revenue          revenue        revenue
------------------------------------------------------------------------------------------------------
United States     $158,475        $ (7,416)    $151,059       $106,796          $  (674)      $106,122
Canada              26,941            (887)      26,054         13,038             (985)        12,053
Europe               7,797               -        7,797          4,727           (1,476)         3,251
Mexico              24,469          (8,464)      16,005          2,921              (14)         2,907
------------------------------------------------------------------------------------------------------
                  $217,682        $(16,767)    $200,915       $127,482          $(3,149)      $124,333
======================================================================================================

EBITA (before restructuring charges):
    United States                              $  1,432                                       $  3,576
    Canada                                          580                                            728
    Europe                                         (201)                                          (494)
    Mexico                                       (3,192)                                          (284)
    --------------------------------------------------------------------------------------------------
                                                 (1,381)                                         3,527

    Interest                                      2,892                                          3,789
    Amortization                                  2,352                                          1,272
------------------------------------------------------------------------------------------------------
Earnings before income taxes
  and restructuring charges                    $ (6,625)                                      $ (1,534)
======================================================================================================

Capital expenditures:
    United States                              $  4,629                                       $  1,264
    Canada                                          756                                            665
    Europe                                           23                                            178
    Mexico                                        2,922                                            676
------------------------------------------------------------------------------------------------------
                                               $  8,330                                       $  2,783
======================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000
(Unaudited)

--------------------------------------------------------------------------------
5.   Segmented Information (Continued):

     The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

     ===========================================================================
                                                        Three months ended
                                                     ------------------------
                                                     April 1,        April 2,
                                                         2001            2000
     ---------------------------------------------------------------------------
     Geographic revenue:
        United States                                $172,115        $110,881
        Canada                                         14,046           3,304
        Europe                                         12,060           7,795
        Asia                                            2,668           2,353
        Mexico                                             26               -
     ---------------------------------------------------------------------------
                                                     $200,915        $124,333
     ===========================================================================

     ===========================================================================
                                                     April 1,    December 31,
                                                         2001            2000
     ---------------------------------------------------------------------------
     Long-lived assets:
        United States                                $ 76,510        $ 79,136
        Canada                                         24,159          25,540
        Europe                                         19,757          20,410
        Mexico                                         17,329          14,627
     ---------------------------------------------------------------------------
                                                     $137,755        $138,713
     ===========================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000

--------------------------------------------------------------------------------

6.   Restructuring charge:

     During the quarter, in response to the slowing technology end market, the Company announced that, along with its work force reduction initiatives, it would close its assembly facility in Denver, Colorado. As a result, the Company recorded a restructuring charge of $22.7 million pre-tax during the quarter. The following table details the components of the restructuring charge, and the related amount included in accrued liabilities:

     -----------------------------------------------------------------------------------------------
                                                          Restructuring                   Amounts
                                                                 Charge               included in
                                                                              accrued liabilities
     -----------------------------------------------------------------------------------------------
     Inventory write-down                                 $     6,900                $         -
     Lease and other contractual obligations                    5,178                      5,127
     Severance                                                  2,526                      1,678
     Asset impairment                                           5,023                          -
     Other facility exit costs                                  3,027                      2,827
     -----------------------------------------------------------------------------------------------
                                                          $    22,654                $     9,632
     -----------------------------------------------------------------------------------------------

     The closure of the assembly facility in Denver involves the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver include all 429 employees. The severance costs also include 847 plant and operational employees at our Mexico facility and 45 plant and operational employees at our Cork, Ireland facility. Of the total severance costs, $848 was paid out during the quarter.

     The asset impairment reflects the write-down of certain long lived assets primarily at the Denver location that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

     Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver location.

     The major components of the restructuring are estimated to be complete by early fiscal year 2002.

7.   Implementation of Recently Issued Accounting Standards:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 for the first quarter of 2001. As

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 1, 2001 and April 2, 2000
(Unaudited)

--------------------------------------------------------------------------------

     a result of implementing SFAS No. 133, the Company has recorded the interest rate swaps in the balance sheet at fair value and recorded a $0.5 million charge to earnings representing the change in fair value of the swaps for the period. The fair value of the interest rate swaps at the date of implementation of SFAS No. 133 was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

Consolidated Statement of Operations Data (excluding $22.7 million pre-tax restructuring charges):
(in millions, except per share amounts)

                                                                                         Three Months Ended
                                                                                 ---------------------------------
                                                                                  April 1, 2001     April 2, 2000
Revenue                                                                                $ 200.9          $ 124.3
Cost of sales                                                                            192.5            113.2
                                                                                 ---------------------------------
Gross profit                                                                               8.4             11.1
Selling, general and administrative expenses                                               9.8              7.7
Amortization                                                                               2.3              1.2
                                                                                 ---------------------------------
Operating income (loss)                                                                   (3.7)             2.2
Interest                                                                                   2.9              3.7
                                                                                 ---------------------------------
Loss before income taxes                                                                  (6.6)            (1.5)
Income tax recovery                                                                       (2.0)            (0.1)
                                                                                 ---------------------------------
Net loss                                                                               $  (4.6)        $   (1.4)
                                                                                 =================================
Net loss per common share:
    Basic                                                                              $ (0.16)        $  (1.16)
    Diluted                                                                            $ (0.16)        $  (1.16)
                                                                                 =================================
Weighted average number of shares outstanding:
    Basic                                                                               28,362            2,415
    Diluted                                                                             28,362            2,415
                                                                                 =================================

Consolidated Statement of Operations Data (including $22.7 million pre-tax restructuring charges):
(in millions, except per share amounts)
                                                                                         Three Months Ended
                                                                                 ---------------------------------
                                                                                  April 1, 2001     April 2, 2000
                                                                                 ---------------------------------
Revenue                                                                                $ 200.9          $ 124.3
Cost of sales                                                                            199.4            113.2
                                                                                 ---------------------------------
Gross profit                                                                               1.5             11.1
Selling, general and administrative expenses                                               9.8              7.7
Amortization                                                                               2.3              1.2
Restructuring charges                                                                     15.8                -
                                                                                 ---------------------------------
Operating income (loss)                                                                  (26.4)             2.2
Interest                                                                                   2.9              3.7
                                                                                 ---------------------------------
Loss before income taxes                                                                 (29.3)            (1.5)
Income tax recovery                                                                       (9.3)            (0.1)
                                                                                 ---------------------------------
Net loss                                                                               $ (20.0)         $  (1.4)
                                                                                 =================================
Net loss per common share:
    Basic                                                                              $ (0.71)         $ (1.16)
    Diluted                                                                            $ (0.71)         $ (1.16)
                                                                                 =================================
Weighted average number of shares outstanding:
    Basic                                                                               28,362            2,415
    Diluted                                                                             28,362            2,415
                                                                                 =================================

Other Financial Data - Consolidated Adjusted Net Earnings (Loss):
(in millions, except per share amounts)

                                                            Three Months Ended
                                                    ---------------------------------
                                                     April 1, 2001     April 2, 2000
                                                    ---------------------------------
Net loss                                                 $ (20.0)          $  (1.4)
Adjustments:
    Amortization of goodwill                                 2.1               1.0
    Restructuring  charges                                  22.7                 -
    Income tax effect                                       (7.7)             (0.2)
                                                    ----------------------------------
Adjusted net loss                                        $  (2.9)          $  (0.6)
                                                    ----------------------------------
Adjusted net loss per common share:
     Basic                                               $ (0.10)          $ (0.81)
     Diluted                                             $ (0.10)          $ (0.81)
                                                    ---------------------------------
Weighted average number of shares outstanding:
     Basic                                                28,362             2,415
     Diluted                                              28,362             2,415
                                                    =================================

As a result of the combination of Surface Mount and HTM and a number of subsequent acquisitions, we use consolidated adjusted net earnings (loss) as a measure of our operating performance. Consolidated adjusted net earnings (loss) is consolidated net earnings (loss) adjusted for acquisition related charges such as the amortization of goodwill, restructuring charges and the related income tax effect of these adjustments. Consolidated adjusted net earnings
(loss) is not a measure of performance under United States GAAP or Canadian GAAP. Consolidated adjusted net earnings (loss) should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Consolidated Balance Sheet Data:
(in millions)

                                                  As at             As at
                                                 April 1,         December 31,
                                                   2001              2000
                                             ----------------- -----------------
Cash and short-term investments                   $  1.7            $  2.7
Working capital                                    176.9             188.3
Total assets                                       501.5             547.5
Total debt, including current maturities           135.0             118.0
Shareholders' equity                               208.8             228.5

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

SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM's assets and liabilities are included in our consolidated financial statements at their historical cost. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998.

Our revenue has grown from approximately $59.0 million in 1997 to pro forma revenue of $842.6 million in 2000 through both internal growth and strategic acquisitions. The July 1999 combination of Surface Mount and HTM provided us with increased customer relationships. Collectively, since 1995 we have completed the following seven acquisitions:

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

     . Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities;

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

Due to the continued economic downturn in the technology sectors, we expect that we will be unable in the near term to maintain the historic growth we have achieved to date. We expect lower sales volumes driven by push outs and cancellations of orders and the general slow down of many of our technology OEM customers.

During the first quarter of 2001, in response to the slowing technology end market, we announced that we would close our Denver, Colorado facility, leaving in place a sales and marketing presence to service the Rocky Mountain region. Production at the Denver facility, one of the last remaining sites not recently refurbished, will be migrated to SMTC facilities closer to customer locations, and to our recently retrofitted and expanded lower cost, Chihuahua facility. In connection with the closure of the Denver facility, and other cost realignment initiatives, we recorded a restructuring charge of $22.7 million pre-tax during the quarter, consisting primarily of an inventory write-down, an asset impairment charge, lease and other contractual charges and employee severance and other facility exit costs. The major components of the restructuring are expected to be complete by early fiscal year 2002.

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

We used approximately $143.7 million of the proceeds from our initial public offering to reduce indebtedness under our credit facility. On July 27, 2000, we entered into an amended and restated credit facility with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As at April 1, 2001, we had borrowed $134.3 million under this facility. We intend to continue to borrow under our credit facility to finance working capital growth and any cash portion of future acquisitions.

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

We service our customers through a total of ten facilities located in the United States, Canada, Europe and Mexico. In the first quarter of 2001, approximately 75.0% of our revenue was generated from operations in the United States, approximately 13.0% from Canada, approximately 4.0% from Europe and approximately 8.0% from Mexico. Our facility in Chihuahua was acquired in July 1999 from Zenith Electronics Corporation. We expect to continue to increase revenue from this facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.


Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

SMTC Corporation

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the periods indicated:

Excluding $22.7 million pre-tax restructuring charges


                                                    Three months Ended
                                              ------------------------------
                                               April 1, 2001  April 2, 2000
                                              ------------------------------
Revenue                                             100.0%           100.0%
Cost of sales                                        95.8             91.1
                                              ------------------------------
Gross profit                                          4.2              8.9
Selling, general and administrative
    expenses                                          4.9              6.2
Amortization                                          1.1              0.9
Operating income (loss)                              (1.8)             1.8
Interest                                              1.4              3.0
                                              ------------------------------
Loss before income taxes                             (3.2)            (1.2)
Income tax recovery                                  (0.9)            (0.1)
Net loss                                             (2.3)            (1.1)
                                              ------------------------------


Including $22.7 million pre-tax restructuring charges

                                                   Three months Ended
                                         -------------------------------------
                                           April 1, 2001        April 2, 2000
                                         -------------------------------------
Revenue                                           100.0%               100.0%
Cost of sales                                      99.3                 91.1
                                         -------------------------------------
Gross profit                                        0.7                  8.9
Selling, general and administrative
    expenses                                        4.9                  6.2
Amortization                                        1.1                  0.9
Restructuring charges                               7.9                    -
                                         -------------------------------------
Operating income (loss)                           (13.2)                 1.8
Interest                                            1.4                  3.0
                                         -------------------------------------
Loss before income taxes                          (14.6)                (1.2)
Income tax recovery                                (4.6)                (0.1)
                                         -------------------------------------
Net loss                                          (10.0)                (1.1)
                                         =====================================



Quarter ended April 1, 2001 compared to the quarter ended April 2, 2000

Revenue

Revenue increased $76.6 million, or 61.6%, from $124.3 million in the first quarter of 2000 to $200.9 million in the first quarter of 2001. The increase in revenue is due to the acquisitions of Pensar and Qualtron, the transition of our Chihuahua facility from consignment to turnkey and organic growth. Pensar and Qualtron contributed $25.8 million and $8.2 million, respectively, to the increase in revenue. Revenue at our Chihuahua facility increased $21.6 million from $2.9 million in the first quarter of 2000 to $24.5 million in the first quarter of 2001. Organic revenue from both existing and new customers grew $21.0 million or 17.3% during the first quarter of 2001. We recorded approximately $11.5 million of sales of raw materials inventory to customers, which carry no margin, during the first quarter of 2001, compared to $4.2 million in the first quarter of 2000.

Revenue from IBM of $30.5 million, Dell of $22.4 million and Alcatel of $20.1 million for the first quarter of 2001 was 15.2%, 11.1%, and 10.0% respectively, of total revenue. In the first quarter of 2000, revenue from Dell of $32.6 million represented 26.2% of total revenue. The 2000 revenue from Dell consisted of approximately $12.4 million of revenue derived from personal computer based products and $20.2 million of revenue derived from networking based products, whereas the 2001 revenue from Dell consisted entirely of revenue derived from networking based products. IBM did not exceed 10% of revenue and Alcatel was not a customer of ours during the first quarter of 2000. No other customers represented more than 10% of revenue.

In the first quarter of 2001, 75.2% of our revenue was generated from operations in the United States, 12.9% from Canada, 8.0% from Mexico and 3.9% from Europe. In the first quarter of 2000, 85.4% of our revenue was generated from operations in the United States, 9.7% from Canada, 2.6% from Europe and 2.3% from Mexico.

Gross Profit

Gross profit, excluding a $6.9 million restructuring charge related to a write-down of inventory related to the closure of our Denver facility, decreased $2.7 million from $11.1 million in the first quarter of 2000 to $8.4 million in the first quarter of 2001. Our gross profit margin, excluding the restructuring charge, decreased from 8.9% in the first quarter of 2000 to 4.2% in the first quarter of 2001.

The decline in the gross profit was due to an under absorption of the fixed production overheads. The gross margin decreased due to lower utilization of fixed costs and a change in revenue mix to include a higher proportion of raw materials sales and turnkey sales rather than consignment sales. The lower utilization of fixed costs accounted for 2.5% of the decline in gross margin and the change in revenue mix accounted for 2.2% of the decline in gross margin.

Gross profit including $6.9 million of the total restructuring charge was $1.5 million at a gross margin of 0.7%.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $2.1 million from $7.7 million in the first quarter of 2000 to $9.8 million in the first quarter of 2001. As a percentage of revenue, selling, general and administrative expenses decreased from 6.2% in 2000 to 4.9% in 2001. The increase from 2000 is due to the acquisitions of Pensar and Qualtron.

Amortization

Amortization of intangible assets of $2.3 million in the first quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets in the first quarter of 2001 also included the amortization of $0.1 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.1 million of deferred equipment lease costs.

Amortization of $1.2 million in the first quarter of 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.1 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Restructuring Charge

In response to the economic slowdown, we announced during the first quarter of 2001 that along with other cost realignment initiatives, we will close our assembly facility located in Denver, Colorado. As such a restructuring charge of $22.7 million pre-tax was recorded, consisting of an inventory write-down of $6.9 million, lease and other contractual obligations of $5.2 million, severance costs of $2.5 million, asset impairment charges of $5.0 million and other facility exit charges of $3.1 million. Of the total restructuring charge, $19.1 million relates to the closure of our Denver facility. The closure of the assembly facility in Denver involves the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver include all 429 employees. The severance costs also include 847 plant and operational employees at our Mexico facility and 45 plant and operational employees at our Cork, Ireland facility. Of the total severance costs, $848 was paid out during the quarter. The asset impairment reflects the write-down of certain long lived assets primarily at the Denver location that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values. Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver location.

The non-cash component of the write-down is $11.9 million. We recorded an income tax recovery of $7.3 million related to the restructuring charge at an effective rate of 32.2%.

The major components of the restructuring are estimated to be complete by early fiscal year 2002.

Interest Expense

Interest expense decreased $0.8 million from $3.7 million in the first quarter of 2000 to $2.9 million in the first quarter of 2001. The weighted average interest rates with respect to the debt for the first quarter of 2000 and the first quarter of 2001 were 10% and 8.7%, respectively. Interest expense included a charge of $0.5 million related to the change in the fair value of interest rate swaps, offset by $0.6 million of interest capitalized on construction in progress.

Income Tax Expense

In the first quarter of 2001 an income tax recovery of $9.3 million was recorded on a pre-tax loss of $29.3 million resulting in an effective tax recovery rate of 31.7%, as we were not able to claim a recovery on losses of $1.2 million incurred by our Irish subsidiary or deduct $1.0 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

In the first quarter of 2000, an income tax recovery of $0.1 million was recorded on a pre-tax loss of $1.5 resulting in an effective income tax recovery rate of 6.7% as we were not able to claim a recovery on losses of $0.5 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill expense related to the combination of Surface Mount and HTM.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and from borrowings under our senior credit facility and our access to the capital markets. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate that these will continue to be our principal uses of cash in the future.

Net cash used for operating activities for the three month period ended April 2, 2000 was $25.6 million compared to net cash used for operating activities of $11.3 million for the three month period ended April 1, 2001. The continued focus on improving our accounts receivable and inventory levels during the quarter led to the reduced use of working capital.

Net cash provided by financing activities for the three month period ended April 2, 2000 was $31.1 million due to the net increase of borrowings of $31.5 million which was offset by capital lease payments of $0.4 million. Net cash provided by financing activities for the three month period ended April 1, 2001 was $18.6 million due to an increase in long-term debt of $18.5 million, the proceeds from issuance of capital stock on the exercise of options of $0.3 million, which was offset by payment of capital leases of $0.2 million. As at April 1, 2001, we had borrowed $134.3 million under our credit facility. We intend to continue to borrow under our credit facility to finance working capital growth and any cash portion of future acquisitions.

Net cash used in investing activities for the three months ended April 2, 2000 was $2.5 million due to the net purchase of capital assets. Net cash used in investing activities for the three months ended April 1, 2001 was $8.3 million due to net purchase of capital assets. We expect our capital expenditures for the balance of the year to be approximately $7.0 million to $8.0 million.

Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth, although no assurance can be given in this regard. If we experience strong growth or pursue acquisitions, we will likely require additional capital. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have implemented SFAS No. 133 for the first quarter of 2001. As a result of implementing SFAS 133, we have recorded the interest rate swaps in our balance sheet at fair value and recorded a charge to earnings representing the change in fair value of the swaps for the period.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this report on Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs;
(3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) credit agreement covenant violations; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our largest customer in the first quarter of 2001 was IBM, which represented approximately 15.2% of our total revenue for such period. Our next five largest customers collectively represented an additional 28.3% of our total revenue in the first quarter of 2001. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Since 1995, we have completed eight acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects. We have a limited history of owning and operating our acquired businesses on a consolidated basis. There can be no assurance that we will be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. Our rapid growth has placed and will continue to place a significant strain on management, on our financial resources, and on our information, operating and financial systems. If we are unable to manage this growth effectively, it may have a material adverse effect on our business, financial condition and results of operations.

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

At April 1, 2001 we had $134.3 million of indebtedness under our senior credit facility. We plan to incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes. This debt could have adverse consequences for our business, including:

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

     . We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

     . We may fail to comply with the covenants under which we borrowed our indebtedness, which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended April 1, 2001 was 8.6%. We reduce our exposure to interest rate risks through swap agreements. We have entered into swap agreements to hedge $65.0 million of our outstanding debt. Under the terms of our current swap agreement expiring on September 22, 2001, the maximum annual rate we would pay on approximately $65.0 million of our debt is 8.7%, as of April 1, 2001. The remainder of our debt of $69.3 million bore interest at 7.6% on April 1, 2001 based on the Eurodollar base rate. If the Eurodollar base rate increased by 10% to 8.1%, our interest expense on the unhedged portion of our debt would increase by approximately $0.4 million and the fair value of our interest rate swap would increase by approximately $0.4 million for the balance of 2001.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made. As a result of our Qualtron acquisition, we have assumed forward exchange contracts to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $ 5.05 million at April 1, 2001 and was valued at the closing dollar exchange rate of $1.11 for financial statement purposes. These contracts mature at various dates through July 31, 2001. If the U.S. dollar strengthened by 10% against the Irish punt, we would experience an exchange loss of approximately $0.6 million in 2001.

                           PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is currently not a party to any material legal actions or proceedings.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:    None.
          -----------------


     (b)  Reports on Form 8-K: A current report on Form 8-K was filed on
          --------------------
February 5, 2001 as an amendment to a Form 8-K filed on December 7, 2000, which reported SMTC's November 22, 2000 acquisition of Qualtron Teoranta under Item 2. The February 5, 2001 Form 8-K amended the December 7, 2000 Form 8-K by providing the financial statements and pro forma financial information of Qualtron Teoranta under Item 7.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Markham, province of Ontario, on the 15/th/ day of May, 2001.


                                SMTC CORPORATION

                                       By: /s/ Paul Walker
                                           ---------------

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

      Signature                 Title                             Date
      ---------                 -----                             ----

      /s/ Richard Smith         Chief Financial Officer           May 15, 2001
      ----------------
      Richard Smith