Form 10-Q
period 2001-07-01
SMTC CORP
filed 2001-08-15
CIK 1108320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the quarterly period ended July 1, 2001
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

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

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|.

As of July 1, 2001, SMTC Corporation had 22,318,820 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of July 1, 2001, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 6,370,959 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                                SMTC Corporation
                                    Form 10-Q

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I      Financial Information                                          3

Item 1.     Financial Statements                                           3

            Consolidated Balance Sheets as of July 1, 2001
            and December 31, 2000                                          3

            Consolidated Statements of Earnings (Loss) for the three
            months ended and the six months ended July 1, 2001 and
            July 2, 2000                                                   4

            Consolidated Statement of Changes in Shareholders' Equity
            for the six months ended July 1, 2001                          5

            Consolidated Statements of Cash Flows for the three months
            ended and the six months ended July 1, 2001 and July 2, 2000   6

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     36

PART II     Other Information                                              38

Item 4.     Submission of Matters to a Vote of Security Holders            38

Item 5.     Other Information                                              38

Item 6.     Exhibits and Reports on Form 8-K                               38

Signatures                                                                 39

SMTC CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)


                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

==========================================================================================
                                                      July 1,  December 31,
                                                         2001          2000
------------------------------------------------------------------------------------------
                                                  (unaudited)
Assets

Current assets:
    Cash and short-term investments                 $   1,556     $   2,698
    Accounts receivable                               111,606       194,749
    Inventories (note 2)                              126,397       191,821
    Prepaid expenses                                    6,427         5,233
    Deferred income taxes                               1,062         1,044
------------------------------------------------------------------------------------------
                                                      247,048       395,545

Capital assets                                         62,687        58,564
Goodwill                                               75,927        80,149
Other assets                                           11,487         9,859
Deferred income taxes                                  18,246         3,359
------------------------------------------------------------------------------------------
                                                    $ 415,395     $ 547,476
==========================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                $  71,652     $ 141,574
    Accrued liabilities                                39,454        51,695
    Income taxes payable                                4,611         5,458
    Current portion of long-term debt                  10,000         7,500
    Current portion of capital lease obligations          198           995
------------------------------------------------------------------------------------------
                                                      125,915       207,222

Long-term debt (note 3)                                91,825       108,305
Capital lease obligations                                 507         1,242
Deferred income taxes                                   2,221         2,221

Shareholders' equity:
    Capital stock                                      77,431        77,427
    Warrants                                               --           367
    Loans receivable                                      (13)          (27)
    Additional paid-in-capital                        152,072       151,396
    Deficit                                           (34,563)         (677)
------------------------------------------------------------------------------------------
                                                      194,927       228,486
------------------------------------------------------------------------------------------
                                                    $ 415,395     $ 547,476
==========================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Earnings (Loss)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

========================================================================================================
                                           Three months ended           Six months ended
                                         ---------------------      ---------------------
                                          July 1,      July 2,       July 1,      July 2,
                                             2001         2000          2001         2000
--------------------------------------------------------------------------------------------------------
Revenue                               $   151,875   $  167,136   $   352,790   $ 291,469

Cost of sales (including restructuring
  charges of $9,044 for the three
  months ended July 1, 2001 and
  $15,944 for the six months ended
  July 1, 2001, 2000 - nil) (note 8)      156,019      153,391       355,420      266,518
--------------------------------------------------------------------------------------------------------

Gross profit (loss)                        (4,144)      13,745        (2,630)      24,951

Selling, general and
  administrative expenses                   8,251        7,265        18,046       14,944

Amortization                                2,353        1,230         4,705        2,502

Restructuring charge (note 8)                  --           --        15,754           --

--------------------------------------------------------------------------------------------------------

Operating income (loss)                   (14,748)       5,250       (41,135)       7,505

Interest                                    2,561        4,115         5,453        7,904

--------------------------------------------------------------------------------------------------------
Earnings (loss) before inncome taxes      (17,309)       1,135       (46,588)        (399)

Income tax expense (recovery)              (3,435)       1,016       (12,702)         925

--------------------------------------------------------------------------------------------------------

Net earnings (loss)                   $   (13,874)  $      119   $   (33,886)  $   (1,324)

========================================================================================================

Loss per share:
    Basic                             $     (0.48)  $    (0.53)  $     (1.19)  $    (1.69)
    Diluted                           $     (0.48)  $    (0.53)  $     (1.19)  $    (1.69)

========================================================================================================

Weighted average number of common
  shares used in the calculations
  of loss per share:
    Basic                              28,689,779    2,422,927    28,525,916    2,422,927
    Diluted                            28,689,779    2,422,927    28,525,916    2,422,927

========================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Six months ended July 1, 2001
(Unaudited)

========================================================================================================
                                                    Additional
                                Capital                paid-in       Loans               Shareholders'
                                  stock  Warrants      capital  receivable     Deficit          equity
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $ 77,427   $   367    $ 151,396      $  (27)  $    (677)      $ 228,486

Warrants exercised                    4      (367)         363          --          --              --

Options exercised                    --        --          313          --          --             313

Repayment of loans receivable        --        --           --          14          --              14

Loss for the period                  --        --           --          --     (33,886)        (33,886)

--------------------------------------------------------------------------------------------------------
Balance, July 1, 2001          $ 77,431   $    --    $ 152,072      $  (13)  $ (34,563)      $ 194,927
========================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)

====================================================================================================
                                                     Three months ended      Six  months ended
                                                    --------------------    --------------------
                                                     July 1,     July 2,     July 1,     July 2,
                                                        2001        2000        2001        2000
----------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
    Net earnings (loss)                             $(13,874)   $    119    $(33,886)   $ (1,324)
    Items not involving cash:
      Amortization                                     2,353       1,230       4,705       2,502
      Depreciation                                     2,900       2,365       5,796       4,840
      Deferred income tax provision (benefit)         (5,326)        253     (14,905)        478
      Loss on disposition of capital assets               --          --          --         (44)
      Impairment of assets                                --          --       5,023          --
    Change in non-cash operating working capital:
      Accounts receivable                             63,065     (39,889)     83,143     (48,943)
      Inventories                                     31,694     (36,673)     65,424     (61,387)
      Prepaid expenses                                  (740)        224      (1,936)     (1,470)
      Accounts payable, accrued liabilities and
        income taxes payable                         (36,599)     67,201     (81,164)     74,595
----------------------------------------------------------------------------------------------------
                                                      43,473      (5,170)     32,200     (30,753)

Financing:
    Increase in long-term debt                            --          --          --      30,554
    Decrease in long-term debt                       (32,462)       (921)    (13,980)         --
    Principal payments on capital leases                 (49)       (303)       (253)       (721)
    Proceeds from warrants                                --       2,500          --       2,500
    Issuance of subordinated notes                        --       5,200          --       5,200
    Loans to shareholders (note 7)                    (5,236)         --      (5,236)         --
    Proceeds from issuance of common stock                --          --         313          --
    Repayment of loans receivable                         --          --          14          --
----------------------------------------------------------------------------------------------------
                                                     (37,747)      6,476     (19,142)     37,533

Investments:
    Purchase of capital assets                        (5,870)     (4,664)    (14,200)     (7,154)
    Proceeds from sale of capital assets                  --          --          --          44
----------------------------------------------------------------------------------------------------
                                                      (5,870)     (4,664)    (14,200)     (7,110)
----------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                   (144)     (3,358)     (1,142)       (330)

Cash and cash equivalents, beginning of period         1,700       5,111       2,698       2,083

====================================================================================================
Cash and cash equivalents, end of period            $  1,556    $  1,753    $  1,556    $  1,753
====================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars)

(Unaudited)

=============================================================================================
                                                 Three months ended    Six months ended
                                                 ------------------    ----------------
                                                  July 1,  July 2,     July 1,  July 2,
                                                     2001     2000        2001     2000
---------------------------------------------------------------------------------------------
Supplemental disclosures:
    Cash paid during the period:
      Income taxes                                 $   --   $6,765      $3,502   $1,602
      Interest                                      2,418    3,976       5,244    7,895
    Non-cash investing and financing activities:

      Cash released from escrow                     3,125       --       3,125       --
      Acquisition of equipment under
        capital lease                                  --      248          --      541
      Value of warrants issued in excess of
        proceeds received                              --    1,098          --    1,098

=============================================================================================

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

1.    Basis of presentation:

      The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

      The accompanying unaudited consolidated balance sheet as at July 1, 2001, the unaudited consolidated statements of earnings (loss) for the three and six month periods ended July 1, 2001 and July 2, 2000, the unaudited consolidated statement of changes in shareholders' equity for the six month period ended July 1, 2001, and the unaudited consolidated statements of cash flows for the three and six month periods ended July 1, 2001 and July 2, 2000 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended July 1, 2001 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2000.

2.    Inventories:

      ==========================================================================
                                                      July 1,  December 31,
                                                         2001          2000
      --------------------------------------------------------------------------

      Raw materials                                  $ 88,021      $107,767
      Work in process                                  22,233        56,521
      Finished goods                                   14,556        25,493
      Other                                             1,587         2,040

      --------------------------------------------------------------------------
                                                     $126,397      $191,821
      ==========================================================================

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

3.    Long-term debt:

      The Company's credit agreement contains certain financial covenants. The Company complied with all required covenants as at July 1, 2001 and accordingly the related debt is classified as long-term. However, it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization) during the third quarter to satisfy the requirements of the credit agreement. If the Company fails to meet the covenants, the lenders will have the right to demand repayment of the debt or to modify the existing credit agreement. The Company has notified the lenders of the possible future violation and is in the process of discussing the circumstances under which the lenders would be willing to waive or modify the financial covenants included in the credit agreement.

4.    Loss per share:

      The following table sets forth the calculation of basic and diluted loss per common share:

========================================================================================
                                 Three months ended               Six months ended
                            ----------------------------    ----------------------------
                                 July 1,         July 2,         July 1,         July 2,
                                    2001            2000            2001            2000
----------------------------------------------------------------------------------------
Numerator:
  Net earnings (loss)       $    (13,874)   $        119    $    (33,886)   $     (1,324)
  Less Class L preferred
    entitlement                       --          (1,408)             --          (2,774)

----------------------------------------------------------------------------------------
Loss available to
  common shareholders       $    (13,874)   $     (1,289)   $    (33,886)   $     (4,098)
========================================================================================

Denominator:
  Weighted-average shares
    Basic                     28,689,779       2,422,927      28,525,916       2,422,927
    Diluted                   28,689,779       2,422,927      28,525,916       2,422,927
========================================================================================

Loss per share:
  Basic                     $      (0.48)   $      (0.53)   $      (1.19)   $      (1.69)
  Diluted                   $      (0.48)   $      (0.53)   $      (1.19)   $      (1.69)
========================================================================================

      For the three and six month periods ended July 1, 2001 and July 2, 2000 options and warrants to purchase common stock were outstanding during those periods but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

5.    Income taxes:

      The Company's effective tax rate differs from the statutory rate primarily due to non-deductible goodwill amortization and operating losses not tax effected in certain jurisdictions.

6.    Segmented information:

      The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has ten facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges. Prior to 2001, the Company had not incurred any restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

=================================================================================================================
                                          Three months ended July 1, 2001        Six months ended July 1, 2001
                                        -----------------------------------   -----------------------------------
                                                                        Net                                   Net
                                            Total Intersegment     external       Total Intersegment     external
                                          revenue      revenue      revenue     revenue      revenue      revenue
-----------------------------------------------------------------------------------------------------------------
United States                           $ 155,417    $ (30,998)   $ 124,419   $ 313,892    $ (38,414)   $ 275,478
Canada                                     15,739         (633)      15,106      42,680       (1,520)      41,160
Europe                                      7,199         (951)       6,248      14,996         (951)      14,045
Mexico                                     24,119      (18,017)       6,102      48,588      (26,481)      22,107
-----------------------------------------------------------------------------------------------------------------
                                        $ 202,474    $ (50,599)   $ 151,875   $ 420,156    $ (67,366)   $ 352,790
=================================================================================================================

EBITA (before restructuring charges):
    United States                                                 $     255                             $   1,687
    Canada                                                             (368)                                  212
    Europe                                                             (365)                                 (566)
    Mexico                                                           (2,873)                               (6,065)
    -------------------------------------------------------------------------------------------------------------
                                                                     (3,351)                               (4,732)

    Interest                                                          2,561                                 5,453
    Amortization                                                      2,353                                 4,705
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes
  and restructuring charges                                          (8,265)                              (14,890)

Restructuring charges                                                 9,044                                31,698
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                          $ (17,309)                            $ (46,588)
=================================================================================================================

Capital expenditures:
    United States                                                 $   3,592                             $   8,221
    Canada                                                              809                                 1,565
    Europe                                                              220                                   243
    Mexico                                                            1,249                                 4,171
-----------------------------------------------------------------------------------------------------------------
                                                                  $   5,870                             $  14,200
=================================================================================================================

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

6.    Segmented information (continued):

===============================================================================================================
                                        Three months ended July 2, 2000        Six months ended July 2, 2000
                                      -----------------------------------   -----------------------------------
                                                                      Net                                   Net
                                          Total Intersegment     external       Total Intersegment     external
                                        revenue      revenue      revenue     revenue      revenue      revenue
---------------------------------------------------------------------------------------------------------------
United States                         $ 133,224    $  (2,895)   $ 130,329   $ 240,020    $  (3,569)   $ 236,451
Canada                                   16,967       (1,437)      15,530      30,005       (2,422)      27,583
Europe                                    4,638         (685)       3,953       9,365       (2,161)       7,204
Mexico                                   18,549       (1,225)      17,324      21,470       (1,239)      20,231
---------------------------------------------------------------------------------------------------------------
                                      $ 173,378    $  (6,242)   $ 167,136   $ 300,860    $  (9,391)   $ 291,469
===============================================================================================================

EBITA:
    United States                                               $   5,500                             $   9,077
    Canada                                                          1,500                                 2,228
    Europe                                                           (728)                               (1,222)
    Mexico                                                            208                                   (76)
    -----------------------------------------------------------------------------------------------------------
                                                                    6,480                                10,007

    Interest                                                        4,115                                 7,904
    Amortization                                                    1,230                                 2,502
---------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                             $   1,135                             $    (399)
===============================================================================================================

Capital expenditures:
    United States                                               $   2,701                             $   3,965
    Canada                                                            192                                   857
    Europe                                                             41                                   219
    Mexico                                                          1,978                                 2,654
---------------------------------------------------------------------------------------------------------------
                                                                $   4,912                             $   7,695
===============================================================================================================

      The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

      ======================================================================
                                 Three months ended       Six months ended
                                --------------------    --------------------
                                 July 1,     July 2,     July 1,     July 2,
                                    2001        2000        2001        2000
      ----------------------------------------------------------------------

      Geographic revenue:
          United States         $128,602    $147,703    $300,743    $258,584
          Canada                   9,698       5,190      23,744       8,494
          Europe                  10,620      10,655      22,680      18,450
          Asia                     2,955       3,588       5,623       5,941

      ----------------------------------------------------------------------
                                $151,875    $167,136    $352,790    $291,469
      ======================================================================

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

6.    Segmented information (continued):

      =======================================================================
                                                       July 1,   December 31,
                                                         2001           2000
      -----------------------------------------------------------------------

      Long-lived assets:
          United States                               $ 77,234       $ 79,136
          Canada                                        23,824         24,540
          Europe                                        19,305         20,410
          Mexico                                        18,251         14,627

      -----------------------------------------------------------------------
                                                      $138,614       $138,713
      -----------------------------------------------------------------------

7.    Loans to shareholders:

      Pursuant to agreements in connection with the share reorganization and the acquisition of Pensar Corporation, the Company loaned $5,236 to certain shareholders. The loans are non-interest bearing and are secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholders, and will be repayable at such time and to the extent that the shareholders receive after-tax proceeds in respect of such shares. The amounts are included in other assets.

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

8.    Restructuring charge:

      During the first quarter, in response to the slowing technology end market, the Company announced that, along with its work force reduction initiatives, it would close its assembly facility in Denver, Colorado. As a result, the Company recorded a restructuring charge of $22,654 pre-tax during the first quarter and $9,044 pre-tax during the second quarter. The following tables detail the components of the restructuring charges, and the related amounts included in accrued liabilities:

      Restructuring charges:

===========================================================================================
                                             Three months     Three months       Six months
                                                    ended            ended            ended
                                            April 1, 2001     July 1, 2001     July 1, 2001
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Inventory reserves included in cost of sales      $ 6,900          $ 9,044         $15,944
-------------------------------------------------------------------------------------------

Lease and other contract obligations                5,178               --           5,178
Severance                                           2,526               --           2,526
Asset impairment                                    5,023               --           5,023
Other                                               3,027               --           3,027
-------------------------------------------------------------------------------------------
                                                   15,754               --          15,754

-------------------------------------------------------------------------------------------
                                                  $22,654          $ 9,044         $31,698
-------------------------------------------------------------------------------------------

      Amounts included in accrued liabilities:

=======================================================================================
                                            Restructuring   Payments for  Restructuring
                                                  reserve   three months        reserve
                                                    as at          ended          as at
                                            April 1, 2001   July 1, 2001   July 1, 2001
---------------------------------------------------------------------------------------
Lease and other contract obligations               $5,127         $  362         $4,765
Severance                                           1,678          1,437            241
Other                                               2,827            861          1,966
---------------------------------------------------------------------------------------
                                                   $9,632         $2,660         $6,972
---------------------------------------------------------------------------------------

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

8.    Restructuring charge (continued):

      The closure of the assembly facility in Denver involves the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver include all 429 employees. The severance costs also include 847 plant and operational employees at our Mexico facility and 45 plant and operational employees at our Cork, Ireland facility. Of the total severance costs, $848 was paid out during the first quarter.

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

9.    Implementation of Recently Issued Accounting Standards:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 for the first quarter of 2001. As a result of implementing SFAS No. 133, the Company has recorded the interest rate swaps in the balance sheet at fair value and recorded a $410 charge to earnings representing the change in fair value of the swaps for the six month period. The fair value of the interest rate swaps at the date of implementation of SFAS No. 133 was not significant.

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 1, 2001 and July 2, 2000
(Unaudited)

================================================================================

9.    Implementation of Recently Issued Accounting Standards (continued):

      In July 2001 the FASB issued SFAS No. 141 and SFAS No. 142. The new standards mandate the purchase method of accounting for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. Upon adoption of the standards beginning January 1, 2002, the Company will discontinue amortization of goodwill and test for impairment using the new standards. Effective July 1, 2001 and for the remainder of the fiscal year, goodwill acquired in business combinations completed after June 30, 2001, will not be amortized and impairment testing will be based on existing standards. The Company is currently determining the impact of the new standards. It is likely that the elimination of the amortization of goodwill will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

Consolidated Statement of Operations Data (excluding $9.0 million of pre-tax restructuring charges for the three months ended July 1, 2001 and $31.7 million of pre-tax restructuring charges for the six months ended July 1, 2001):
(in millions, except share and per share amounts)

                                              Three months ended                 Six months ended
                                        July 1, 2001     July 2, 2000      July 1, 2001     July 2, 2000
--------------------------------------------------------------------------------------------------------
Revenue                                  $     151.9      $     167.1       $     352.8      $     291.4
Cost of sales                                  147.0            153.4             339.5            266.6
                                        ----------------------------------------------------------------
Gross profit                                     4.9             13.7              13.3             24.8
Selling, general and administrative
  expenses                                       8.2              7.2              18.0             14.9
Amortization                                     2.4              1.3               4.7              2.5
                                        ----------------------------------------------------------------
Operating income (loss)                         (5.7)             5.2              (9.4)             7.4
Interest                                         2.6              4.1               5.5              7.8
                                        ----------------------------------------------------------------
Earnings (loss) before income taxes             (8.3)             1.1             (14.9)            (0.4)
Income tax expense (recovery)                   (1.6)             1.0              (3.6)             0.9
                                        ----------------------------------------------------------------
Net earnings (loss)                      $      (6.7)     $       0.1       $     (11.3)     $      (1.3)
                                        ================================================================
Net loss per common share:
  Basic                                  $     (0.23)     $     (0.53)      $     (0.39)     $     (1.69)
  Diluted                                $     (0.23)     $     (0.53)      $     (0.39)     $     (1.69)
                                        ================================================================
Weighted average number of shares
outstanding:
  Basic                                   28,689,779        2,422,927        28,525,916        2,422,927
  Diluted                                 28,689,779        2,422,927        28,525,916        2,422,927
                                        ================================================================

Consolidated Statement of Operations Data (including $9.0 million of pre-tax restructuring charges for the three months ended July 1, 2001 and $31.7 million of pre-tax restructuring charges for the six months ended July 1, 2001):

(in millions, except share and per share amounts)

                                                  Three Months Ended                 Six months ended
                                            July 1, 2001     July 2, 2000      July 1, 2001     July 2, 2000
------------------------------------------------------------------------------------------------------------
Revenue                                      $     151.9      $     167.1       $     352.8      $     291.4
Cost of sales (including restructuring
  charges of $9.0 million for the three
  months ended July 1, 2001 and
  $15.9 million for the six months
  ended July 1, 2001)                              156.0            153.4             355.4            266.6
                                            ----------------------------------------------------------------
Gross profit                                        (4.1)            13.7              (2.6)            24.8
Selling, general and administrative
  expenses                                           8.2              7.2              18.0             14.9
Amortization                                         2.4              1.3               4.7              2.5
Restructuring charge                                  --               --              15.8               --
                                            ----------------------------------------------------------------
Operating income (loss)                            (14.7)             5.2             (41.1)             7.4
Interest                                             2.6              4.1               5.5              7.8
                                            ----------------------------------------------------------------
Earnings (loss) before income taxes                (17.3)             1.1             (46.6)            (0.4)
Income tax expense (recovery)                       (3.4)             1.0             (12.7)             0.9
                                            ----------------------------------------------------------------
Net earnings (loss)                          $     (13.9)     $       0.1       $     (33.9)     $      (1.3)
                                            ================================================================
Net loss per common share:
  Basic                                      $     (0.48)     $     (0.53)      $     (1.19)     $     (1.69)
  Diluted                                    $     (0.48)     $     (0.53)      $     (1.19)     $     (1.69)
                                            ================================================================
Weighted average number of shares
outstanding:
  Basic                                       28,689,779        2,422,927        28,525,916        2,422,927
  Diluted                                     28,689,779        2,422,927        28,525,916        2,422,927
                                            ================================================================

Other Financial Data - Consolidated Adjusted Net Earnings (Loss):
(in millions, except share and per share amounts)

                                          Three months ended                 Six Months Ended
                                    July 1, 2001     July 2, 2000      July 1, 2001      July 2, 2000
-----------------------------------------------------------------------------------------------------
Net earnings (loss)                  $     (13.9)     $       0.1       $     (33.9)      $      (1.3)
Adjustments:
  Amortization of goodwill                   2.1              1.0               4.2               2.0
  Restructuring charge                       9.0               --              31.7                --
  Income tax effect                         (2.2)            (0.1)             (9.9)             (0.3)
                                    -----------------------------------------------------------------
Adjusted earnings (loss)             $      (5.0)     $       1.0       $      (7.9)      $      (0.4)
Adjusted loss per common share:
  Basic                              $     (0.17)     $     (0.18)      $     (0.28)      $     (1.00)
  Diluted                            $     (0.17)     $     (0.18)      $     (0.28)      $     (1.00)
                                    =================================================================
Weighted average number of
shares outstanding:
  Basic                               28,689,779        2,422,927        28,525,916         2,422,927
  Diluted                             28,689,779        2,422,927        28,525,916         2,422,927
                                    =================================================================

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

Consolidated Balance Sheet Data:
(in millions)

                                                          As at       As at
                                                         July 1,   December 31,
                                                          2001         2000
--------------------------------------------------------------------------------
Cash and short-term investments                          $  1.6       $  2.7
Working capital                                           121.1        188.3
Total assets                                              415.4        547.5
Total debt, including current maturities                  102.5        118.0
Shareholders' equity                                      194.9        228.5

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

Our revenue has grown from approximately $59.0 million in 1997 to pro forma revenue of $842.6 million in 2000 through both internal growth and strategic acquisitions. The July 1999 combination of Surface Mount and HTM provided us with increased customer relationships. Collectively, since 1995 we have completed the following seven acquisitions:

      o Radian Electronics' operations, which enabled our expansion into Austin, Texas, and established our relationship with Dell, in 1996;

      o Ogden Atlantic Design's operations in Charlotte, North Carolina, which provided us with a facility in a major technology center in the Southeastern United States, in 1997;

      o Ogden International Europe's operations in Cork, Ireland, which expanded our global presence into Europe, in 1998;

      o Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities;

      o W.F. Wood, based outside Boston, Massachusetts, which provided us with a manufacturing presence in the Northeastern United States, expanded our value-added services to include high precision enclosures capabilities, and added EMC and Sycamore Networks as customers, in September 1999;

      o Pensar Corporation, located in Appleton, Wisconsin, which provided us with a wide range of electronics and design manufacturing services, on July 27, 2000 and concurrent with the closing of the initial public offering; and

      o Qualtron Teoranta, with sites in both Donegal, Ireland and Haverhill, Massachusetts, which allowed us to expand our ability to provide customers with a broad range of services focusing on fiber optic connector assemblies and volume cable assemblies, on November 22, 2000.

In addition, we completed the following financing activities in 2000:

Initial Public Offering

      o On July 27, 2000, we completed an initial public offering of our common stock in the United States and the exchangeable shares of our subsidiary, SMTC Manufacturing Corporation of Canada, in Canada, raising net proceeds (not including proceeds from the sale of shares upon the exercise of the underwriters' over-allotment option) of $157.1 million;

      o Concurrent with the effectiveness of the initial public offering, we completed a share capital reorganization;

      o In connection with the initial public offering, we entered into an amended and restated credit agreement with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million;

      o On July 27, 2000, we paid a fee of $1.8 million to terminate a management agreement under which we paid quarterly fees of approximately $0.2 million; and

      o On August 18, 2000, we sold additional shares of common stock upon exercise of the underwriters' over-allotment option, raising net proceeds of $24.6 million.

Pre Initial Public Offering

      o In May 2000, we issued senior subordinated notes to certain shareholders for proceeds of $5.2 million, which were repaid with the proceeds of our initial public offering;

      o On May 18, 2000, we issued 41,667 warrants for $2.5 million cash consideration in connection with the May 2000 issue of $5.2 million in senior subordinated notes; and

      o On July 3, 2000, we issued demand notes in the aggregate principal amount of $9.9 million, which were repaid with the proceeds of our initial public offering.

Due to the continued economic downturn in the technology sectors, we expect that we will be unable in the near term to maintain the historic growth we have achieved to date.

During the first quarter of 2001, in response to the slowing technology end market, we announced that we would close our Denver, Colorado facility, leaving in place a sales and marketing presence to service the Rocky Mountain region. During the second quarter of 2001, production at the Denver facility, one of the last remaining sites not recently refurbished, was migrated to SMTC facilities closer to customer locations, and to our recently retrofitted and expanded, lower cost Chihuahua facility. In connection with the closure of the Denver facility, and other cost realignment initiatives, we recorded a restructuring charge of $22.7 million pre-tax for the three months ended April 1, 2001 and $9.0 million pre-tax for the three months ended July 1, 2001, consisting primarily of an inventory write-down, an asset impairment charge, lease and other contractual charges and employee severance and other facility exit costs. The major components of the restructuring are estimated to be complete by early fiscal year 2002.

Consistent with our past practices and normal course of business, we engage from time to time in discussions with respect to potential acquisitions that enable us to expand our geographic reach, add manufacturing capacity and diversify into new markets. We intend to continue to capitalize on attractive acquisition opportunities in the EMS marketplace, and our goal is generally to have each acquisition be accretive to earnings after a transition period of approximately one year. We also plan to continue our strategy of augmenting our existing EMS capabilities with the addition of related value-added services. By expanding the services we offer, we believe that we will be able to expand our business with our existing customers and develop new opportunities with potential customers. While we have identified several opportunities that would expand our global presence, add to our value-added services and establish strategic relationships with new customers, we are not currently party to any definitive acquisition agreements.

We used approximately $143.7 million of the proceeds from our initial public offering to reduce indebtedness under our credit facility. On July 27, 2000, we entered into an amended and restated credit facility with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As at July 1, 2001, we had borrowed $101.8 million under this facility. We intend to continue to borrow under our credit facility to finance working capital growth and any cash portion of future acquisitions.

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

We service our customers through a total of ten facilities located in the United States, Canada, Europe and Mexico. In the second quarter of 2001, approximately 76.8% of our revenue was generated from operations in the United States, approximately 7.8% from Canada, approximately 3.5% from Europe and approximately 11.9% from Mexico. We expect to continue to increase revenue from our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP.

SMTC Corporation

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the periods indicated:

(Excluding $9.0 million of pre-tax restructuring charges for the three months ended July 1, 2001 and $31.7 million of pre-tax restructuring charges for the six months ended July 1, 2001):

                                        Three months ended           Six months ended
                                   July 1, 2001  July 2, 2000  July 1, 2001  July 2, 2000
-----------------------------------------------------------------------------------------
Revenue                                 100.0%         100.0%       100.0%        100.0%
Cost of sales                            96.8           91.8         96.2          91.4
                                   ------------------------------------------------------
Gross profit                              3.2            8.2          3.8           8.6
Selling, general and administrative
  expenses                                5.4            4.3          5.1           5.1
Amortization                              1.6            0.7          1.3           0.9
                                   ------------------------------------------------------
Operating income (loss)                  (3.8)           3.2         (2.6)          2.6
Interest                                  1.7            2.5          1.6           2.7
                                   ------------------------------------------------------
Earnings (loss) before income taxes      (5.5)           0.7         (4.2)         (0.1)
Income tax expense (recovery)            (1.1)           0.6         (1.0)          0.3
                                   ------------------------------------------------------
Net earnings (loss)                      (4.4)%          0.1%        (3.2)%        (0.4)%
                                   ======================================================

(Including $9.0 million of pre-tax restructuring charges for the three months ended July 1, 2001 and $31.7 million of pre-tax restructuring charges for the six months ended July 1, 2001):

                                           Three months ended          Six months ended
                                       July 1, 2001  July 2, 2000  July 1, 2001  July 2, 2000
---------------------------------------------------------------------------------------------
Revenue                                     100.0%         100.0%       100.0%        100.0%
Cost of sales (including restructuring
  charges of $9.0 million for the three
  months ended July 1, 2001 and
  $15.9 million for the six months
  ended July 1, 2001)                       102.7           91.8        100.7          91.4
                                       ------------------------------------------------------
Gross profit (loss)                          (2.7)           8.2         (0.7)          8.6
Selling, general and administrative
  expenses                                    5.4            4.3          5.1           5.1
Amortization                                  1.6            0.7          1.3           0.9
Restructuring charge                           --             --          4.5            --
                                       ------------------------------------------------------
Operating income (loss)                      (9.7)           3.2        (11.6)          2.6
Interest                                      1.7            2.5          1.6           2.7
                                       ------------------------------------------------------
Earnings (loss) before income taxes         (11.4)           0.7        (13.2)         (0.1)
Income tax expense (recovery)                (2.2)           0.6         (3.6)          0.3
                                       ------------------------------------------------------
Net earnings (loss)                          (9.2)%          0.1%        (9.6)%        (0.4)%
                                       ======================================================

Quarter ended July 1, 2001 compared to the quarter ended July 2, 2000

Revenue

Revenue decreased $15.2 million, or 9.1%, from $167.1 million in the second quarter of 2000 to $151.9 million in the second quarter of 2001. The decrease in revenue is due to the impact of the technology market slowdown across the customer base. We recorded approximately $11.1 million of sales of raw materials inventory to customers, which carry no margin, during the second quarter of 2001, compared to $16.3 million in the second quarter of 2000.

Revenue from IBM of $22.1 million and Dell of $15.9 million for the second quarter of 2001 was 14.5% and 10.5% respectively, of total revenue. In the second quarter of 2000, revenue from Dell of $32.7 million represented 19.6% of total revenue. The 2000 revenue from Dell consisted of approximately $6.0 million of revenue derived from personal computer based products and $26.7 million of revenue derived from networking based products, whereas the 2001 revenue from Dell consisted entirely of revenue derived from networking based products. No other customers represented more than 10% of revenue.

In the second quarter of 2001, 76.8% of our revenue was generated from operations in the United States, 7.8% from Canada, 11.9% from Mexico and 3.5% from Europe. In the second quarter of 2000, 76.8% of our revenue was generated from operations in the United States, 9.8% from Canada, 2.7% from Europe and 10.7% from Mexico.

Gross Profit

Gross profit, excluding a $9.0 million restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, decreased $8.8 million from $13.7 million in the second quarter of 2000 to $4.9 million in the second quarter of 2001. Our gross profit margin, excluding the restructuring charge, decreased from 8.2% in the second quarter of 2000 to 3.2% in the second quarter of 2001.

The decline in the gross profit and gross margin was due to an under-absorption of the fixed production overheads put in place to support the rapid sales increase experienced during the later half of 2000.

Gross profit including $9.0 million of the total restructuring charge was a loss of $4.1 million in the second quarter of 2001.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.0 million from $7.2 million in the second quarter of 2000 to $8.2 million in the second quarter of 2001 due to the acquisitions of Pensar and Qualtron. As a percentage of revenue, selling, general and administrative expenses increased from 4.3% in the second quarter of 2000 to 5.4% in the second quarter of 2001 due to the under-absorption of fixed selling, general and administrative expenses as a result of the general technology market slowdown.

Amortization

Amortization of intangible assets of $2.4 million in the second quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets in the second quarter of 2001 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.1 million of deferred equipment lease costs.

Amortization of $1.3 million in the second quarter of 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Restructuring Charge

In response to the economic slowdown, we announced during the first quarter of 2001 that along with other cost realignment initiatives, we would close our assembly facility located in Denver, Colorado. As such a restructuring charge of $22.7 million pre-tax was recorded during the first quarter, consisting of an inventory write-down of $6.9 million, lease and other contractual obligations of $5.2 million, severance costs of $2.5 million, asset impairment charges of $5.0 million and other facility exit charges of $3.1 million. An additional $9.0 million pre-tax charge was recorded during the second quarter relating to a further inventory write-down at our now closed Denver facility.

The cash component of the restructuring charge accrued for at the end of the first quarter of $9.6 million was drawn down by $2.7 million during the second quarter, consisting of $0.4 million in lease and other contract obligation payments, $1.4 million in severance payments and $0.9 million in other payments. We believe the restructuring accrual remaining of $7.0 million at July 1, 2001 will be sufficient to satisfy the remaining obligations associated with the restructuring charge.

The major components of the restructuring are estimated to be complete by early fiscal year 2002.

Interest Expense

Interest expense decreased $1.5 million from $4.1 million in the second quarter of 2000 to $2.6 million in the second quarter of 2001. The weighted average interest rates with respect to the debt for the second quarter of 2000 and the second quarter of 2001 were 9.6% and 8.5%, respectively.

Income Tax Expense

In the second quarter of 2001 an income tax recovery of $3.4 million was recorded on a pre-tax loss of $17.3 million resulting in an effective tax recovery rate of 19.7%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses and we are unable to deduct $1.0 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

In the second quarter of 2000, an income tax expense of $1.0 million was recorded on a pre-tax income of $1.1 resulting in an effective income tax rate of 89.5%, as we were not able to claim a recovery on losses of $0.7 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill expense related to the combination of Surface Mount and HTM.

Six months  ended July 1, 2001 compared to six months ended July 2, 2000

Revenue

Revenue increased $61.4 million, or 21.1%, from $291.4 million for the six month period ended July 2, 2000 to $352.9 million for the six month period ended July 1, 2001. The increase in revenue is due to the acquisitions of Pensar and Qualtron and the transition of our Chihuahua facility from consignment to turnkey, both of which were offset by a reduction in organic revenue due to the impact of the technology market slowdown. Pensar and Qualtron contributed $49.8 million and $15.6 million, respectively, to the increase in revenue. Revenue at our Chihuahua facility increased $27.1 million from $21.5 million for the six months ended July 2, 2000 to $48.6 million for the six months ended July 1, 2001. We recorded approximately $22.6 million of sales of raw materials inventory to customers, which carry no margin, during the first six months of 2001, compared to $20.5 million during the first six months of 2000.

Revenue from IBM of $52.6 million and Dell of $38.4 million for the six month period ended July 1, 2001 was 14.9% and 10.9%, respectively, of total revenue for the period. Revenue from Dell for the six months ended July 2, 2000 was $65.3 million, or 22.4% of total revenue for the period. The decline in the revenue from Dell is due to the elimination of revenue earned from PC based products, which contributed $18.3 million to revenue for the six months ended July 2, 2000, and the general decline in the technology market conditions. No other customers represented more than 10% of revenue.

For the six month period ended July 1, 2001, 74.7% of our revenue was generated from operations in the United States, 10.2% from Canada, 3.6% from Europe and 11.5% from Mexico. During the six month period ended July 2, 2000, 79.8% of our revenue was generated from operations in the United States, 10.0% from Canada, 3.1% from Europe and 7.1% from Mexico.

Gross Profit

Gross profit, excluding the $15.9 million portion of our restructuring charge that related to a write-down of inventory in connection with the closure of our Denver facility, decreased $11.5 million from $24.8 million for the six months ended July 2, 2000 to $13.3 million for the six months ended July 1, 2001. Our gross profit margin, excluding the restructuring charge, decreased from 8.6% in the first six months of 2000 to 3.8% in the first six months of 2001.

The decline in the gross profit was due to the lower sales base and an under-absorption of the fixed production overheads. The gross margin decreased due to lower utilization of fixed costs and a change in revenue mix to include a lower proportion of consignment sales.

Gross profit for the first six months of 2001, including the $15.9 million restructuring charge, was a loss of $2.6 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $3.1 million from $14.9 million for the six months ended July 2, 2000 to $18.0 million for the six months ended July 1, 2001 due to the acquisitions of Pensar and Qualtron. Selling, general and administrative expenses were 5.1% of revenue for each of the six months ended July 2, 2000 and July 1, 2001.

Amortization

Amortization of intangible assets of $4.7 million in the first six months of 2001 included the amortization of $1.2 million of goodwill related to the combination of Surface Mount and HTM, $0.8 million of goodwill related to the acquisition of W.F. Wood, $1.4 million related to the acquisition of Pensar and $0.8 million related to the acquisition of Qualtron. Amortization of intangible assets in the first six months of 2001 also included the amortization of $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.2 million of deferred equipment lease costs.

Amortization of $2.5 million in the first six months of 2000 included the amortization of $1.2 million of goodwill related to the combination of Surface Mount and HTM, $0.8 million of goodwill related to the acquisition of W.F. Wood, $0.4 million of deferred finance costs related to the establishment of our senior credit facility in July 1999 and $0.1 million of deferred equipment lease costs.

Restructuring Charge

In response to the economic slowdown, we announced during the first quarter of 2001 that along with other cost realignment initiatives, we would close our assembly facility located in Denver, Colorado. As such a restructuring charge of $31.7 million pre-tax was recorded, consisting of an inventory write-down of $15.9 million, lease and other contractual obligations of $5.2 million, severance costs of $2.5 million, asset impairment charges of $5.0 million and other facility exit charges of $3.1 million. Of the total restructuring charge, $28.1 million relates to the closure of our Denver facility. The closure of the assembly facility in Denver involves the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver include all 429 employees. The severance costs also include 847 plant and operational employees at our Mexico facility and 45 plant and operational employees at our Cork, Ireland facility. Of the total severance costs, $0.8 million was paid during the first quarter of 2001. The asset impairment reflects the write-down of certain long lived assets primarily at the Denver location that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values. Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver location.

The non-cash component of the write-down is $20.9 million. We recorded an income tax recovery of $9.1 million related to the restructuring charge at an effective rate of 28.7%.

The cash component of the restructuring charge accrued for at the end of the first quarter of $9.6 million was drawn down by $2.7 million during the second quarter, consisting of $0.4 million in lease and other contract obligation payments, $1.4 million in severance payments and $0.9 million in other payments. We believe the restructuring accrual remaining of $7.0 million at July 1, 2001 will be sufficient to satisfy the remaining obligations associated with the restructuring charge.

The major components of the restructuring are estimated to be complete by early fiscal year 2002.

Interest Expense

Interest expense decreased $2.3 million from $7.8 million for the six months ended July 2, 2000 to $5.5 million for the six months ended July 1, 2001 due to a reduction of debt as a result of the initial public offering . The weighted average interest rates with respect to the debt for the six months ended July 2, 2000 and the six months ended July 1, 2001 were 9.8% and 8.3%, respectively.

Income Tax Expense

For the six month period ended July 1, 2001 an income tax recovery of $12.7 million was recorded on a pre-tax loss of $46.6 million resulting in an effective tax recovery rate of 27.3%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses and we are unable to deduct $2.0 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

For the six month period ended July 2, 2000, we recorded an income tax expense of $0.9 million on a loss of $0.4 million as we were not able to claim a recovery on losses of $1.2 million incurred by our Irish subsidiary or deduct $1.2 million of goodwill expense related to the combination of Surface Mount and HTM.

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

Net cash used for operating activities for the six month period ended July 2, 2000 was $30.8 million compared to net cash generated from operating activities of $32.2 million for the six month period ended July 1, 2001. The continued focus on improving our accounts receivable and inventory levels during the period led to the reduced use of working capital.

Net cash provided by financing activities for the six month period ended July 2, 2000 was $37.5 million due to the net increase of borrowings of $30.5 million, and proceeds received from the issue of warrants and subordinated notes of $2.5 million and $5.2 million, respectively, which was offset by capital lease payments of $0.7 million. Net cash used in financing activities for the six month period ended July 1, 2001 was $19.1 million due to the repayment in long-term debt and capital leases of $14.0 million and $0.2 million, respectively, and the loans issued to shareholders of $5.2 million, both of which were offset by the proceeds from issuance of capital stock on the exercise of options of $0.3 million. As at July 1, 2001, we had borrowed $101.8 million under our credit facility. We intend to continue to borrow under our credit facility to finance working capital needs and any cash portion of future acquisitions.

Net cash used in investing activities for the six months ended July 2, 2000 and July 1, 2001 was $7.1 million and $14.2 million, respectively, due to the net purchase of capital assets. We expect our capital expenditures for the balance of the year to be between $3.0 and $4.0 million.

The Company's credit agreement contains certain financial covenants. The Company complied with all required covenants as at July 1, 2001 and accordingly the related debt is classified as long-term. However, it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization) during the third quarter to satisfy the requirements of the credit agreement. If the Company fails to meet the covenants, the lenders will have the right to demand repayment of the debt or to modify the existing credit agreement. The Company has notified the lenders of the possible future violation and is in the process of discussing the circumstances under which the lenders would be willing to waive or modify the financial covenants included in the credit agreement.

Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. If we experience strong growth or pursue acquisitions, we will likely require additional capital. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We have implemented SFAS No. 133 for the first quarter of 2001. As a result of implementing SFAS No. 133, we have recorded the interest rate swaps in our balance sheet at fair value and recorded a charge to earnings representing the change in fair value of the swaps for the period.

In July 2001 the FASB issued SFAS No. 141 and SFAS No. 142. The new standards mandate the purchase method of accounting for business combinations and require that goodwill no longer be amortized but instead be tested for impairment at least annually. Upon adoption of the standards beginning January 1, 2002, the Company will discontinue amortization for goodwill and test for impairment using the new standards. Effective July 1, 2001 and for the remainder of the fiscal year, goodwill acquired in business combinations completed after June 30, 2001, will not be amortized and impairment testing will be based on existing standards. The Company is currently determining the impact of the new standards. It is likely that the elimination of the amortization on goodwill will have a material impact on the Company's financial statements.

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

Our largest customer in the six months ended July 1, 2001 was IBM, which represented approximately 14.9% of our total revenue for such period. Our next five largest customers collectively represented an additional 34.8% of our total revenue in the first six months of 2001. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Historically, our calendar fourth quarter revenue has been highest and our calendar first quarter revenue has been lowest. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

      o variations in the timing and volume of customer orders relative to our manufacturing capacity;

      o     variations in the timing of shipments of products to customers;

      o     introduction and market acceptance of our customers' new products;

      o     changes in demand for our customers' existing products;

      o the accuracy of our customers' forecasts of future production requirements;

      o effectiveness in managing our manufacturing processes and inventory levels;

      o changes in competitive and economic conditions generally or in our customers' markets;

      o     changes in the cost or availability of components or skilled labor;
            and

      o the timing of, and the price we pay for, acquisitions and related integration costs.

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

Substantially all of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and has in the past experienced downturns. The downturn in the electronics industry that began in the first quarter of 2001 has adversely affected us. A future recession or a downturn in the electronics industry would also likely have a material adverse effect on our business, financial condition and results of operations.

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

In the first half of 2001, we responded to the downturn in the electronics industry by reducing our workforce from 6,173 at December 31, 2000 to 2,818 at July 1, 2001. If demand for our products and services grows, we may find it difficult to expand our workforce to meet that demand.

Risks particular to our international operations could adversely affect our overall results.

Our success will depend, among other things, on successful expansion into new foreign markets in order to offer our customers lower cost production options. Entry into new foreign markets may require considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, operations in a new foreign market may operate at low profit margins or may be unprofitable. Pro forma revenue generated outside of the United States and Canada was approximately 11% in 2000. International operations are subject to inherent risks, including:

      o fluctuations in the value of currencies and high levels of inflation;

      o longer payment cycles and greater difficulty in collecting amounts receivable;

      o unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

      o     political and economic instability;

      o     increases in duties and taxation;

      o inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. and Canadian income taxes;

      o imposition of restrictions on currency conversion or the transfer of funds; and

      o     trade restrictions.

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

At July 1, 2001 we had $101.8 million of indebtedness under our senior credit facility. We may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes. This debt could have adverse consequences for our business, including:

      o     We will be more vulnerable to adverse general economic conditions;

      o We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

      o We may have difficulty obtaining additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

      o We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

      o We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

      o We may fail to comply with the covenants under which we borrowed our indebtedness, which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness.

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

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain financial condition tests, which further restrict our ability to operate as we choose. The Company complied with all required covenants as at July 1, 2001 and accordingly the related debt is classified as long-term. However, it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization) during the third quarter to satisfy the requirements of the credit agreement. If the Company fails to meet the covenants, the lenders will have the right to demand repayment of the debt or to modify the existing credit agreement. The Company has notified the lenders of the possible future violation and is in the process of discussing the circumstances under which the lenders would be willing to waive or modify the financial covenants included in the credit agreement. There can be no assurance that those discussions will be successful.

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

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 13.4%, 12.1%, 7.1% and 13.2%, respectively, of our outstanding shares as of June 30, 2001. In addition, three of the nine directors who serve on our board are, or were, representatives of the Bain funds, two are representatives of the Celerity funds, two are representatives of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended July 1, 2001 was 8.6%. We reduce our exposure to interest rate risks through swap agreements. We have entered into swap agreements to hedge $65.0 million of our outstanding debt. Under the terms of our current swap agreement expiring on September 22, 2001, the maximum annual rate we would pay on approximately $65.0 million of our debt is 8.7%, as of July 1, 2001. The remainder of our debt of $36.8 million bore interest at 6.3% on July 1, 2001 based on the Eurodollar base rate. If the Eurodollar base rate increased by 10% to 6.9%, our interest expense on the unhedged portion of our debt would increase by approximately $0.2 million and the fair value of our interest rate swap would increase by approximately $0.4 million for the balance of 2001.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made. As a result of our Qualtron acquisition, we have assumed forward exchange contracts to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $1.3 million at July 1, 2001 and was valued at the closing dollar exchange rate of $1.08 for financial statement purposes. These contracts matured at various dates through July 31, 2001. If the U.S. dollar strengthened by 10% against the Irish punt, we would experience an exchange loss of approximately $0.1 million in 2001.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)   The Company held its annual meeting on May 9, 2001.
      (c)   Results of annual meeting votes:

----------------------------------------------------------------------------------------
Proposal                              For     Against  Withheld  Abstentions Broker Non-
                                                                                Votes
----------------------------------------------------------------------------------------
To elect as director David         16,333,194              8,650
Dominik to hold office until
2004 and in accordance with the
by-laws of the Company
----------------------------------------------------------------------------------------

To elect as director Gary Walker   16,330,962             10,882
to hold office until 2004 and in
accordance with the by-laws of
the Company
----------------------------------------------------------------------------------------

To elect as director Paul Walker   15,917,762            424,082
to hold office until 2004 and in
accordance with the by-laws of
the Company
----------------------------------------------------------------------------------------

To ratify the appointment of       16,335,272    2,590                 3,982          0
KPMG LLP as independent auditors
of the Company for the fiscal
year ending December 31, 2001
----------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

On July 27, 2001, David Dominik resigned from our Board of Directors and from the Audit Committee of the Board. The Board accepted his resignation and appointed Blair Hendrix to fill the vacancy created by Mr. Dominik's resignation from each of the Board and the Audit Committee and to serve for the remainder of Mr. Dominik's term, which expires at the annual meeting of stockholders in 2004.

On August 14, 2001, Prescott Ashe informed the Company that he was resigning as a member of the Board of Directors of the Company, effective as of that same date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) List of Exhibits:

      10.1 Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta.

      10.2 First Amendment to Real Estate Sale Agreement dated July 31, 2001 between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.

      10.3 First Amendment to Real Property Lease dated July 31, 2001 between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.

      (b) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                SMTC CORPORATION

                                        By: /s/ Paul Walker
                                            ------------------------------------
                                            Name: Paul Walker
                                            Title: President and CEO


                                        By: /s/ Richard Smith
                                            ------------------------------------
                                            Name: Richard Smith
                                            Title: Chief Financial Officer

Date:  August 15, 2001

                                  EXHIBIT INDEX


Exhibit
Number      Description
------      -----------

10.1 Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta.

10.2 First Amendment to Real Estate Sale Agreement dated July 31, 2001 between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.

10.3 First Amendment to Real Property Lease dated July 31, 2001 between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.