Form 10-Q
period 2001-09-30
SMTC CORP
filed 2001-11-19
CIK 1108320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2001
                                      OR

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

As of September 30, 2001, SMTC Corporation had 22,380,820 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of September 30, 2001, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 6,308,959 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                               SMTC Corporation
                                   Form 10-Q

                               Table of Contents

                                                                                                     Page No.
                                                                                                     --------
PART I       Financial Information                                                                       3

Item 1.      Financial Statements                                                                        3

             Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000                                                                       3

             Consolidated Statements of Earnings (Loss) for the three months ended
             and the nine months ended September 30, 2001 and October 1, 2000                            4

             Consolidated Statement of Changes in Shareholders' Equity for the
             nine months ended September 30, 2001                                                        5

             Consolidated Statements of Cash Flows for the three months ended
             and the nine months ended September 30, 2001 and October 1, 2000                            6

             Notes to Consolidated Financial Statements                                                  8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                               17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                  39

PART II      Other Information                                                                           41

Item 3.      Defaults Upon Senior Securities                                                             41

Item 5.      Other Information                                                                           41

Item 6.      Exhibits and Reports on Form 8-K                                                            41

Signatures                                                                                               42

SMTC CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)


                         PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2001                 2000
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and short-term investments                                        $      31,346         $      2,698
     Accounts receivable                                                           90,260              194,749
     Inventories (note 2)                                                          92,907              191,821
     Prepaid expenses                                                               5,333                5,233
     Income taxes recoverable                                                       1,599                    -
     Deferred income taxes                                                              -                1,044
-------------------------------------------------------------------------------------------------------------------
                                                                                  221,445              395,545

Capital assets                                                                     62,935               58,564
Goodwill                                                                           73,940               80,149
Other assets                                                                       11,257                9,859
Deferred income taxes                                                              29,180                3,359

-------------------------------------------------------------------------------------------------------------------
                                                                            $     398,757         $    547,476
===================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                       $      57,380         $    141,574
     Accrued liabilities                                                           40,323               51,695
     Income taxes payable                                                               -                5,458
     Current portion of long-term debt (note 3)                                    11,250                7,500
     Current portion of capital lease obligations                                     198                  995
-------------------------------------------------------------------------------------------------------------------
                                                                                  109,151              207,222

Long-term debt (note 3)                                                           126,218              108,305
Capital lease obligations                                                             457                1,242
Deferred income taxes                                                               2,221                2,221

Shareholders' equity:
     Capital stock                                                                 77,431               77,427
     Warrants                                                                           -                  367
     Loans receivable                                                                 (13)                 (27)
     Additional paid-in-capital                                                   152,072              151,396
     Deficit                                                                      (68,780)                (677)
-------------------------------------------------------------------------------------------------------------------
                                                                                  160,710              228,486

-------------------------------------------------------------------------------------------------------------------
                                                                            $     398,757         $    547,476
===================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Earnings (Loss)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

 (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                Three months ended                        Nine months ended
                                         --------------------------------       --------------------------------
                                        September 30,          October 1,     September  30,          October 1,
                                                 2001                2000               2001                2000
---------------------------------------------------------------------------------------------------------------------
Revenue                                  $    126,921         $   231,492       $    479,711         $   522,961

Cost of sales (including restructuring
   and other charges) (note 7)                147,543             211,957            502,963             478,475
---------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                           (20,622)             19,535            (23,252)             44,486

Selling, general and
   administrative expenses (note 7)            16,945               9,335             34,991              24,279

Amortization                                    2,359               1,663              7,064               4,165

Restructuring charges (note 7)                  7,939                   -             23,693                   -
---------------------------------------------------------------------------------------------------------------------

Operating income (loss)                       (47,865)              8,537            (89,000)             16,042

Interest                                        1,900               2,665              7,353              10,569
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes           (49,765)              5,872            (96,353)              5,473

Income tax expense (recovery)                 (15,548)              2,567            (28,250)              3,492
---------------------------------------------------------------------------------------------------------------------

Earnings (loss) before
    extraordinary loss                        (34,217)              3,305            (68,103)              1,981

Extraordinary loss, net of tax
   recovery of $1,640                               -               2,678                  -               2,678
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                      $    (34,217)        $       627       $    (68,103)        $      (697)

=====================================================================================================================

Earnings (loss) per share:
   Basic earnings (loss) per share
     before extraordinary item           $      (1.19)        $      0.14       $      (2.38)        $     (1.14)
   Extraordinary loss per share                     -               (0.13)                 -               (0.32)
---------------------------------------------------------------------------------------------------------------------
   Basic net earnings (loss) per share   $      (1.19)        $      0.01       $      (2.38)        $     (0.46)
=====================================================================================================================

   Diluted earnings (loss) per share     $      (1.19)        $      0.01       $      (2.38)        $     (0.46)

=====================================================================================================================

Weighted average number of common
   shares used in the calculations of
   earnings (loss) per share:
     Basic                                 28,689,779         20,334,099          28,580,537           8,349,896
     Diluted                               28,689,779         21,098,232          28,580,537           8,349,896

=====================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Nine months ended September 30, 2001
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         Additional
                                Capital                     paid-in          Loans               Shareholders'
                                  stock      Warrants       capital     receivable      Deficit         equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000    $  77,427     $     367     $ 151,396      $     (27)   $    (677)   $   228,486

Warrants exercised                    4          (367)          363              -            -              -

Options exercised                     -             -           313              -            -            313

Repayment of loans receivable         -             -             -             14            -             14

Loss for the period                   -             -             -              -      (68,103)       (68,103)

-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001   $  77,431     $       -     $ 152,072      $     (13)   $ (68,780)   $   160,710
===================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

 (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                  Nine months ended
                                                     ---------------------------        ---------------------------
                                                  September 30,       October 1,     September 30,       October 1,
                                                           2001             2000              2001             2000
------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net earnings (loss)                             $  (34,217)       $     627        $  (68,103)       $    (697)
     Items not involving cash:
         Amortization                                     2,359            1,663             7,064            4,165
         Depreciation                                     3,150            2,819             8,946            7,659
         Deferred income tax provision (benefit)         (9,872)          (2,140)          (24,777)          (1,662)
         Loss on disposition of capital assets                -                -                 -              (44)
         Impairment of assets                                 -                -             5,023                -
         Write-off of deferred financing costs                -            2,461                 -            2,461
     Change in non-cash operating working capital:
         Accounts receivable                             21,346          (90,498)          104,489         (139,441)
         Inventories                                     33,490          (83,713)           98,914         (145,100)
         Prepaid expenses                                 1,094             (960)             (842)          (2,430)
         Accounts payable, accrued liabilities and
           income taxes payable                         (19,613)          81,682          (100,777)         156,277
-------------------------------------------------------------------------------------------------------------------------
                                                         (2,263)         (88,059)           29,937         (118,812)

Financing:
     Increase in long-term debt                          35,643                -            21,663                -
     Decrease in long-term debt                               -          (63,599)                -          (33,045)
     Principal payments on capital leases                   (50)            (427)             (303)          (1,148)
     Proceeds from warrants                                   -                -                 -            2,500
     Issuance of demand notes                                 -            9,925                 -            9,925
     Repayment of demand notes                                -           (9,925)                -           (9,925)
     Issuance of subordinated notes                           -           (5,200)                -                -
     Loans to shareholders                                    -                -            (5,236)               -
     Proceeds from issuance of common stock                   -          182,623               313          182,623
     Repayment of loans receivable                            -               15                14               15
     Debt issuance costs                                      -           (1,450)                -           (1,450)
-------------------------------------------------------------------------------------------------------------------------
                                                         35,593          111,962            16,451          149,495

Investments:
     Purchase of capital assets                          (3,398)          (5,370)          (17,598)         (12,524)
     Purchase of other assets, net                          (18)            (933)              (18)            (933)
     Acquisition of Pensar Corporation                        -          (18,000)                -          (18,000)
     Other                                                 (124)               -              (124)               -
     Proceeds from sale of capital assets                     -                -                 -               44
-------------------------------------------------------------------------------------------------------------------------
                                                         (3,540)         (24,303)          (17,740)         (31,413)
-------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                    29,790             (400)           28,648             (730)

Cash and cash equivalents, beginning of period            1,556            1,753             2,698            2,083

------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   31,346        $   1,353        $   31,346        $   1,353
========================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars)

 (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                   Nine months ended
                                                     ---------------------------        ---------------------------
                                                  September 30,       October 1,     September 30,       October 1,
                                                           2001             2000              2001             2000
Supplemental disclosures:
     Cash paid during the period:
         Income taxes                                $        -        $   1,440        $    3,502        $   3,042
         Interest                                         1,973            2,272             7,217           10,167

     Non-cash investing and financing activities:
       Cash released from escrow                              -                -             3,125                -
         Shares issued on acquisition of
           Pensar Corporation                                 -           19,019                 -           19,019
         Acquisition of equipment under
             capital lease                                    -                -                 -              541
         Value of warrants issued in excess of
           proceeds received                                  -                -                 -            1,098

===================================================================================================================

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Notes to Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------

1.     Basis of presentation:

       The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

       The accompanying unaudited consolidated balance sheet as at September 30, 2001, the unaudited consolidated statements of earnings (loss) for the three and nine month periods ended September 30, 2001 and October 1, 2000, the unaudited consolidated statement of changes in shareholders' equity for the nine month period ended September 30, 2001, and the unaudited consolidated statements of cash flows for the three and nine month periods ended September 30, 2001 and October 1, 2000 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2000.


2.     Inventories:

       -------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2001                 2000
       -------------------------------------------------------------------------------------------------------
       Raw materials                                                         $     61,199          $   107,767
       Work in process                                                             18,035               56,521
       Finished goods                                                              12,494               25,493
       Other                                                                        1,179                2,040

       -------------------------------------------------------------------------------------------------------
                                                                             $     92,907          $   191,821
       =======================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------
3.     Long-term debt:

       The Company has incurred recent operating losses resulting in its non-compliance with certain financial covenants contained in its current credit agreement. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The revised terms would establish amended financial and other covenants covering the period up to December 31, 2002, based on the Company's current business plan. During this time period, the facility would bear interest at US base rate plus 2.5%.

       In connection with the amended agreement, the Company has agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the market value at the date of the grant for 1.5% of the total outstanding shares on the effective date of the amendment and 0.5% of the total outstanding shares on December 31, 2002. If an event of default has occurred during the period from the amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive on December 31, 2002 warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the market value at such date. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on the amendment date, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price. The Company will also pay amendment fees of 0.5% of the outstanding debt as at the amendment date and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued in connection with amending the agreement will be accounted for as deferred financing fees and will be deferred and amortized over the remaining term of the facility.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------


4.     Loss per share:


       The following table sets forth the calculation of basic and diluted loss per common share:

       -------------------------------------------------------------------------------------------------------------
                                                         Three months ended                  Nine months ended
                                                  -------------------------------     -----------------------------
                                                   September 30,       October 1,     September 30,      October 1,
                                                            2001             2000              2001            2000
       -------------------------------------------------------------------------------------------------------------
       Numerator:
           Net earnings (loss) before
              extraordinary loss                  $      (34,217)   $       3,305     $     (68,103)  $       1,981
           Less Class L preferred
              entitlement                                      -             (390)                -          (3,164)

       -------------------------------------------------------------------------------------------------------------
       Earnings (loss) before extraordinary item
          available to common shareholders        $      (34,217)   $       2,915     $     (68,103)  $      (1,183)
       =============================================================================================================

       Denominator:
           Weighted-average shares -
              basic                                   28,689,779       20,334,099        28,580,537       8,349,896
           Effect of dilutive securities:
                Employee stock options                         -          332,125                 -               -
                Warrants                                       -          432,008                 -               -
       -------------------------------------------------------------------------------------------------------------
           Weighted-average shares -
              diluted                                 28,689,779       21,098,232        28,580,537       8,349,896
       =============================================================================================================

       Earnings (loss) per share before
          extraordinary item:
           Basic                                  $        (1.19)   $        0.14     $       (2.38)  $       (0.14)
           Diluted                                $        (1.19)   $        0.14     $       (2.38)  $       (0.14)
       =============================================================================================================

       For the three and nine month periods ended September 30, 2001 and the nine month period ended October 1, 2000 options and warrants to purchase common stock were outstanding during those periods but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------

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

6.     Segmented information:


       The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has nine facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges. Prior to 2001, the Company had not incurred any restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

       ------------------------------------------------------------------------------------------------------------
                           Three months ended September 30, 2001           Nine months ended September 30, 2001
                     ----------------------------------------------------------------------------------------------
                                                             Net                                           Net
                          Total      Intersegment       external           Total   Intersegment       external
                        revenue           revenue        revenue         revenue        revenue        revenue
       -------------------------------------------------------------------------------------------------------------
       United States $   113,415      $    (1,831)   $   111,584     $   427,307     $  (40,245)   $   387,062
       Canada              8,596             (931)         7,665          51,276         (2,451)        48,825
       Europe              5,611             (288)         5,323          20,607         (1,239)        19,368
       Mexico             36,526          (34,177)         2,349          85,114        (60,658)        24,456
       -------------------------------------------------------------------------------------------------------------
                     $   164,148      $   (37,227)   $   126,921     $   584,304     $ (104,593)   $   479,711
       =============================================================================================================

       EBITA (before restructuring charges):
           United States                             $   (18,711)                                  $   (17,024)
           Canada                                         (4,226)                                       (4,014)
           Europe                                           (765)                                       (1,331)
           Mexico                                         (6,703)                                      (12,768)
       -------------------------------------------------------------------------------------------------------------
                                                         (30,405)                                      (35,137)

           Interest                                        1,900                                         7,353
           Amortization                                    2,359                                         7,064
       -------------------------------------------------------------------------------------------------------------
       Loss before income taxes
         and restructuring charges                       (34,664)                                      (49,554)

       Restructuring charges (note 7)                     15,101                                        46,799
       -------------------------------------------------------------------------------------------------------------
       Loss before income taxes                      $   (49,765)                                  $   (96,353)
       =============================================================================================================

       Capital expenditures:
           United States                             $     1,915                                   $    10,136
           Canada                                              8                                         1,573
           Europe                                            303                                           546
           Mexico                                          1,172                                         5,343
       -------------------------------------------------------------------------------------------------------------
                                                     $     3,398                                   $    17,598
       =============================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------

6.     Segmented information (continued):

       ---------------------------------------------------------------------------------------------------------------
                                  Three months ended October 1, 2000             Nine months ended October 1, 2000
                              ------------------------------------------     -----------------------------------------
                                                                     Net                                           Net
                                  Total      Intersegment       external           Total   Intersegment       external
                                revenue           revenue        revenue         revenue        revenue        revenue
       ---------------------------------------------------------------------------------------------------------------
       United States          $  188,680      $    (2,130)   $   186,577     $   428,700     $   (5,672)   $   423,028
       Canada                     18,998           (1,541)        17,457          49,003         (3,963)        45,040
       Europe                      5,530             (449)         5,081          14,895         (2,610)        12,285
       Mexico                     27,144           (4,767)        22,377          48,614         (6,006)        42,608
       ---------------------------------------------------------------------------------------------------------------
                              $  240,352      $    (8,860)   $   231,492     $   541,212     $  (18,251)   $   522,961
       ===============================================================================================================

       EBITA:
           United States                                     $     7,104                                   $    16,181
           Canada                                                  2,802                                         5,030
           Europe                                                   (246)                                       (1,468)
           Mexico                                                    540                                           464
           -----------------------------------------------------------------------------------------------------------
                                                                  10,200                                        20,207

           Interest                                                2,665                                        10,569
           Amortization                                            1,663                                         4,165
       ---------------------------------------------------------------------------------------------------------------
       Earnings (loss) before
        income taxes                                         $     5,872                                   $     5,473
       ===============================================================================================================

       Capital expenditures:
           United States                                     $     2,474                                   $     6,439
           Canada                                                    964                                         1,821
           Europe                                                    513                                           732
           Mexico                                                  1,419                                         4,073
       ---------------------------------------------------------------------------------------------------------------
                                                             $     5,370                                   $    13,065
       ===============================================================================================================

       The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

       ---------------------------------------------------------------------------------------------------------------
                                                            Three months ended                  Nine months ended
                                                       ----------------------------       ----------------------------
                                                     September 30,       October 1,     September 30,       October 1,
                                                              2001             2000              2001             2000
       ---------------------------------------------------------------------------------------------------------------
       Geographic revenue:
           United States                               $   102,936       $  206,926       $   403,679       $  465,510
           Canada                                            5,522            4,725            29,266           13,219
           Europe                                           11,640           14,635            34,320           33,085
           Asia                                              6,823            5,206            12,446           11,147

       ---------------------------------------------------------------------------------------------------------------
                                                       $   126,921       $  231,492       $   479,711       $  522,961
       ===============================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S.dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------


6.     Segmented information (continued):

       -------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2001             2000
       -------------------------------------------------------------------------

       Long-lived assets:
           United States                            $    76,132       $   79,136
           Canada                                        22,643           24,540
           Europe                                        19,049           20,410
           Mexico                                        19,051           14,627

       -------------------------------------------------------------------------
                                                    $   136,875       $  138,713
       =========================================================================

SMTC CORPORATION

(Expressed in thousands of U.S.dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------
7.     Restructuring and other charges:

       Restructuring charges:

       During the first quarter of 2001, in response to the slowing technology end market, the Company announced that, along with other cost reduction initiatives, it would close its assembly facility in Denver, Colorado. As a result, the Company recorded restructuring charges of $22,654 pre-tax during the first quarter and $9,044 pre-tax during the second quarter. During the third quarter of 2001, the Company recorded restructuring charges of $15,101 pre-tax related to inventory exposures, the cost of exiting equipment and facility leases, additional severance costs and other facility exit costs. Of the total third quarter restructuring charge, $9,372 pre-tax relates to further costs associated with exiting the Denver facility, and $1,289 pre-tax relates to the closure of our Haverhill, Massachusetts facility. The following tables detail the components of the restructuring charges, and the related amounts included in accrued liabilities:

                                                     Three months     Three months      Three months     Nine months
                                                            ended            ended             ended           ended
                                                         April 1,          July 1,     September 30,   September 30,
                                                             2001             2001              2001            2001
       -------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------
       Inventory reserves included in cost of sales    $    6,900        $   9,044         $   7,162      $   23,106
       -------------------------------------------------------------------------------------------------------------

       Lease and other contract obligations                 5,178                -             3,443           8,621
       Severance                                            2,526                -             1,370           3,896
       Asset impairment                                     5,023                -                 -           5,023
       Other                                                3,027                -             3,126           6,153
       -------------------------------------------------------------------------------------------------------------
                                                           15,754                -             7,939          23,693

       -------------------------------------------------------------------------------------------------------------
                                                       $   22,654        $   9,044         $  15,101      $   46,799
       =============================================================================================================

       Amounts included in accrued liabilities:

                                               Restructuring    Additions for      Payments for   Restructuring
                                                     reserve     three months      three months         reserve
                                                       as at            ended             ended           as at
                                                    July  1,    September 30,     September 30,   September 30,
                                                        2001             2001              2001            2001
       --------------------------------------------------------------------------------------------------------
       Lease and other contract obligations         $  4,765         $  3,443        $   (1,023)    $     7,185
       Severance                                         241            1,370              (368)          1,243
       Other                                           1,966              415            (1,323)          1,058

       --------------------------------------------------------------------------------------------------------
                                                    $  6,972         $  5,228        $   (2,714)    $     9,486
       ========================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S.dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------

7.     Restructuring and other charges (continued):

       First quarter restructuring charges include the costs associated with the closure of the assembly facility in Denver and severance costs associated with restructuring activities in Cork, Ireland and Chihuahua, Mexico. The closure of the assembly facility in Denver involved the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver included all 429 employees. First quarter restructuring charges also include the severance costs related to 847 plant and operational employees at our Mexico facility and 45 plant and operational employees at our Cork, Ireland facility.

       The asset impairment recorded in the first quarter reflects the write-down of certain long-lived assets primarily at the Denver location that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

       Other first quarter facility exit costs include personnel costs and other fees directly related to exit activities at the Denver location.

       Second quarter restructuring charges include costs associated with the closure of the Denver facility.

       Third quarter restructuring charges include further costs associated with the closure of the Denver facility, costs associated with the closure of the Haverhill facility, costs of exiting equipment and facility leases at various locations and severance costs. The severance costs relate to 68 plant and operational employees at our Donegal, Ireland facility, 2 plant and operational employees at our Cork, Ireland facility, 26 plant and operational employees at our Haverhill facility and 68 plant and operational employees at our Mexico facility.

       Other third quarter restructuring charges include accounts receivable charges associated with exiting the Denver facility of $2,210 and other costs of $916 related to the closure of the Haverhill facility.

       The major components of the restructuring are estimated to be complete in the first half of fiscal year 2002.

SMTC CORPORATION

(Expressed in thousands of U.S.dollars, except share quantities and per share amounts)

Three and nine months ended September 30, 2001 and October 1, 2000
(Unaudited)

--------------------------------------------------------------------------------

7.     Restructuring and other charges (continued):

       Other charges:

       During the third quarter the Company recorded other charges totaling $20,923 pre-tax related to accounts receivable and inventory exposures, resulting from the current downturn in the technology sector. Included in cost of sales are other charges of $12,768 related to inventory exposures and included in selling, general and administrative expenses are other charges of $8,155 related to accounts receivable exposures, at various facilities other than the Denver facility (see foregoing discussion under restructuring charges).

8.     Implementation of Recently Issued Accounting Standards:


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

       In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which retains the fundamental provisions of SFAS 121 for assets held for use, provides guidance on the accounting for long-lived assets to be disposed of other than by sale, clarifies the accounting for long-lived assets to be disposed of by sale, and resolves various implementation issues that have arisen subsequent to the issuance of SFAS 121. Statement 144 also broadens the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations. This Statement is effective for fiscal years beginning after December 15, 2001, to be applied prospectively. The Company is currently determining the impact of the new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements of SMTC are prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data (including $15.1 million of pre-tax restructuring charges for the three months ended September 30, 2001 and $46.8 million of pre-tax restructuring charges for the nine months ended September 30,
2001):
(in millions, except share and per share amounts)

                                                   Three Months Ended                    Nine months ended
                                            September 30,       October 1,       September 30,       October 1,
                                               2001                2000              2001               2000
-------------------------------------------------------------------------------------------------------------------
Revenue                                     $      126.9       $     231.5      $      479.7        $      523.0
Cost of sales (including  restructuring
   charges of $7.2 million for the
   three months ended September 30,
   2001 and $23.1 million for the nine
   months ended September 30, 2001)                147.5             211.9             502.9               478.5
                                            -----------------------------------------------------------------------
Gross profit (loss)                                (20.6)             19.6             (23.2)               44.5
Selling, general and administrative
    Expenses                                        16.9               9.3              34.9                24.2
Amortization                                         2.4               1.7               7.1                 4.2
Restructuring charge                                 7.9                 -              23.7                   -
                                            -----------------------------------------------------------------------
Operating income (loss)                            (47.8)              8.6             (88.9)               16.1
Interest                                             1.9               2.7               7.4                10.6
                                            -----------------------------------------------------------------------
Earnings (loss) before income taxes                (49.7)              5.9             (96.3)                5.5
Income tax expense (recovery)                      (15.5)              2.6             (28.2)                3.5
                                            -----------------------------------------------------------------------
Earnings (loss) before extraordinary loss          (34.2)              3.3             (68.1)                2.0
Extraordinary loss                                     -               2.7                 -                 2.7
                                            -----------------------------------------------------------------------
Net earnings (loss)                         $      (34.2)      $       0.6      $      (68.1)       $       (0.7)
                                            =======================================================================
Net earnings (loss) per common share:
     Basic before extraordinary loss        $      (1.19)      $      0.14      $      (2.38)       $      (0.14)
     Extraordinary loss                                -             (0.13)                -               (0.32)
                                            -----------------------------------------------------------------------
     Basic                                  $      (1.19)      $      0.01       $     (2.38)       $      (0.46)
     Diluted                                $      (1.19)      $      0.01       $     (2.38)       $      (0.46)
                                            =======================================================================
Weighted average number of shares
  outstanding:
    Basic                                     28,689,779        20,334,099        28,580,537           8,349,896
    Diluted                                   28,689,779        21,098,232        28,580,537           8,349,896
                                            =======================================================================

Other Financial Data - Consolidated Adjusted Net Earnings (Loss):
(in millions, except share and per share amounts)

                                                          Three months ended                  Nine Months Ended
                                                   September 30,       October 1,       September 30,       October 1,
                                                       2001               2000              2001               2000
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $       (34.2)     $        0.6      $      (68.1)      $      (0.7)
Adjustments:
   Extraordinary loss                                        -               2.7                 -               2.7
   Amortization of goodwill                                2.1               1.5               6.3               3.5
   Restructuring charges                                  15.1                 -              46.8                 -
   Other  charges                                         20.9                 -              20.9                 -
   Income tax effect                                     (11.4)             (0.4)            (21.3)             (0.7)
                                               -----------------------------------------------------------------------
Adjusted  net earnings (loss)                    $        (7.5)     $        4.4      $      (15.4)      $       4.8
                                               =======================================================================
Adjusted net earnings (loss) per common share:
    Basic                                        $       (0.26)     $       0.22      $      (0.54)      $      0.57
    Diluted                                      $       (0.26)     $       0.21      $      (0.54)      $      0.57
                                               =======================================================================
Weighted average number of shares outstanding:
    Basic                                           28,689,779        20,334,099        28,580,537         8,349,896
    Diluted                                         28,689,779        21,098,232        28,580,537         8,349,896
                                               =======================================================================

As a result of the combination of Surface Mount and HTM and a number of subsequent acquisitions, we use consolidated adjusted net earnings (loss) as a measure of our operating performance. Consolidated adjusted net earnings (loss) is consolidated net earnings (loss) adjusted for acquisition related charges such as the amortization of goodwill, restructuring charges, other charges relating to inventory and accounts receivable exposures resulting from the current downturn in the technology sector, and the related income tax effect of these adjustments. Consolidated adjusted net earnings (loss) is not a measure of performance under United States GAAP or Canadian GAAP. Consolidated adjusted net earnings (loss) should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Consolidated Statement of Operations Data (excluding $15.1 million of pre-tax restructuring charges for the three months ended September 30, 2001 and $46.8 million of pre-tax restructuring charges for the nine months ended September 30,
2001):
(in millions, except share and per share amounts)

                                                   Three Months Ended                    Nine months ended
                                            September 30,       October 1,       September 30,       October 1,
                                               2001                2000              2001               2000
-------------------------------------------------------------------------------------------------------------------
Revenue                                     $      126.9       $     231.5      $      479.7        $      523.0
                                            -----------------------------------------------------------------------
Cost of sales                                      140.3             211.9             479.8               478.5
                                            -----------------------------------------------------------------------
Gross profit (loss)                                (13.4)             19.6              (0.1)               44.5
Selling, general and administrative
    Expenses                                        16.9               9.3              34.9                24.2
Amortization                                         2.4               1.7               7.1                 4.2
                                            -----------------------------------------------------------------------
Operating income (loss)                            (32.7)              8.6             (42.1)               16.1
Interest                                             1.9               2.7               7.4                10.6
                                            -----------------------------------------------------------------------
Earnings (loss) before income taxes                (34.6)              5.9             (49.5)                5.5
Income tax expense (recovery)                      (10.9)              2.6             (14.5)                3.5
                                            -----------------------------------------------------------------------
Earnings (loss) before extraordinary loss          (23.7)              3.3             (35.0)                2.0
Extraordinary loss                                     -               2.7                 -                 2.7
                                            -----------------------------------------------------------------------
Net earnings (loss)                         $      (23.7)      $       0.6      $      (35.0)       $       (0.7)
                                            =======================================================================
Net earnings (loss) per common share:
     Basic before extraordinary loss        $      (0.83)      $      0.14      $      (1.23)       $      (0.14)
     Extraordinary loss                                -             (0.13)                -               (0.32)
                                            -----------------------------------------------------------------------
     Basic                                  $      (0.83)      $      0.01       $     (1.23)       $      (0.46)
     Diluted                                $      (0.83)      $      0.01       $     (1.23)       $      (0.46)
                                            =======================================================================
Weighted average number of shares
  outstanding:
    Basic                                     28,689,779        20,334,099        28,580,537           8,349,896
    Diluted                                   28,689,779        21,098,232        28,580,537           8,349,896
                                            =======================================================================

Consolidated statement of operating data excluding restructuring charges is not a measure of performance under US GAAP and has been presented as supplemental information only and should not be considered in isolation or as a substitute for net earnings (loss) prepared in accordance with US GAAP or as an alternative measure of operating performance or profitability.

Other Financial Data - Consolidated Adjusted Net Earnings (Loss):
(in millions, except share and per share amounts)

                                                          Three months ended                  Nine Months Ended
                                                   September 30,       October 1,       September 30,       October 1,
                                                       2001               2000              2001               2000
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before                       $       (23.7)     $        0.6      $      (35.0)      $      (0.7)
   restructuring charges
Adjustments:
   Extraordinary loss                                        -               2.7                 -               2.7
   Amortization of goodwill                                2.1               1.5               6.3               3.5
   Other  charges                                         20.9                 -              20.9                 -
   Income tax effect                                      (6.8)             (0.4)             (7.6)             (0.7)
                                               -----------------------------------------------------------------------
Adjusted  net earnings (loss)                    $        (7.5)     $        4.4      $      (15.4)      $       4.8
                                               =======================================================================
Adjusted net earnings (loss) per common share:
    Basic                                        $       (0.26)     $       0.22      $      (0.54)      $      0.57
    Diluted                                      $       (0.26)     $       0.21      $      (0.54)      $      0.57
                                               =======================================================================
Weighted average number of shares outstanding:
    Basic                                           28,689,779        20,334,099        28,580,537         8,349,896
    Diluted                                         28,689,779        21,098,232        28,580,537         8,349,896
                                               =======================================================================

As a result of the combination of Surface Mount and HTM and a number of subsequent acquisitions, we use consolidated adjusted net earnings (loss) as a measure of our operating performance. Consolidated adjusted net earnings (loss) is consolidated net earnings (loss) adjusted for acquisition related charges such as the amortization of goodwill, restructuring charges, other charges relating to inventory and accounts receivable exposures resulting from the current downturn in the technology sector, and the related income tax effect of these adjustments. Consolidated adjusted net earnings (loss) is not a measure of performance under United States GAAP or Canadian GAAP. Consolidated adjusted net earnings (loss) should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Consolidated Balance Sheet Data:
(in millions)

                                                          As at            As at
                                                      September 30,     December 31,
                                                           2001             2000
----------------------------------------------------------------------------------------
Cash and short-term investments                       $     31.3        $      2.7
Working capital                                            112.3             188.3
Total assets                                               398.8             547.5
Total debt, including current maturities                   138.1             118.0
Shareholders' equity                                       160.7             228.5

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

SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. As HTM acquired Surface Mount for accounting purposes, HTM's assets and liabilities are included in our consolidated financial statements at their historical cost. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998.

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

     . Pensar Corporation, located in Appleton, Wisconsin, which provided us with a wide range of electronics and design manufacturing services, on July 27, 2000 and concurrent with the closing of the initial public offering; and

     . Qualtron Teoranta, with sites in both Donegal, Ireland and Haverhill, Massachusetts (which has subsequently been closed), which allowed us to expand our ability to provide customers with a broad range of services focusing on fiber optic connector assemblies and volume cable assemblies, on November 22, 2000.



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

With the continued economic downturn in the technology sectors, we expect that we will be unable in the near term to maintain the historic growth we have achieved to date.

During the first quarter of 2001, in response to the slowing technology end market, we announced that we would close our Denver, Colorado facility, leaving in place a sales and marketing presence to service the Rocky Mountain region. During the second quarter of 2001, production at the Denver facility, one of the last remaining sites not recently refurbished, was migrated to SMTC facilities closer to customer locations, and to our recently retrofitted and expanded, lower cost Chihuahua facility. In connection with the closure of the Denver facility, and other cost realignment initiatives, we recorded a restructuring charge of $22.7 million pre-tax for the three months ended April 1, 2001 and $9.0 million pre-tax for the three months ended July 1, 2001. For the three months ended September 30, 2001, the Company recorded restructuring charges and other charges of $15.1 million pre-tax and $20.9 million pre-tax, respectively, related to inventory and accounts receivable exposures, the cost of exiting equipment and facility leases, additional severance costs and other facility exit costs. Of the total third quarter 2001 charge, $9.4 million pre-tax relates to further costs associated with exiting the Denver facility and $1.3 million relates to the closure of our Haverhill, Massachusetts facility. The major components of the restructuring are estimated to be complete in the first half of fiscal year 2002.

We used approximately $143.7 million of the proceeds from our initial public offering to reduce indebtedness under our credit facility. On July 27, 2000, we entered into an amended and restated credit facility with our lenders, which provided for an initial term loan of $50.0 million and revolving credit loans, swing line loans and letters of credit up to $100.0 million. As at September 30, 2001, we had borrowed $137.5 million under this facility. The Company has incurred recent operating losses resulting in its non-compliance with certain financial covenants contained in its current credit agreement. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The revised terms would establish amended financial and other covenants covering the period up to December 31, 2002, based on the Company's current business plan. During this time period, the facility would bear interest at US base rate plus 2.5%.

In connection with the amended agreement, the Company has agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the market value at the date of the grant for 1.5% of the total outstanding shares on the effective date of the amendment and 0.5% of the total outstanding shares on December 31, 2002. If an event of default has occurred during the period from the amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive on December 31, 2002 warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the market value at such date. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on the amendment date, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price. The Company will also pay amendment fees of 0.5% of the outstanding debt as at the amendment date and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued in connection with amending the agreement will be accounted for as deferred financing fees and will be deferred and amortized over the remaining term of the facility.

We currently provide turnkey manufacturing services to the majority of our customers. Turnkey manufacturing services typically result in higher revenue and higher gross profits but lower gross profit margins when compared to consignment services.

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

We service our customers through a total of nine facilities located in the United States, Canada, Europe and Mexico. In the third quarter of 2001, approximately 69.1% of our revenue was generated from operations in the United States, approximately 22.2% from Mexico, approximately 5.3% from Canada and approximately 3.4% from Europe. We expect to continue to increase revenue from our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP.

SMTC Corporation

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the periods indicated:

(Excluding $15.1 million of pre-tax restructuring charges for the three months ended September 30, 2001 and $46.8 million of pre-tax restructuring charges for the nine months ended September 30, 2001):

                                                  Three months ended                    Nine months ended
                                             September 30,       October 1,       September 30,       October 1,
                                                 2001               2000              2001               2000
---------------------------------------------------------------------------------------------------------------------
Revenue                                            100.0%          100.0%            100.0%             100.0%
Cost of sales                                      110.6            91.5             100.0               91.5
                                           --------------------------------------------------------------------------
Gross profit (loss)                                (10.6)            8.5               0.0                8.5
Selling, general and administrative
   expenses                                         13.3             4.0               7.3                4.6
Amortization                                         1.9             0.7               1.5                0.8
                                           --------------------------------------------------------------------------
Operating income (loss)                            (25.8)            3.8              (8.8)               3.1
Interest                                             1.5             1.2               1.5                2.0
                                           --------------------------------------------------------------------------
Earnings (loss) before income taxes                (27.3)            2.6             (10.3)               1.1
Income tax expense (recovery)                       (8.6)            1.1              (3.0)               0.7
                                           --------------------------------------------------------------------------
Earnings (loss) before extraordinary loss          (18.7)            1.5              (7.3)               0.4
Extraordinary loss                                     -             1.2                 -                0.5
                                           --------------------------------------------------------------------------
Net earnings (loss)                                (18.7)%           0.3%             (7.3)%             (0.1)%
                                           ==========================================================================

(Including $15.1 million of pre-tax restructuring charges for the three months ended September 30, 2001 and $46.8 million of pre-tax restructuring charges for the nine months ended September 30, 2001):

                                                 Three months ended                    Nine months ended
                                             September 30,       October 1,       September 30,       October 1,
                                                 2001              2000               2001               2000
---------------------------------------------------------------------------------------------------------------------
Revenue                                            100.0%          100.0%            100.0%             100.0%
Cost of sales (including restructuring
   charges of $7.2 million for the three
   months ended September 30, 2001 and
   $23.1 million for the nine months
   ended September 30, 2001)                       116.2            91.5             104.8               91.5
                                             -----------------------------------------------------------------------
Gross profit (loss)                                (16.2)            8.5              (4.8)               8.5
Selling, general and administrative
   expenses                                         13.3             4.0               7.3                4.6
Amortization                                         1.9             0.7               1.5                0.8
Restructuring charge                                 6.3               -               5.0                  -
                                             -----------------------------------------------------------------------
Operating income (loss)                            (37.7)            3.8             (18.6)               3.1
Interest                                             1.5             1.2               1.5                2.0
                                             -----------------------------------------------------------------------
Earnings (loss) before income taxes                (39.2)            2.6             (20.1)               1.1
Income tax expense (recovery)                      (12.2)            1.1              (5.9)               0.7
                                             -----------------------------------------------------------------------
Earnings (loss) before extraordinary loss          (27.0)            1.5             (14.2)               0.4
Extraordinary loss                                     -             1.2                 -                0.5
                                             -----------------------------------------------------------------------
Net earnings (loss)                                (27.0)%           0.3%            (14.2)%             (0.1)%
                                             =======================================================================

Quarter ended September 30, 2001 compared to the quarter ended October 1, 2000

Revenue

Revenue decreased $104.6 million, or 45.2%, from $231.5 million in the third quarter of 2000 to $126.9 million in the third quarter of 2001. The decrease in revenue is due to the impact of the technology market slowdown across the customer base. We recorded approximately $7.0 million of sales of raw materials inventory to customers, which carried no margin, during the third quarter of 2001, compared to $15.6 million in the third quarter of 2000.

Revenue from IBM of $25.9 million, Alcatel of $18.4 million and Dell of $12.9 million for the third quarter of 2001 was 20.4%, 14.5% and 10.2%, respectively, of total revenue. In the third quarter of 2000, revenue from Dell of $31.0 million and Alcatel of $40.2 million represented 13.4% and 17.4%, respectively, of total revenue. No other customers represented more than 10% of revenue in either period.

In the third quarter of 2001, 69.1% of our revenue was generated from operations in the United States, 22.2% from Mexico, 5.3% from Canada and 3.4% from Europe. In the third quarter of 2000, 78.5% of our revenue was generated from operations in the United States, 11.3% from Mexico, 7.9% from Canada and 2.3% from Europe.


Gross Profit

Gross profit, excluding a $7.2 million restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, decreased $33.0 million from $19.6 million in the third quarter of 2000 to a loss of $13.4 million in the third quarter of 2001. The decline in the gross profit was due to $12.8 million of charges related to inventory recorded during the third quarter of 2001 in response to the decline in the technology markets, coupled with the lower sales base and an under-absorption of fixed production overhead costs.

Gross profit including $7.2 million of the total restructuring charge was a loss of $20.6 million in the third quarter of 2001.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $7.6 million from $9.3 million in the third quarter of 2000 to $16.9 million in the third quarter of 2001 because during the third quarter of 2001, $8.1 million of charges related to accounts receivable were recorded in response to the decline in the technology markets. Excluding the charges related to accounts receivable, selling general and administrative expenses declined $0.5 million from $9.3 million in the third quarter of 2000 to $8.8 million for the same period in 2001. As a percentage of revenue, excluding the charges related to accounts receivable, selling general and administrative expenses increased from 4.0% in the third quarter of 2000 to 6.9% in the third quarter of 2001 due to the lower sales base.

Amortization

Amortization of intangible assets of $2.4 million in the third quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets in the third quarter of 2001 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.1 million of deferred equipment lease costs.

Amortization of $1.7 million in the third quarter of 2000 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.4 million related to the acquisition of Pensar, $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.1 million of deferred equipment lease costs.

Restructuring Charge

In response to the economic slowdown, we announced during the first quarter of 2001 that along with other cost realignment initiatives, we would close our assembly facility located in Denver, Colorado. As such, an aggregate restructuring charge of $22.7 million pre-tax was recorded during the first quarter of 2001, consisting of an inventory write-down of $6.9 million, lease and other contractual obligations of $5.2 million, severance costs of $2.5 million, asset impairment charges of $5.0 million and other facility exit charges of $3.1 million. During the second quarter of 2001, a $9.0 million pre-tax charge was recorded relating to a further inventory write-down at our Denver facility. During the third quarter of 2001, an additional $15.1 million pre-tax charge was recorded consisting of a further inventory write-down of $7.2 million related the closure of our Denver facility, lease and other contractual obligations of $3.4 million, severance costs of $1.4 million and other restructuring charges of $3.1 million. Of the third quarter restructuring charge of $15.1 million pre-tax, $9.4 million pre-tax relates to the closure of the Denver facility and $1.3 million pre-tax relates to the closure of our Haverhill, Massachusetts facility.

The cash component of the restructuring charge accrued for at the end of the second quarter of $7.0 million was increased $5.2 million for the third quarter restructuring charges, consisting of lease and other contractual obligations of $3.4 million, severance of $1.4 million and other of $0.4 million, and was drawn down by $2.7 million during the third quarter, consisting of $1.0 million in lease and other contract obligation payments, $0.4 million in severance payments and $1.3 million in other payments. We believe the restructuring accrual remaining of $9.5 million at September 30, 2001 will be sufficient to satisfy the remaining obligations associated with these restructuring activities.

The major components of the restructuring are estimated to be complete in the first half of fiscal year 2002.

Interest Expense

Interest expense decreased $0.8 million from $2.7 million in the third quarter of 2000 to $1.9 million in the third quarter of 2001. The weighted average interest rates with respect to the debt for the third quarter of 2000 and the third quarter of 2001 were 9.3% and 6.7%, respectively.

Income Tax Expense

In the third quarter of 2001, an income tax recovery of $15.5 million was recorded on a pre-tax loss of $49.7 million resulting in an effective tax recovery rate of 31.2%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We are also unable to deduct $1.0 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

In the third quarter of 2000, an income tax expense of $2.6 million was recorded on a pre-tax income of $5.9 million resulting in an effective income tax rate of 44.1%, as we were not able to claim a recovery on losses of $0.2 million incurred by our Irish subsidiary or deduct $0.6 million of goodwill expense related to the combination of Surface Mount and HTM.

Extraordinary Item

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

Nine months ended September 30, 2001 compared to nine months ended October 1,
2000

Revenue

Revenue decreased $43.3 million, or 8.3%, from $523.0 million for the nine month period ended October 1, 2000 to $479.7 million for the nine month period ended September 30, 2001. The decrease in revenue is due to the effects of the general decline in the technology market. We recorded approximately $29.6 million of sales of raw materials inventory to customers, which carried no margin, during the first nine months of 2001, compared to $36.1 million during the first nine months of 2000.

Revenue from IBM of $78.5 million and Dell of $51.3 million for the nine month period ended September 30, 2001 was 16.4% and 10.7%, respectively, of total revenue for the period. Revenue from Dell for the nine months ended October 1, 2000 was $96.3 million, or 18.4% of total revenue for the period. No other customers represented more than 10% of revenue in either period.

For the nine month period ended September 30, 2001, 73.1% of our revenue was generated from operations in the United States, 14.6% from Mexico, 8.8% from Canada and 3.5% from Europe. During the nine month period ended October 1, 2000, 79.2% of our revenue was generated from operations in the United States, 9.1% from Canada, 9.0% from Mexico and 2.7% from Europe.

Gross Profit

Gross profit, excluding the $23.1 million portion of our restructuring charge that related to a write-down of inventory in connection with the closure of our Denver facility, decreased $44.6 million from $44.5 million for the nine months ended October 1, 2000 to a loss of $0.1 million for the nine months ended September 30, 2001. The decline in the gross profit was due to $12.8 million of charges related to inventory recorded during the third quarter of 2001 in response to the decline in the technology markets, coupled with the lower sales base and an under-absorption of fixed production overhead costs.

Gross profit for the first nine months of 2001, including the $23.1 million restructuring charge, was a loss of $23.2 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $10.7 million from $24.2 million for the nine months ended October 1, 2000 to $34.9 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, $8.1 million of charges related to accounts receivable were recorded in response to the decline in the technology markets. Excluding the charges related to accounts receivable, selling general and administrative expenses increased $2.6 million from $24.2 million in the nine months ended October 1, 2000 to $26.8 million for the nine months ended September 30, 2001 due to the acquisitions of Pensar and Qualtron. As a percentage of revenue, excluding the charges related to accounts receivable, selling general and administrative expenses increased from 4.6% for the nine months ended October 1, 2000 to 5.6% for the nine months ended September 30, 2001 due to the acquisitions of Pensar and Qualtron and to the lower sales base.

Amortization

Amortization of intangible assets of $7.1 million in the first nine months of 2001 included the amortization of $1.8 million of goodwill related to the combination of Surface Mount and HTM, $1.2 million of goodwill related to the acquisition of W.F. Wood, $2.1 million related to the acquisition of Pensar and $1.2 million related to the acquisition of Qualtron. Amortization of intangible assets in the first nine months of 2001 also included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs.

Amortization of $4.2 million in the first nine months of 2000 included the amortization of $1.7 million of goodwill related to the combination of Surface Mount and HTM, $1.3 million of goodwill related to the acquisition of W.F. Wood, $0.4 million related to the acquisition of Pensar, $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs.

Restructuring Charge

In response to the economic slowdown, we announced during the first quarter of 2001 that along with other cost realignment initiatives, we would close our assembly facility located in Denver, Colorado. During the third quarter of 2001, we also closed our Haverhill, Massachusetts facility. As such, an aggregate restructuring charge of $46.8 million pre-tax was recorded, consisting of an inventory write-down of $23.1 million, lease and other contractual obligations of $8.6 million, severance costs of $3.9 million, asset impairment charges of $5.0 million and other facility exit charges of $6.2 million. Of the total restructuring charge, $37.5 million relates to the closure of our Denver facility. The closure of the assembly facility in Denver involves the severance of employees, the disposition of assets and the decommissioning, exiting and subletting of the facility. The severance costs related to Denver include all 429 employees. The severance costs also include 68 plant and operational employees at our Donegal,

Ireland facility, 47 plant and operational employees at our Cork, Ireland facility, 26 plant and operational employees at our Haverhill facility and 915 plant and operational employees at our Mexico facility.

The asset impairment reflects the write-down of certain long-lived assets primarily at the Denver location that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values. Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

The non-cash component of the write-down is $30.3 million.

We recorded an income tax recovery of $13.7 million related to the restructuring charge at an effective rate of 29.3%. The after-tax restructuring charge was $33.1 million.

The cash component of the restructuring charge of $16.5 million consists of lease and other contract obligations of $8.6 million, severance costs of $3.9 million and other of $3.5 million. To September 30, 2001, $6.5 million has been paid out, including lease and other contract obligation payments of $1.4 million, severance payments of $2.7 million and other payments of $2.4 million. We believe the restructuring accrual remaining of $9.5 million at September 30, 2001 will be sufficient to satisfy the remaining obligations associated with these restructuring activities.

The major components of the restructuring are estimated to be complete in the first half of fiscal year 2002.

Interest Expense

Interest expense decreased $3.2 million from $10.6 million for the nine months ended October 1, 2000 to $7.4 million for the nine months ended September 30, 2001 due to a reduction of debt as a result of the initial public offering and lower levels of inventory and receivables, combined with lower interest rates. The weighted average interest rates with respect to the debt for the nine months ended October 1, 2000 and the nine months ended September 30, 2001 were 9.5% and 7.6%, respectively.

Income Tax Expense

For the nine month period ended September 30, 2001 an income tax recovery of $28.2 million was recorded on a pre-tax loss of $96.4 million resulting in an effective tax recovery rate of 29.3%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $3.0 million of goodwill related to the combination of Surface Mount and HTM and the acquisition of Qualtron.

For the nine month period ended October 1, 2000, we recorded an income tax expense of $3.5 million on earnings of $5.5 million, which produced an effective tax rate of 63.6% as we were not able to claim a recovery on losses of $1.4 million incurred by our Irish subsidiary or deduct $1.7 million of goodwill expense related to the combination of Surface Mount and HTM.

Extraordinary Item

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and from borrowings under our senior credit facility and our access to the capital markets. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will be to meet debt service requirements and to finance capital expenditures and working capital requirements.

Net cash used for operating activities for the nine month period ended October 1, 2000 was $118.8 million compared to net cash generated from operating activities of $29.9 million for the nine month period ended September 30, 2001. Lower levels of activity and our continued focus on improving our accounts receivable and inventory levels during the period led to the reduced use of working capital.

Net cash provided by financing activities for the nine month period ended October 1, 2000 was $149.5 million due to the proceeds from issuance of capital stock of $182.6 million and proceeds from the issue of warrants of $2.5 million, which was offset by repayment of long-term debt and capital leases and debt issuance costs of $33.0 million, $1.1 million and $1.5 million respectively. Net cash provided by financing activities for the nine month period ended September 30, 2001 was $16.5 million due to the increase in long-term debt of $21.7 million and proceeds from issuance of capital stock on the exercise of options of $0.3 million, both of which were offset by repayment of capital leases of $0.3 million and loans issued to shareholders of $5.2 million. As at September 30, 2001, we had borrowed $137.5 million under our credit facility. We intend to continue to borrow under our credit facility to finance working capital.

Net cash used in investing activities for the nine months ended October 1, 2000 was $31.4 million due to net purchases of capital and other assets of $13.4 million and the acquisition of Pensar of $18.0 million. Net cash used in investing activities for the nine months ended September 30, 2001 was $17.7 million due to the net purchase of capital and other assets.

The Company has incurred recent operating losses resulting in its non-compliance with certain financial covenants contained in its current credit agreement. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The revised terms would establish amended financial and other covenants covering the period up to December 31, 2002 based on the Company's current business plan. During this time period, the facility would bear interest at US base rate plus 2.5%.

In connection with the amended agreement, the Company has agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the market value at the date of the grant for 1.5% of the total outstanding shares on the effective date of the amendment and 0.5% of the total outstanding shares on December 31, 2002. If an event of default has occurred during the period from the amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive on December 31, 2002 warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the market value at such date. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on the amendment date, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price. The Company will also pay amendment fees of 0.5% of the outstanding debt as at the amendment date and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued in connection with amending the agreement will be accounted for as deferred financing fees and will be deferred and amortized over the remaining term of the facility.

Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current levels of operations and organic growth, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.


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

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which retains the fundamental provisions of SFAS 121 for assets held for use, provides guidance on the accounting for long-lived assets to be disposed of other than by sale, clarifies the accounting for long-lived assets to be disposed of by sale, and resolves various implementation issues that have arisen subsequent to the issuance of SFAS 121. Statement 144 also broadens the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations. This Statement is effective for fiscal years beginning after December 15, 2001, to be applied prospectively. The Company is currently determining the impact of the new standard.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this report on Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs;
(3) the inability to consummate business acquisitions on attractive terms; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) further credit agreement covenant violations; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our largest customer in the nine months ended September 30, 2001 was IBM, which represented approximately 16.4% of our total revenue for such period. Our next five largest customers collectively represented an additional 48.9% of our total revenue in the first nine months of 2001. We expect to continue to depend on a small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron Corporation. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some may have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than we do. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Substantially all of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and is currently experiencing a substantial downturn. The downturn in the electronics industry that began in the first quarter of 2001 has materially adversely affected us. A future recession or a continuation or worsening of the downturn in the electronics industry would also likely have a material adverse effect on our business, financial condition and results of operations.

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

Since 1995, we have completed seven acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects. We have a limited history of owning and operating our acquired businesses on a consolidated basis. There can be no assurance that we will be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. Our rapid growth has placed and will continue to place a significant strain on management, on our financial resources, and on our information, operating and financial systems. If we are unable to manage this growth effectively, it may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to finance future acquisitions, and even if we are able to do so, our acquisition strategy may not succeed.

As part of our business strategy, we would like to continue to grow by pursuing acquisitions of other companies, assets or product lines that complement or expand our existing business. Competition for attractive companies in our industry is substantial. We cannot assure you that we will be able to identify suitable acquisition candidates or finance and complete transactions that we select. Our inability or failure to execute our acquisition strategy may have a material adverse effect on our business, financial condition and results of operations. Also, if we are not able to successfully complete acquisitions, we may not be able to compete with larger EMS providers who are able to provide a total customer solution.

If we do not effectively manage the expansion of our operations, our business may be harmed.

We have grown rapidly in the past few years, and this growth may be difficult to support or sustain. Internal growth and further expansion of services may require us to expand our existing operations and relationships. Expansion has caused, and may continue to cause, strain on our infrastructure, including our managerial, technical, financial and other resources. Our ability to manage any future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our operations and to continue to improve our operational and information systems. We may experience inefficiencies as we integrate new operations and manage geographically dispersed operations. We may incur cost overruns. We may encounter construction delays, equipment delays or shortages, labor shortages and disputes, and production start-up problems that could adversely affect our growth and our ability to meet customers' delivery schedules. We may not be able to obtain funds for this expansion on acceptable terms or at all. In addition, we would incur new fixed operating expenses associated with any expansion efforts, including increases in depreciation expense and rental expense. If our revenue were not to increase sufficiently to offset these expenses, our business, financial condition and results of operations would be materially adversely affected.

If we are unable to respond to rapidly changing technology and process development, we may not be able to compete effectively.

The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. There can be no assurance that we will effectively respond to the technological requirements of the changing market. Further, there can be no assurance that capital will be available in the future or that investments in new technologies will result in commercially viable technological processes.

Our business will suffer if we are unable to attract and retain key personnel and skilled employees.

We depend on the services of our key senior executives, including Paul Walker, Philip Woodard, Gary Walker, Derrick D'Andrade and Frank Burke. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully integrate any acquired companies depends in part on our ability to retain key management and existing employees both at the time of the acquisition and thereafter. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future.

In the first nine months of 2001, we responded to the downturn in the electronics industry by reducing our workforce from 6,173 at December 31, 2000 to approximately 2,500 at September 30, 2001. If demand for our products and services grows, we may find it difficult to expand our workforce to meet that demand.

Risks particular to our international operations could adversely affect our overall results.

Our success will depend, among other things, on successful expansion into new foreign markets in order to offer our customers lower cost production options. Entry into new foreign markets may require considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, operations in a new foreign market may operate at low profit margins or may be unprofitable. Revenue generated outside of the United States and Canada was approximately 12% in 2000. International operations are subject to inherent risks, including:

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At September 30, 2001 we had $137.5 million of indebtedness under our senior credit facility. We may incur additional indebtedness from time to time to finance working capital requirements, capital expenditures or for other purposes. This debt could have adverse consequences for our business, including:

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

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain financial condition tests, which further restrict our ability to operate as we choose. The Company has incurred recent operating losses resulting in its non-compliance with certain financial covenants contained in its current credit agreement. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The revised terms would establish amended financial and other covenants covering the period up to December 31, 2002, based on the Company's current business plan.

Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility.

We have been unable to comply with certain covenants under our credit facility in the past, and we may be unable to do so in the future.

In the past, we have been unable to comply with certain EBITDA-based covenants contained in our credit agreement. On November 19, 2001, we agreed with our lending group to a definitive term sheet, which outlines an amendment to the terms of the credit agreement. The amendment would contain new covenants, including financial covenants based on our current business plan, that we must comply with. Certain of these covenants must be met on a weekly basis, on a monthly basis, and/or on a quarterly basis. If we violate any of these new covenants (or any of the existing covenants contained in the credit agreement) and we are considered to be in default under the credit agreement, we are at risk for the lenders to call in the entire amount outstanding under the facility, which at September 30, 2001 was $137.5 million.

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

Investment funds affiliated with Bain Capital, Inc., investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 13.4%, 12.1%, 7.1% and 13.2%, respectively, of our outstanding shares as of September 30, 2001. In addition, two of the nine directors who serve on our board are, or were, representatives of the Bain funds, two are representatives of the Celerity funds, two are representatives of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended September 30, 2001 was 6.7%. Our debt of $137.5 million bore interest at 5.3% on September 30, 2001 based on the Eurodollar base rate. If the Eurodollar base rate increased by 10% our interest rate would rise to 5.6% and our interest expense would have increased by approximately $0.1 million for the third quarter of 2001.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

                           PART II OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company maintains a credit facility, under which it had borrowed $137.5 million at September 30, 2001. The Company failed to comply with certain EBITDA-based covenants contained in the credit agreement at the end of the third quarter and was unable to cure such default with thirty days thereafter.

The Company and its lenders have agreed to a term sheet for waivers of those EBITDA-based covenants and for amendments of the covenants that would apply for the period up to December 31, 2002 to correspond to the Company's current business plan.


ITEM 5.   OTHER INFORMATION

The Company announced in a press release on October 2, 2001 that it has hired Frank Burke as the Company's Chief Financial Officer. Mr. Burke's employment offer letter is attached hereto as Exhibit 10.1.

On October 26, 2001, the Board appointed William Brock to the Board of Directors to fill the vacancy created by the resignation of Prescott Ashe from the Board for the remainder of Mr. Ashe's term, which expires at the annual meeting of stockholders in 2002. The Board also appointed Mr. Brock to the Audit Committee of the Board.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits:
          ----------------
          10.1 Employment offer letter from the Company to Frank Burke dated July 26, 2001.

          10.2 Lease agreement between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.

     (b)  Reports on Form 8-K:   None.
          --------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                SMTC CORPORATION

                                      By:   /s/  Paul Walker
                                            ----------------
                                          Name: Paul Walker
                                          Title: President and CEO


                                      By:    /s/ Frank Burke
                                             ---------------
                                          Name: Frank Burke
                                          Title: Chief Financial Officer

Date: November 19, 2001

                                  EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

10.1           Employment offer letter from the Company to Frank Burke dated
               July 26, 2001.
10.2 Lease agreement between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.