Form 10-K
period 2001-12-31
SMTC CORP
filed 2002-03-29
CIK 1108320

================================================================================
                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from       to

                          Commission File Number 0-31051

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $33,600,606, on March 15, 2002, including the value of exchangeable shares of the registrant's subsidiary, SMTC Manufacturing Corporation of Canada, exchangeable for common stock of the registrant. For purposes of the foregoing sentence, the term ''affiliate'' includes each director and executive officer of the registrant and each holder of more than 5% of the registrant's common stock. The computation of the aggregate market value is based upon the closing prices of the common stock and the exchangeable shares as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on March 15, 2002.

   As of March 15, 2002, SMTC Corporation had 23,132,220 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 15, 2002, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 5,557,559 exchangeable shares outstanding, excluding exchangeable shares owned by SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement relating to the registrant's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.
================================================================================

                                    PART I

                          FORWARD-LOOKING STATEMENTS

   This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results.'' Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 1:  Business

                                   BUSINESS

Overview

   SMTC Corporation ("We" or "SMTC" or the "Company") provides advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We service our customers through eight manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, Europe and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support.

   We have customer relationships with industry leading OEMs such as IBM, Alcatel, Dell, EMC and Lucent Technologies. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource manufacturing services to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with our customers and are highly responsive to them throughout the design, manufacturing and distribution process, providing services that allow them to focus on their core competencies of sales, marketing and research and development. We seek to grow our business through the addition of new, high quality customers and the expansion of our relationships with existing customers.

   We believe that our key competitive advantages include our commodity management capabilities, leading edge equipment and processes that are consistent from site to site, customer focused team-based approach, global supply chain management capabilities and web-based systems that electronically link us with our customers and suppliers in real time, enhancing our supply chain management capabilities.

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

   During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and addressing our excess equipment. Accordingly, in 2001, we recorded restructuring charges of $67.6 million pre-tax consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities and other charges of $27.3 million pre-tax consisting of accounts receivable, inventory and asset impairment charges. In addition, in March 2002, we announced that we are closing our Cork, Ireland facility and that we are taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation. We expect to take an $8-10 million charge against earnings for the first quarter of 2002 as a result of such closing.

Industry Background

   The EMS industry provides manufacturing services to OEMs in the electronics marketplace. During 2001, the EMS industry was adversely affected by the reduced demand for electronics products. We believe the EMS market will return to growth, fueled by the increased outsourcing of manufacturing by OEMs, by OEMs' need for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles and the divestiture of OEM manufacturing assets to EMS businesses. We believe that OEMs decide to outsource manufacturing in order to take advantage of the technology and manufacturing expertise of EMS companies, eliminate manufacturing overhead, reduce time-to-market of products, improve supply chain efficiency, and access worldwide manufacturing capabilities.

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

The SMTC Customer Solution

   SMTC has developed and implemented unique operating models and management systems to offer greater efficiency, flexibility and cost effectiveness. The goal of these systems is to provide a higher level of employee and team accountability and an enhanced ability to exceed customer's expectations. Our customers benefit from the following components of the SMTC solution:

   Commodity Management. The Commodity Management Group provides customers with product life cycle analysis identifying high risk components due to obsolescence or technology upgrades and provides recommendations to maintain a continuous production flow.

   Copy Exact Model. All of SMTC's sites operate under the same model with identical systems, processes and equipment. This enables customers to seamlessly transfer their production to alternative sites to reduce costs and meet shifts in demand.

   Team Oriented Production System. Our customer focused model defines each customer as a separate business unit with dedicated equipment, a dedicated materials and program management team, quality personnel and focused business systems. This approach enables teams to be tailored to specific customer requirements, allowing the smallest and largest customers to receive the same level of focus and breadth of service.

   eBusiness. SMTC has implemented web-based systems through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with its customers and suppliers. These systems accelerate the timeliness and effectiveness of decision making and efficiently reach SMTC's geographically dispersed facilities.

   Supply Chain Management. SMTC works with its customers to set up customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. These systems focus on minimizing the risk of inventory shortfalls or excesses and improve overall cost effectiveness.

The SMTC Strategy

   Our objective is to provide OEM customers worldwide a complete EMS solution which offers the advantages of electonics outsourcing, such as access to advanced manufacturing technologies, reduced costs and faster time-to-market. We intend to achieve this objective by pursuing the following business strategies:

   Leverage our Global Presence in Strategic Markets. We have established facilities in several regions of the world. Each assembly facility we operate is held to the same high standards of excellence and uses a similar plant layout. This allows us to continue to enjoy the benefits of fully integrated factories and allows our customers to have choices in manufacturing locations to best suit their needs. Since 1995, we have expanded from our first facility located in Toronto, Ontario to eight facilities located in the United States, Canada, Europe and Mexico.

   Continue to Provide Leading Edge Supply Chain Management Capabilities. We remain fully committed to maintaining our leadership position in supply chain management through the use of innovative management strategies. We believe our web-based collaborative planning system is enabling us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

   Provide Advanced Technological Capabilities and Comprehensive Service Offerings. We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers' operations. Through our investment in leading-edge assembly and logistics technologies, as well as our investment in design, engineering and test capabilities, we are able to supply our customers a variety of advanced design and manufacturing solutions. These capabilities include micro ball grid arrays, complex circuitry layouts, manufacturing and testing of wireless products and manufacturing of ethernet cards, among others. Additionally, building on our integrated engineering and manufacturing capabilities, we provide our customers with services ranging from initial product design and prototype production to final product assembly, test and distribution directly to our customers. We believe that this provides greater control over quality, delivery and costs and enables us to offer our customers a complete cost effective solution.

Our Services

   Our full range of value-added supply chain services include product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support. More specifically, our services include:

   Product Development. We provide services across the entire product life cycle including product design, prototyping, qualification testing, value and sustaining engineering.

   Product Assembly. We provide advanced product assembly and test services combined with leading edge manufacturing equipment and processes. Our flexible environment can support low to high volume production and a wide range of product mix and complexity requirements.

   Interconnect. We are experienced in the design, development and manufacture of interconnect assemblies such as optical and electrical cable and harness assemblies.

   Enclosures. We offer customers sheet metal fabrication services used in the assembly of a full range of electronic enclosures.

   System Integration. We offer a broad range of full system build capabilities to support our end-to-end solutions. The system integration process is designed to meet all customer requirements and deliver a final product directly to the end user.

Our Customers

   We target OEMs primarily in the networking, industrial and communications sectors. 2001 revenue from customers was allocated by industry as follows: 37% from networking, 34% from industrial and 29% from communications.

   We have customer relationships with industry leading OEMs such as IBM, Alcatel, Dell, EMC and Lucent Technologies. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

 .  High-end storage
   devices                 .  Point of sale terminals .  DSL equipment
 .  Mid-range servers      .  Power supplies          .  Switches
 .  High-end computing     .  Semiconductor test      .  Wireless handheld
   components              equipment                  devices
 .  Linux servers          .  Industrial controls     .  Voice-over IP gear
 .  Redundant backup       .  Currency recognition    .  Voice messaging
   systems                 systems                    equipment

Marketing and Sales

   We market our services through a focused strategy that emphasizes our team based approach to servicing our customers. In addition to developing relationships with established industry leading OEMs, we also target selected emerging companies. We target prospective customers in the networking, industrial and communications markets. We are focused on building relationships with customers that require a volume of production that complements our customer-focused team-based approach and supply chain offerings. In all cases, our goal is to allocate our program management, engineering and manufacturing resources, business systems and assets on a customer-by-customer basis, enabling each of our customers to have a dedicated environment that operates as a virtual extension of its business.

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

   We believe that in order to continue to offer our customers leading services, we and our customers and suppliers must create virtual enterprises, sharing information and making joint decisions to ensure a fast and cost-effective response to the market. Through a web-based user interface, our customers and suppliers have direct access to our supply chain management database. Customers are able to monitor the availability and supply of component parts in real time. Communication is streamlined throughout the supply chain, allowing our customers to receive timely feedback from us and allowing us to receive real time input from our suppliers. WebPLAN and Lotus Notes are the foundation for our e-business solution.

Technology, Processes and Development

   We use advanced technology in the assembly and testing of the products we manufacture. We believe that our processes and skills are among the most sophisticated in the industry. Surface mount technology is the principal technology for the assembly of printed circuit boards. Our customer-focused factories include predominantly surface mount technology lines, which are highly flexible and are continually reconfigured to meet customer-specific product requirements. We also work with a wide range of substrate types from thin flexible printed circuit boards to highly complex, dense multilayer boards. In addition, our assembly capabilities are complemented by advanced test capabilities. We believe that our inspection technology is among the most sophisticated in the EMS industry. In addition to expertise in surface mount assembly, we have extensive capabilities in box and system build, customer order fulfillment, design, enclosure and cable/interconnect manufacturing.

Our Suppliers

   With the implementation of our web-based collaborative planning systems, our customers' needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2001 we purchased approximately $500 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

   We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers such as supplier owned inventory and other SMTC supply chain velocity and flexibility programs. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers are generally responsible for all goods manufactured on their behalf.

   During 2001, no supplier represented more than 10.0% of our total purchases.

Competition

   The EMS industry is highly fragmented and comprised of a large number of domestic and foreign companies, several of which have achieved substantial market share. The intense competition we face is provided by many independent companies as well as in-house manufacturing capabilities of current and potential customers who evaluate our capabilities against the merit of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. Our competitors include Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark and Plexus, as well as numerous other smaller EMS providers. Certain of our competitors may have greater manufacturing, financial, research and development and marketing resources than we do. We believe that the principal competitive factors in our segments of the EMS industry are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication, the provision of value-added services and geographic locations. Failure to satisfy any of the foregoing requirements could seriously harm our business.

Governmental Regulation

   Our operations are subject to certain federal, state, provincial and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process.

   To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Recent Developments

   In June 2001, we closed our assembly facility in Denver, Colorado, leaving in place a sales and marketing presence to service the Rocky Mountain Region. Production at the Denver facility, one of the last remaining SMTC sites not recently refurbished, has been migrated to SMTC facilities closer to customer locations and to our recently retrofitted and expanded lower cost Chihuahua, Mexico facility. In September 2001, we closed our Haverhill, Massachusetts interconnect facility. During 2001, we took a one-time pre-tax charge of $67.6 million associated with our facility rationalization.

   As a result of restructuring actions and market conditions we have incurred a significant operating loss, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002.

   In March 2002, we announced that we are closing our facility in Cork, Ireland and that we are taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation. We will continue to conduct European operations through our Donegal, Ireland facility, a separately owned subsidiary. We expect to take an $8-10 million charge against earnings for the first quarter of 2002 as a result of such facility closing. In addition, in March 2002 we were advised that Simoco, a customer we served from our facility in Cork, had an Administrator appointed by the courts in the United Kingdom as part of a financial restructuring. We are continuing discussions with the Administrator to mitigate our risk and we remain prepared to provide manufacturing services to the Simoco Administrator once Simoco's restructuring is complete.

Employees

   As of December 31, 2001, we employed approximately 2,600 full time employees worldwide. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We do not have any permanent leased employees. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

   As of December 31, 2001 with the exception of approximately 415 of our employees in Mexico and 230 of our employees in Ireland, none of our employees are unionized. In March 2002, we terminated all of the 154 unionized employees in Cork, Ireland. We have never experienced a work stoppage or strike and believe that our employee relations are good.

   During 2001, in connection with resizing due to the downturn in the technology market, we eliminated 429 employees at the Denver facility which was closed in June 2001, 26 plant and operational employees at the Haverhill facility which was closed in September 2001, 915 plant and operational employees at the Mexico facility, 47 plant and operational employees at the Cork, Ireland facility and 68 plant and operational employees at the Donegal, Ireland facility.

Our Structure and Our History

   The SMTC family of companies includes the following companies, with their jurisdictions of incorporation or organization in parentheses:

   SMTC Corporation (Delaware)
   HTM Holdings, Inc. (Delaware)
   SMTC de Chihuahua S.A. de C.V. (Mexico)
   SMTC Manufacturing Corporation of California (California)
   SMTC Manufacturing Corporation of Canada (Ontario)
   STMC Manufacturing Corporation of Colorado (Delaware)
   SMTC Manufacturing Corporation of Ireland Limited (Ireland)
   SMTC Manufacturing Corporation of Massachusetts (Massachusetts) SMTC Manufacturing Corporation of North Carolina (North Carolina) SMTC Manufacturing Corporation of Texas (Texas)
   SMTC Manufacturing Corporation of Wisconsin (Wisconsin)
   SMTC Mex Holdings, Inc. (Delaware)
   SMTC Nova Scotia Company (Nova Scotia)
   Qualtron, Inc. (Massachusetts)
   SMTC Teoranta (Ireland)
   SMTC Ireland Company (Ireland)

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

   Since the combination, we acquired Zenith's facility in Chihuahua, Mexico, a transaction which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we acquired the Boston, Massachusetts based systems integration and precision enclosures business of W.F. Wood, which expanded our operations into the Northeastern United States. In July 2000, we acquired Appleton, Wisconsin based Pensar Corporation, which provided us with an enhanced design engineering and test capability, additional partnerships with leading technology suppliers, a diversification of our customer base and an expanded geographic presence in the Midwestern United States. In November 2000, we acquired Haverhill, Massachusetts based Qualtron, Inc. in connection with the acquisition of its parent company, Qualtron Teoranta, by SMTC Canada. In June 2001, in response to the slowing technology end market, we closed our Denver facility. In September 2001, we closed our Haverhill facility. And in March 2002, we announced that we are closing our Cork, Ireland facility.

Backlog

   Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Item 2:  Properties

Facilities

   We conduct our operations within approximately 900,000 square feet of building space. We believe our facilities are currently adequate for our operating needs. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures and Donegal, Ireland where we manufacture cable and harness interconnect assemblies. Our operating facilities are as follows:

                                           Approx.
                                           Square
                 Location                  Footage Leased/Owned
                 --------                  ------- ------------
                 Toronto, Ontario......... 100,000    Leased
                 San Jose, California.....  75,000    Leased
                 Boston, Massachusetts.... 150,000    Leased
                 Charlotte, North Carolina 125,000    Leased
                 Austin, Texas............  75,000    Leased
                 Appleton, Wisconsin......  75,000     Owned
                 Chihuahua, Mexico........ 250,000     Owned
                 Donegal, Ireland.........  50,000    Leased

   SMTC subsidiaries continue to have the following facilities under lease as of March 20, 2002, but have exited operations and are seeking to exit the leases:

                                          Approx.
                                          Square
                 Location                 Footage Leased/Owned
                 --------                 ------- ------------
                 Denver, Colorado........ 100,000    Leased
                 Haverhill, Massachusetts  20,000    Leased
                 Cork, Ireland...........  50,000    Leased

   In June 2001, we closed our assembly facility in Denver, Colorado, leaving in place a sales and marketing presence to service the Rocky Mountain Region and in September 2001, we closed our interconnect facility in Haverhill. In March 2002, we announced that we are closing our facility in Cork, Ireland.

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

Item 4:  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock began trading on The Nasdaq National Market under the symbol SMTX on July 21, 2000. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq. On March 15, 2002, the Company's common stock closed at $2.31 per share and had a high price of $2.34 and a low price of $2.25 on that date.

                                                          2000
                                                      -------------
                                                       High   Low
             -                                        ------ ------
             First Quarter........................... $   -- $   --
             Second Quarter..........................     --     --
             Third Quarter (commencing July 21, 2000)  28.06  16.56
             Fourth Quarter..........................  25.00   9.00

                                                          2001
                                                      -------------
                                                       High   Low
                                                      ------ ------
             First Quarter........................... $17.38 $ 2.94
             Second Quarter..........................   5.20   1.50
             Third Quarter...........................   3.11   1.00
             Fourth Quarter..........................   1.95   0.53

   As of March 15, 2002, there were approximately 7,000 holders of record of the Company's common stock.

   The Company's capital stock consists of 60,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 15, 2002, 23,132,220 shares were issued and outstanding; and 5,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 15, 2002, one share was issued and outstanding.

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

  Selected Financial Data

   The selected financial data includes the following:

    . The results of operations, adjusted net earnings and other financial data for 1997 and 1998 represent the results of operations, adjusted net earnings and financial data for HTM. For accounting purposes, HTM is considered to have acquired Surface Mount in the July 1999 combination.

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

    . The results of operations, adjusted net earnings and other financial data for 2001 include a full year of results for HTM, Surface Mount, W.F. Wood, Pensar and Qualtron.

   The data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

   Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in Note 23 to our consolidated financial statements. The differences between the line items under United States GAAP and those as determined under Canadian GAAP are not significant except as follows: under Canadian GAAP the 1999 and 2000 extraordinary losses would have been reported as pre-tax expenses of $2.1 million and $4.3 million, respectively. Accordingly, the 1999 loss before income tax recovery would be $2.8 million, income tax recovery would be $0.7 million and net loss would be unchanged at $2.1 million under Canadian GAAP. The 2000 income before income taxes would be $9.4 million, income tax expense would be $5.7 million and net earnings would be unchanged at $3.7 million under Canadian GAAP. Also, in 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date.

Consolidated Statement of Operations Data: (in millions, except per share amounts)

                                                                      Year Ended
                                           ---------------------------------------------------------------
                                           December 31, December 31, December 31, December 31, December 31,
                                               1997         1998         1999         2000         2001
                                           ------------ ------------ ------------ ------------ ------------
Revenue...................................    $59.0        $ 89.7       $258.0       $782.7      $ 612.2
Cost of sales (including restructuring
  charges of $25.4 million for the year
  ended December 31, 2001)(a).............     53.6          82.5        236.3        714.4        640.9
                                              -----        ------       ------       ------      -------
Gross profit (loss).......................      5.4           7.2         21.7         68.3        (28.7)
Selling, general and administrative
  expenses................................      2.8           3.3         13.3         34.6         44.1
Amortization..............................       --           0.2          2.0          6.2          9.5
Restructuring charges including the write-
  down of intangible assets(a)............       --            --           --           --         42.2
Recapitalization expenses(b)..............       --           2.2           --           --           --
                                              -----        ------       ------       ------      -------
Operating income (loss)...................      2.6           1.5          6.4         27.5       (124.5)
Interest..................................      0.7           2.0          7.1         13.8          9.3
                                              -----        ------       ------       ------      -------
Earnings (loss) before income taxes(c)....      1.9          (0.5)        (0.7)        13.7       (133.8)
Income tax expense (recovery).............      0.7          (0.2)         0.1          7.4        (29.0)
                                              -----        ------       ------       ------      -------
Earnings (loss) before extraordinary loss.      1.2          (0.3)        (0.8)         6.3       (104.8)
Extraordinary loss(d).....................       --            --         (1.3)        (2.7)          --
                                              -----        ------       ------       ------      -------
Net earnings (loss).......................    $ 1.2        $ (0.3)      $ (2.1)      $  3.6      $(104.8)
                                              =====        ======       ======       ======      =======
Net earnings (loss) per common share:
 Basic before extraordinary loss..........    $0.40        $(0.44)      $(1.89)      $ 0.24      $ (3.66)
 Extraordinary loss.......................       --            --        (0.79)       (0.20)          --
                                              -----        ------       ------       ------      -------
 Basic....................................    $0.40        $(0.44)      $(2.68)      $ 0.04      $ (3.66)
 Diluted..................................    $0.40        $(0.44)      $(2.68)      $ 0.03      $ (3.66)
                                              =====        ======       ======       ======      =======
Weighted average number of shares
  outstanding:
 Basic....................................      3.1           2.1          1.6         13.2         28.6
 Diluted..................................      3.1           2.1          1.6         13.7         28.6
                                              =====        ======       ======       ======      =======

--------
(a) During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $67.6 million consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities. Refer to note 21 to our consolidated financial statements.
(b) Leveraged recapitalization expenses of $2.2 million include transaction costs and compensation expense related to our leveraged recapitalization.
(c) Refer to Note 23 to our consolidated financial statements for a description of differences between United States GAAP and Canadian GAAP.
(d) The extraordinary loss of $1.3 million in 1999 arises from debt prepayment penalties of $0.8 million, the write-off of unamortized debt financing fees of $1.0 million and the write off of the unamortized debt discount of $0.3 million, net of a tax recovery of $0.8 million. The extraordinary loss of $2.7 million in 2000 arises from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million, net of a tax recovery of $1.6 million.

Consolidated Adjusted Net Earnings (Loss): (in millions, except per share amounts)

                                                                   Year Ended
                                        ---------------------------------------------------------------
                                        December 31, December 31, December 31, December 31, December 31,
                                            1997         1998         1999         2000         2001
                                        ------------ ------------ ------------ ------------ ------------
Net earnings (loss)....................    $ 1.2        $(0.3)       $ (2.1)      $ 3.6       $(104.8)
Adjustments:
 Extraordinary loss....................       --           --           1.3         2.7            --
 Amortization of goodwill..............       --           --           1.5         5.3           8.4
 Restructuring and other charges(a)....       --           --            --          --          94.8
 Recapitalization expenses.............       --          2.2            --          --            --
 Management fees.......................       --          0.1           0.7          --            --
 Income tax effect.....................       --         (0.9)         (0.5)       (1.1)        (19.3)
                                           -----        -----        ------       -----       -------
Adjusted net earnings (loss)...........    $ 1.2        $ 1.1        $  0.9       $10.5       $ (20.9)
                                           =====        =====        ======       =====       =======
Adjusted net earnings (loss) per common
  share:
 Basic.................................    $0.40        $0.52        $(0.80)      $0.56       $ (0.73)
 Diluted...............................    $0.40        $0.52        $(0.80)      $0.54       $ (0.73)
                                           =====        =====        ======       =====       =======
Weighted average number of shares
  outstanding:
 Basic.................................      3.1          2.1           1.6        13.2          28.6
 Diluted...............................      3.1          2.1           1.6        13.7          28.6
                                           =====        =====        ======       =====       =======

--------
(a) Includes $25.4 million of restructuring charges from inventory included in cost of sales, $42.2 million of restructuring charges and $27.2 million of other charges.

   The Company has provided information on consolidated adjusted net earnings to supplement its GAAP financial information. Consolidated adjusted net earnings do not have any standardized meaning prescribed by GAAP and are not necessarily comparable to similar measures presented by other issuers. The management of the Company uses consolidated adjusted net earnings to monitor its operations and believe it's a meaningful measure of operating performance due to the history of acquisitions and recent restructurings. Consolidated adjusted net earnings (loss) exclude the effects of amortization of goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures and severance costs) management fees, recapitalization expenses and income tax adjustments. Consolidated adjusted net earnings (loss) are not a measure of performance under United States GAAP or Canadian GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with United States GAAP or Canadian GAAP or as an alternative measure of operating performance or profitability.

Consolidated Balance Sheet Data and Other Financial Data: (in millions)

                                         December 31, December 31, December 31, December 31, December 31,
                                             1997         1998         1999         2000         2001
                                         ------------ ------------ ------------ ------------ ------------
Cash....................................    $ 0.4        $  0.5       $  2.1      $   2.7       $ 12.1
Working capital.........................      4.1           8.1         53.4        188.3         75.3
Total assets............................     31.7          44.2        228.1        547.5        341.4
Total debt, including current maturities      8.2          35.5        134.0        118.0        122.8
Shareholders' equity (deficiency).......      8.4         (10.5)         7.8        228.5        124.7
Capital expenditures....................      0.9           3.2          4.1         25.7         19.1
Cash flows from operating activities....     (0.4)         (3.8)        (6.6)      (104.9)        28.3
Cash flows from financing activities....      1.2           4.3         49.6        159.1          0.2
Cash flows from investing activities....     (0.4)         (0.5)       (41.4)       (53.6)       (19.2)

Quarterly Results

   The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2001. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2000 and 2001. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

                                                    Historical Results Quarter Ended
                                     --------------------------------------------------------------
                                     Apr 2,  July 2, Oct 1, Dec 31, Apr 1,  July 1, Sept 30, Dec 31,
                                      2000    2000    2000   2000    2001    2001     2001    2001
                                     ------  ------- ------ ------- ------  ------- -------- -------
Revenue............................. $124.3  $167.1  $231.5 $259.8  $200.9  $151.9   $126.9  $132.5
Gross profit (loss)(a)..............   11.1    13.7    19.6   23.9     1.5    (4.1)   (20.6)   (5.5)
Earnings (loss) before extraordinary
  loss(b)...........................   (1.4)    0.1     3.3    4.3   (20.0)  (13.9)   (34.2)  (36.7)
Net earnings (loss)(b)..............   (1.4)    0.1     0.6    4.3   (20.0)  (13.9)   (34.2)  (36.7)
Adjusted net earnings (loss)........   (0.6)    1.0     4.4    5.7    (2.9)   (5.0)    (7.5)   (5.5)
Net earnings (loss) per share before
  extraordinary loss(c)............. $(1.16) $(0.53) $ 0.14 $ 0.16  $(0.71) $(0.48)  $(1.19) $(1.28)
Adjusted net earnings (loss) per
  share - diluted(c)................ $(0.81) $(0.18) $ 0.19 $ 0.20  $(0.10) $(0.17)  $(0.26) $(0.19)
Weighted average number of shares
  outstanding - diluted.............    2.4     2.4    21.1   28.7    28.4    28.7     28.7    28.7

--------
(a) Includes restructuring charges of $6.9 million, $9.0 million, $7.2 million and $2.3 million for the quarters ended April 1, 2001, July 1, 2001, September 30, 2001 and December 31, 2001, respectively.
(b) Includes restructuring charges of $22.7 million, $9.0 million, $15.1 million and $20.8 million for the quarters ended April 1, 2001, July 1, 2001, September 30, 2001 and December 31, 2001, respectively.
(c) See reconciliation of net earnings (loss) under US GAAP to adjusted net earnings (loss) on page 15.

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

Overview

   We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, worldwide. Our full range of value-added services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

   During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and addressing our excess equipment. Accordingly, we recorded restructuring charges of $67.6 million pre-tax (consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities) and other charges of $27.3 million pre-tax (consisting of accounts receivable, inventory and asset impairment charges.) (see Restructuring Charges).

   As a result of restructuring actions and market conditions we have incurred a significant operating loss, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002. (See Liquidity and Capital Resources).

   In addition, in March 2002, we announced that we are closing our facility in Cork, Ireland and that we are taking steps to place the subsidiary that operates that facility in voluntary liquidation. We will continue to conduct European operations through our Donegal, Ireland facility, a separately owned subsidiary. We expect to take an $8- 10 million restructuring charge against earnings for the first quarter of 2002 as a result of such facility closing. Also, in March 2002, we were advised that Simoco, a customer we served from our facility in Cork, had an Administrator appointed by the courts in the United Kingdom as part of a financial restructuring. We are continuing discussions with the Administrator to mitigate our risk and remain prepared to provide manufacturing services to the Simoco Administrator once Simoco's restructuring is complete. (see Recent Developments).

   Prior to taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure.

Corporate History

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

    . Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities, in July 1999;

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

Results of Operations

   We currently provide turnkey manufacturing services to the majority of our customers. Turnkey manufacturing services typically result in higher revenue and higher gross profits but lower gross profit margins when compared to consignment services.

   Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customer. Revenue is recognized upon shipment to the customer as performance has occurred, all customer specified acceptance criteria have been tested and met, and the earnings process is considered complete. Actual production volumes are based on purchase orders for the delivery of products. These orders typically do not commit to firm production schedules for more than 30 to 90 days in advance. In order to minimize inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers are generally responsible for all goods manufactured on their behalf.

   The results of operations for the year ended December 31, 1999 include a full year of operating results for HTM, as well as the operating results for Surface Mount from July 30, 1999 through to December 31, 1999 and operating results for W.F. Wood from September 3, 1999 through to December 31, 1999. The results of operations for the year ended December 31, 2000 include a full year of operating results for HTM, Surface Mount and W.F. Wood as well as the results of Pensar from July 27, 2000 through to December 31, 2000 and the results of Qualtron from November 22, 2000 through to December 31, 2000. The results of operations for the year ended December 31, 2001 include a full year of operating results for HTM, Surface Mount, W.F. Wood, Pensar and Qualtron.

   Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in Note 23 to the consolidated financial statements.

   The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

                                                                        December 31, December 31, December 31,
                                                                            1999         2000         2001
                                                                        ------------ ------------ ------------
Revenue................................................................    100.0 %      100.0 %      100.0 %
Cost of sales (including restructuring charges of $25.4 million for the
  year ended December 31, 2001)........................................     91.6         91.3        104.7
                                                                           -----        -----        -----
Gross profit (loss)....................................................      8.4          8.7         (4.7)
Selling, general and administrative expenses...........................      5.2          4.4          7.2
Amortization...........................................................      0.8          0.8          1.6
Restructuring charges including the write-down of intangible assets....       --           --          6.9
                                                                           -----        -----        -----
Operating income (loss)................................................      2.4          3.5        (20.4)
Interest...............................................................      2.7          1.8          1.5
                                                                           -----        -----        -----
Earnings (loss) before income taxes....................................     (0.3)         1.7        (21.9)
Income tax expense (recovery)..........................................       --          0.9         (4.8)
                                                                           -----        -----        -----
Earnings (loss) before extraordinary loss..............................     (0.3)         0.8        (17.1)
Extraordinary loss.....................................................     (0.5)        (0.3)          --
                                                                           -----        -----        -----
Net earnings (loss)....................................................     (0.8)%        0.5%       (17.1)%
                                                                           =====        =====        =====

Year ended December 31, 2001 compared to the year ended December 31, 2000

  Revenue

   Revenue decreased $170.5 million, or 21.8%, from $782.7 million for the year ended December 31, 2000 to $612.2 million for the year ended December 31, 2001. The decrease in revenue is due to the effects of the general decline in the technology market. During 2001 we recorded approximately $32.4 million of sales of raw materials inventory to customers, which carried no margin, compared to $58.7 million for the same period in 2000.

   Revenue from IBM of $120.6 million, Alcatel of $63.8 million and Dell of $61.9 million for the year ended December 31, 2001 was 19.7%, 10.4% and 10.1%, respectively, of total revenue for the period. Revenue from Dell of $124.0 million and Alcatel of $79.8 million for the year ended December 31, 2000 was 15.8% and 10.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

   For the year ended December 31, 2001, 70.2% of our revenue was generated from operations in the United States, 17.4% from Mexico, 8.7% from Canada and 3.7% from Europe. During the year ended December 31, 2000, 77.8% of our revenue was generated from operations in the United States, 9.8% from Mexico, 9.8% from Canada, and 2.6% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

  Gross Profit

   Gross profit decreased $97.0 million from $68.3 million for the year ended December 31, 2000 to a loss of $28.7 million for the year ended December 31, 2001. The decline in the gross profit is due to the $25.4 million portion of our restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, $18.5 million of other charges related to inventory recorded during 2001 in response to the decline in the technology markets, and the lower sales base and an under-absorption of fixed production overhead costs. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts and the ability to sell back inventory to customers or suppliers. If these assumptions change, additional write-downs may be required.

  Selling, General & Administrative Expenses

   Selling, general and administrative expenses increased $9.5 million from $34.6 million for the year ended December 31, 2000 to $44.1 million for the year ended December 31, 2001. This increase is primarily due to $8.2 million of charges related to accounts receivable (of which $7.9 million is considered other charges related to accounts receivable exposures and $0.9 million relates to one-time asset impairment charges that were recorded in 2001 in response to the decline in the technology markets) compared to $2.0 million charges for such items in 2000. The Company determines the allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentration of credit risk and industry conditions.

   Excluding the increase in accounts receivable and other one time charges, selling general and administrative expenses increased $2.4 million from $32.6 million in the year ended December 31, 2000 to $35.0 million for the year ended December 31, 2001 due to the acquisitions of Pensar and Qualtron. As a percentage of revenue, excluding the accounts receivable and other one time charges, selling general and administrative expenses increased from 4.4% for the year ended December 31, 2000 to 5.8% for the year ended December 31, 2001 due to the $2.4 million increase in selling general and administrative expenses and due to the lower sales base.

  Amortization

   Amortization of intangible assets of $9.5 million for fiscal 2001 included the amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, $1.7 million of goodwill related to the acquisition of W.F. Wood, $2.7 million related to the acquisition of Pensar and $1.6 million related to the acquisition of Qualtron. We were amortizing goodwill of $24.9 million resulting from the combination of Surface Mount and HTM, $17.4 million resulting from the acquisition of W.F. Wood, $26.6 million resulting from the acquisition of Pensar and $18.2 million resulting from the acquisition of Qualtron, over a period of ten years. During fiscal year 2001, the Company recorded a write-down of goodwill associated with the acquisition of Qualtron of $16.6 million (see discussion of restructuring charges below). Amortization of intangible assets in 2001 also included the amortization of $0.7 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs and $0.1 million of other deferred costs. The costs associated with our amended and restated senior credit facility are being amortized over the three year remaining term of the debt.

   Amortization of intangible assets for fiscal 2000 of $6.2 million included the amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, $1.7 million of goodwill related to the acquisition of W.F. Wood, $1.1 million related to the acquisition of Pensar and $0.1 million related to the acquisition of Qualtron. Amortization of intangible assets for the year ended December 31, 2000 also included the amortization of $0.6 million of deferred finance costs related to the establishment of our amended and restated senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs.

   Recent accounting pronouncements will change the way we account for goodwill in future periods by requiring us to no longer amortize goodwill. We will also be required to test goodwill for impairment on an annual basis. We are currently reviewing the new pronouncements to determine the impact its adoption will have on our financial position, results of operations and cash flow. (See Recent Accounting Pronouncements).

  Restructuring Charges including the Write-down of Intangible Assets

   During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $67.6 million consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities. In addition, the Company recorded other charges of $27.3 million related primarily to accounts receivable, inventory and asset impairment charges.

   The following tables detail the components of the restructuring charges, and the related amounts included in accrued liabilities:

(in millions)

                                                                         Accrual at
                                                 Total  Non-cash  Cash    December
                                                charges charges  payment  31, 2001
                                                ------- -------- ------- ----------
Inventory write-downs included in cost of sales  $25.4   $(25.4)  $  --     $ --
                                                 -----   ------   -----     ----
Lease and other contract obligations...........    8.7       --    (2.5)     6.2
Severance......................................    3.8       --    (3.2)     0.6
Asset impairment...............................    5.6     (5.6)     --       --
Write-down of intangible assets................   17.8    (17.8)     --       --
Other facility exit costs......................    6.3     (3.0)   (2.5)     0.8
                                                 -----   ------   -----     ----
                                                  42.2    (26.4)   (8.2)     7.6
                                                 -----   ------   -----     ----
                                                  67.6    (51.8)   (8.2)     7.6
Other charges..................................   27.3    (27.3)     --       --
                                                 -----   ------   -----     ----
                                                 $94.9   $(79.1)  $(8.2)    $7.6
                                                 =====   ======   =====     ====

Restructuring charges:

   The write-down of inventory of $25.4 million is associated with the closure of the assembly facility in Denver.

   Lease and other contractual obligations of $8.7 million include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

   Severance costs of $3.8 million are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the re-sizing of the Mexican and Irish facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility, 47 plant and operational employees at the Cork, Ireland facility and 68 plant and operational employees at the Donegal, Ireland facility.

   Asset impairment charges of $5.6 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

   Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

Write-down of intangible assets:

   During fiscal year 2001, the Company recorded a write-down of intangible assets of $17.8 million which includes the write-down of goodwill associated with the Qualtron acquisition of $16.3 million and the write-down of intangible assets of $1.5 million. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," current accounting guidance requires that long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the downturn in the EMS industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. An evaluation under SFAS No. 121 indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron acquisition were less than their carrying value and accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron and certain intangible assets.

   The Company will be required to perform a transitional goodwill impairment evaluation as of January 1, 2002 as a result of recent accounting pronouncements. The change to assessing fair value by reporting unit could result in an impairment charge. (See Recent Accounting Pronouncements).

   In March 2002, we announced that we are closing our Cork, Ireland facility and that we are taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation. We expect to take an $8-10 million charge against earnings for the first quarter of 2002 as a result of such closing.

   The major components of the restructuring are estimated to be complete during fiscal year 2002. The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

  Interest Expense

   Interest expense decreased $4.5 million from $13.8 million for the year ended December 31, 2000 to $9.3 million for the year ended December 31, 2001 due to lower average debt outstanding during 2001 combined with lower interest rates. A portion of the proceeds from the initial public offering were used to reduce the debt outstanding in fiscal year 2000, coupled with lower working capital requirements during fiscal year 2001, resulted in lower average debt outstanding during fiscal year 2001. The weighted average interest rates with respect to the debt for the years ended December 31, 2000 and December 31, 2001 were 9.9% and 8.3%, respectively.

  Income Tax Expense

   For the year ended December 31, 2001 an income tax recovery of $29.0 million was recorded on a pre-tax loss of $133.8 million resulting in an effective tax recovery rate of 21.7%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $4.0 million of goodwill amortization and $17.8 million of goodwill and intangible asset write-downs.

   For the year ended December 31, 2000, we recorded an income tax expense of $7.4 million on pre-tax income of $13.7 million, which produced an effective tax rate of 54.0% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $2.5 million of goodwill amortization.

   At December 31, 2001, the Company had total net operating loss carryforwards of approximately $105.0 million of which $3.0 million and $88.0 million will begin to expire in 2013 and 2022, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

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

   For the year ended December 31, 2000, 77.8% of our revenue was generated from operations in the United States, 9.8% from Canada, 2.6% from Europe and 9.8% from Mexico. For the year ended December 31, 1999, 85.9% of our revenue was generated from operations in the United States, 7.4% from Canada, 2.9% from Europe and 3.8% from Mexico.

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

  Income Tax Expense

   For the year ended December 31, 2000, we recorded an income tax expense of $7.4 million on pre-tax income of $13.7 million, which produced an effective tax rate of 54.0% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $2.5 million of goodwill amortization.

   For the year ended December 31, 1999, an income tax expense of $0.1 million was recorded on a loss before taxes of $0.7 million as we were not able to claim a recovery of losses of $0.5 million by our subsidiary, SMTC Manufacturing Corporation of Ireland Limited, or deduct $0.9 million of goodwill amortization.

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

Liquidity and Capital Resources

   Our principal sources of liquidity are cash provided from operations and borrowings under our senior credit facility. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will be to meet debt service requirements and to finance capital expenditures and working capital requirements.

   2001 Liquidity: Net cash provided by operating activities for the year ended December 31, 2001 was $28.3 million. Lower levels of activity and our continued focus on improving our accounts receivable and inventory levels during the year led to the reduced working capital usage. Inventory turns improved in the fourth quarter of 2001 from the third quarter of 2001 and the fourth quarter of 2000 to 6.4 times from 5.5 times and 4.9 times respectively. Accounts receivable days sales outstanding improved in the fourth quarter of 2001 from the third quarter of 2001 and the fourth quarter of 2000 to 56 days from 65 days and 68 days respectively.

   Net cash provided by financing activities for year ended December 31, 2001 was $0.2 million due to an increase in long-term debt of $7.0 million and proceeds from the issuance of capital stock on the exercise of options of $0.3 million, both of which were offset by repayment of capital leases of $0.4 million, loans issued to shareholders of $5.2 million and the costs associated with the amendment to our credit agreement of $1.5 million.

   Net cash used in investing activities for the year ended December 31, 2001 was $19.2 million due to the net purchase of capital and other assets.

   2000 Liquidity: Net cash used for operating activities for the year ended December 31, 2000 was $104.9 million. The growth of both existing and new customers during fiscal year 2000 led to our increased working capital needs.

   Net cash provided by financing activities for the year ended December 31, 2000 was $159.1 million due to the net proceeds from issuance of capital stock of $179.2 million, and proceeds from the issue of warrants of $2.5 million, which was offset by repayment of long-term debt and capital leases and debt issuance costs of $19.7 million, $1.4 million and $1.5 million respectively.

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

  Capital Resources

   As a result of restructuring actions and market conditions we have incurred a significant operating loss, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002.

   The amended financial covenants included in the revised credit facility include monthly and quarterly minimum cumulative consolidated EBITDA (earnings before interest, taxes, depreciation an amortization) targets, a maximum daily and monthly revolving credit loan balance based on accounts receivable and inventory levels and maximum quarterly capital expenditures. The Company was in compliance with the amended financial covenants at December 31, 2001 and at month's end on January 27, 2002 and February 24, 2002. Continued compliance with the amended financial covenants through December 31, 2002, the end of the amendment period, is dependent on the Company achieving its forecasts inherent in our current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers.

   During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As at December 31, 2001, we had borrowed $122.8 million under this facility.

   In connection with the amendment, the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occurs during the period from the effective amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of grant. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

   The Company also paid amendment fees of $1.5 million comprised of $0.7 million representing 0.5% of the lender's commitments under the revolving credit facilities and term loans outstanding at February 11, 2002 and other amendment related fees of $0.8 million. The Company may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants to be issued in connection with amending the agreement have been accounted for as deferred financing fees.

   In March 2002, we and our lenders executed an amendment to our credit facility to waive the default that would have been caused by placing the subsidiary that operates the Cork, Ireland facility in voluntary liquidation. We paid $140,000 in amendment fees in connection with such amendment.

   As at December 31, 2001, contractual repayments due within each of the next five years are as follows:

(in millions)

                                                              2006 and
  Contractual obligations            2002  2003   2004  2005 thereafter Total
  -----------------------            ----- ----- ------ ---- ---------- ------
  Long-term debt.................... $12.5 $17.5 $ 92.8 $ --    $ --    $122.8
  Capital lease obligations.........   0.3   0.2    0.2   --      --       0.7
  Operating lease obligations.......  21.2  16.8   11.5  3.5     5.9      58.9
                                     ----- ----- ------ ----    ----    ------
  Total contractual cash obligations $34.0 $34.5 $104.5 $3.5    $5.9    $182.4
                                     ===== ===== ====== ====    ====    ======

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

Recently Issued Accounting Standards

   In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121.

   Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142 on January 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by March 31, 2002.

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

   As of January 1, 2002, the Company has unamortized goodwill in the amount of $55.6 million. Amortization expense related to goodwill for the years ended December 31, 1999, 2000 and 2001 was $1.5 million, $5.3 million and $8.4 million, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company has not estimated the impact of these provisions on its financial statements, beyond discontinuing goodwill amortization. The change to a methodology that assesses fair value by reporting unit could result in an impairment charge.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

   The Company is required to adopt Statement 144 for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

   In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

FORWARD-LOOKING STATEMENTS

   A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

   As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2000 to 2001. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during the second half of 2001. If economic conditions worsen, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

   Our largest three customers in 2001 were IBM, Alcatel and Dell which represented approximately 19.7%, 10.4% and 10.1%, respectively, of our total revenue in 2001. Our top ten largest customers (including IBM, Dell and Alcatel) collectively represented approximately 70% of our total revenue in 2001. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

   Substantially all of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and has in the past experienced downturns. A continued recession or a downturn in the electronics industry would likely have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant growth and significant retrenchment in a short period of time.

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

   In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

   We have a limited history of owning and operating our acquired businesses on a consolidated basis. There can be no assurance that we will be able to meet performance expectations or successfully integrate our acquired businesses on a timely basis without disrupting the quality and reliability of service to our customers or diverting management resources. Our rapid growth and subsequent retrenchment has placed and will continue to place a significant strain on management, on our financial resources, and on our information, operating and financial systems. If we are unable to manage effectively, it may have a material adverse effect on our business, financial condition and results of operations.

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

   We depend on the services of our key senior executives, including Paul Walker, Philip Woodard, Gary Walker and Derrick D'Andrade. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully implement our business plan depends in part on our ability to retain key management and existing employees. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely effect our ability to meet customers' delivery schedules.

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

   Revenue generated outside of the United States and Canada was approximately 12.4% in 2001. International operations are subject to inherent risks, including:

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

    .  trade restrictions; and

    .  dependence on key customers.

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

   At December 31, 2001, we had $122.8 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

    .  We will be more vulnerable to adverse general economic conditions;

    . We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

    . We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

    . We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

    . We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

    . We may fail to comply with the covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. As at September 30, 2001, we were in violation of financial covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants consistent with our current revenues and our forecast for 2002. However, there can be no assurance that we will maintain compliance with the covenants under our credit agreement.

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

   The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. As at September 30, 2001, we were in violation of financial covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants consistent with our current revenues and our forecast for 2002. As a result of our non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

   Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility.

Investment funds affiliated with Bain Capital, LLC, investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

   Investment funds affiliated with Bain Capital, LLC, investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 13.4%, 12.1%, 7.1% and 16.7%, respectively, of our outstanding shares as of March 15, 2002. In addition, two of the nine directors who serve on our board are representatives of the Bain funds, two are representatives of the Celerity funds, one is a representative of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

   Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the year ended December 31, 2001 was 7.7%. Our debt of $122.8 million bore interest at 5.2% on December 31, 2001 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 5.7% and our interest expense would have increased by approximately $0.6 million for fiscal year 2001.

Foreign Currency Exchange Risk

   Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

Item 8:  Financial Statements and Supplementary Data

   The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-40.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant

   The information required by this Item is included under the captions "The
Proposal: Election of Directors," ''Directors and Executive Officers" and "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for use in connection with the Company's 2002 Annual Meeting of Stockholders (the ''Proxy Statement'') and is incorporated herein by reference.

Item 11:  Executive Compensation

   The information required by this Item is included under the caption ''Executive Compensation and Related Information'' in the Proxy Statement and is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is included under the caption ''Securities Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement and is incorporated herein by reference.

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

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   (Expressed in thousands of U.S. dollars)

                                            Years ended December 31,
                                            -----------------------
           Reserves for Accounts Receivable 1999    2000     2001
           -------------------------------- -----  -------  -------
              Balance, beginning of year... $(195) $  (514) $(2,368)
              Charge to expense............  (120)  (2,003)  (8,218)
              Written off..................    50      169    3,328
              Added through acquisition....  (249)     (20)      --
                                            -----  -------  -------
              Balance, end of year......... $(514) $(2,368) $(7,258)
                                            =====  =======  =======

                   Report Of Independent Public Accountants

[KPMG LETTERHEAD]

To the Board of Directors of SMTC Corporation

   Under date of February 12, 2002, except as to note 24 which is as of March 19, 2002, we reported on the consolidated balance sheets of SMTC Corporation (formerly HTM Holdings, Inc.) and subsidiaries as at December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2001 included in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended December 31, 2001.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
February 12, 2002

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

Exhibit # Description
--------- -----------
  2.1.1   Reorganization and Merger Agreement dated as of July 26, 1999. (4)
  2.1.2   Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)
  2.2     Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)
  2.3     Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and
          Qualtron, Inc.). (8)
  3.1     Amended and Restated Certificate of Incorporation. (7)
  3.2     Amended and Restated By-Laws. (7)
  3.3     Certificate of Designation. (7)
  4.1.1   Stockholders Agreement dated as of July 27, 2000. (6)
  4.1.2   Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)
  4.2     Form of certificate representing shares of common stock. (3)
  4.3     Warrant to purchase shares of Class L common stock and schedule of warrants attached thereto. (5)
  4.4     Warrant to purchase shares of Class A-1 common stock and schedule of warrants attached thereto. (5)
  4.5     Warrant to purchase shares of Class A-1 and Class L common stock and schedule of warrants attached thereto. (5)
  4.6     15% Senior Subordinated Note and schedule of notes attached thereto. (5)
  4.7     Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing
          Corporation of Canada. (7)
  4.8     Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC
          Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)
  4.9     Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC
          Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia
          Company. (7)
  4.10    Secured Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000. (4)
  4.11    Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
  4.12    Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
  4.13    Demand Note of SMTC Manufacturing Corporation of Canada dated July 3, 2000. (4)
  4.14    Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
  4.15    Secured Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
  4.16    Demand Note of HTM Holdings, Inc. dated July 3, 2000. (4)
 10.1.1   Credit and Guarantee Agreement dated as of July 28, 1999. (4)
 10.1.2   First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999. (5)

Exhibit # Description
--------- -----------
 10.1.3   Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999. (5)
 10.1.4   Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000. (4)
 10.1.5   Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000. (7)
 10.1.6   Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000. (7)
 10.1.7   First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and
          Guarantee Agreement. (9)
 10.1.8   Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and
          Guarantee Agreement. (9)
 10.1.9   Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee
          Agreement. (9)
 10.1.10  Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated
          Credit and Guarantee Agreement.
 10.1.11  First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and
          Collateral Agreement.
 10.1.12  Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated
          Credit and Guarantee Agreement.
 10.2     Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)
 10.3     SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (7)
 10.4.1   Real Property Lease dated as of September 1, 1993 between Ogden Atlantic Design Co., Inc. and
          Garrett and Garrett. (5)
 10.4.2   Lease Renewal Agreement dated as of September 1, 1996 between Atlantic Design Co., Inc. and
          Garrett and Garrett. (5)
 10.4.3   Assignment of Lease dated as of September 16, 1997 between Ogden Atlantic Design Co., Inc. and
          The SMT Centre S.E. Inc. (5)
 10.5     Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F.
          Wood, Inc. (4)
 10.6     Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic
          Design (Europe) Limited. (5)
 10.7     Real Property Sublease Agreement dated March 29, 1996 between Radian International, LLC and
          The SMT Centre of Texas Inc. (5)
 10.8     Real Property Lease, Work Letter Agreement and Lease Addendum between Edwin A. Helwig and
          Barbara G. Helwig and The SMT Centre of Texas Inc. (5)
 10.9     Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments
          Ltd. and The Surface Mount Technology Centre Inc. (5)
 10.10    Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc.
          (5)
 10.11.1  Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors
          LLC and Hi-Tech Manufacturing, Inc. (2)
 10.11.2  First Amendment to Lease. (2)
 10.11.3  Second Amendment to Lease. (2)

Exhibit # Description
--------- -----------
 10.12    Derrick D'Andrade Employment Agreement dated July 30, 1999. (1)*
 10.13    Edward Johnson Employment Agreement dated May 18, 2000. (5)*
 10.14    Gary Walker Employment Agreement dated July 30, 1999. (1)*
 10.15    Paul Walker Employment Agreement dated July 30, 1999. (1)*
 10.16    Philip Woodard Employment Agreement dated July 30, 1999. (1)*
 10.17    Stanley Plzak Employment Agreement dated as of July 27, 2000. (9)*
 10.18    Warrant Subscription Agreement dated as of May 18, 2000. (3)
 10.19    Senior Subordinated Loan Agreement dated as of May 18, 2000. (3)
 10.20    Lease Agreement dated as of June 1, 2000 between SMTC Manufacturing Corporation of North
          Carolina and Garrett and Garrett. (7)
 10.21    Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of
          Massachusetts and Lincoln-Franklin LLC. (7)
 10.22    Class N Common Stock Redemption Agreement dated July 26, 2000. (9)
 10.23    Lease Agreement dated as of May 12, 1998 between the Haverdyne Company, LLC and Qualtron,
          Inc. (9)
 10.24.1  Management Agreement dated July 30, 1999. (1)
 10.24.2  Termination Agreement dated as of July 27, 2000. (9)
 10.25    Share Purchase Agreement dated July 26, 2000 for the purchase of Gary Walker's Class Y shares.
          (9)
 10.26    Funding Agreement dated July 26, 2000. (9)
 10.27    Promissory Note dated July 26, 2000. (9)
 10.28    Pledge Agreement dated July 26, 2000 with respect to shares of common stock of SMTC owned by
          Gary Walker. (9)
 10.29    Class N Common Stock Redemption Agreement dated July 26, 2000. (9)
 10.30.1  Real Estate Sale Agreement between Flextronics International USA, Inc., as Seller, and SMTC
          Manufacturing Corporation of Texas, as Purchaser, dated February 23, 2001. (9)
 10.30.2  First Amendment to Sale Agreement. (10)
 10.31    Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron
          Teoranta. (10)
 10.32.1  Lease Agreement between Flextronics International USA, Inc. and SMTC Manufacturing
          Corporation of Texas. (11)
 10.32.2  First Amendment to Lease. (10)
 10.33    Employment offer letter from SMTC to Frank Burke dated July 26, 2001. (11)*
 10.34    Pledge Agreement dated April 16, 2001 between the Company and Stanley Plzak.
 10.35    Secured Promissory Note dated April 16, 2001 from Stanley Plzak to the Company.
 10.36    Pledge Agreement dated April 16, 2001 between the Company and Richard V. Baxter, Jr.
 10.37    Secured Promissory Note dated April 16, 2001 from Richard V. Baxter, Jr. to the Company.

10.38 Pledge Agreement dated April 16, 2001 between the Company and William M. Moeller.
10.39 Secured Promissory Note dated April 16, 2001 from William M. Moeller to the Company.
10.40 Pledge Agreement dated April 16, 2001 between the Company and Bruce D. Backer.
10.41 Secured Promissory Note dated April 16, 2001 from Bruce D. Backer to the Company.
10.42 Pledge Agreement dated April 16, 2001 between the Company and David E. Steel.
10.43 Secured Promissory Note dated April 16, 2001 from David E. Steel to the Company.
10.44 Registration Rights Agreement dated February 8, 2002 between the Company and Lehman
      Commercial Paper Inc.
10.45 Warrant Agreement dated as of February 8, 2002 between the Company and Mellon Investor Services
      LLC.
21.1  Subsidiaries of the registrant. (9)
23.1  Consent of KPMG LLP, Independent Auditors.

--------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4) Filed as an Exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5) Filed as an Exhibit to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9) Filed as an Exhibit to the Company's Report on Form 10-K for the yearly period ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(10) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.
(11) Filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 19, 2001 (File No. 0-31051) and incorporated by reference herein.

   * Management contract or compensatory plan

   (b) None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMTC Corporation

                                          By: /s/ Paul Walker
                                            -------------------------
                                             Paul Walker
                                             President and Chief Executive
       Officer

Date:  March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

      /S/  PAUL WALKER        President, Chief Executive    March 29, 2002
-----------------------------   Officer and Director
         Paul Walker            (Principal Executive
                                Officer)

      /S/  FRANK BURKE        Vice President and Chief      March 29, 2002
-----------------------------   Financial Officer
         Frank Burke            (Principal Financial and
                                Accounting Officer)

----------------------------- Director                      March 29, 2002
       Stephen Adamson

     /S/  BLAIR HENDRIX       Director                      March 29, 2002
-----------------------------
        Blair Hendrix

      /S/  MARK BENHAM        Director                      March 29, 2002
-----------------------------
         Mark Benham

   /S/  MICHAEL GRIFFITHS     Director                      March 29, 2002
-----------------------------
      Michael Griffiths

       /S/  IAN LORING        Director                      March 29, 2002
-----------------------------
         Ian Loring

     /S/  KHALIL BARSOUM      Director                      March 29, 2002
-----------------------------
       Khalil Barsoum

      /S/  GARY WALKER        Director                      March 29, 2002
-----------------------------
         Gary Walker

     /S/  WILLIAM BROCK       Director                      March 29, 2002
-----------------------------
        William Brock

                               SMTC CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.......................................................................... F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001.......................................... F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001............ F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001............................................................................................ F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001............ F-7
Notes to Consolidated Financial Statements............................................................ F-8

                               AUDITORS' REPORT

To the Board of Directors and Shareholders of SMTC Corporation

   We have audited the accompanying consolidated balance sheets of SMTC Corporation (formerly HTM Holdings, Inc.) and subsidiaries as at December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in accordance with United States of America generally accepted accounting principles.

/s/  KPMG LLP
Chartered Accountants

Toronto, Canada

February 12, 2002, except as to note 24 which is as of March 19, 2002

                               SMTC CORPORATION
                         (FORMERLY HTM HLDINGS, INC.)

                          Consolidated Balance Sheets
                   (Expressed in thousands of U.S. dollars)

                          December 31, 2000 and 2001

                                                                     2000      2001
                                                                   --------  ---------
Assets
Current assets:
   Cash and short-term investments................................ $  2,698  $  12,103
   Accounts receivable (note 4)...................................  194,749     81,374
   Inventories (note 5)...........................................  191,821     80,900
   Prepaid expenses...............................................    5,233      4,782
   Income taxes recoverable.......................................       --        997
   Deferred income taxes (note 10)................................    1,044        632
                                                                   --------  ---------
                                                                    395,545    180,788
Capital assets (note 6)...........................................   58,564     60,416
Goodwill (note 7).................................................   80,149     55,560
Other assets (note 8).............................................    9,859     11,538
Deferred income taxes (note 10)...................................    3,359     33,118
                                                                   --------  ---------
                                                                   $547,476  $ 341,420
                                                                   ========  =========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable............................................... $141,574  $  56,487
   Accrued liabilities............................................   51,695     36,276
   Income taxes payable...........................................    5,458         --
   Current portion of long-term debt (note 9).....................    7,500     12,500
   Current portion of capital lease obligations (note 9)..........      995        198
                                                                   --------  ---------
                                                                    207,222    105,461
Long-term debt (note 9)...........................................  108,305    110,297
Capital lease obligations (note 9)................................    1,242        406
Deferred income taxes (note 10)...................................    2,221        595
Shareholders' equity:
   Capital stock (note 11)........................................   77,427     68,496
   Warrants (note 11).............................................      367         --
   Loans receivable (note 11).....................................      (27)       (13)
   Additional paid-in-capital (note 11)...........................  151,396    161,666
   Deficit........................................................     (677)  (105,488)
                                                                   --------  ---------
                                                                    228,486    124,661
Commitments and contingencies (notes 15 and 16)...................
United States and Canadian accounting policy differences (note 23)
Subsequent event (note 24)........................................
                                                                   --------  ---------
                                                                   $547,476  $ 341,420
                                                                   ========  =========

         See accompanying notes to consolidated financial statements.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

                     Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

                                                                      1999      2000      2001
                                                                    --------  --------  ---------
Revenue............................................................ $257,962  $782,763  $ 612,181
Cost of sales, including restructuring and other charges (note 21).  236,331   714,420    640,842
                                                                    --------  --------  ---------
Gross profit (loss)................................................   21,631    68,343    (28,661)
Selling, general and administrative expenses (note 21).............   13,332    34,614     44,173
Amortization.......................................................    1,990     6,229      9,518
Restructuring charges including the write-down of intangible assets
  (note 21)........................................................       --        --     42,160
                                                                    --------  --------  ---------
Operating income (loss)............................................    6,309    27,500   (124,512)
Interest (note 9)..................................................    7,066    13,837      9,330
                                                                    --------  --------  ---------
Earnings (loss) before income taxes and extraordinary loss.........     (757)   13,663   (133,842)
Income taxes (recovery) (note 10):
   Current.........................................................      442     7,954      1,942
   Deferred........................................................     (335)     (607)   (30,973)
                                                                    --------  --------  ---------
                                                                         107     7,347    (29,031)
                                                                    --------  --------  ---------
Earnings (loss) before extraordinary loss..........................     (864)    6,316   (104,811)
Extraordinary loss, net of income tax recovery.....................
of 1999 - $811; 2000 - $1,640 (note 17)............................   (1,279)   (2,678)        --
                                                                    --------  --------  ---------
Net earnings (loss)................................................ $ (2,143) $  3,638  $(104,811)
                                                                    ========  ========  =========

         See accompanying notes to consolidated financial statements.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

               Consolidated Statements of Operations (continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

                                                                    1999        2000         2001
                                                                 ----------  -----------  -----------
Earnings (loss) per common share (note 20):
Earnings (loss) before extraordinary loss....................... $     (864) $     6,316  $  (104,811)
Class L preferred entitlement...................................     (2,185)      (3,164)          --
                                                                 ----------  -----------  -----------
Earnings (loss) before extraordinary loss attributable to common
  shareholders..................................................     (3,049)       3,152     (104,811)
Extraordinary loss..............................................     (1,279)      (2,678)          --
                                                                 ----------  -----------  -----------
Earnings (loss) attributable to common shareholders............. $   (4,328) $       474  $  (104,811)
                                                                 ==========  ===========  ===========
Earnings (loss) per common share before extraordinary loss...... $    (1.89) $      0.24  $     (3.66)
Extraordinary loss per common share.............................      (0.79)       (0.20)          --
                                                                 ----------  -----------  -----------
Basic earnings (loss) per common share.......................... $    (2.68) $      0.04  $     (3.66)
                                                                 ==========  ===========  ===========
Diluted earnings (loss) per common share........................ $    (2.68) $      0.03  $     (3.66)
                                                                 ----------  -----------  -----------
Weighted average number of shares outstanding:
   Basic........................................................  1,617,356   13,212,076   28,608,072
   Diluted......................................................  1,617,356   13,736,616   28,608,072

         See accompanying notes to consolidated financial statements.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

                                                                      Additional                           Total
                                          Capital           Treasury   paid-in     Loans               shareholders'
                                           stock   Warrants  stock     capital   receivable  Deficit      equity
                                         --------- -------- --------  ---------- ---------- ---------  -------------
                                         (note 11)
Balance, December 31, 1998..............  $     6  $   367  $(21,938)  $ 13,269     $ --    $  (2,172)   $ (10,468)
Acquisition of SMTC Corporation.........       (3)      --    21,938     (1,525)      --           --       20,410
Options exercised.......................       --       --        --         60      (60)          --           --
Net loss................................       --       --        --         --       --       (2,143)      (2,143)
                                          -------  -------  --------   --------     ----    ---------    ---------
Balance, December 31, 1999..............        3      367        --     11,804      (60)      (4,315)       7,799
Warrants issued.........................       --    3,598        --         --       --           --        3,598
Warrants exercised......................        4   (3,598)       --      3,594       --           --           --
Share reorganization....................      116       --        --       (116)      --           --           --
Shares issued on completion of initial
 public offering, net of costs of
 $20,706................................   64,976       --        --    116,718       --                   181,694
Shares issued on acquisition of Pensar
 Corporation............................       12       --        --     19,007       --           --       19,019
Options exercised.......................       --       --        --        160       --           --          160
Shares issued on acquisition of Qualtron
 Teoranta...............................   12,545       --        --         --       --           --       12,545
Conversion of shares from exchangeable
 to common stock........................     (229)      --        --        229       --           --           --
Repayment of loans receivable...........       --       --        --         --       33           --           33
Net earnings............................       --       --        --         --       --        3,638        3,638
                                          -------  -------  --------   --------     ----    ---------    ---------
Balance, December 31, 2000..............   77,427      367        --    151,396      (27)        (677)     228,486
Warrants to be issued...................       --       --        --        659       --           --          659
Warrants exercised......................        4     (367)       --        363       --           --           --
Options exercised.......................       --       --        --        313       --           --          313
Conversion of shares from exchangeable
 to common stock........................   (8,935)      --        --      8,935       --           --           --
Repayment of loans receivable...........       --       --        --         --       14           --           14
Net loss................................       --       --        --                  --     (104,811)    (104,811)
                                          -------  -------  --------   --------     ----    ---------    ---------
Balance, December 31, 2001..............  $68,496  $    --  $     --   $161,666     $(13)   $(105,488)   $ 124,661
                                          =======  =======  ========   ========     ====    =========    =========

         See accompanying notes to consolidated financial statements.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

                     Consolidated Statements of Cash Flows
                   (Expressed in thousands of U.S. dollars)

                 Years ended December 31, 1999, 2000 and 2001

                                                                      1999      2000       2001
                                                                    --------  ---------  ---------
Cash provided by (used in):
Operations:
   Net earnings (loss)............................................. $ (2,143) $   3,638  $(104,811)
   Items not involving cash:
       Amortization................................................    1,990      6,229      9,518
       Depreciation................................................    6,452      9,595     12,102
       Deferred income tax benefit.................................     (335)       (71)   (30,973)
       Loss (gain) on disposition of capital assets................      160        (60)        30
       Loss on early extinguishment of debt........................    1,279      2,461         --
       Impairment of assets........................................       --         --      6,474
       Write-down of goodwill and intangible assets................       --         --     17,765
   Change in non-cash operating working capital:
       Accounts receivable.........................................    4,441   (110,131)   113,375
       Inventories.................................................  (15,217)  (118,455)   110,921
       Prepaid expenses and other..................................   (1,705)    (1,316)      (468)
       Accounts payable and accrued liabilities....................   (1,487)   103,200   (105,603)
                                                                    --------  ---------  ---------
                                                                      (6,565)  (104,910)    28,330
Financing:
   Repayment of bank indebtedness..................................   (6,559)        --         --
   Increase in long-term debt......................................  130,942         --     14,492
   Repayment of long-term debt.....................................  (69,261)   (19,717)    (7,500)
   Principal payments on capital lease obligations.................   (1,571)    (1,427)      (354)
   Loans to shareholders...........................................       --         --     (5,236)
   Proceeds from warrants..........................................       --      2,500         --
   Issuance of subordinated notes..................................       --      5,000         --
   Repayment of subordinated notes.................................       --     (5,000)        --
   Issuance of demand notes........................................       --      9,925         --
   Repayment of demand notes.......................................       --     (9,925)        --
   Proceeds from issuance of common stock..........................       --    202,560        313
   Stock issuance costs............................................       --    (23,400)        --
   Repayment of loans receivable...................................       --         33         14
   Debt issuance costs.............................................   (3,975)    (1,450)    (1,500)
                                                                    --------  ---------  ---------
                                                                      49,576    159,099        229
Investments:
   Acquisitions, net of cash acquired (1999 - $698; 2000 - $4,672).  (31,619)   (27,683)        --
   Purchases of capital assets.....................................   (4,130)   (25,676)   (19,119)
   Proceeds from sale of capital assets............................        8        278         89
   Cash in escrow..................................................   (5,735)        --         --
   Purchase of other assets........................................       62       (493)        --
   Other...........................................................       --         --       (124)
                                                                    --------  ---------  ---------
                                                                     (41,414)   (53,574)   (19,154)
                                                                    --------  ---------  ---------
Increase in cash and cash equivalents..............................    1,597        615      9,405
Cash and short-term investments, beginning of year.................      486      2,083      2,698
                                                                    --------  ---------  ---------
Cash and short-term investments, end of year....................... $  2,083  $   2,698  $  12,103
                                                                    ========  =========  =========

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

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

1.  Nature of the business:

   SMTC Corporation and its subsidiaries (the "Company") is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through nine manufacturing and technology centres located in the United States, Canada, Europe and Mexico.

   The Company's accounting principles are in accordance with accounting principles generally accepted in the United States and, except as outlined in note 23, are, in all material respects, in accordance with accounting principles generally accepted in Canada.

2.  Significant accounting policies:

  (a)  Basis of presentation:

          Business combination between HTM Holdings, Inc. and SMTC Corporation:

          Effective July 30, 1999, SMTC Corporation acquired 100% of the outstanding common shares of HTM Holdings, Inc. SMTC Corporation issued 1,393,971 Class A shares and 154,168 Class L shares to the shareholders of HTM Holdings, Inc. for $16,739 cash consideration and 100% of the outstanding shares of HTM Holdings, Inc. Simultaneously, the former shareholders of SMTC Corporation subscribed for an additional 26,701 Class N shares for nominal consideration. Upon completion of these transactions, the former HTM Holdings, Inc. shareholders held 58% of the outstanding shares of SMTC Corporation. Accordingly, the acquisition is recorded as a reverse takeover of SMTC Corporation by HTM Holdings, Inc. and accounted for using the purchase method. Application of reverse takeover accounting results in the following:

      (i) The consolidated financial statements of the combined entity are issued under the name of the legal parent (SMTC Corporation) but are considered a continuation of the financial statements of the legal subsidiary (HTM Holdings, Inc.).

     (ii) As HTM Holdings, Inc. is deemed to be the acquiror for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values.

    (iii) Control of the net assets and operations of SMTC Corporation is deemed to be acquired by HTM Holdings, Inc. effective July 30, 1999. For purposes of this transaction, the deemed consideration is $24,703, being the $20,410 fair value of the outstanding common shares of SMTC Corporation immediately prior to the business combination plus transaction costs of $4,293.

          Details of net assets acquired at fair value are as follows:

                         Current assets..... $  84,423
                         Capital assets.....    21,093
                         Goodwill...........    24,863
                         Liabilities assumed  (105,676)
                                             ---------
                         Net assets acquired $  24,703
                                             =========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


2.  Significant accounting policies (continued):

   (b) Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

   (c) Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Significant estimates include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals and the useful lives and valuation of intangible assets. Actual results may differ from those estimates.

   (d) Revenue recognition:

          Revenue from the sale of products and excess inventory is recognized when goods are shipped to customers. Revenue from the provision of services is recognized when services are provided. The earnings process is complete upon shipment of products and provision of services.

   (e) Cash and short-term investments:

          Cash and short-term investments include cash on hand and deposits with banks with original maturities of less than three months.

   (f) Inventories:

          Inventories are valued on a first-in, first-out basis at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts and the ability to sell back inventory to customers or suppliers. If these assumptions change, additional write-downs may be required.

   (g) Capital assets:

          Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

               Buildings.....................           20 years
               Machinery and equipment.......            7 years
               Office furniture and equipment            7 years
               Computer hardware and software            3 years
               Leasehold improvements........ Over term of lease

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


2.  Significant accounting policies (continued):

   (h) Goodwill:

          Goodwill represents the excess of cost over the fair value of net tangible assets acquired in business combinations. Goodwill is amortized on a straight-line basis over 10 years. The recoverability of goodwill is reviewed whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment of value is recorded if undiscounted projected future net cash flows of the acquired operation are determined to be insufficient to recover goodwill. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds.

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

   (k) Stock-based compensation:

          The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Statement of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").

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

   (m) Financial instruments and hedging:

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Statement 133 requires all derivatives to be recognized either as assets or liabilities and

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

2.  Significant accounting policies (continued):

       measured at fair value. The Company implemented Statement 133 for its first quarter ended March 31, 2001 and marked to market its interest rate swaps. The initial adjustment was not material.

          In 2000, the Company entered into interest rate swap contracts to hedge its exposure to changes in interest rates on its long-term debt. The swaps expired on September 22, 2001. The contracts had the effect of converting the floating rate of interest on $65,000 of the senior credit facility to a fixed rate. Prior to 2001, net receipts, payments and accruals under the swap contracts were recorded as adjustments to interest expense. During 2001, the swap contracts were marked to market and the corresponding amounts recorded in the statement of operations, as the Company did not qualify for hedge accounting under Statement 133.

          In 2000, one of the Company's subsidiaries entered into forward foreign currency contracts to hedge foreign currency exposures on future anticipated sales. These contracts matured at various dates through July 31, 2001. As the contracts did not meet the criteria for hedge accounting, the Company recorded those contracts on the balance sheet at their fair values and any corresponding unrealized gains or losses were recognized in the statements of operations.

          There are no derivative financial instruments outstanding at December 31, 2001.

   (n) Impairment of long-lived assets:

          The Company accounts for long-lived assets in accordance with the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

   (o) Comprehensive income:

          Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2001, comprehensive income was equal to net earnings (loss).

   (p) Recently issued accounting pronouncements:

          In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets required in a purchase method business

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

2.  Significant accounting policies (continued):

       combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121.

          Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142 on January 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by March 31, 2002.

          In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

          As of January 1, 2002, the Company has unamortized goodwill in the amount of $55,560. Amortization expense related to goodwill for the years ended December 31, 1999, 2000 and 2001 was $1,531, $5,289 and
       $8,448, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company has not estimated the impact of these provisions on its financial statements, beyond discontinuing goodwill amortization. The change to a methodology that assesses fair value by reporting unit could result in an impairment charge.

          In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

2.  Significant accounting policies (continued):

       and long-lived assets to be disposed of by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

          The Company is required to adopt Statement 144 for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

          In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

3.  Acquisitions:

   The Company completed two acquisitions during 2000, which were accounted for as purchases. The results of operations of the facilities acquired are included in these financial statements from their respective dates of acquisition.

  (a) On July 27, 2000, simultaneously with the closing of the initial public offering, the Company acquired Pensar Corporation, an electronics manufacturing services company specializing in design services and located in Appleton, Wisconsin. The total purchase price, including transaction costs, was $37,019, resulting in goodwill of approximately $26,563. The purchase consideration consisted of $18,000 cash and the balance in 1,188,682 shares of common stock of the Company. The cash portion of the acquisition was financed with a portion of the proceeds from the initial public offering.

  (b) On November 22, 2000, the Company acquired Qualtron Teoranta, a provider of specialized custom-made cable harnesses and fibre optic assemblies located in Donegal, Ireland. The total purchase price, including transaction costs, was $26,900, resulting in goodwill of approximately $18,075. The purchase consideration consisted of $14,355 cash and the balance in 547,114 exchangeable shares of SMTC Manufacturing Corporation of Canada, a subsidiary of the Company.

      Details of the net assets acquired in these acquisitions, at fair value, are as follows:

                                           Pensar    Qualtron
                                         Corporation Teoranta
                                         ----------- --------
                  Current assets........  $ 16,609   $13,041
                  Capital assets........     5,299     1,858
                  Other long-term assets       581        --
                  Goodwill..............    26,563    18,075
                  Liabilities assumed...   (12,033)   (6,074)
                                          --------   -------
                  Net assets acquired...  $ 37,019   $26,900
                                          ========   =======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


3.  Acquisitions (continued):

   The following unaudited pro forma consolidated financial information for the year ended December 31, 2000 reflects the impact of the acquisitions of Pensar Corporation and Qualtron Teoranta, assuming the acquisitions had occurred at the beginning of 2000. This unaudited pro forma consolidated financial information has been provided for information purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the date indicated, or that may be reported in the future:

                                                    (Unaudited)
                                                    -----------
                 Revenue...........................  $842,563
                 Earnings before extraordinary loss     5,662
                 Net earnings......................     2,984
                 Basic earnings per share..........      0.22
                 Diluted earnings per share........      0.21

4.  Accounts receivable:

   Accounts receivable at December 31, 2001 and 2000 are net of an allowance for doubtful accounts of $7,258 in 2001 and $2,368 in 2000. The Company determines an allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentrations of credit risk and industry conditions.

5.  Inventories:

                                          2000    2001
                                        -------- -------
                       Raw materials... $107,767 $38,289
                       Work in progress   56,521  24,984
                       Finished goods..   25,493  16,230
                       Other...........    2,040   1,397
                                        -------- -------
                                        $191,821 $80,900
                                        ======== =======

6.  Capital assets:

                                                 Accumulated  Net book
          2000                            Cost   depreciation  value
          ----                           ------- ------------ --------
          Land.......................... $ 3,134   $    --    $ 3,134
          Buildings.....................  11,653       313     11,340
          Machinery and equipment.......  41,301    17,953     23,348
          Office furniture and equipment   3,965     1,091      2,874
          Computer hardware and software   8,004     3,339      4,665
          Leasehold improvements........  15,726     2,523     13,203
                                         -------   -------    -------
                                         $83,783   $25,219    $58,564
                                         =======   =======    =======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


6.  Capital assets (continued):

                                                 Accumulated  Net book
          2001                            Cost   depreciation  value
          ----                           ------- ------------ --------
          Land.......................... $ 3,134   $    --    $ 3,134
          Buildings.....................  12,834       735     12,099
          Machinery and equipment.......  33,350    10,586     22,764
          Office furniture and equipment   4,673     1,526      3,147
          Computer hardware and software   9,839     5,099      4,740
          Leasehold improvements........  17,800     3,268     14,532
                                         -------   -------    -------
                                         $81,630   $21,214    $60,416
                                         =======   =======    =======

   Property and equipment under capital leases included in capital assets at December 31, 2000 and 2001 was $2,027 and $1,583, respectively and accumulated depreciation of equipment under capital leases at December 31, 2000 and 2001 was $917 and $802, respectively.

   Included in the total depreciation expense for the years ended December 31, 1999, 2000 and 2001 of $6,452; $9,595 and $12,102 is $1,358; $273 and $211,
respectively relating to the depreciation of equipment under capital leases.

7.  Goodwill:

                                      Accumulated  Net book
                     2000      Cost   amortization  value
                     ----     ------- ------------ --------
                     Goodwill $86,969    $6,820    $80,149

                                      Accumulated  Net book
                     2001      Cost   amortization  value
                     ----     ------- ------------ --------
                     Goodwill $68,770   $13,210    $55,560

   Amortization expense related to goodwill for the years ended December 31, 1999, 2000 and 2001 was $1,531, $5,289 and $8,448, respectively.

   During 2001, the Company wrote off the remaining balance of unamortized goodwill related to the Qualtron Teoranta acquisition (note 21).

8.  Other assets:

                                                                     2000   2001
                                                                    ------ -------
Deferred financing costs, net of accumulated amortization of 2000 -
  $868 and 2001 - $1,571........................................... $1,696 $ 3,152
Restricted cash and cash held in escrow............................  5,985   2,402
Deferred lease costs, net of accumulated amortization of 2000 -
  $37 and 2001 - $394..............................................  1,072     715
Loans to shareholders..............................................     --   5,236
Other..............................................................  1,106      33
                                                                    ------ -------
                                                                    $9,859 $11,538
                                                                    ====== =======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


8.  Other assets (continued):

   Loans to shareholders:

   Pursuant to an agreement in connection with the share reorganization, as described in note 11(b), the Company agreed to lend, on an interest-free basis, $690 to a certain shareholder to fund the tax liability incurred as a result of the reorganization. The loan is secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholder, and will be repayable on a pro rata basis at such time and to the extent that the shareholder receives after-tax cash proceeds in respect of such shares.

   Pursuant to an agreement in connection with the acquisition of Pensar Corporation, as described in note 3, the Company requested that the former shareholders of Pensar Corporation file an election, allowing the Company to deduct for income tax purposes the goodwill related to the acquisition. In conjunction with this agreement, the Company lent, on an interest-free basis, $4,546 to the former shareholders of Pensar Corporation to fund the tax liability incurred as a result of the election. The loans are secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholders, and will be repayable on a pro rata basis at such time and to the extent that the shareholders receive cash proceeds in respect of such shares, with the balance due on July 27, 2004.

9.  Long-term debt and capital leases:

                                                 2000     2001
                                               -------- --------
                Subordinated debt(a).......... $     -- $     --
                Revolving credit facilities(b)   68,305   82,797
                Term loans(b).................   47,500   40,000
                                               -------- --------
                                                115,805  122,797
                Less current portion..........    7,500   12,500
                                               -------- --------
                                               $108,305 $110,297
                                               ======== ========

   (a) For the period from January 1, 1999 to July 26, 2000:

      (i) Concurrent with the business combination of HTM Holdings, Inc. and SMTC Corporation, the Company and certain of its subsidiaries entered into a senior credit facility that provided for $85,000 in terms loans, $10,000 in subordinated debt and $60,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility was secured by all assets and required the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities were to terminate in July 2004. The term loans were to mature in quarterly instalments from September 2000 to June 2004 for $35,000 of the term loans and from September 2000 to December 2005 for $50,000 of the term loans. Term loans totalling $35,000 were repaid from proceeds of the initial public offering. The $10,000 subordinated debt was to be payable in one instalment on September 30, 2006 and was repaid from proceeds of the initial public offering.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

9.  Long-term debt and capital leases (continued):

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

     (ii) Senior notes payable outstanding in 1998 and through to July 30, 1999 bore interest based on the prime rate or LIBOR. The weighted average interest rate was 7.64% in 1999.

    (iii) Subordinated notes outstanding in 1998 through July 30, 1999 were held by affiliates of certain shareholders of HTM Holdings, Inc. The weighted average interest rate was 11.5% in 1999.

     (iv) Lines of credit:

             For the period up to July 30, 1999, the Company had a line of credit for borrowings up to a maximum of $15,000. The weighted average interest rate on the line of credit was 7.35% in 1999.

   (b) For the period from July 27, 2000 to November 18, 2001:

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

          The Company entered into interest rate swaps to exchange the 90-day floating LIBOR rates on $65,000 of borrowings for a two-year fixed interest rate of 6.16% (before credit spread) per annum (note 12).

          The Company is required to pay the lenders a commitment fee of 0.5% of the average unused portion of the revolving credit facility.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


9.  Long-term debt and capital leases (continued):

          For the period from November 19, 2001 to December 31, 2001:

          The Company has incurred recent operating losses, which resulted in its non-compliance with certain financial covenants contained in its current credit agreement as at September 30, 2001. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The final amended agreement was signed on February 11, 2002 and is consistent with the terms and conditions in the term sheet. The revised terms establish amended financial and other covenants covering the period up to December 31, 2002, based on the Company's current business plan. During this time period, the facility bears interest at the U.S. base rate plus 2.5%.

          The Company is in compliance with the amended financial covenants at December 31, 2001. Continued compliance with the amended financial covenants through December 31, 2002 is dependant on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable however, the forecasts are dependant on a number of factors some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company's customers. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

          In connection with the amended agreement, the Company is committed to issue to the lenders warrants to purchase common stock of the Company (note 11).

          The Company also paid amendment fees of $1,500, comprised of $700 representing 0.5% of the lenders' commitments under the revolving credit facilities and term loans outstanding of $140,000 at February 11, 2002 and other amendment related fees of $800, and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants to be issued in connection with amending the agreement have been accounted for as deferred financing fees and will be deferred and amortized over the remaining term of the facility.

          Commitment fees of $128 and $60 were incurred in 2000 and 2001, respectively. The weighted average interest rates on the borrowings was 9.9% and 7.7% in 2000 and 2001, respectively.

          As at December 31, 2001, principal repayments due within each of the next three years are as follows:

                                 2002 $ 12,500
                                 2003   17,500
                                 2004   92,797
                                      --------
                                      $122,797
                                      ========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


9.  Long-term debt and capital leases (continued):

   (c) Capital lease obligations:

          Minimum lease payments for capital leases consist of the following at December 31, 2001:

              2002.......................................... $254
              2003..........................................  237
              2004..........................................  152
              2005..........................................   46
                                                             ----
              Total minimum lease payments..................  689
              Less amount representing interest of 8% to 11%   85
                                                             ----
                                                              604
              Less current portion..........................  198
                                                             ----
                                                             $406
                                                             ====

          The Company is required to maintain $250 in a certificate of deposit in connection with certain capital lease obligations.

   (d) Interest expense:

                                               1999   2000    2001
                                              ------ ------- ------
             Short-term obligations.......... $  702 $     - $    -
             Long-term debt..................  6,061  13,765  9,227
             Obligations under capital leases    303      72    103
                                              ------ ------- ------
                                              $7,066 $13,837 $9,330
                                              ====== ======= ======

10.  Income taxes:

      The components of income taxes are:

                                  1999    2000     2001
                                  -----  ------  --------
                      Current:
                         Federal. $   -  $3,448  $  2,211
                         Foreign.   442   4,506      (269)
                                  -----  ------  --------
                                    442   7,954     1,942
                      Deferred:
                         Federal.  (267)   (582)  (29,713)
                         State...   (47)    (68)   (1,596)
                         Foreign.   (21)     43       336
                                  -----  ------  --------
                                   (335)   (607)  (30,973)
                                  -----  ------  --------
                                  $ 107  $7,347  $(29,031)
                                  =====  ======  ========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


10.  Income taxes (continued):

   The overall effective income tax rate (expressed as a percentage of financial statement earnings (loss) before income taxes) varied from the U.S. statutory income tax rate as follows:

                                                              1999    2000  2001
                                                              -----   ----  ----
Federal tax rate.............................................  34.0%  34.3% 34.0%
State income tax, net of federal tax benefit.................   6.0%   4.0%  1.2%
Income of international subsidiaries taxed at different rates   4.9%   4.2% (0.8)%
Change in valuation allowance................................  (6.3)%  1.5% (2.8)%
Non-deductible goodwill amortization......................... (50.1)%  6.8% (5.5)%
Other........................................................  (2.6)%  3.0% (4.4)%
                                                              -----   ----  ----
Effective income tax rate.................................... (14.1)% 53.8% 21.7%
                                                              =====   ====  ====

   A tax benefit of $811 in 1999 and $1,640 in 2000 has been allocated to the extraordinary loss.

   A tax benefit of $2,694 relating to share issue costs was recorded in capital stock and additional paid-in capital in the year ended December 31, 2000.

   Worldwide earnings (loss) before income taxes consisted of the following:

                                1999     2000     2001
                               -------  ------- ---------
                      U.S..... $(1,269) $ 5,651 $(102,139)
                      Non-U.S.     512    8,012   (31,703)
                               -------  ------- ---------
                               $  (757) $13,663 $(133,842)
                               =======  ======= =========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets are comprised of the following at December 31:

                                                   2000     2001
                                                  -------  -------
            Deferred tax assets:
               Net operating loss carryforwards.. $ 1,485  $33,815
               Reserves, allowances and accruals.   3,682    4,487
                                                  -------  -------
                                                    5,167   38,302
               Valuation allowance...............    (764)  (4,552)
                                                  -------  -------
                                                    4,403   33,750
            Deferred tax liabilities:
               Capital and other assets..........  (2,221)    (595)
                                                  -------  -------
            Net deferred tax assets.............. $ 2,182  $33,155
                                                  =======  =======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


10.  Income taxes (continued):

   At December 31, 2001, the Company had total net operating loss carryforwards of approximately $105,000, of which $3,000 and $88,000 will begin to expire in 2013 and 2022, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its financial position and results of operations.

   The valuation allowance in 2000 is $210 higher than 1999 due to losses generated in one of the Company's subsidiaries in 2000. The valuation allowance in 2001 is $3,788 higher than 2000 due to losses generated in one of the Company's subsidiaries and losses in certain jurisdictions.

11.  Capital stock:

   (a) Authorized:

      To July 30, 1999:

      The authorized share capital of HTM Holdings, Inc. consisted of:

          (i) 10,000,000 common shares, $0.01 par value per share;

         (ii) 100,000 Series A preferred shares, convertible, $0.001 par value per share, mandatorily redeemable for $11.48 per share;

        (iii) 100,000 Series B preferred shares--$0.001 par value per share, mandatorily redeemable for $11.48 per share; and

         (iv) 250,000 Series C preferred shares, convertible, $0.001 par value per share, mandatorily redeemable for $11.25 per share.

          As a result of the business combination, described in note 2(a), HTM Holdings, Inc. became a wholly owned subsidiary of SMTC Corporation on July 30, 1999. The authorized share capital of SMTC Corporation at December 31, 1999 consists of:

          (i) 11,720,000 Class A-1 voting common shares, par value $0.001 per share:

                 Holders are entitled to one vote per share and to share in dividends pro rata subject to any preferential rights of the Class L shares.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

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

          As a result of the share reclassification and the initial public offering, the authorized share capital of SMTC Corporation at December 31, 2000 and 2001 consists of:

          (i) 60,000,000 shares of common stock, par value $0.01 per share:

                 Holders are entitled to one vote per share and to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

         (ii) 5,000,000 shares of preferred stock, par value $0.01 per share:

                 The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

   (b) Issued and outstanding:

          HTM Holdings Inc. had 1,946,404 common shares outstanding (recorded value of $6) at December 31, 1999 and July 30, 1999. As a result of the application of reverse acquisition accounting to the business combination with HTM Holdings, Inc., the number of outstanding shares of the continuing consolidated entity consists of the number of outstanding shares of SMTC Corporation outstanding at July 30, 1999.

                                                                                          Special
                                   Class A    Class L   Class N   Exchangeable   Common   voting
        Number of shares           shares     shares    shares       shares      stock     stock
        ----------------          ----------  --------  --------  ------------ ---------- -------
Balance, July 30, 1999...........  1,020,671        --    86,707          --           --    --
Issued to existing shareholders
  (i)............................         --        --    26,701     113,408           --    --
Share transactions related to the
  reverse acquisition (ii).......  1,393,971   154,168         -          --           --    --
Options exercised (iii)..........     33,140        --         -          --           --    --
                                  ----------  --------  --------   ---------   ----------  ----
Balance, December 31, 1999.......  2,447,782   154,168   113,408     113,408           --    --
Share reorganization (iv)........ (2,447,782) (154,168) (113,408)  1,356,037   11,871,517    1
Warrants exercised (v)...........         --        --        --          --      477,049    --
Shares issued on completion of
  initial public offering (vi)...         --        --        --   4,375,000    8,275,000    --
Acquisition of Pensar
  Corporation (vii)..............         --        --        --          --    1,188,682    --
Acquisition of Qualtron
  Teoranta (viii)................         --        --        --     547,114            -    --
Conversion of shares from
  exchangeable to common
  stock (ix).....................         --        --        --     (20,600)      20,600    --
Options exercised................         --        --        --          --       20,053    --
                                  ----------  --------  --------   ---------   ----------  ----
Balance, December 31, 2000.......         --        --        --   6,370,959   21,852,901    1
Warrants exercised (x)...........         --        --        --          --      427,915    --
Conversion of shares from
  exchangeable to common
  stock (xi).....................         --        --        --    (737,900)     737,900    --
Options exercised................         --        --        --          --       38,003    --
                                  ----------  --------  --------   ---------   ----------  ----
Balance, December 31, 2001.......         --        --        --   5,633,059   23,056,719    1
                                  ==========  ========  ========   =========   ==========  ====

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

                                                                                      Special
                                          Class A Class L Class N Exchangeable Common voting
                 Amount                   shares  shares  shares     shares    stock   stock
                 ------                   ------- ------- ------- ------------ ------ -------
Ascribed value at the date of the reverse
  takeover (ii)..........................  $   3   $  --   $  --    $    --    $  --   $  --
Options exercised (iii)..................     --      --      --         --       --      --
                                           -----   -----   -----    -------    -----   -----
Balance, December 31, 1999...............      3      --      --         --       --      --
Share reorganization (iv)................     (3)     --      --         --      119      --
Warrants exercised (v)...................     --      --      --         --        4      --
Shares issued on completion of initial
  public offering (vi)...................     --      --      --     64,893       83      --
Shares issued on acquisition of Pensar
  Corporation (vii)......................     --      --      --         --       12      --
Shares issued on acquisition of Qualtron
  Teoranta (viii)........................     --      --      --     12,545       --      --
Conversion of shares from exchangeable
  to common stock (ix)...................     --      --      --       (229)      --      --
Options exercised........................     --      --      --         --       --      --
                                           -----   -----   -----    -------    -----   -----
Balance, December 31, 2000...............     --      --      --     77,209      218      --
Warrants exercised (x)...................     --      --      --         --        4      --
Conversion of shares from exchangeable
  to common stock (xi)...................     --      --      --     (8,943)       8      --
Options exercised........................     --      --      --         --       --      --
                                           -----   -----   -----    -------    -----   -----
Balance, December 31, 2001...............  $       $  --   $  --    $68,266    $ 230   $  --
                                           =====   =====   =====    =======    =====   =====

          The difference between the par value of the capital stock and the accounting value ascribed at the date of the reverse takeover has been credited to additional paid-in capital.

          Capital transactions from January 1, 1999 to December 31, 1999:

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

        (iii) On July 30, 1999, 33,140 Class A-1 restricted shares were granted upon the exercise of options for consideration of $60 in promissory notes receivable. The notes are secured by the shares granted and bear interest at 5.7%. The notes have been recorded as a reduction of shareholders' equity. The restrictions vest over the original vesting period of the underlying 1998 HTM Plan options. At December 31, 1999, 24,855 of the issued Class A shares were subject to restrictions.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

11.  Capital stock (continued):
   Capital transactions from January 1, 2000 to December 31, 2000:

     (iv) Concurrent with the effectiveness of the initial public offering (see
          (vi) below), the Company completed a share capital reorganization as follows:

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

      (v) On July 27, 2000, the Company issued 477,049 shares of common stock on the exercise of 41,667 warrants.

     (vi) On July 27, 2000, the Company completed an initial public offering of its common stock in the United States and exchangeable shares of its subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of $16.00 per share and 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share (described in (c) below). The total net proceeds to the Company from the offering of approximately $157,400 were used to reduce its indebtedness under the senior credit facility, repay the subordinated shareholders' notes issued in May 2000, repay the demand notes issued in July 2000 and finance the cash portion of the purchase price of the Pensar Corporation acquisition. On August 18, 2000, the underwriters exercised their over-allotment option with respect to 1,650,000 shares of common stock at a price of $16.00 per share. The net proceeds to the Company from the sales of those shares of $24,600 were used to reduce indebtedness under the senior credit facility.

    (vii) On July 27, 2000, simultaneously with the closing of the initial public offering, the Company issued 1,188,682 shares of common stock at a price of $16.00 per share to finance the share portion of the purchase price of the Pensar Corporation acquisition.

   (viii) On November 22, 2000, the Company issued 547,114 exchangeable shares at a price of $22.93 per share to finance the share portion of the Qualtron Teoranta acquisition.

     (ix) During 2000, 20,600 exchangeable shares were exchanged for common stock.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

11.  Capital stock (continued):

   Capital transactions from January 1, 2001 to December 31, 2001:

      (x) During February and March, 2001, the Company issued 427,915 shares of common stock on the exercise of 578,441 warrants.

     (xi) During 2001, 737,900 exchangeable shares were exchanged for common stock with a par value of $8 with the difference recorded as additional paid-in-capital.

(c) Exchangeable shares:

      On July 30, 1999, SMTC Manufacturing Corporation of Canada, a 100%-owned subsidiary of the Company, issued two classes of non-voting shares which can be exchanged into 113,408 Class L common shares of the Company on a one-for-one basis. The holders of the exchangeable shares are entitled to receive dividends equivalent to the dividends declared on Class L shares. The holders of exchangeable shares exercise, through the special voting stock, essentially the same voting rights in respect of the Company as they would if they had exchanged their shares into shares of the Company's common stock.

      On July 27, 2000, pursuant to the initial public offering, the exchangeable shares convertible into 113,408 Class L common shares were converted to 1,469,445 exchangeable shares. The shares are exchangeable into shares of the Company's common stock on a one-for-one basis.

      On July 27, 2000, pursuant to the initial public offering, SMTC Manufacturing Corporation of Canada issued an additional 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share.

      On November 22, 2000, 547,114 exchangeable shares were issued to finance the share portion of the purchase price of the Qualtron Teoranta acquisition.

      During 2000, 20,600 exchangeable shares were exchanged for common stock.

  (d) Warrants:

                                                           Common
                                       Class A   Class L   stock
            Number                     warrants  warrants warrants
            ------                     --------  -------- --------
            Balance, December 31, 1999  103,895   12,088        --
            Warrants issued(i)........       --       --    41,667
            Warrants conversion(ii)... (103,895) (12,088)  578,441
            Warrants exercised(iii)...       --       --   (41,667)
                                       --------  -------  --------
            Balance, December 31, 2000       --       --   578,441
            Warrants exercised........       --       --  (578,441)
                                       --------  -------  --------
            Balance, December 31, 2001       --       --        --
                                       ========  =======  ========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

11.  Capital stock (continued):

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

   2001 transactions:

     (iv) During February and March, 2001, the Company issued 427,915 shares of common stock on the exercise of 578,411 warrants.

      (v) In connection with the amended credit agreement (note 9(b)), the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for 20 consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occurs during the period from the effective amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of the grant. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

   The fair value of the warrants was initially measured using a Black-Scholes model at November 19, 2001 and will be remeasured each reporting period until issued.

  (e) Stock options:

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

   2000 Equity Incentive Plan:

      In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan"), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options generally vest over a four-year period and expire 10 years from their respective date of grant.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

   Stock option transactions were as follows:

                     1998 HTM Plan              1998 SMTC Plan                 2000 Equity Incentive Plan
                   -----------------  ----------------------------------- -------------------------------------
                             Weighted           Weighted         Weighted           Weighted           Weighted
                             average            average          average            average            average
                             exercise Class A   exercise Class L exercise  Common   exercise  Common   exercise
                    Shares    price   shares     price   shares   price    stock     price    stock     price
                   --------  -------- --------  -------- ------- -------- --------  -------- --------- --------
Balance,
 December 31,
 1998.............  115,603   $ 5.14        --   $   --      --       --        --   $  --          --  $   --
Exchanged and
 issued at
 combination date. (115,603)   (5.14)   33,140     1.82   3,856   147.57        --      --          --      --
Issued............       --       --   116,860    19.68      --       --        --      --          --      --
Exercised.........       --       --   (33,140)   (1.82)     --       --        --      --          --      --
                   --------   ------  --------   ------  ------   ------  --------   -----   ---------  ------
Balance,
 December 31,
 1999.............       --       --   116,860    19.68   3,856   147.57        --      --          --      --
Converted pursuant
 to initial public
 offering.........       --       --  (116,860)   19.68  (3,856)  147.57   486,448    5.78          --      --
Issued............       --       --        --       --      --       --        --      --   1,397,000   19.05
Exercised.........       --       --        --       --      --       --   (20,053)   5.78          --      --
                   --------   ------  --------   ------  ------   ------  --------   -----   ---------  ------
Balance,
 December 31,
 2000.............       --       --        --       --      --       --   466,395    5.78   1,397,000   19.05
Issued............       --       --        --       --      --       --                --     225,000    6.12
Exercised.........       --       --        --       --      --       --   (38,003)   5.78          --      --
Cancelled.........       --       --        --       --      --       --  (139,332)   5.78          --      --
                   --------   ------  --------   ------  ------   ------  --------   -----   ---------  ------
Balance,
 December 31,
 2001.............       --       --        --       --      --       --   289,060    5.78   1,622,000   17.25
                   ========   ======  ========   ======  ======   ======  ========   =====   =========  ======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


11.  Capital stock (continued):

   The following options were outstanding as at December 31, 2001:

                                 Weighted             Weighted
                                 average              average   Remaining
                     Outstanding exercise Exercisable exercise contractual
     Option plan       options    price     options    price      life
     -----------     ----------- -------- ----------- -------- -----------
     1998 SMTC Plan.    289,060   $ 5.78    145,800    $ 5.78       2
     2000 Equity
      Incentive Plan  1,622,000    17.25    379,250     17.75       3
                      =========   ======    =======    ======       =

   The weighted average grant date fair value of options granted for the years ended December 31, 1999, 2000 and 2001 are $17.13; $19.05 and $6.12
respectively.

   The table below sets out the pro forma amounts of net earnings (loss) before extraordinary loss and net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

                                                 1999     2000    2001
                                                -------  ------ ---------
     Earnings (loss) before extraordinary loss:
      As reported.............................. $  (864) $6,316 $(104,811)
      Pro forma................................  (1,122)  4,934  (107,912)
                                                -------  ------ ---------
     Basic earnings (loss) per share before
      extraordinary loss:
      As reported.............................. $ (1.89) $ 0.24 $   (3.66)
      Pro forma................................   (2.04)   0.13     (3.77)
                                                =======  ====== =========

   For purposes of computing pro forma net earnings prior to January 1, 2000, the fair value of each option grant is estimated on the date of grant using the minimum value method under which no volatility is assumed. For the years ended December 31, 2000 and 2001, the Black-Scholes option pricing model was used. Assumptions used to calculate the fair value were:

                                           1999 2000  2001
                                           ---- ----  -----
                   Risk-free interest rate 6.0%  5.2%   4.9%
                   Dividend yield.........  --    --     --
                   Expected life.......... 3-4     4      4
                   Volatility............. n/a  79.0% 147.0%
                                           ===  ====  =====

   In January 2002, the Board of Directors gave the holders of options to purchase an aggregate of 1,097,000 shares of common stock of the Company the opportunity to return their options to the Company for cancellation. These options, which were granted on August 30, 2000, had an exercise price of $19.88 (the "$19.88 options"). The Board of Directors believed that the $19.88 options were unlikely to be exercised in the foreseeable future as the exercise price was significantly above the Company's trading price at that time and during several months prior to that time and as a result, they did not function as an adequate management incentive. Upon cancellation of the $19.88 options surrendered by various holders, the pool of shares as to which options may be granted under the 2000 Equity Incentive Plan was increased by 1,087,000.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


12.  Financial instruments:

  (a) Interest rate swaps:

      On September 30, 1999, the Company entered into two interest rate swap transactions with a Canadian chartered bank for hedging purposes. The swaps expired on September 22, 2001 and involved the exchange of 90-day floating LIBOR rates for a two-year fixed interest rate of 6.16% before credit spread of 2.00% to 3.00% per annum on a notional amount of $65,000.

  (b) Forward exchange contracts:

      In previous years, one of the Company's subsidiaries entered into forward foreign currency contracts with a foreign bank to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $6,250 at December 31, 2000 with an average contract rate of $1.38 compared to a closing dollar exchange rate of $1.19. These contracts matured at various dates through July 31, 2001.

  (c) Fair values:

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

      (i) The carrying amounts of cash and short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

     (ii) The fair value of long-term debt and capital lease obligations, including the current portions, is based on rates currently available to the Company for debt with similar terms and maturities.

    (iii) The fair values of interest rate swap contracts and forward exchange contracts are estimated by obtaining quotes from a financial institution.

   The carrying amounts and fair values of the Company's financial instruments, where there are differences at December 31, 2000 and 2001, are as follows:

                                    2000                  2001
                            --------------------  --------------------
                            Carrying              Carrying
         Asset (liability)   amount    Fair value  amount    Fair value
         -----------------  ---------  ---------- ---------  ----------
        Long-term debt..... $(115,805) $(115,805) $(122,797) $(122,797)
        Capital lease
         obligations.......    (2,237)    (2,237)      (604)      (604)
        Interest rate swaps        --        (85)        --         --
        Forward exchange
         contracts.........      (855)      (855)        --         --
                            =========  =========  =========  =========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


13.  Related party transactions:

   The Company entered into related party transactions with certain shareholders as follows:

                                                       1999   2000  2001
                                                      ------ ------ ----
       Management fees expensed under formal
        management agreements........................ $  717 $   74 $--
       Share issue costs incurred....................     --  1,800  --
       Financing and acquisition related fees paid...  1,741    674  --
       Lease costs expensed for the Colorado facility    535     --  --
                                                      ====== ====== ===

   These transactions were recorded at the exchange amount, being the amounts agreed to by the related parties.

14.  Supplemental cash flow information:

                                       1999   2000    2001
                                      ------ ------- ------
                    Interest paid.... $6,767 $13,064 $9,573
                    Income taxes paid  1,460   1,983  8,397
                                      ====== ======= ======

   Non-cash financing and investing activities:

                                                             1999    2000    2001
                                                            ------- ------- ------
Acquisition of equipment under capital leases.............. $    -- $   541 $   --
Acquisition of SMTC Corporation for capital stock..........  20,410      --     --
Acquisition of Pensar Corporation for capital stock........      --  19,019     --
Acquisition of Qualtron Teoranta for exchangeable shares...      --  12,545     --
Deferred lease costs arising from trade in of equipment....   1,460      --     --
Issuance of capital stock for notes receivable under option
 plan......................................................      60      --     --
Value of warrants issued in excess of proceeds received....      --   1,098     --
Tax benefit of share issues costs..........................      --   2,694     --
Cash released from escrow..................................      --      --  3,583
                                                            ======= ======= ======

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


15.  Commitments:

   The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

                               2002...... $21,154
                               2003......  16,776
                               2004......  11,534
                               2005......   3,456
                               2006......   3,060
                               Thereafter   2,924
                                          -------
                                          $58,904
                                          =======

   Operating lease expense for the years ended December 31, 1999, 2000 and 2001 was $4,585; $12,864 and $17,443 respectively.

16.  Contingencies:

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

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


18.  Segmented information:

   The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has nine facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges and extraordinary items. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

                       1999                           2000                           2001
          ------------------------------ ------------------------------ ------------------------------
                                  Net                            Net                            Net
           Total   Intersegment external  Total   Intersegment external  Total   Intersegment external
          revenue    revenue    revenue  revenue    revenue    revenue  revenue    revenue    revenue
          -------- ------------ -------- -------- ------------ -------- -------- ------------ --------
United
  States. $223,006   $(1,419)   $221,587 $633,959   $ (9,403)  $624,556 $540,353  $ (43,425)  $496,928
Canada...   21,675    (2,676)     18,999   79,923     (5,165)    74,758   66,632     (3,778)    62,854
Europe...    9,507    (1,995)      7,512   21,037     (2,997)    18,040   28,525     (1,445)    27,080
Mexico...    9,864         -       9,864   79,612    (14,203)    65,409  134,061   (108,742)    25,319
          --------   -------    -------- --------   --------   -------- --------  ---------   --------
          $264,052   $(6,090)   $257,962 $814,531   $(31,768)  $782,763 $769,571  $(157,390)  $612,181
          ========   =======    ======== ========   ========   ======== ========  =========   ========

                                                            1999    2000      2001
                                                           ------  -------  ---------
EBITA:
 United States............................................ $6,917  $24,813  $ (24,875)
 Canada...................................................  2,107   10,638     (6,271)
 Europe...................................................   (222)  (1,053)    (2,474)
 Mexico...................................................   (503)    (669)   (13,826)
                                                           ------  -------  ---------
                                                            8,299   33,729    (47,446)
Interest..................................................  7,066   13,837      9,330
Amortization..............................................  1,990    6,229      9,518
Restructuring charges.....................................     --       --     67,548
                                                           ------  -------  ---------
Earnings (loss) before income taxes and extraordinary loss $ (757) $13,663  $(133,842)
                                                           ------  -------  ---------
Capital expenditures:
 United States............................................ $2,713  $16,456  $  11,043
 Canada...................................................    840    3,141      2,001
 Europe...................................................     30      724        644
 Mexico...................................................    547    5,896      5,431
                                                           ------  -------  ---------
                                                           $4,130  $26,217  $  19,119
                                                           ======  =======  =========

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


18.  Segmented information (continued):

   This segmented information incorporates the operations of SMTC Corporation as discussed in note 2(a). SMTC Corporation has operated facilities in Canada, the United States and Europe for 16 years, 6 years and 4 years, respectively.

   The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

                                       1999     2000     2001
                                     -------- -------- --------
                 Geographic revenue:
                    United States... $225,772 $694,290 $491,836
                    Canada..........    8,983   18,844   38,334
                    Europe..........   19,965   53,588   60,318
                    Asia............    3,242   16,041   21,693
                                     -------- -------- --------
                                     $257,962 $782,763 $612,181
                                     ======== ======== ========

                                           2000     2001
                                         -------- --------
                      Long-lived assets:
                         United States.. $ 79,136 $ 73,269
                         Canada.........   24,540   21,832
                         Europe.........   20,410    1,998
                         Mexico.........   14,627   18,877
                                         -------- --------
                                         $138,713 $115,976
                                         ======== ========

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

   The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenue. In addition to having a limited number of customers, the Company manufactures a limited number of products for each customer. If the Company loses any of its largest customers or any product line manufactured for one of its largest customers, it could experience a significant reduction in revenue. Also, the insolvency of one or more of its largest customers or the inability of one or more of its largest customers to pay for its orders could decrease revenue. As many costs and operating expenses are relatively fixed, a reduction in net revenue can decrease profit margins and adversely affect business, financial condition and results of operations.

   During 1999, three customers individually comprised 29%, 10% and 10% of total revenue across all geographic segments. At December 31, 1999, these customers represented 33%, 6% and 3%, respectively, of the Company's accounts receivable.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


19.   Significant customers and concentration of credit risk (continued):

   During 2000, two customers individually comprised 16% and 10% of total revenue across all geographic segments. At December 31, 2000, these customers each represented 10% of the Company's accounts receivable.

   During 2001, three customers individually comprised 20%, 10% and 10% of total revenue across all geographic segments. At December 31, 2001, these customers represented 34%, 10% and 5% respectively, of the Company's accounts receivable.

20.  Earnings (loss) per common share:

   The following table sets forth the computation of basic net earnings (loss) per common share before extraordinary loss:

                                               1999        2000         2001
                                            ----------  -----------  -----------
Numerator:
 Earnings (loss) before extraordinary loss. $     (864) $     6,316  $  (104,811)
 Class L preferred entitlement.............     (2,185)      (3,164)          --
                                            ----------  -----------  -----------
Earnings (loss) before extraordinary loss
  attributable to common shareholders...... $   (3,049) $     3,152  $  (104,811)
                                            ----------  -----------  -----------
Denominator:
 Weighted average shares--basic              1,617,356   13,212,076   28,608,072
 Effect of dilutive securities:
       Employee stock options..............         --      155,744           --
       Warrants............................         --      368,796           --
                                            ----------  -----------  -----------
Weighted average shares--diluted...........  1,617,356   13,736,616   28,608,072
                                            ==========  ===========  ===========
Net earnings (loss) per common share before
  extraordinary loss:
 Basic..................................... $    (1.89) $      0.24  $     (3.66)
 Diluted...................................      (1.89)        0.23        (3.66)
                                            ==========  ===========  ===========

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

   During fiscal 1999, the exercise prices of the options and warrants were less than the average fair value price and were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive. In addition, in fiscal 1999, the calculation did not include the Class A shares issuable upon conversion of the Class L shares and exchangeable shares as the effect would have been anti-dilutive. During fiscal 2000, the calculation did not include 1,097,000 options as the effect would have been anti-dilutive. During 2001, the calculation did not include 1,911,060 options as the effect would have been anti-dilutive.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


21.  Restructuring and other charges:

   During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $67,548 consisting of a write-down of goodwill and other intangible assets and the costs associated with existing or re-sizing facilities. In addition, the Company recorded other charges of $27,298 related primarily to accounts receivable, inventory and asset impairment charges.

   The following table details the components of the restructuring and other charges, and the related amounts included in accrued liabilities:

                                                                      Accrual at
                                           Total  Non-cash    Cash   December 31,
                                          charges charges   payments     2001
                                          ------- --------  -------- ------------
Inventory write-downs included in cost of
  sales(a)............................... $25,388 $(25,388) $    --     $   --
Lease and other contract obligations(a)..   8,678       --   (2,514)     6,164
Severance(a).............................   3,830       --   (3,205)       625
Asset impairment(a)......................   5,609   (5,609)      --         --
Write-down of intangible assets(b).......  17,765  (17,765)      --         --
Other facility exit costs(a).............   6,278   (3,059)  (2,446)       773
                                          ------- --------  -------     ------
                                           42,160  (26,433)  (8,165)     7,562
                                          ------- --------  -------     ------
                                           67,548  (51,821)  (8,165)     7,562
Other charges(c).........................  27,298  (27,298)      --         --
                                          ------- --------  -------     ------
                                          $94,846 $(79,119) $(8,165)    $7,562
                                          ======= ========  =======     ======

  (a) Restructuring charges:

      The write-down of inventory of $25,388 is associated with the closure of the assembly facility in Denver.

      Lease and other contract obligations of $8,678 include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

      Severance costs of $3,830 are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the re-sizing of the Mexico and Ireland facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility, 47 plant and operational employees at the Cork, Ireland facility and 68 plant and operational employees at the Donegal, Ireland facility.

      Asset impairment charges of $5,609 reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

      Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001

21.  Restructuring and other charges (continued):

   The major components of the restructuring are estimated to be complete during fiscal year 2002.

  (b) Write-down of intangible assets:

      During fiscal year 2001, the Company recorded a write-down of intangible assets of $17,765 which includes the write-down of goodwill associated with the Qualtron Teoranta acquisition of $16,265 and the write-down of intangible assets of $1,500. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", current accounting guidance requires that long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the downturn in the electronics manufacturing services industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. An evaluation under SFAS No. 121 indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron Teoranta acquisition were less than their carrying value and, accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron Teoranta and certain intangible assets.

  (c) Other charges:

      During fiscal year 2001, the Company recorded other charges totaling $27,298 pre-tax related primarily to accounts receivable, inventory and asset impairment charges, resulting from the current downturn in the technology sector. Included in cost of sales are other charges of $18,496 related to inventory and included in selling, general and administrative expenses are other charges of $7,937 related to accounts receivable exposures and other charges of $865 related to asset impairment charges, at various facilities other than the Denver and Haverhill facilities.

22.  Comparative figures:

   Certain 1999 comparative figures have been reclassified to conform with the current year's financial statement presentation.

23.  United States and Canadian accounting policy differences:

   The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in the United States ("U.S."). The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below:

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


23.  United States and Canadian accounting policy differences (continued):

   The following table reconciles net earnings (loss) as reported in the accompanying consolidated statements of operations to net earnings (loss) that would have been reported under Canadian GAAP:

                                                      1999     2000    2001
                                                     -------  ------ ---------
Net earnings (loss) in accordance with U.S. GAAP.... $(2,143) $3,638 $(104,811)
Amortization(a).....................................      --      20       220
Write-down of goodwill(a)...........................      --      --     2,205
                                                     -------  ------ ---------
Net earnings (loss) in accordance with Canadian GAAP $(2,143) $3,658 $(102,386)
                                                     =======  ====== =========

   Net earnings (loss) for the year under Canadian GAAP is comprised of the following:

                                                       1999      2000       2001
                                                      -------  ---------  ---------
Operating income (loss).............................. $ 6,309  $ 27,520   $(122,087)
Interest.............................................   7,066     13,837      9,330
Debt extinguishment costs (b)........................   2,090      4,318         --
                                                      -------  ---------  ---------
Earnings (loss) before income taxes..................  (2,847)     9,365   (131,417)
Income taxes (recovery)..............................    (704)     5,707    (29,031)
                                                      -------  ---------  ---------
Net earnings (loss).................................. $(2,143) $   3,658  $(102,386)
                                                      =======  =========  =========
Shareholders' equity in accordance with U.S. GAAP.... $ 7,799  $ 228,486  $ 124,661
Shares issued to acquire Qualtron Teoranta (a).......      --     (2,445)    (2,445)
Amortization of goodwill (a).........................      --         20        240
Write-down of goodwill (a)...........................      --         --      2,205
                                                      -------  ---------  ---------
Shareholders' equity in accordance with Canadian GAAP $ 7,799  $ 226,061  $ 124,661
                                                      =======  =========  =========

  (a) Acquisitions:

      Under U.S. GAAP, shares issued as consideration in a business combination are valued using the share price at the announcement date of the acquisition. Under Canadian GAAP, at the date of acquisition, the shares were valued on the consummation date. As a result, under Canadian GAAP, the total purchase price for Qualtron Teoranta would be $24,455, resulting in goodwill of $15,630. Under the U.S. GAAP, the purchase price was $26,900, resulting in goodwill of $18,075. Goodwill amortization in fiscal 2001 under U.S. GAAP was $1,783 (2000--$151) and under Canadian GAAP was $1,563 (2000--$131). The write-down of goodwill during 2001 relating to Qualtron Teoranta was $16,265 under U.S. GAAP and $14,060 under Canadian GAAP.

  (b) Extraordinary loss:

      Under U.S. GAAP, the charges incurred as a result of the early payment of the senior notes payable and subordinated notes described in note 17 are recorded as an extraordinary loss. Under Canadian GAAP, the charges would have been included in earnings (loss) before income taxes and the related tax benefit recorded in income tax expense.

                               SMTC CORPORATION
                         (FORMERLY HTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

                 Years ended December 31, 1999, 2000 and 2001


23.  United States and Canadian accounting policy differences (continued):

  (c) Earnings per share:

      In fiscal 2000, the Company retroactively adopted the new accounting standard approved by The Canadian Institute of Chartered Accountants ("CICA") dealing with the computation of earnings per share which requires the use of the treasury stock method and is substantially consistent with U.S. GAAP.

  (d) New accounting pronouncements:

      In July 2001, the CICA issued new standards that are substantially consistent with Statements No. 141 and 142 (note 2(p)) except that under Canadian GAAP, any transitional impairment charge is recognized in opening retained earnings, under U.S. GAAP the cumulative adjustment is recognized in earnings.

24.  Subsequent event:

   Subsequent to December 31, 2001, the main customer of the Company's Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was taking steps to place the Cork, Ireland facility in voluntary administration. The Company anticipates that it will take a charge of $8,000 to $10,000 in the first quarter of 2002 related to the closure of the facility. SMTC will continue to conduct European operations through its Donegal, Ireland facility.