Form 10-Q
period 2002-03-31
SMTC CORP
filed 2002-05-15
CIK 1108320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

                         COMMISSION FILE NUMBER 0-31051

                                SMTC CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                          98-0197680
      ---------------------------------         -------------------
        (State or Other Jurisdiction             (I.R.S. Employer
      of Incorporation or Organization)         Identification No.)

                                  635 HOOD ROAD
                        MARKHAM, ONTARIO, CANADA L3R 4N6
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (905) 479-1810
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of March 31, 2002, SMTC Corporation had 23,190,370 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 31, 2002, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 5,499,409 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                                SMTC Corporation
                                    Form 10-Q

                                Table of Contents

          Page No.
          --------
PART I    Financial Information                                                           3

Item 1.   Financial Statements                                                            3

          Consolidated Balance Sheets as of December 31, 2001
           and  March 31, 2002 (unaudited)                                                3

          Consolidated Statements of Operations for the three months ended
          March 31, 2002 and April 1, 2001 (unaudited)                                    4

          Consolidated Statement of Changes in Shareholders' Equity for the
          three months ended March 31, 2002 (unaudited)                                   5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2002 and April 1, 2001 (unaudited)                                    6

          Notes to Consolidated Financial Statements                                      8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                   17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      34

PART II   Other Information

Item 5.   Other Information                                                               35

Item 6.   Exhibits and Reports on Form 8-K                                                35

Signatures                                                                                36


SMTC CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)




                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                    2002                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
ASSETS

Current assets:
     Cash and short-term investments                                        $       1,746         $     12,103
     Accounts receivable                                                           77,343               81,374
     Inventories (note 2)                                                          90,805               80,900
     Prepaid expenses                                                               4,684                4,782
     Income taxes recoverable                                                           -                  997
     Deferred income taxes                                                            632                  632
-------------------------------------------------------------------------------------------------------------------
                                                                                  175,210              180,788

Capital assets                                                                     57,278               60,416
Goodwill                                                                           55,560               55,560
Other assets                                                                       11,364               11,538
Deferred income taxes                                                              33,762               33,118

-------------------------------------------------------------------------------------------------------------------
                                                                            $     333,174         $    341,420
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $      61,751         $     56,487
     Accrued liabilities                                                           45,832               36,276
     Current portion of long-term debt (note 3)                                    13,750               12,500
     Current portion of capital lease obligations                                     214                  198
-------------------------------------------------------------------------------------------------------------------
                                                                                  121,547              105,461

Long-term debt (note 3)                                                            98,702              110,297
Capital lease obligations                                                             338                  406
Deferred income taxes                                                                 595                  595

Shareholders' equity:
     Capital stock                                                                 68,496               68,496
     Loans receivable                                                                 (13)                 (13)
     Additional paid-in-capital                                                   161,172              161,666
     Warrants                                                                         494                    -
     Deficit                                                                     (118,157)            (105,488)
-------------------------------------------------------------------------------------------------------------------
                                                                                  111,992              124,661

-------------------------------------------------------------------------------------------------------------------
                                                                            $     333,174         $    341,420
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                              --------------------------------
                                                                                 March 31,            April 1,
                                                                                      2002                2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                (restated)
Revenue                                                                       $    138,909         $   197,812

Cost of sales (including restructuring
   charges) (note 7)                                                               132,161             195,652
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                         6,748               2,160

Selling, general and
   administrative expenses                                                           7,090               9,425

Amortization                                                                           455               2,352

Restructuring charges (note 7)                                                           -              15,559
-----------------------------------------------------------------------------------------------------------------------

Operating loss                                                                        (797)            (25,176)

Interest                                                                             2,315               2,892
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes and discontinued operations                                (3,112)            (28,068)

Income tax recovery                                                                   (640)             (9,267)
-----------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations                                                 (2,472)            (18,801)

Loss from discontinued operations (note 8)                                         (10,197)             (1,211)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                      $    (12,669)        $   (20,012)

-----------------------------------------------------------------------------------------------------------------------

Loss per share:
   Basic loss per share before
     discontinued operations                                                  $      (0.09)        $     (0.67)
   Loss from discontinued operations per share                                       (0.35)              (0.04)
-----------------------------------------------------------------------------------------------------------------------
   Basic loss per share                                                       $      (0.44)        $     (0.71)
-----------------------------------------------------------------------------------------------------------------------

   Diluted loss per share                                                     $      (0.44)        $     (0.71)

-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common
 shares used in the calculations
 of loss per share:
     Basic                                                                      28,689,779          28,362,053
     Diluted                                                                    28,689,779          28,362,053

-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Three months ended March 31, 2002
 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                         Additional
                                Capital                     paid-in          Loans                  Shareholders'
                                  stock      Warrants       capital     receivable      Deficit        equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    $  68,496     $       -     $ 161,666      $     (13)   $(105,488)   $   124,661

Warrants issued                       -           494          (494)             -            -              -

Net loss for the period               -             -             -              -      (12,669)       (12,669)

-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002       $  68,496     $     494     $ 161,172      $     (13)   $(118,157)   $   111,992
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

 (Unaudited)

--------------------------------------------------------------------------------
                                                         Three  months ended
                                                    ----------------------------
                                                     March 31,         April 1,
                                                          2002             2001
--------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                       $  (12,669)       $ (20,012)
     Items not involving cash:
         Amortization                                      455            2,352
         Depreciation                                    3,053            2,896
         Deferred income tax benefit                      (644)          (9,579)
         Impairment of assets                            1,129            5,023
     Change in non-cash operating working capital:
         Accounts receivable                             4,031           20,078
         Inventories                                    (9,905)          33,730
         Prepaid expenses                                   98           (1,196)
         Accounts payable, accrued liabilities and
           income taxes recoverable                     15,817          (44,565)
     ---------------------------------------------------------------------------
                                                         1,365          (11,273)
Financing:
     Increase in long-term debt                              -           18,482
     Decrease in long-term debt                        (10,345)               -
     Principal payments on capital leases                  (52)            (204)
     Proceeds from issuance of common stock                  -              313
     Repayment of loans receivable                           -               14
     Debt issuance costs                                  (281)               -
     ---------------------------------------------------------------------------
                                                       (10,678)          18,605

Investments:
     Purchase of capital assets                         (1,044)          (8,330)
     ---------------------------------------------------------------------------
                                                        (1,044)          (8,330)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                  (10,357)            (998)

Cash and cash equivalents, beginning of period          12,103            2,698

--------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $    1,746        $   1,700
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars)

 (Unaudited)




--------------------------------------------------------------------------------
                                                         Three months ended
                                                    ---------------------------
                                                     March 31,         April 1,
                                                          2002             2001
--------------------------------------------------------------------------------
Supplemental disclosures:
     Cash paid during the period:
         Income taxes                               $      601        $   3,601
         Interest                                        2,166            2,826

--------------------------------------------------------------------------------


Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------

1.     Basis of presentation:

       The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

       The accompanying unaudited consolidated balance sheet as at March 31, 2002, the unaudited consolidated statements of operations for the three month periods ended March 31, 2002 and April 1, 2001, the unaudited consolidated statement of changes in shareholders' equity for the three month period ended March 31, 2002, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2002 and April 1, 2001 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2001.

       The unaudited interim consolidated financial statements are based upon accounting principles consistent with those described in the December 31, 2001 audited financial statements except as follows:

       In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement
       121. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------

1.     Basis of presentation (continued):

       In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

       Because of the extensive effort needed to comply with adopting Statement 142, the Company has not estimated the impact of this Statement on its financial statements, beyond discontinuing goodwill amortization and assessing the classification of intangibles. The change to a methodology that assesses fair value by reporting unit could result in an impairment charge.

       Effective January 1, 2002, the Company had unamortized goodwill of $55,560, which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

      -----------------------------------------------------------------------------------------
                                                                Three months ended
                                                                ------------------
                                                             March 31,          April 1,
                                                                  2002              2001
      -----------------------------------------------------------------------------------------
      Net loss                                              $  (12,669)      $   (20,012)
      Add back goodwill amortization, net of tax                     -             1,692
      -----------------------------------------------------------------------------------------
      Net loss before goodwill amortization                    (12,669)          (18,320)
      -----------------------------------------------------------------------------------------

      Basic and diluted loss per share:
        Net loss                                            $    (0.44)      $     (0.71)
        Net loss before goodwill amortization               $    (0.44)      $     (0.65)
      -----------------------------------------------------------------------------------------


SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------



1.     Basis of presentation (continued):

       In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted Statement 144 for the quarter ending March 31, 2002 and presented the closure of its Cork facility and the related charges as discontinued operations.

       In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

2.     Inventories:

       -------------------------------------------------------------------------
                                                March 31,         December 31,
                                                     2002                 2001
       -------------------------------------------------------------------------

       Raw materials                         $     48,129          $    38,289
       Work in process                             27,561               24,984
       Finished goods                              13,805               16,230
       Other                                        1,310                1,397

       -------------------------------------------------------------------------
                                             $     90,805          $    80,900
       -------------------------------------------------------------------------

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------


3.          Long-term debt:

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

           The Company was in compliance with the amended financial covenants at March 31, 2002. Continued compliance with the amended financial covenants through December 31, 2002 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable however, the forecasts are dependent on a number of factors some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company's customers. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

           Prior to taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation (note 8), the Company and its lending group executed an amendment to the credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure.

           The Company's activity levels have exceeded the plan that served as the basis for the Company's amended financial covenants. The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------


4.     Loss per share:

       The following table sets forth the calculation of basic and diluted loss per common share:

       ------------------------------------------------------------------------------------------------------
                                                                               Three months ended
                                                                         -----------------------------
                                                                             March 31,        April 1,
                                                                                  2002            2001
       ------------------------------------------------------------------------------------------------------
       Numerator:
       ------------------------------------------------------------------------------------------------------

       Net loss before discontinued operations                           $      (2,472)  $     (18,801)
       Net loss                                                                (12,669)        (20,012)
       ------------------------------------------------------------------------------------------------------

       Denominator:
           Weighted-average shares -
              basic                                                         28,689,779      28,362,053
           Effect of dilutive securities:
                Employee stock options                                               -               -
                Warrants                                                             -               -
       ------------------------------------------------------------------------------------------------------
           Weighted-average shares -
              diluted                                                       28,689,779      28,362,053
       ------------------------------------------------------------------------------------------------------

       Loss per share:
           Basic and diluted, before discontinued operations             $       (0.09)  $       (0.67)
           Basic and diluted                                             $       (0.44)  $       (0.71)
       ------------------------------------------------------------------------------------------------------

       Options and warrants to purchase common stock were outstanding during the three month periods ended March 31, 2002 and April 1, 2001 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the periods.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------


5.     Income taxes:

       The Company's effective tax rate differs from the statutory rate primarily due to losses not tax effected in certain jurisdictions.

6.     Segmented information:

       The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eight facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges and discontinued operations. Discontinued operations in the first quarter of 2002 relates to the Cork, Ireland facility (note 8), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

       -----------------------------------------------------------------------------------------------------------
                        Three months ended March 31, 2002                   Three months ended April 1, 2001
                     -------------------------------------------     -----------------------------------------
                                                             Net                                           Net
                          Total      Intersegment       external           Total   Intersegment       external
                        revenue           revenue        revenue         revenue        revenue        revenue
       -----------------------------------------------------------------------------------------------------------
       United States $   123,312      $    (5,399)   $   117,913     $   158,475     $   (7,416)   $   151,059
       Canada             19,059           (2,054)        17,005          26,941           (887)        26,054
       Europe              1,381             (235)         1,146           4,694              -          4,694
       Mexico             52,310          (49,465)         2,845          24,469         (8,464)        16,005

       -----------------------------------------------------------------------------------------------------------
                     $   196,062      $   (57,153)   $   138,909     $   214,579     $  (16,767)   $   197,812
       -----------------------------------------------------------------------------------------------------------
       EBITA (before discontinued operations and restructuring charges):

           United States                             $    (1,565)                                  $     1,432
           Canada                                           (472)                                          580
           Europe                                           (207)                                          815
           Mexico                                          1,902                                        (3,192)
       -----------------------------------------------------------------------------------------------------------
                                                            (342)                                         (365)

           Interest                                        2,315                                         2,892
           Amortization                                      455                                         2,352
       -----------------------------------------------------------------------------------------------------------
       Earnings before income taxes, restructuring
         charges and discontinued operations         $    (3,112)                                  $    (5,609)
       Capital expenditures:
           United States                             $       721                                   $     4,629
           Canada                                             74                                           756
           Europe                                             24                                            23
           Mexico                                            225                                         2,922

       -----------------------------------------------------------------------------------------------------------
                                                     $     1,044                                   $     8,330
       -----------------------------------------------------------------------------------------------------------

                                      -13-

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------


6.     Segmented information (continued):

       The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

       -----------------------------------------------------------------------
                                               Three months ended
                                               ---------------------
                                            March 31,          April 1,
                                                 2002              2001
       -----------------------------------------------------------------------

       Geographic revenue:
           United States                   $  113,811       $   172,115
           Canada                               9,312            14,046
           Europe                               8,307             8,957
           Asia                                 5,341             2,668
           Mexico                               2,138                26

       -----------------------------------------------------------------------
                                           $  138,909       $   197,812
       -----------------------------------------------------------------------


       -----------------------------------------------------------------------
                                            March 31,      December 31,
                                                 2002              2001
       -----------------------------------------------------------------------

       Long-lived assets:
           United States                   $   72,213       $    73,269
           Canada                              21,201            21,832
           Europe                                 721             1,998
           Mexico                              18,703            18,877

       -----------------------------------------------------------------------
                                           $  112,838       $   115,976
       -----------------------------------------------------------------------

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------


7.     Restructuring charges:

       During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $22,459 during the first quarter of 2001 consisting of the costs associated with existing or re-sizing facilities.

       The following table details the components of the restructuring charge recorded in the first quarter of 2001:

       -----------------------------------------------------------------
                                                  Three months ended
                                                            April 1,
                                                                2001
       -----------------------------------------------------------------
       Inventory write-downs included in
         cost of sales                                     $   6,900

       Lease and other contract obligations                    5,178
       Severance                                               2,331
       Asset impairment                                        5,023
       Other facility exit costs                               3,027
       -----------------------------------------------------------------
                                                              15,559
       -----------------------------------------------------------------
                                                           $  22,459
       -----------------------------------------------------------------


       The following table details the related amounts included in accrued liabilities as at March 31, 2002:

       -------------------------------------------------------------------------
                                              Accrual at              Accrual at
                                            December 31,       Cash    March 31,
                                                    2001   payments         2002
       -------------------------------------------------------------------------

       Lease and other contract obligations    $   6,164     (1,459)   $   4,705
       Severance                                     625       (494)         131
       Other facility exit costs                     773       (118)         655
       -------------------------------------------------------------------------
                                               $   7,562     (2,071)   $   5,491
       -------------------------------------------------------------------------

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 31, 2002 and April 1, 2001
 (Unaudited)


--------------------------------------------------------------------------------



8.     Discontinued Operations:

       In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, the Company recorded a charge of $9,717 related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter.

       The following amounts are included in the loss from discontinued operations:

       --------------------------------------------------------------------------------------------
                                                                       Three months ended
                                                             -----------------------------------
                                                                  March 31,          April 1,
                                                                       2002              2001

       --------------------------------------------------------------------------------------------
       Revenue                                                   $    5,035       $     3,103
       --------------------------------------------------------------------------------------------


       Loss from discontinued operations:

         Operating loss before restructuring charges             $      480       $     1,016
         Restructuring charges                                            -               195
         Cost of closing the facility                                 9,717                 -

       --------------------------------------------------------------------------------------------
       Loss from discontinued operations                         $   10,197       $     1,211
       --------------------------------------------------------------------------------------------

       Included in the cost of closing the facility of $9,717 are the write-off of the net assets of $6,717 (comprised of capital assets of $1,129 and net working capital of $5,588) and other costs associated with exiting the facility of $3,000. Included in the other costs is severance of $1,350 related to the termination of all employees. The severance amount was unpaid at the end of the first quarter.

9.     Comparative figures:

       Certain 2001 comparative figures have been restated to separately disclose the results of discontinued operations of the Cork, Ireland facility.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:
(in millions, except per share amounts)

                                                      ------------------------------------------
                                                                 Three months ended
                                                      --------------------- --------------------
                                                            March 31, 2002        April 1, 2001
                                                      --------------------- --------------------
Revenue                                                          $ 138.9              $ 197.8
Cost of sales (including restructuring charges of
   Snil for the three months ended March 31, 2002
   and $6.9 million for the three months ended
   April 1, 2001)(a)                                               132.2                195.6
                                                      --------------------- --------------------
Gross profit                                                         6.7                  2.2
Selling, general and administrative expenses                         7.1                  9.5
Amortization                                                         0.4                  2.3
Restructuring charges (a)                                              -                 15.6
                                                      --------------------- --------------------
Operating loss                                                      (0.8)               (25.2)
Interest                                                             2.3                  2.9
                                                      --------------------- --------------------
Loss before income taxes and discontinued                           (3.1)               (28.1)
   operations

Income tax recovery                                                 (0.6)                (9.3)
                                                      --------------------- --------------------
Loss before discontinued operations                                 (2.5)               (18.8)
Loss from discontinued operations (b)                              (10.2)                (1.2)
                                                      --------------------- --------------------
Net loss                                                         $ (12.7)             $ (20.0)
                                                      ===================== ====================
Net loss per common share:

  Basic before discontinued operations                           $ (0.09)             $ (0.67)
  Loss from discontinued operations                                (0.35)               (0.04)
                                                      --------------------- --------------------
  Basic                                                          $ (0.44)             $ (0.71)
  Diluted                                                        $ (0.44)             $ (0.71)
                                                      ===================== ====================
Weighted average number of shares outstanding:

   Basic
   Diluted                                                          28.7                 28.4
                                                                    28.7                 28.4
                                                      ===================== ====================

(a) During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $22.5 million for the three months ended April 1, 2001, consisting of the costs associated with exiting or re-sizing facilities. Refer to note 7 to our consolidated financial statements.

(b) In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operates that facility in voluntary administration. Refer to note 8 to our consolidated financial statements.

Consolidated Adjusted Net Earnings (Loss):
(in millions, except per share amounts)

                                                      ---------------------------------------
                                                               Three months ended
                                                      ---------------------------------------
                                                          March 31, 2002       April 1, 2001
                                                      ------------------- -------------------
Net loss                                                    $ (12.7)              $ (20.0)
Adjustments:
   Discontinued operations                                     10.2                   1.2
   Amortization of goodwill                                       -                   2.1
   Restructuring and other charges                                -                  22.5
   Income tax effect                                              -                  (7.7)
                                                      ------------------- -------------------
Adjusted net loss                                           $  (2.5)              $  (1.9)
                                                      =================== ===================
Adjusted net loss per common share:
   Basic
   Diluted                                                  $ (0.09)              $ (0.07)
                                                            $ (0.09)              $ (0.07)
                                                      =================== ===================
Weighted average number of shares outstanding:
   Basic
   Diluted                                                     28.7                  28.4
                                                               28.7                  28.4
                                                      =================== ===================

The Company has provided information on adjusted net earnings to supplement its GAAP financial information. Adjusted net earnings do not have any standardized meaning prescribed by GAAP and are no necessarily comparable to similar measures presented by other issuers. The Company believes that adjustet net earnings is a meaningful measure of operating performance due to the history of acquisitions and recend restructurings. Adjusted net earnings exclude the effects of discontinued operations, amortization ot intangible assets and goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures anf severance costs) and income tax adjustments. Adjusted net earnings are not a measure of operatind performance or profitability under U.S. GAAP or Canadian GAAP and should not be considered in isolation og as a substitute for net earnings prepared in accordance with U.S. GAAP or Canadian GAAP.

Consolidated Balance Sheet Data:
(in millions)

                                               ------------------- ----------------------
                                                   March 31, 2002     December 31, 2001
                                               ------------------- ----------------------
Cash                                                    $  1.7                $  12.1
Working capital                                           53.7                   75.3
Total assets                                             333.2                  341.4
Total debt, including current maturities                 112.5                  122.8
Shareholders' equity                                     112.0                  124.7



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

         During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and addressing our excess equipment. Accordingly, we recorded restructuring charges of $67.6 million pre-tax (consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities) and other charges of $27.3 million pre-tax (consisting of accounts receivable, inventory and asset impairment charges).

         As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002. (See Liquidity and Capital Resources).

          In addition, in February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility.

         Prior to taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure.

         The Company's activity levels have exceeded the plan that served as the basis for the Company's amended financial covenants. The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs.

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

         o Ogden International Europe's operations in Cork, Ireland, which expanded our global presence into Europe, in 1998 (which we have subsequently closed);

         o Zenith Electronics' facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities, in July 1999;

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

         Our fiscal year end is December 31. The consolidated financial statements of SMTC, are prepared in accordance with United States GAAP.

         The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

                                                     -------------------------------------
                                                               Three months ended
                                                     -------------------------------------
                                                        March 31, 2002      April 1, 2001
                                                     ------------------ ------------------
Revenue                                                     100.0%             100.0%
Cost of sales (including restructuring charges of
   $nil for the three months ended March 31, 2002
   and $6.9 million for the three months ended
   April 1, 2001)                                            95.1               98.9
                                                     ------------------ ------------------
Gross profit                                                  4.9                1.1
Selling, general and administrative expenses                  5.1                4.8
Amortization                                                  0.4                1.2
Restructuring charges                                           -                7.8
                                                     ------------------ ------------------
Operating loss                                               (0.6)             (12.7)
Interest                                                      1.6                1.5
                                                     ------------------ ------------------
Loss before income taxes and discontinued                    (2.2)             (14.2)
   operations

Income tax recovery                                          (0.4)              (4.7)
                                                     ------------------ ------------------
Loss before discontinued operations                          (1.8)              (9.5)
Loss from discontinued operations                            (7.3)              (0.6)
                                                     ------------------ ------------------
Net loss                                                     (9.1)%            (10.1)%
                                                     ================== ==================

Quarter ended March 31, 2002 compared to the quarter ended April 1, 2001

Revenue

         Revenue decreased $58.9 million, or 29.8%, from $197.8 million in the first quarter of 2001 to $138.9 million in the first quarter of 2002. The decrease in revenue is due to the effects of the general decline in the technology market. During the first quarter of 2002, we recorded approximately $10.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $11.6 million of such sales for the same period in 2001.

         Revenue from IBM of $36.4 million and Alcatel of $19.8 million for the first quarter of 2002 was 26.2% and 14.2%, respectively, of total revenue for the period. Revenue from IBM of $30.5 million, Dell of $22.4 million and Alcatel of $20.1 million for the first quarter of 2001 was 15.4%, 11.3% and 10.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

         In the first quarter of 2002, 62.9% of our revenue was generated from operations in the United States, 26.7% from Mexico, 9.7% from Canada and 0.7% from Europe. In the first quarter of 2001, 73.8% of our revenue was generated from operations in the United States, 11.4% from Mexico, 12.6% from Canada, and 2.2% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Gross Profit

         Gross profit increased $4.5 million from $2.2 million, or 1.1% of revenue, for the three months ended April 1, 2001 to $6.7 million, or 4.9% of revenue, for the three months ended March 31, 2002. The improvement in the gross profit is due to the $6.9 million portion of our restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, recorded during the first quarter of 2001. Excluding the $6.9 million restructuring charge recorded in the first quarter of 2001, the gross profit was $9.1 million or 4.6% of revenue. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts and the ability to sell back inventory to customers or suppliers. If these assumptions change, additional write-downs may be required.

Selling, General & Administrative Expenses

         Selling, general and administrative expenses decreased $2.4 million from $9.5 million for the first quarter of 2001 to $7.1 million for the first quarter of 2002. This decrease is due to the closure of our Denver and Haverhill facilities and our continued focus on reducing selling, general and administrative expenses.

         The Company determines the allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentration of credit risk and industry conditions.

         As a percentage of revenue, selling, general and administrative expenses increased from 4.8% for the first quarter of 2001 to 5.1% for the first quarter of 2002 due to the lower sales base in the first quarter of 2002.

Amortization

         Amortization of intangible assets of $0.4 million for the first quarter of 2002 included the amortization of $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

         Amortization of intangible assets of $2.3 million for the first quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets for the first quarter of 2001 also included the amortization of $0.1 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs.

         Recent accounting pronouncements have changed the way we account for goodwill by requiring us to no longer amortize goodwill. (See Recent Accounting Pronouncements).

Restructuring Charges

         During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $22.5 million during the first quarter of 2001 consisting of the costs associated with existing or re-sizing facilities. There were no restructuring charges in the first quarter of 2002.

         The following table details the components of the restructuring charge recorded in the first quarter of 2001:

         ----------------------------------------------------------------------
                                                           Three months ended
                                                                     April 1,
           (in millions)                                                 2001
         ----------------------------------------------------------------------

         Inventory write-downs included in
           cost of sales                                            $     6.9

         Lease and other contract obligations                             5.2
         Severance                                                        2.4
         Asset impairment                                                 5.0
         Other facility exit costs                                        3.0
         ----------------------------------------------------------------------
                                                                         15.6
         ----------------------------------------------------------------------
                                                                    $    22.5
         ----------------------------------------------------------------------


         The write-down of inventory of $6.9 million is associated with the closure of the assembly facility in Denver.

         Lease and other contractual obligations of $5.2 million include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

         Severance costs of $2.4 million are associated with the closure of the Denver assembly facility and the re-sizing of the Mexican facilities. The severance costs relate to all 429 employees at the Denver facility and 847 plant and operational employees at the Mexico facility.

         Asset impairment charges of $5.0 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

         Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver location.

         The major components of the restructuring are estimated to be complete during fiscal year 2002. The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

         Interest expense decreased $0.6 million from $2.9 million for the first quarter of 2001 to $2.3 million for the first quarter of 2002 due to lower average debt outstanding during the first quarter of 2002 combined with lower interest rates. Lower working capital requirements during the first quarter of 2002 resulted in lower average debt outstanding. Interest expense for the first quarter of 2001 included a charge of $0.5 million related to the change in the fair value of interest rates swaps in place at that time, offset by $0.6 million of interest capitalized on construction in progress. The weighted average interest rates with respect to the debt for the first quarter of 2001 and 2002 were 8.7% and 7.2%, respectively.

Income Tax Expense

         For the first quarter ended March 31, 2002 an income tax recovery of $0.6 million was recorded on a pre-tax loss before discontinued operations of $3.1 million resulting in an effective tax recovery rate of 19.4%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

         For the first quarter ended April 1, 2001, an income tax recovery of $9.3 million on a pre-tax loss before discontinued operations of $28.1 million, resulting in an effective tax rate of 33.1% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $1.0 million of goodwill amortization.

         At December 31, 2001, the Company had total net operating loss carryforwards of approximately $105.0 million of which $3.0 million and $88.0 million will begin to expire in 2013 and 2022, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

Discontinued Operations

In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter.

The following amounts are included in the loss from discontinued operations:

        -----------------------------------------------------------------------------------
                                                                 Three months ended
                                                            March 31,          April 1,
                                                                 2002              2001
        (in millions)
        -----------------------------------------------------------------------------------
        Revenue                                            $        5.0     $         3.1
        -----------------------------------------------------------------------------------

        Loss from discontinued operations:
          Operating loss before restructuring charges      $        0.5     $         1.0
          Restructuring charges                                     -                 0.2
          Cost of closing the facility                              9.7               -

        -----------------------------------------------------------------------------------
        Loss from discontinued operations                  $       10.2     $         1.2
        -----------------------------------------------------------------------------------

Included in the cost of closing the facility of $9.7 million are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees. The severance amount was unpaid at the end of the fiscal quarter.

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

     Three months ended March 31, 2002 Liquidity: Net cash provided by operating activities for the first quarter of 2002 was $1.4 million. Lower levels of activity and our continued focus on improving our balance sheet metrics led to reduced working capital usage. Our net cash cycle improved from 83 days for the first quarter of 2001 to 47 days for the fourth quarter of 2001 to 39 days for the first quarter of 2002. Accounts receivable days sales outstanding improved from 79 days in the first quarter of 2001 to 56 days in the fourth quarter of 2001 to 50 days in the first quarter of 2002.

         Net cash used by financing activities for the quarter ended March 31, 2002 was $10.7 million due to the repayment of long-term debt of $10.3 million, the repayment of capital leases of $0.1 million and the costs associated with the amendment to our credit agreement of $0.3 million.

         Net cash used in investing activities for the quarter ended March 31, 2002 was $1.0 million due to the purchase of capital assets.

     Three months ended April 1, 2001 Liquidity: Net cash used for operating activities for the three months ended April 1, 2001 was $11.3 million. The growth of both existing and new customers during fiscal year 2000 led to our increased working capital needs.

          Net cash provided by financing activities for the three months ended April 1, 2001 was $18.6 million due to an increase in long-term debt of $18.5 million and the proceeds from issuance of capital stock on the exercise of options of $0.3 million, which was offset by repayment of capital leases of $0.2 million.

         Net cash used in investing activities for the three months ended April 1, 2001 was $8.3 million due to the purchase of capital assets.

Capital Resources

         As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the current credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002.

         The amended financial covenants included in the revised credit facility include monthly and quarterly minimum cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) targets, a maximum daily and monthly revolving credit loan balance based on accounts receivable and inventory levels and maximum quarterly capital expenditures. The Company's activity levels have exceeded the plan that served as the basis for these amended financial covenants. Accordingly, the Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs. The Company was in compliance with the amended financial covenants at December 31, 2001, and at month's end on January 27, 2002 and February 24, 2002, March 31, 2002 and April 30, 2002. Continued compliance with the amended financial covenants through December 31, 2002, the end of the amendment period, is dependent on the Company achieving its forecasts inherent in our current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers.

         During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As at March 31, 2002, we had borrowed $112.5 million under this facility.

         In connection with the amendments, the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on April 30, 2002. If an event of default occurs during the period from the effective amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of grant. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002 and April 30, 2002, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

         The Company also paid amendment fees of $1.5 million comprised of $0.7 million representing 0.5% of the lender's commitments under the revolving credit facilities and term loans outstanding at February 11, 2002 and other amendment related fees of $0.8 million. The Company may be required to pay default fees if it violates certain covenants after the effective date of the February 2002 amendment. The amendment fees and the fair value of the warrants in connection with amending the agreement have been accounted for as deferred financing fees.

         In March 2002, we and our lenders executed an amendment to our credit facility to waive the default that would have been caused by placing the subsidiary that operates the Cork, Ireland facility in voluntary liquidation. We paid $0.1 million in amendment fees in connection with such amendment.

         In connection with the April 30, 2002 amendment, we paid approximately $0.1 million in amendment fees.

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

Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

         In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

         Because of the extensive effort needed to comply with adopting Statement 142, the Company has not estimated the impact of this Statement on its financial statements, beyond discontinuing goodwill amortization and assessing the classification of intangibles. The change to a methodology that assesses fair value by reporting unit could result in an impairment charge.

         Effective January 1, 2002, the Company had unamortized goodwill of $55.6 million, which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

         -----------------------------------------------------------------------
                                                         Three months ended
                                                    ----------------------------
                                                     March 31,          April 1,
         (in millions, except per share amounts)          2002              2001
         -----------------------------------------------------------------------
         Net loss                                   $    (12.7)      $    (20.0)
         Add back goodwill amortization, net of tax          -              1.7
         -----------------------------------------------------------------------
         Net loss before goodwill amortization           (12.7)           (18.3)
         -----------------------------------------------------------------------
         Basic and diluted loss per share:
           Net loss                                 $    (0.44)      $    (0.71)
           Net loss before goodwill amortization    $    (0.44)      $    (0.65)
         -----------------------------------------------------------------------

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted Statement 144 for the quarter ending March 31, 2002 and presented the closure of its Cork facility and the related charges as discontinued operations.

         In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

FORWARD-LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs;
(3) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

         As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during the second half of 2001. If economic conditions worsen, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

         Our two largest customers during the first quarter of 2002 were IBM and Alcatel, which represented approximately 26.2% and 14.2%, respectively, of our total revenue for that period. Our top ten largest customers (including IBM and Alcatel) collectively represented approximately 76% of our total revenue during the first quarter of 2002. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

         In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

         Revenue generated outside of the United States and Canada was approximately 11.3% in 2001. International operations are subject to inherent risks, including:

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

         o        trade restrictions; and

         o        dependence on key customers.

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

         At March 31, 2002, we had $112.5 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

         o We will be more vulnerable to adverse general economic conditions;

         o We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

         o We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

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

         The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. As at September 30, 2001, we were in violation of financial covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants consistent with our current revenues and our forecast for 2002. As a result of our non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us, which may have a material adverse effect on our business, financial condition and results of operations.

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

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

         Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended March 31, 2002 was 7.2%. Our debt of $112.5 million bore interest at 7.3% on March 31, 2002 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 7.7% and our interest expense would have increased by approximately $0.1 million for the first quarter of 2002.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

                            PART II OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

The Company announced in a press release on March 28, 2002 that the Board of Directors had appointed Khalil Barsoum to the Board to fill the vacancy created by the resignation of Anthony Sigel from the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits:      None.
              -------------------

         (b)  Reports on Form 8-K:   None.
              --------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                SMTC CORPORATION

                                     By: /s/ Paul Walker
                                         --------------------------------
                                         Name: Paul Walker
                                         Title: President and CEO

                                     By: /s/ Frank Burke
                                         --------------------------------
                                         Name: Frank Burke
                                         Title: Chief Financial Officer

Date:  May 15, 2002