Form 10-Q
period 2002-06-30
SMTC CORP
filed 2002-08-14
CIK 1108320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              --------  ---------

                         COMMISSION FILE NUMBER 0-31051

                                SMTC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               98-0197680
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

As of June 30, 2002, SMTC Corporation had 23,196,443 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of June 30, 2002, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 5,493,336 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                                SMTC Corporation
                                    Form 10-Q

                                Table of Contents

                                                                                         Page No.
                                                                                         --------
PART I        Financial Information

Item 1.       Financial Statements                                                           3

              Consolidated Balance Sheets as of December 31, 2001
              and  June 30, 2002 (unaudited)                                                 3

              Consolidated Statements of Operations for the three
              and six months ended June 30, 2002 and July 1, 2001 (unaudited)                4

              Consolidated Statement of Changes in Shareholders' Equity for the
              six months ended June 30, 2002 (unaudited)                                     5

              Consolidated Statements of Cash Flows for the three and six months ended
              June 30, 2002 and July 1, 2001 (unaudited)                                     6

              Notes to Consolidated Financial Statements                                     8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                 20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                    41

PART II       Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                           42

Item 5.       Other Information                                                             42

Item 6.       Exhibits and Reports on Form 8-K                                              42

Signatures                                                                                  43

SMTC CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

==============================================================================
                                                      June 30,    December 31,
                                                          2002            2001
------------------------------------------------------------------------------
                                                    (unaudited)
Assets

Current assets:
   Cash and short-term investments                   $     749       $  12,103
   Accounts receivable                                  80,984          81,374
   Inventories (note 2)                                 81,245          80,900
   Prepaid expenses                                      5,371           4,782
   Income taxes recoverable                                521             997
   Deferred income taxes                                   632             632
------------------------------------------------------------------------------
                                                       169,502         180,788

Capital assets                                          55,486          60,416
Goodwill                                                55,560          55,560
Other assets                                            12,513          11,538
Deferred income taxes                                   34,330          33,118

------------------------------------------------------------------------------
                                                     $ 327,391       $ 341,420
==============================================================================
Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                  $  62,216       $  56,487
   Accrued liabilities                                  39,866          36,276
   Current portion of long-term debt (note 3)           15,000          12,500
   Current portion of capital lease obligations            214             198
------------------------------------------------------------------------------
                                                       117,296         105,461

Long-term debt (note 3)                                 99,036         110,297
Capital lease obligations                                  285             406
Deferred income taxes                                      595             595

Shareholders' equity:
   Capital stock                                        68,496          68,496
   Loans receivable                                        (13)            (13)
   Additional paid-in-capital                          161,007         161,666
   Warrants                                                659              --
   Deficit                                            (119,970)       (105,488)
------------------------------------------------------------------------------
                                                       110,179         124,661
------------------------------------------------------------------------------
                                                     $ 327,391       $ 341,420
==============================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

=================================================================================================================
                                                    Three months ended                     Six months ended
                                             -----------------------------       --------------------------------
                                                June 30,           July 1,          June 30,              July 1,
                                                    2002              2001              2002                 2001
-----------------------------------------------------------------------------------------------------------------
                                                        (restated, note 8)                     (restated, note 8)
Revenue                                      $   161,589       $   149,928       $   300,498          $   347,740

Cost of sales (including restructuring
   charges) (note 7)                             154,584           153,551           286,745              349,203
-----------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                7,005            (3,623)           13,753               (1,463)

Selling, general and
   administrative expenses                         6,218             7,906            13,308               17,331

Amortization                                         601             2,353             1,056                4,705

Restructuring charges (note 7)                        --                --                --               15,559
-----------------------------------------------------------------------------------------------------------------

Operating income (loss)                              186           (13,882)             (611)             (39,058)

Interest                                           2,389             2,561             4,704                5,453
-----------------------------------------------------------------------------------------------------------------
Loss before income taxes and
   discontinued operations                        (2,203)          (16,443)           (5,315)             (44,511)

Income tax recovery                                 (390)           (3,435)           (1,030)             (12,702)
-----------------------------------------------------------------------------------------------------------------

Loss before discontinued operations               (1,813)          (13,008)           (4,285)             (31,809)

Loss from discontinued operations (note 8)            --              (866)          (10,197)              (2,077)
-----------------------------------------------------------------------------------------------------------------

Net loss                                          (1,813)      $   (13,874)      $   (14,482)         $   (33,886)
=================================================================================================================

Loss per share:
   Basic loss per share before
      discontinued operations                $     (0.06)      $     (0.45)      $     (0.15)         $     (1.12)
   Loss from discontinued
      operations per share                            --             (0.03)            (0.35)               (0.07)
-----------------------------------------------------------------------------------------------------------------
   Basic loss per share                      $     (0.06)      $     (0.48)      $     (0.50)         $     (1.19)
=================================================================================================================

   Diluted loss per share                    $     (0.06)      $     (0.48)      $     (0.50)         $     (1.19)
=================================================================================================================

Weighted average number of common
   shares used in the calculations of
   loss per share:
      Basic                                   28,689,779        28,689,779        28,689,779           28,525,916
      Diluted                                 28,689,779        28,689,779        28,689,779           28,525,916
=================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Six months ended June 30, 2002
(Unaudited)

=====================================================================================================
                                                  Additional
                             Capital                 paid-in        Loans               Shareholders'
                               stock   Warrants      capital   receivable     Deficit        equity
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2001   $68,496       $ --     $161,666        $(13)   $(105,488)       $124,661

Warrants issued                   --        659         (659)         --           --              --

Net loss for the period           --         --           --          --      (14,482)        (14,482)

-----------------------------------------------------------------------------------------------------
Balance, June 30, 2002       $68,496       $659     $161,007        $(13)   $(119,970)       $110,179
=====================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)

==============================================================================================
                                                     Three months ended     Six  months ended
                                                     -------------------   -------------------
                                                     June 30,    July 1,   June 30,    July 1,
                                                         2002       2001       2002       2001
----------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
   Net loss                                          $(1,813)   $(13,874)  $(14,482)  $(33,886)
   Items not involving cash:
      Amortization                                       601       2,353      1,056      4,705
      Depreciation                                     2,982       2,900      6,035      5,796
      Deferred income tax benefit                       (568)     (5,326)    (1,212)   (14,905)
      Gain on disposition of assets                      (25)         --        (25)        --
      Impairment of assets                                --          --      1,129      5,023
   Change in non-cash operating working capital:
      Accounts receivable                             (3,641)     63,065        390     83,143
      Inventories                                      9,560      31,694       (345)    65,424
      Prepaid expenses                                  (687)       (740)      (589)    (1,936)
      Accounts payable, accrued liabilities and
         income taxes recoverable                     (6,022)    (36,599)     9,795    (81,164)
----------------------------------------------------------------------------------------------
                                                         387      43,473      1,752     32,200

Financing:
   Increase (decrease) in long-term debt               1,584     (32,462)    (8,761)   (13,980)
   Principal payments on capital leases                  (53)        (49)      (105)      (253)
   Loans to shareholders                                  --      (5,236)        --     (5,236)
   Proceeds from issuance of common stock                 --          --         --        313
   Repayment of loans receivable                          --          --         --         14
   Debt issuance costs                                (1,750)         --     (2,031)        --
----------------------------------------------------------------------------------------------
                                                        (219)    (37,747)   (10,897)   (19,142)

Investments:
   Purchase of capital assets                         (1,266)     (5,870)    (2,310)   (14,200)
   Proceeds from sale of capital assets                  101          --        101         --
----------------------------------------------------------------------------------------------
                                                      (1,165)     (5,870)    (2,209)   (14,200)
----------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                   (997)       (144)   (11,354)    (1,142)

Cash and cash equivalents, beginning of period         1,746       1,700     12,103      2,698

----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   749    $  1,556   $    749   $  1,556
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars)

(Unaudited)

============================================================================================
                                                     Three months ended   Six  months ended
                                                     ------------------   ------------------
                                                     June 30,   July 1,   June 30,   July 1,
                                                         2002      2001       2002      2001
--------------------------------------------------------------------------------------------
Supplemental disclosures:
   Cash paid during the period:
      Income taxes                                     $  699     $   --    $1,300    $3,502
      Interest                                          2,199      2,418     4,365     5,244

   Non-cash investing activities:
      Cash released from escrow                            --      3,125        --     3,125

   Non-cash financing activities:
      Issuance of warrants                                165         --       659        --
---------------------------------------------------------------------------------------------

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.   Basis of presentation:

     The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.

     The accompanying unaudited consolidated balance sheet as at June 30, 2002, the unaudited consolidated statements of operations for the three and six month periods ended June 30, 2002 and July 1, 2001, the unaudited consolidated statement of changes in shareholders' equity for the six month period ended June 30, 2002, and the unaudited consolidated statements of cash flows for the three and six month periods ended June 30, 2002 and July 1, 2001 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2001.

     The unaudited interim consolidated financial statements are based upon accounting principles consistent with those described in the December 31, 2001 audited financial statements except as follows:

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.   Basis of presentation (continued):

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has identified its reporting units to be consistent with its business units as defined in note 6, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other US facilities and as a result, is a separate reporting unit. The Company has determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. The first step of the transitional goodwill impairment test has been completed and the Company has determined that there will be a goodwill impairment charge relating to the Canadian, US and Boston reporting units, which could be material, requiring the Company to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

     Effective January 1, 2002, the Company had unamortized goodwill of $55,560, which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

     =================================================================================
                                             Three months ended     Six months ended
                                             -------------------   -------------------
                                             June 30,    July 1,   June 30,    July 1,
                                                 2002       2001       2002       2001
     ---------------------------------------------------------------------------------
     Net loss                                $(1,813)   $(13,874)  $(14,482)  $(33,886)
     Add back goodwill amortization,
        net of tax                                --       1,692         --      3,384
     ---------------------------------------------------------------------------------
     Net loss before goodwill amortization   $(1,813)   $(12,182)  $(14,482)  $(30,502)
     =================================================================================
     Basic and diluted loss per share:
        Net loss                             $ (0.06)   $  (0.48)  $  (0.50)  $  (1.19)
        Net loss before goodwill
           amortization                      $ (0.06)   $  (0.42)  $  (0.50)  $  (1.07)
     =================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

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

     In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"), which provides for the recission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. In addition, gains and losses from extinguishment of debt will not longer be classified as an extraordinary item. The Statement will be effective for fiscal 2003, with early adoption of the provisions related to the classification of gains and losses on extinguishment of debt encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company plans to adopt the provisions of Statement 145 in fiscal 2003 and expects no material effect as a result of this Statement except for the reclassification of prior period extraordinary items to ordinary income. In fiscal 1999 and 2000, $1,247 and $2,678 respectively, was booked as an extraordinary loss. These amounts will be reclassified to ordinary income.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

1.   Basis of presentation (continued):

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Statement 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The principal difference between Statement 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3 the liability was recognized at the date of an entity's commitment to an exit plan. The Company is currently assessing the impact of this Statement.

2.   Inventories:

     ==========================================================================
                                                        June 30,   December 31,
                                                            2002           2001
     --------------------------------------------------------------------------

     Raw materials                                       $46,282        $38,289
     Work in process                                      20,279         24,984
     Finished goods                                       13,399         16,230
     Other                                                 1,285          1,397

     --------------------------------------------------------------------------
                                                         $81,245        $80,900
     ==========================================================================

3.   Long-term debt:

     The Company incurred operating losses, which resulted in its non-compliance with certain financial covenants contained in its credit agreement as at September 30, 2001. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The final amended agreement was signed on February 11, 2002 and is consistent with the terms and conditions in the term sheet. The revised terms establish amended financial and other covenants covering the period up to December 31, 2002, based on the Company's current business plan. During this time period, the facility bears interest at the U.S. base rate plus 2.5%.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

3.   Long-term debt (continued):

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

     The Company was in compliance with the amended financial covenants at June 30, 2002 and accordingly the related debt is classified as long-term. The Company expects to continue to be in compliance with the amended financial covenants through December 31, 2002 based on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however; the forecasts are dependent on a number of factors some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company's customers.

     Effective January 1, 2003, the Company reverts back to the original credit agreement and at that time it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of that agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. The Company intends to seek an additional amendment to ensure continued compliance with its credit agreement.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

4.   Loss per share:

     The following table sets forth the calculation of basic and diluted loss per common share:

     =========================================================================================
                                             Three months ended           Six months ended
                                         -------------------------   -------------------------
                                            June 30,       July 1,      June 30,       July 1,
                                                2002          2001          2002          2001
     -----------------------------------------------------------------------------------------
     Numerator:
        Net loss before
           discontinued operations       $    (1,813)  $   (13,008)  $    (4,285)  $   (31,809)
        Net loss                              (1,813)      (13,874)      (14,482)      (33,886)
     =========================================================================================

     Denominator:
        Weighted-average shares -
           basic                          28,689,779    28,689,779    28,689,779    28,525,916
        Effect of dilutive securities:
             Employee stock options               --            --            --            --
             Warrants                             --            --            --            --
     -----------------------------------------------------------------------------------------
        Weighted-average shares -
           diluted                        28,689,779    28,689,779    28,689,779    28,525,916
     =========================================================================================

     Loss per share:
        Basic and diluted, before
           discontinued operations       $     (0.06)  $     (0.45)  $     (0.15)  $     (1.12)
        Basic and diluted                $     (0.06)  $     (0.48)  $     (0.50)  $     (1.19)
     =========================================================================================

     Options and warrants to purchase common stock were outstanding during the three and six month periods ended June 30, 2002 and July 1, 2001 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the periods.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

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

6.   Segmented information:

     The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eight facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges and discontinued operations. Discontinued operations in the first quarter of 2002 relates to the Cork, Ireland facility (note 8), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

     ===========================================================================================
                          Three months ended June 30, 2002      Six months ended June 30, 2002
                         ----------------------------------   ----------------------------------
                                                        Net                                  Net
                            Total   Intersegment   external      Total   Intersegment   external
                          revenue        revenue    revenue    revenue        revenue    revenue
     -------------------------------------------------------------------------------------------
     United States       $142,588       $ (7,915)  $134,673   $265,900      $ (13,314)  $252,586
     Canada                29,341         (3,893)    25,448     48,400         (5,947)    42,453
     Europe                 1,579           (266)     1,313      2,960           (501)     2,459
     Mexico                42,164        (42,009)       155     94,474        (91,474)     3,000
     -------------------------------------------------------------------------------------------
                         $215,672       $(54,083)  $161,589   $411,734      $(111,236)  $300,498
     ===========================================================================================

     EBITA (before discontinued operations and restructuring charges):
        United States                              $   (847)                            $ (2,412)
        Canada                                          992                                  520
        Europe                                         (199)                                (406)
        Mexico                                          841                                2,743
     -------------------------------------------------------------------------------------------
                                                        787                                  445

        Interest                                      2,389                                4,704
        Amortization                                    601                                1,056
     -------------------------------------------------------------------------------------------
     Loss before income taxes,
        and discontinued operations                $ (2,203)                            $ (5,315)
     ===========================================================================================

     Capital expenditures:
        United States                              $    689                             $  1,410
        Canada                                          469                                  543
        Europe                                            2                                   26
        Mexico                                          106                                  331
     -------------------------------------------------------------------------------------------
                                                   $  1,266                             $  2,310
     ===========================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

6.   Segmented information (continued):

     ===========================================================================================
                           Three months ended July 1, 2001      Six months ended July 1, 2001
                         ----------------------------------   ----------------------------------
                                                        Net                                  Net
                            Total   Intersegment   external      Total   Intersegment   external
                          revenue        revenue    revenue    revenue        revenue    revenue
     -------------------------------------------------------------------------------------------
     United States       $155,417       $(30,998)  $124,419   $313,892       $(38,414)  $275,478
     Canada                15,739           (633)    15,106     42,680         (1,520)    41,160
     Europe                 5,252           (951)     4,301      9,946           (951)     8,995
     Mexico                24,119        (18,017)     6,102     48,588        (26,481)    22,107
     -------------------------------------------------------------------------------------------
                         $200,527       $(50,599)  $149,928   $415,106       $(67,366)  $347,740
     ===========================================================================================

     EBITA (before discontinued operations and restructuring charges):
        United States                              $    255                             $  1,687
        Canada                                         (368)                                 212
        Europe                                          501                                1,316
        Mexico                                       (2,873)                              (6,065)
     -------------------------------------------------------------------------------------------
                                                     (2,485)                              (2,850)

        Interest                                      2,561                                5,453
        Amortization                                  2,353                                4,705
        Restructuring charges                         9,044                               31,503
     -------------------------------------------------------------------------------------------
     Loss before income taxes
        and discontinued operations                $(16,443)                            $(44,551)
     ===========================================================================================
     Capital expenditures:
        United States                              $  3,592                             $  8,221
        Canada                                          809                                1,565
        Europe                                          220                                  243
        Mexico                                        1,249                                4,171

     -------------------------------------------------------------------------------------------
                                                   $  5,870                             $ 14,200
     ===========================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

6.   Segmented information (continued):

     The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

     ===============================================================
                            Three months ended     Six months ended
                           -------------------   -------------------
                           June 30,    July 1,   June 30,    July 1,
                               2002       2001       2002       2001
     ---------------------------------------------------------------
     Geographic revenue:
        United States      $120,806   $128,522   $234,617   $300,637
        Canada               11,189      9,698     20,501     23,744
        Europe               16,952      8,673     25,259     17,630
        Asia                  8,769      2,955     14,110      5,623
        Mexico                3,873         80      6,011        106
     ---------------------------------------------------------------
                           $161,589   $149,928   $300,498   $347,740
     ===============================================================

                                                 June 30,   December 31,
                                                     2002           2001
     -------------------------------------------------------------------
     Long-lived assets:
         United States                           $ 71,223       $ 73,269
         Canada                                    20,879         21,832
         Europe                                       549          1,998
         Mexico                                    18,395         18,877
     -------------------------------------------------------------------
                                                 $111,046       $115,976
     ===================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

7.   Restructuring charges:

     During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $31,503 during the six months ended July 1, 2001 consisting of the costs associated with exiting or re-sizing facilities.

     The following table details the components of the restructuring charge recorded in the first six months of 2001:

     ======================================================================
                                            Three months   Six months ended
                                                   ended            July 1,
                                            July 1, 2001               2001
     ----------------------------------------------------------------------
     Inventory write-downs included in
        cost of sales                             $9,044            $15,944

     Lease and other contract obligations             --              5,178
     Severance                                        --              2,331
     Asset impairment                                 --              5,023
     Other facility exit costs                        --              3,027
     ----------------------------------------------------------------------
                                                      --             15,559
     ----------------------------------------------------------------------
                                                  $9,044            $31,503
     ======================================================================

     The following table details the related amounts included in accrued liabilities as at June 30, 2002:

     =========================================================================
                                            Accrual at              Accrual at
                                             March 31,       Cash     June 30,
                                                  2002   payments         2002
     -------------------------------------------------------------------------

     Lease and other contract obligations       $4,705       (808)      $3,897
     Severance                                     131        (41)          90
     Other facility exit costs                     655        (34)         621
     -------------------------------------------------------------------------
                                                $5,491       (883)      $4,608
     =========================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

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

     The following amounts are included in the loss from discontinued operations:

     ===========================================================================
                                         Three months ended    Six months ended
                                         ------------------   ------------------
                                         June 30,   July 1,   June 30,   July 1,
                                             2002      2001       2002      2001
     ---------------------------------------------------------------------------
     Revenue                                  $--    $1,947     $5,035    $5,050
     ===========================================================================

     ============================================================================
                                          Three months ended    Six months ended
                                          ------------------   ------------------
                                          June 30,   July 1,   June 30,   July 1,
                                              2002      2001       2002      2001
     ----------------------------------------------------------------------------
     Loss from discontinued operations:
        Operating loss before
           restructuring charges               $--      $866    $   480    $1,882
        Restructuring charges                   --        --         --       195
        Cost of closing the facility            --        --      9,717        --

     ----------------------------------------------------------------------------
     Loss from discontinued operations         $--      $866    $10,197    $2,077
     ============================================================================

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

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 30, 2002 and July 1, 2001
(Unaudited)

--------------------------------------------------------------------------------

8.   Discontinued Operations (continued):

     The following table details the related amounts included in accrued liabilities as at June 30, 2002:

     =========================================================================
                                            Accrual at              Accrual at
                                             March 31,       Cash     June 30,
                                                  2002   payments        2002
     -------------------------------------------------------------------------

     Lease and other contract obligations       $  323         --       $  323
     Severance                                   1,350     (1,055)         295
     Other facility exit costs                   1,327       (121)       1,206
     -------------------------------------------------------------------------
                                                $3,000     (1,176)      $1,824
     =========================================================================

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

Consolidated Statement of Operations Data:
(in millions, except per share amounts)

(Unaudited)

                                           ---------------------------------------
                                           Three months ended    Six months ended
                                           ---------------------------------------
                                           June 30,   July 1,   June 30,   July 1,
                                               2002      2001       2002      2001
                                           ---------------------------------------
Revenue                                      $161.6    $149.9     $300.5    $347.7
Cost of sales (including restructuring
   charges of $nil for the three and six
   months ended June 30, 2002 and $9.0
   million and $15.9 million for the
   three and six months ended July 1,
   2001)(a)                                   154.6     153.5      286.8     349.1
                                           ---------------------------------------
Gross profit (loss)                             7.0      (3.6)      13.7      (1.4)
Selling, general and administrative
   expenses                                     6.2       7.9       13.3      17.4
Amortization                                    0.6       2.4        1.0       4.7
Restructuring charges (a)                        --        --         --      15.6
                                           ---------------------------------------
Operating income (loss)                         0.2     (13.9)      (0.6)    (39.1)
Interest                                        2.4       2.5        4.7       5.4
                                           ---------------------------------------
Loss before income taxes and                   (2.2)    (16.4)      (5.3)    (44.5)
   discontinued operations
Income tax recovery                            (0.4)     (3.4)      (1.0)    (12.7)
                                           ---------------------------------------
Loss before discontinued operations            (1.8)    (13.0)      (4.3)    (31.8)
Loss from discontinued operations (b)            --      (0.9)     (10.2)     (2.1)
                                           ---------------------------------------
Net loss                                     $ (1.8)   $(13.9)    $(14.5)   $(33.9)
                                           =======================================
Net loss per common share:
   Basic before discontinued operations      $(0.06)   $(0.45)    $(0.15)   $(1.12)
   Loss from discontinued operations             --     (0.03)     (0.35)    (0.07)
                                           ---------------------------------------
   Basic                                     $(0.06)   $(0.48)    $(0.50)   $(1.19)
   Diluted                                   $(0.06)   $(0.48)    $(0.50)   $(1.19)
                                           =======================================
Weighted average number of shares
   outstanding:
   Basic                                       28.7      28.7       28.7      28.5
   Diluted                                     28.7      28.7       28.7      28.5
                                           =======================================

(a) During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $22.5 million for the three months ended April 1, 2001 and $9.0 million for the three months ended July 1, 2001, consisting of the costs associated with exiting or re-sizing facilities. Refer to note 7 to our consolidated financial statements.

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

Consolidated Adjusted Net Earnings (Loss):
(in millions, except per share amounts)

(Unaudited)

                                                 -----------------------------------------------------------
                                                      Three months ended              Six months ended
                                                 -----------------------------------------------------------
                                                 June 30, 2002   July 1, 2001   June 30, 2002   July 1, 2001
                                                 -----------------------------------------------------------
Net loss                                             $ (1.8)        $(13.9)         $(14.5)        $(33.9)
Adjustments:
   Discontinued operations                               --            0.9            10.2            2.1
   Amortization of goodwill                              --            2.1              --            4.2
   Restructuring and other charges                       --            9.0              --           31.5
   Income tax effect                                     --           (2.2)             --           (9.9)
                                                 -----------------------------------------------------------
Adjusted net loss                                    $ (1.8)        $ (4.1)         $ (4.3)        $ (6.0)
                                                 ===========================================================
Adjusted net loss per common share:
   Basic                                             $(0.06)        $(0.14)         $(0.15)        $(0.21)
   Diluted                                           $(0.06)        $(0.14)         $(0.15)        $(0.21)
                                                 ===========================================================
Weighted average number of shares outstanding:
   Basic                                               28.7           28.7            28.7           28.5
   Diluted                                             28.7           28.7            28.7           28.5
                                                 ===========================================================

The Company has provided information on adjusted net earnings to supplement its GAAP financial information. Adjusted net earnings do not have any standardized meaning prescribed by GAAP and are no necessarily comparable to similar measures presented by other issuers. The Company believes that adjusted net earnings is a meaningful measure of operating performance due to the history of acquisitions and recent restructurings. Adjusted net earnings exclude the effects of discontinued operations, amortization of intangible assets and goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures and severance costs) and income tax adjustments. Adjusted net earnings are not a measure of operating performance or profitability under U.S. GAAP or Canadian GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with U.S. GAAP or Canadian GAAP.

Consolidated Balance Sheet Data:
(in millions)

                                           ---------------------------------
                                           June 30, 2002
                                             (Unaudited)   December 31, 2001
                                           ---------------------------------
Cash                                           $  0.8            $ 12.1
Working capital                                  52.2              75.3
Total assets                                    327.4             341.4
Total debt, including current maturities        114.0             122.8
Shareholders' equity                            110.2             124.7

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

          We have customer relationships with industry leading OEMs such as IBM and Alcatel. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource manufacturing services to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with our customers and are highly responsive to them throughout the design, manufacturing and distribution process, providing services that allow them to focus on their core competencies of sales, marketing and research and development. We seek to grow our business through the addition of new, high quality customers and the expansion of our relationships with existing customers.

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

          On July 27, 2000, we consummated an initial public offering of 6,625,000 shares of our common stock and 4,375,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws.

          On August 18, 2000, we sold an additional 1,650,000 shares of common stock upon exercise of the underwriters' over-allotment option.

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

          The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

(Unaudited)

                                           -----------------------------------------------------------
                                                Three months ended              Six months ended
                                           -----------------------------------------------------------
                                           June 30, 2002   July 1, 2001   June 30, 2002   July 1, 2001
                                           -----------------------------------------------------------
Revenue                                        100.0%         100.0%          100.0%         100.0%
Cost of sales (including
   restructuring charges of $nil for the
   three and six months ended June 30,
   2002 and $9.0 million and $15.9
   million for the three and six months
   ended July 1, 2001)                          95.7          102.4            95.4          100.4
                                           -----------------------------------------------------------
Gross profit (loss)                              4.3           (2.4)            4.6           (0.4)
Selling, general and administrative
   expenses                                      3.8            5.3             4.5            5.0
Amortization                                     0.4            1.6             0.3            1.3
Restructuring charges                             --             --              --            4.5
                                           -----------------------------------------------------------
Operating income (loss)                          0.1           (9.3)           (0.2)         (11.2)
Interest                                         1.5            1.6             1.6            1.6
                                           -----------------------------------------------------------
Loss before income taxes and
   discontinued operations                      (1.4)         (10.9)           (1.8)         (12.8)
Income tax recovery                             (0.3)          (2.2)           (0.4)          (3.7)
                                           -----------------------------------------------------------
Loss before discontinued operations             (1.1)          (8.7)           (1.4)          (9.1)
Loss from discontinued operations                 --           (0.6)           (3.4)          (0.6)
                                           -----------------------------------------------------------
Net loss                                        (1.1)%         (9.3)%          (4.8)%         (9.7)%
                                           ===========================================================

Quarter ended June 30, 2002 compared to the quarter ended July 1, 2001

Revenue

          Revenue increased $11.7 million, or 7.8%, from $149.9 million in the second quarter of 2001 to $161.6 million in the second quarter of 2002 as the Company began production on new program wins. During the second quarter of 2002, we recorded approximately $8.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $10.4 million of such sales for the same period in 2001.

          Revenue from Dell of $40.2 million, IBM of $26.1 million and Alcatel of $16.2 million for the second quarter of 2002 was 24.9%, 16.2% and 10.0%, respectively, of total revenue for the period. Revenue from Dell of $15.9 million and IBM of $22.1 million for the second quarter of 2001 was 10.6% and 14.7%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the next quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in the third quarter of 2002, as the Company exits Dell, which is expected to be offset by reduced expense levels and reduced working capital usage.

          In the second quarter of 2002, 66.1% of our revenue was generated from operations in the United States, 19.6% from Mexico, 13.6% from Canada and 0.7% from Europe. In the second quarter of 2001, 77.5% of our revenue was generated from operations in the United States, 12.0% from Mexico, 7.8% from Canada, and

2.7% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Gross Profit

Gross profit increased $10.6 million from a loss of $3.6 million for the second quarter of 2001 to $7.0 million, or 4.3% of revenue, for the second quarter of 2002. The improvement in the gross profit is due to the higher sales base, better utilization of the fixed and variable costs and to a $9.0 million restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, recorded during the second quarter of 2001. Excluding the $9.0 million restructuring charge recorded in the second quarter of 2001, the gross profit was $5.4 million or 3.6% of revenue. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based on customer forecasts and the ability to sell back inventory to customers or suppliers. If actual market conditions or our customers' product demands are less favorable than those projected, additional provisions may be required.

Selling, General & Administrative Expenses

          Selling, general and administrative expenses decreased $1.7 million from $7.9 million for the second quarter of 2001 to $6.2 million for the second quarter of 2002. This decrease is due to the closure of our Denver and Haverhill facilities and our continued focus on reducing selling, general and administrative expenses.

          As a percentage of revenue, selling, general and administrative expenses decreased from 5.3% for the second quarter of 2001 to 3.8% for the second quarter of 2002 due to the higher sales base earned in the second quarter of 2002 and the effects realized from the continued focus on reducing selling, general and administrative expenses.

Amortization

          Amortization of intangible assets of $0.6 million for the second quarter of 2002 included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

          Amortization of intangible assets of $2.4 million for the second quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets for the second quarter of 2001 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs.

          Recent accounting pronouncements have changed the way we account for goodwill by requiring us to no longer amortize goodwill. (See Recent Accounting Pronouncements).

Restructuring Charges

          During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $9.0 million during the second quarter of 2001 consisting of the write-down of inventory associated with the closure of the assembly facility in Denver. There were no restructuring charges in the second quarter of 2002.

          The major components of the restructuring are estimated to be complete during fiscal year 2002. The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

          Interest expense decreased $0.1 million from $2.5 million for the second quarter of 2001 to $2.4 million for the second quarter of 2002. The weighted average interest rates with respect to the debt for the second quarter of 2001 and 2002 were 8.5% and 7.2%, respectively.

Income Tax Expense

          For the second quarter of 2002, an income tax recovery of $0.4 million was recorded on a pre-tax loss before discontinued operations of $2.2 million resulting in an effective tax recovery rate of 18.2%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

          For the second quarter of 2001, an income tax recovery of $3.4 million on a pre-tax loss before discontinued operations of $16.4 million, resulting in an effective tax rate of 20.7% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $1.0 million of goodwill amortization.

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

Discontinued Operations

          In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter. Severance of $1.5 million and other facility exit costs of $0.1 million were paid out during the second quarter of 2002.

          Included in the loss from discontinued operations for the three months ended July 1, 2001 is revenue of $1.9 million.

Six months ended June 30, 2002 compared to the six months ended July 1, 2001

Revenue

          Revenue decreased $47.2 million, or 13.6%, from $347.7 million for the six months ended July 1, 2001 to $300.5 million for the six months ended June 30, 2002. The decrease in revenue is due primarily to the effects of the general decline in the technology market. During the first six months of 2002, we recorded approximately $17.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $22.0 million of such sales for the same period in 2001.

          Revenue from IBM of $62.5 million, Dell of $52.3 million and Alcatel of $36.0 million for the first six months of 2002 was 20.8%, 17.4% and 12.0%, respectively, of total revenue for the period. Revenue from IBM of $52.6 million and Dell of $38.3 million for the first six months of 2001 was 15.1% and 11.0%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the next quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in the third quarter of 2002, as the Company exits Dell, which is expected to be offset by reduced expense levels and reduced working capital usage.

          In the first six months of 2002, 64.6% of our revenue was generated from operations in the United States, 23.0% from Mexico, 11.7% from Canada and 0.7% from Europe. In the first six months of 2001, 75.6% of our revenue was generated from operations in the United States, 11.7% from Mexico, 10.3% from Canada, and 2.4% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Gross Profit

Gross profit increased $15.1 million from a loss of $1.4 million for the six months ended July 1, 2001 to $13.7 million, or 4.6% of revenue, for the six months ended June 30, 2002. The improvement in the gross profit is due to the $15.9 million portion of our restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, recorded during the first six months of 2001. Excluding the $15.9 million restructuring charge recorded in the first six months of 2001, the gross profit was $14.5 million or 4.2% of revenue. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based on customer forecasts and the ability to sell back inventory to customers or suppliers. If actual market conditions or our customers' product demands are less favorable than those projected, additional provisions may be required.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased $4.1 million from $17.4 million for the six months ended July 1, 2001 to $13.3 million for the six months ended June 30, 2002. This decrease is due to the closure of our Denver and Haverhill facilities and our continued focus on reducing selling, general and administrative expenses.

          As a percentage of revenue, selling, general and administrative expenses decreased from 5.0% for the first six months of 2001 to 4.5% for the first six months of 2002 due to our continued focus on reducing selling, general and administrative expenses.

Amortization

          Amortization of intangible assets of $1.0 million for the first six months of 2002 included the amortization of $0.8 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.2 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

          Amortization of intangible assets of $4.7 million for the first six months of 2001 included the amortization of $1.2 million of goodwill related to the combination of Surface Mount and HTM, $0.8 million of goodwill related to the acquisition of W.F. Wood, $1.4 million related to the acquisition of Pensar and $0.8 million related to the acquisition of Qualtron. Amortization of intangible assets for the first six months of 2001 also included the amortization of $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.2 million of deferred equipment lease costs.

          Recent accounting pronouncements have changed the way we account for goodwill by requiring us to no longer amortize goodwill. (See Recent Accounting Pronouncements).

Restructuring Charges

          During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $31.5 million during the first six months of 2001 consisting of the costs associated with exiting or re-sizing facilities. There were no restructuring charges in the first six months of 2002.

          The following table details the components of the restructuring charge recorded in the first six months of 2001:

=======================================================
                                       Six months ended
                                                July 1,
(in millions)                                      2001
-------------------------------------------------------

Inventory write-downs included in
   cost of sales                                  $15.9

Lease and other contract obligations                5.2
Severance                                           2.4
Asset impairment                                    5.0
Other facility exit costs                           3.0
-------------------------------------------------------
                                                   15.6
-------------------------------------------------------
                                                  $31.5
=======================================================

          The write-down of inventory of $15.9 million is associated with the closure of the assembly facility in Denver.

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

Interest Expense

          Interest expense decreased $0.7 million from $5.4 million for the six months ended July 1, 2001 to $4.7 million for the six months ended June 30, 2002 due to lower average debt outstanding during the first two quarters of 2002 combined with lower interest rates. The weighted average interest rates with respect to the debt for the first six months of 2001 and 2002 were 8.3% and 7.2%, respectively.

Income Tax Expense

          For the six months ended June 30, 2002, an income tax recovery of $1.0 million was recorded on a pre-tax loss before discontinued operations of $5.3 million resulting in an effective tax recovery rate of 18.9%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

          For the six months ended July 1, 2001, an income tax recovery of $12.7 million on a pre-tax loss before discontinued operations of $44.5 million, resulting in an effective tax rate of 28.5% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $2.0 million of goodwill amortization.

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

The following amounts are included in the loss from discontinued operations:

===================================================================
                                                  Six  months ended
                                                 June 30,   July 1,
                                                     2002      2001
(in millions)
-------------------------------------------------------------------
Revenue                                             $ 5.0      $5.1
-------------------------------------------------------------------

Loss from discontinued operations:
   Operating loss before restructuring charges      $ 0.5      $1.9
   Restructuring charges                               --       0.2
   Cost of closing the facility                       9.7        --

-------------------------------------------------------------------
Loss from discontinued operations                   $10.2      $2.1
===================================================================

          Included in the cost of closing the facility of $9.7 million are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees. Severance of $1.1 million and other facility exit costs of $0.1 million were paid out during the second quarter of 2002.

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

          During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the next quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in the third quarter of 2002, as the Company exits Dell, which is expected to be offset by reduced expense levels and reduced working capital usage.

     Six months ended June 30, 2002 Liquidity: Net cash provided by operating activities for the first six months of 2002 was $1.8 million. Our net cash cycle improved from 78 days for the second quarter of 2001 and 39 days for the first quarter of 2002 to 33 days for the second quarter of 2002. Accounts receivable days sales outstanding improved from 67 days in the second quarter of 2001 to 50 days in the first quarter of 2002 to 46 days in the second quarter of 2002.

          Net cash used in financing activities for the six months ended June 30, 2002 was $10.9 million due to the repayment of long-term debt of $8.8 million, the repayment of capital leases of $0.1 million and the costs associated with the amendment to our credit agreement of $2.0 million.

          Net cash used in investing activities for the six months ended June 30, 2002 was $2.2 million due to the purchase of capital assets of $2.3 million, offset by proceeds from the sale of capital assets of $0.1 million.

     Six months ended July 1, 2001 Liquidity: Net cash generated from operating activities for the six months ended July 1, 2001 was $32.2 million.

          Net cash used in financing activities for the six months ended July 1, 2001 was $19.1 million due to the repayment of long-term debt of $14.0 million, the repayment of capital leases of $0.2 million, the funding of loans to shareholders of $5.2 million, offset by proceeds from the issuance of common stock on the exercise of options of $0.3 million.

          Net cash used in investing activities for the six months ended July 1, 2001 was $14.2 million due to the purchase of capital assets.

Capital Resources

          As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. On November 19, 2001, we and our lending group signed a definitive term sheet for an agreement under which certain terms of the credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. In February 2002, we and our lending group executed an amendment to our credit facility, substantially consistent with the term sheet, to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both current revenues and the forecast for 2002.

          The amended financial covenants included in the revised credit facility include monthly and quarterly minimum cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) targets, a maximum daily and monthly revolving credit loan balance based on accounts receivable and inventory levels and maximum quarterly capital expenditures. The Company's activity levels have exceeded the plan that served as the basis for these amended financial covenants. Accordingly, the Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs. The Company was in compliance with the amended financial covenants at December 31, 2001, and for each of the six months ended June 30, 2002. Continued compliance with the amended financial covenants through December 31, 2002, the end of the amendment period, is dependent on the Company achieving its forecasts inherent in our current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers.

          Effective January 1, 2003, the Company reverts back to the original credit agreement and at that time it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of the agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. Though the Company intends to seek an additional amendment to ensure continued compliance with its credit agreement, there can be no assurance that an amendment will be obtained on acceptable terms or at all.

          During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As at June 30, 2002, we had borrowed $114.0 million under this facility.

          In connection with the February amendment, the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occurs during the period from the effective amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of grant. In connection with the April 30, 2002 amendment, the Company agreed to accelerate the grant date of the 0.5% warrants that were to be issued on December 31, 2002 to April 30, 2002. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002 and April 30, 2002, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

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

          Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the end of the year, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Recently Issued Accounting Standards

          In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

          In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has identified its reporting units to be consistent with its business units as defined in note 6, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other US facilities and as a result, is a separate reporting unit. The Company has determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. The first step of the transitional goodwill impairment test has been completed and the Company has determined that there will be a goodwill impairment charge relating to the Canadian, US and Boston reporting units, which could be material, requiring the Company to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

          Effective January 1, 2002, the Company had unamortized goodwill of $55.6 million, which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

=================================================================================
                                          Three months ended    Six months ended
                                          June 30,   July 1,   June 30,   July 1,
(in millions, except per share amounts)       2002      2001       2002      2001
---------------------------------------------------------------------------------
Net loss                                   $ (1.8)   $(13.9)    $(14.5)   $(33.9)
Add back goodwill amortization,
   net of tax                                  --       1.7         --       3.4
---------------------------------------------------------------------------------
Net loss before goodwill amortization      $ (1.8)   $(12.1)    $(14.5)   $(30.5)
=================================================================================

Basic and diluted loss per share:
   Net loss                                $(0.06)   $(0.48)    $(0.50)   $(1.19)

   Net loss before goodwill
      amortization                         $(0.06)   $(0.42)    $(0.50)   $(1.07)
=================================================================================


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

          In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"), which provides for the recission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. In addition, gains and losses from extinguishment of debt will not longer be classified as an extraordinary item. The Statement will be effective for fiscal 2003, with early adoption of the provisions related to the classification of gains and losses on extinguishment of debt encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company plans to adopt the provisions of Statement 145 in fiscal 2003 and expects no material effect as a result of this Statement except for the reclassification of prior period extraordinary items to ordinary income. In fiscal 1999 and 2000, $1,247 and 2,678 respectively, was booked as an extraordinary loss. These amounts will be reclassified to ordinary income.

          In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Statement 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The principal difference between Statement 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3 the liability was recognized at the date of an entity's commitment to an exit plan. The Company is currently assessing the impact of this Statement.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentration of credit risk, historical experience, industry conditions and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory Valuation

Inventories are valued on a first-in, first-out basis at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based on customer forecasts and the ability to sell back inventory to customers or suppliers. If actual market conditions or our customers' product demands are less favorable than those projected, additional provisions may be required.

Restructuring and Other Charges

In response to excess capacity caused by the slowing technology end market, the Company recorded restructuring and other charges aimed at reducing its cost structure. In connection with exit activities, the Company recorded charges for inventory write-downs, employee termination costs, lease and other contractual obligations, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of restructuring and other charges required the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purposed in accordance with the developed exit plans.

Long-lived Assets

The Company reviews property and equipment for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing the carrying amount of the assets to the projected discounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

In accordance with Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we evaluate goodwill for impairment, on at least an annual basis and whenever events or circumstances indicate that the carrying amount may not be recoverable from its estimate future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future cash flows. The Company must make estimates in the calculation of projected discounted future cash flows including estimates of future economic and business conditions, changes in technology and customer orders. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. Adverse changes in the technology end market, customer demand and other market conditions could result in future impairments of goodwill. There can be no assurances that future goodwill impairment tests will not result in a charge.

FORWARD-LOOKING STATEMENTS

          A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC's actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC's financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC's management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (4) the loss or retirement of key members of management; (5) increases in SMTC's cost of borrowings or lack of availability of debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC's current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC's business and results of operations are subject to the risks and uncertainties described under the heading "Factors That May Affect Future Results" below. The operations and results of SMTC's business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC's reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

          As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during 2001 and the first half of 2002. If economic conditions worsen, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

          Our three largest customers during the second quarter of 2002 were Dell, IBM and Alcatel, which represented approximately 24.9%, 16.2% and 10.0%, respectively, of our total revenue for that period. Our top ten largest customers (including Dell, IBM and Alcatel) collectively represented approximately 81% of our total revenue during the second quarter of 2002. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with them, and to end production with Dell over the next quarter. The Company expects lower revenues in the third quarter of 2002, as the Company exits Dell. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

          The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corp. and Solectron Corporation. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some may have substantially greater manufacturing, financial research and development and marketing resources and lower cost structures than we do. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

          In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. During 2001 and 2002, many customers have placed orders on short notice for delivery in the last month of each fiscal quarter. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and sometimes delivery schedules have been deferred as a result of changes in a customer's business needs. Any material delay, cancellation or reduction of orders from our largest customers could cause our revenue to decline significantly. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity.

          Any of these factors or a combination of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the electronics industry, which produces technologically advanced products with short life cycles.

          Substantially all of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and is experiencing a significant downturn. A continued recession or downturn in the electronics industry would likely have a material adverse effect on our business, financial condition and results of operations.

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

          Since 1995, we have completed seven acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management's attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

          In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork,

Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

          At June 30, 2002, we had $114.0 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

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

          Effective January 1, 2003, the Company reverts back to the original credit agreement and at that time it is unlikely the Company will earn sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of the agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. Though the Company intends to seek an additional amendment to ensure continued compliance with its credit agreement, there can be no assurance that an amendment will be obtained on acceptable terms or at all.

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

          Investment funds affiliated with Bain Capital, LLC, investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 13.4%, 12.1%, 7.1% and 16.7%, respectively, of our outstanding shares as of June 30, 2002. In addition, two of the nine directors who serve on our board are representatives of the Bain funds, two are representatives of the Celerity funds, one is a representative of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

          Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended June 30, 2002 was 7.2%. Our debt of $114.0 million bore interest at 7.3% on June 30, 2002 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 7.7% and our interest expense would have increased by approximately $0.1 million for the second quarter of 2002.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company held its annual meeting on May 7, 2002.

(b) At the annual meeting, stockholders elected Messrs. Khalil Barsoum, Mark Benham and William Brock as directors. Messrs. Stephen Adamson, Michael Griffiths, Blair Hendrix, Ian Loring, Gary Walker and Paul Walker continued serving their terms of office as directors after the annual meeting.

(c)  Results of annual meeting votes:

     -----------------------------------------------------------------------
     Proposal                                             For       Withheld
     -----------------------------------------------------------------------

     To elect as director Khalil Barsoum to hold       20,053,889    39,024
     office until the 2005 annual meeting of
     stockholders and in accordance with the by-laws
     of the Company
     -----------------------------------------------------------------------

     To elect as director Mark Benham to hold office   20,054,124    38,789
     until the 2005 annual meeting of stockholders
     and in accordance with the by-laws of the
     Company
     -----------------------------------------------------------------------

     To elect as director William Brock to hold        20,053,889    39,024
     office until the 2005 annual meeting of
     stockholders and in accordance with the by-laws
     of the Company
     -----------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION.

Accompanying this Quarterly Report on Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  List of Exhibits:

          10.1 Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement.

          10.2 Amendment No. 1 dated as of April 30, 2002 to Warrant Agreement between the Company and Mellon Investor Services LLC.

          99.1 Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

          99.2 Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

          (b)  Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              SMTC CORPORATION


                                              By: /s/ Paul Walker
                                                  ------------------------------
                                                  Name: Paul Walker
                                                  Title: President and CEO


                                              By: /s/ Frank Burke
                                                  ------------------------------
                                                  Name: Frank Burke
                                                  Title: Chief Financial Officer

Date:  August 14, 2002

                                  EXHIBIT INDEX

Exhibit
 Number   Document
-------   --------

10.1 Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement.

10.2 Amendment No. 1 dated as of April 30, 2002 to Warrant Agreement between the Company and Mellon Investor Services LLC.

99.1 Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14,
          2002.

99.2 Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14,
          2002.