Form 10-Q
period 2002-09-29
SMTC CORP
filed 2002-11-13
CIK 1108320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2002
                                       OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 29, 2002, SMTC Corporation had 23,196,443 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of September 29, 2002, SMTC Corporation's subsidiary, SMTC Manufacturing Corporation of Canada, had 5,493,336 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

                                SMTC CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I       Financial Information

Item 1.      Financial Statements                                                                     3

             Consolidated Balance Sheets as of December 31, 2001
             and September 29, 2002 (unaudited)                                                       3

             Consolidated Statements of Operations for the three
             and nine months ended September 29, 2002 and September 30, 2001 (unaudited)              4

             Consolidated Statement of Changes in Shareholders' Equity for the
             nine months ended September 29, 2002 (unaudited)                                         6

             Consolidated Statements of Cash Flows for the three and nine
             months ended September 29, 2002 and September 30, 2001 (unaudited)                       7

             Notes to Consolidated Financial Statements                                               9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                           23

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                              47

Item 4.      Controls and Procedures                                                                 48

PART II      Other Information

Item 5.      Other Information                                                                       49

Item 6.      Exhibits and Reports on Form 8-K                                                        49

Signatures                                                                                           50

Certifications                                                                                       51

SMTC CORPORATION

Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                         September 29,         December 31,
                                                                  2002                 2001
-------------------------------------------------------------------------------------------
                                                           (unaudited)
ASSETS

Current assets:
     Cash                                                $         658         $     12,103
     Accounts receivable                                        70,279               81,374
     Inventories (note 2)                                       49,403               80,900
     Prepaid expenses                                            3,315                4,782
     Income taxes recoverable                                      696                  997
     Deferred income taxes                                         632                  632
     --------------------------------------------------------------------------------------
                                                               124,983              180,788

Capital assets                                                  52,580               60,416
Goodwill (note 1)                                                    -               55,560
Other assets                                                    11,624               11,538
Deferred income taxes                                           34,342               33,118
-------------------------------------------------------------------------------------------
                                                         $     223,529         $    341,420
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $      57,750         $     56,487
     Accrued liabilities                                        33,342               36,276
     Current portion of long-term debt (note 3)                 16,250               12,500
     Current portion of capital lease obligations                  237                  198
     --------------------------------------------------------------------------------------
                                                               107,579              105,461

Long-term debt (note 3)                                         73,913              110,297
Capital lease obligations                                          231                  406
Deferred income taxes                                              595                  595

Shareholders' equity:
     Capital stock                                              68,496               68,496
     Loans receivable                                               (5)                 (13)
     Additional paid-in-capital                                161,007              161,666
     Warrants                                                      659                    -
     Deficit                                                  (188,946)            (105,488)
     --------------------------------------------------------------------------------------
                                                                41,211              124,661

-------------------------------------------------------------------------------------------
                                                         $     223,529         $    341,420
===========================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

                                               Three months ended                      Nine months ended
                                         --------------------------------      --------------------------------
                                         September 29,      September 30,      September 29,      September 30,
                                                  2002               2001               2002               2001
---------------------------------------------------------------------------------------------------------------
                                                       (restated, note 8)                    (restated, note 8)
Revenue                                  $     152,943      $     125,663      $     453,441      $     473,403

Cost of sales (including restructuring
 and other charges) (note 7)                   151,289            145,165            438,034            494,368
---------------------------------------------------------------------------------------------------------------

Gross profit (loss)                              1,654            (19,502)            15,407            (20,965)

Selling, general and
 administrative expenses                         5,812             16,666             19,120             33,997

Amortization                                       639              2,359              1,695              7,064

Restructuring charges  (note 7)                  6,533              7,839              6,533             23,398

---------------------------------------------------------------------------------------------------------------

Operating loss                                 (11,330)           (46,366)           (11,941)           (85,424)

Interest                                         1,929              1,900              6,633              7,353
---------------------------------------------------------------------------------------------------------------
Loss before income taxes,
 discontinued operations and
 the cumulative effect of a change in
 accounting policy                             (13,259)           (48,266)           (18,574)           (92,777)

Income tax expense (recovery)                      157            (15,548)              (873)           (28,250)
---------------------------------------------------------------------------------------------------------------

Loss before discontinued operations
 and the cumulative effect of a change
 in accounting policy                          (13,416)           (32,718)           (17,701)           (64,527)

Loss from discontinued operations
 (note 8)                                            -             (1,499)           (10,197)            (3,576)

Cumulative effect of a change
 in accounting policy (note 1)                       -                  -            (55,560)                 -
---------------------------------------------------------------------------------------------------------------
Net loss                                 $     (13,416)     $     (34,217)     $     (83,458)     $     (68,103)
===============================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

                                                Three months ended                      Nine months ended
                                         --------------------------------      --------------------------------
                                         September 29,      September 30,      September 29,      September 30,
                                                  2002               2001               2002               2001
---------------------------------------------------------------------------------------------------------------
                                                       (restated, note 8)                    (restated, note 8)
Loss per share:
   Basic loss per share before
    discontinued operations
    and the cumulative effect of a
    change in accounting policy          $       (0.47)     $       (1.14)     $       (0.62)     $       (2.26)
   Loss from discontinued
    operations per share                             -              (0.05)             (0.36)             (0.12)
   Loss from the cumulative effect of
    a change in accounting policy
    per share                                        -                  -              (1.93)                 -
   ------------------------------------------------------------------------------------------------------------
   Basic loss per share                  $       (0.47)     $       (1.19)     $       (2.91)     $       (2.38)
   ============================================================================================================

   Diluted loss per share                $       (0.47)     $       (1.19)     $       (2.91)     $       (2.38)
   ============================================================================================================

Weighted average number of common
 shares used in the calculations
 of loss per share:
     Basic                                  28,689,779         28,689,779         28,689,779         28,580,537
     Diluted                                28,689,779         28,689,779         28,689,779         28,580,537
===============================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders' Equity
(Expressed in thousands of U.S. dollars)

Nine months ended September 29, 2002
(Unaudited)

                                                            Additional
                                  Capital                      paid-in         Loans                     Shareholders'
                                    stock      Warrants        capital    receivable         Deficit           equity
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001     $   68,496    $        -     $  161,666    $      (13)   $   (105,488)   $     124,661

Warrants issued                         -           659           (659)            -               -                -

Repayment of loans receivable           -             -              -             8               -                8

Net loss for the period                 -             -              -             -         (83,458)         (83,458)

---------------------------------------------------------------------------------------------------------------------
Balance, September 29, 2002    $   68,496    $      659     $  161,007    $       (5)   $   (188,946)   $      41,211
=====================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Cash Flows
(Expressed in thousands of U.S. dollars)

(Unaudited)

                                                         Three months ended                  Nine months ended
                                                   ------------------------------     ------------------------------
                                                   September 29,    September 30,     September 29,    September 30,
                                                            2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net loss                                      $     (13,416)   $     (34,217)    $     (83,458)   $     (68,103)
     Items not involving cash:
         Amortization                                        639            2,359             1,695            7,064
         Depreciation                                      3,047            3,150             9,082            8,946
         Deferred income tax benefit                         (12)          (9,872)           (1,224)         (24,777)
         (Gain) loss on disposition of assets                  1                -               (24)               -
         Impairment of assets                                  -                -            56,689            5,023
     Change in non-cash operating working capital:
         Accounts receivable                              10,705           21,346            11,095          104,489
         Inventories                                      31,842           33,490            31,497           98,914
         Prepaid expenses                                  2,056            1,094             1,467             (842)
         Accounts payable, accrued liabilities and
          income taxes recoverable                       (11,165)         (19,613)           (1,370)        (100,777)
     ---------------------------------------------------------------------------------------------------------------
                                                          23,697           (2,263)           25,449           29,937

Financing:
     Increase (decrease) in long-term debt               (23,873)          35,643           (32,634)          21,663
     Principal payments on capital leases                    (31)             (50)             (136)            (303)
     Loans to shareholders                                     -                -                 -           (5,236)
     Proceeds from issuance of common stock                    -                -                 -              313
     Repayment of loans receivable                             8                -                 8               14
     Debt issuance costs                                       -                -            (2,031)               -
     ---------------------------------------------------------------------------------------------------------------
                                                         (23,896)          35,593           (34,793)          16,451

Investments:
     Purchase of capital assets                             (200)          (3,398)           (2,510)         (17,598)
     Proceeds from sale of capital assets                     58                -               159                -
     Purchase of other assets, net                             -              (18)                -              (18)
     Other                                                   250             (124)              250             (124)
     ---------------------------------------------------------------------------------------------------------------
                                                             108           (3,540)           (2,101)         (17,740)
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                  (91)          29,790           (11,445)          28,648

Cash, beginning of period                                    749            1,556            12,103            2,698

--------------------------------------------------------------------------------------------------------------------
Cash, end of period                                $         658    $      31,346     $         658    $      31,346
====================================================================================================================

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars)

(Unaudited)

                                                         Three months ended                  Nine months ended
                                                   ------------------------------     ------------------------------
                                                   September 29,    September 30,     September 29,    September 30,
                                                            2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
     Cash paid during the period:
         Income taxes                              $         344    $           -     $       1,644    $       3,502
         Interest                                              -            1,973             4,365            7,217

     Non-cash investing activities:
         Cash released from escrow                             -                -                 -            3,125

     Non-cash financing activities:
         Issuance of warrants                                  -                -               659                -

====================================================================================================================

Cash and cash equivalents is defined as cash and short-term investments.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

1.  BASIS OF PRESENTATION:

    The Company's accounting principles are in accordance with accounting principles generally accepted in the United States.


    The accompanying unaudited consolidated balance sheet as at September 29, 2002, the unaudited consolidated statements of operations for the three and nine month periods ended September 29, 2002 and September 30, 2001, the unaudited consolidated statement of changes in shareholders' equity for the nine month period ended September 29, 2002, and the unaudited consolidated statements of cash flows for the three and nine month periods ended September 29, 2002 and September 30, 2001 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 29, 2002 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2001.

    The unaudited interim consolidated financial statements are based upon accounting principles consistent with those described in the December 31, 2001 audited consolidated financial statements except as follows:

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

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

1.  BASIS OF PRESENTATION (CONTINUED):

    In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has identified its reporting units to be consistent with its business units as defined in note 6, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other US facilities and as a result, is a separate reporting unit. In connection with the implementation of new accounting standards, the Company has completed the transitional goodwill impairment test resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, US and Boston reporting units. The fair value of each reporting unit was determined using the discounted cash flows of the reporting unit. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations as at January 1, 2002.

    Effective January 1, 2002, the Company had unamortized goodwill of $55,560, which is no longer being amortized and has been written off effective January 1, 2002 as a cumulative effect of a change in accounting policy. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

                                                         Three months ended                  Nine months ended
                                                   ------------------------------     ------------------------------
                                                   September 29,    September 30,     September 29,    September 30,
                                                            2002             2001              2002             2001
    ----------------------------------------------------------------------------------------------------------------
    Net loss                                       $     (13,416)   $     (34,217)    $     (83,458)   $     (68,103)
    Add back goodwill amortization,
     net of tax                                                -            1,692                 -            5,076
    ----------------------------------------------------------------------------------------------------------------
    Net loss before goodwill amortization          $     (13,416)   $     (32,525)    $     (83,458)   $     (63,027)

    ================================================================================================================

    Basic and diluted loss per share:
      Net loss                                     $       (0.47)   $       (1.19)    $       (2.91)   $       (2.38)
      Net loss before goodwill
       amortization                                $       (0.47)   $       (1.13)    $       (2.91)   $       (2.21)
    ================================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

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

    In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("Statement 145"), which provides for the recission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. In addition, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item. The Statement will be effective for fiscal 2003, with early adoption of the provisions related to the classification of gains and losses on extinguishment of debt encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company plans to adopt the provisions of Statement 145 in fiscal 2003 and expects no material effect as a result of this Statement except for the reclassification of prior period extraordinary items to ordinary income. In fiscal 1999 and 2000, $1,247 and $2,678 respectively, was booked as an extraordinary loss. These amounts will be reclassified to ordinary income.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

1.  BASIS OF PRESENTATION (CONTINUED):

    In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Statement 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The principal difference between Statement 146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that the cost associated with an exit or disposal activity be recognized when the liability is incurred at its fair value, whereas under EITF 94-3 the liability was recognized at the date of an entity's commitment to an exit plan. The Company is currently assessing the impact of this Statement.

2.  INVENTORIES:

                                                September 29,    December 31,
                                                        2002             2001
    -------------------------------------------------------------------------

    Raw materials                               $      19,498    $     38,289
    Work in process                                    17,570          24,984
    Finished goods                                     11,069          16,230
    Other                                               1,266           1,397

    -------------------------------------------------------------------------
                                                $      49,403    $     80,900
    =========================================================================

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

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

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

    The Company was in compliance with the amended financial covenants at September 29, 2002 and accordingly the related debt is classified as long-term debt. Effective January 1, 2003, the Company reverts back to the covenants under the original credit agreement and at that time it is unlikely the Company will have earned sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of that agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

4.  LOSS PER SHARE:

    The following table sets forth the calculation of basic and diluted loss per common share:

                                                      Three months ended                    Nine months ended
                                                ------------------------------        ------------------------------
                                                September 29,    September 30,        September 29,    September 30,
                                                         2002             2001                 2002             2001
    ----------------------------------------------------------------------------------------------------------------
    Numerator:
       Net loss before discontinued
        operations and the
        cumulative effect of a change
        In accounting policy                    $     (13,416)   $     (32,718)       $     (17,701)   $     (64,527)
       Net loss                                       (13,416)         (34,217)             (83,458)         (68,103)
    ================================================================================================================

    Denominator:
       Weighted-average shares -
        basic                                      28,689,779       28,689,779           28,689,779       28,580,537
       Effect of dilutive securities:
          Employee stock options                            -                -                    -                -
          Warrants                                          -                -                    -                -

    ----------------------------------------------------------------------------------------------------------------
       Weighted-average shares -
        diluted                                    28,689,779       28,689,779           28,689,779       28,580,537
    ================================================================================================================

    Loss per share:
       Basic and diluted, before
        discontinued operations
        and the cumulative effect of
        a change in accounting policy           $       (0.47)   $       (1.14)       $       (0.62)   $       (2.26)
       Basic and diluted                        $       (0.47)   $       (1.19)       $       (2.91)   $       (2.38)
    ================================================================================================================

    Options and warrants to purchase common stock were outstanding during the three and nine month periods ended September 29, 2002 and September 30, 2001 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the periods.

5.  INCOME TAXES:

    The Company's effective tax rate differs from the statutory rate primarily due to losses not tax effected in certain jurisdictions and the effects of the valuation reserve for the loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

    Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

6.  SEGMENTED INFORMATION:

    The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eight facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effect of changes in accounting policies. Discontinued operations in the first quarter of 2002 relates to the Cork, Ireland facility (note 8), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. Information about the operating segments is as follows:

                     Three months ended September 29, 2002          Nine months ended September 29, 2002
                  -------------------------------------------     -----------------------------------------
                                                          Net                                           Net
                        Total     Intersegment       external           Total   Intersegment       external
                      revenue          revenue        revenue         revenue        revenue        revenue
    -------------------------------------------------------------------------------------------------------
    United States $   126,831     $     (2,047)   $   124,784     $   392,731   $    (15,361)  $    377,370
    Canada             30,184           (3,289)        26,895          78,584         (9,236)        69,348
    Europe              1,090                -          1,090           4,050           (501)         3,549
    Mexico             53,582          (53,408)           174         148,056       (144,882)         3,174

    -------------------------------------------------------------------------------------------------------
                  $   211,687     $    (58,744)   $   152,943     $   623,421   $   (169,980)  $    453,411
    =======================================================================================================
     EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):
        United States                             $     2,744                                  $        332
        Canada                                           (579)                                          (59)
        Europe                                            925                                           519
        Mexico                                           (962)                                        1,781
        ---------------------------------------------------------------------------------------------------
                                                        2,128                                         2,573

        Interest                                        1,929                                         6,633
        Amortization                                      639                                         1,695
        Restructuring charges                          12,819                                        12,819

    -------------------------------------------------------------------------------------------------------
    Loss before income taxes,
     discontinued operations and
     the cumulative effect of a change
     in accounting policy                         $   (13,259)                                 $    (18,574)
    -------------------------------------------------------------------------------------------------------

    Capital expenditures:
        United States                             $         9                                  $      1,419
        Canada                                            135                                           678
        Europe                                              -                                            26
        Mexico                                             56                                           387

    -------------------------------------------------------------------------------------------------------
                                                  $       200                                  $      2,510
    =======================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

6.  SEGMENTED INFORMATION (CONTINUED):

                     Three months ended September 30, 2001           Nine months ended September 30, 2001
                  -------------------------------------------     -----------------------------------------
                                                          Net                                           Net
                        Total     Intersegment       external           Total   Intersegment       external
                      revenue          revenue        revenue         revenue        revenue        revenue
    -------------------------------------------------------------------------------------------------------
    United States $   113,415     $     (1,831)   $   111,584     $   427,307   $    (40,245)   $   387,062
    Canada              8,596             (931)         7,665          51,276         (2,451)        48,825
    Europe              4,353             (288)         4,065          14,299         (1,239)        13,060
    Mexico             36,526          (34,177)         2,349          85,114        (60,658)        24,456

    -------------------------------------------------------------------------------------------------------
                  $   162,890     $    (37,227)   $   125,663     $   577,996   $   (104,593)   $   473,403
    =======================================================================================================
    EBITA (before discontinued operations and restructuring charges):
        United States                             $   (18,711)                                  $   (17,024)
        Canada                                         (4,226)                                       (4,014)
        Europe                                            634                                         1,950
        Mexico                                         (6,703)                                      (12,768)
        ---------------------------------------------------------------------------------------------------
                                                      (29,006)                                      (31,856

        Interest                                        1,900                                         7,353
        Amortization                                    2,359                                         7,064
        Restructuring charges                          15,001                                        46,504
    -------------------------------------------------------------------------------------------------------
    Loss before income taxes
     and discontinued operations                  $   (48,266)                                  $   (92,777)
    =======================================================================================================

    Capital expenditures:
        United States                             $     1,915                                   $    10,136
        Canada                                              8                                         1,573
        Europe                                            303                                           546
        Mexico                                          1,172                                         5,343

    -------------------------------------------------------------------------------------------------------
                                                  $     3,398                                   $    17,598
    =======================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

6.  SEGMENTED INFORMATION (CONTINUED):

    The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

                                    Three months ended                  Nine months ended
                              ------------------------------     ------------------------------
                              September 29,    September 30,     September 29,    September 30,
                                       2002             2001              2002             2001
    -------------------------------------------------------------------------------------------
    Geographic revenue:
        United States         $     115,135    $     102,579     $     349,752    $     403,216
        Canada                        8,421            5,522            28,922           29,266
        Europe                       14,994           10,382            40,253           28,012
        Asia                         10,087            6,823            24,197           12,446
        Mexico                        4,306              357            10,317              463

    -------------------------------------------------------------------------------------------
                              $     152,943    $     125,663     $     453,411    $     473,403
    ===========================================================================================

                                                                 September 29,     December 31,
                                                                          2002             2001
    -------------------------------------------------------------------------------------------
    Long-lived assets:
        United States                                            $      29,257    $      73,269
        Canada                                                           4,726           21,832
        Europe                                                             434            1,998
        Mexico                                                          18,163           18,877

    -------------------------------------------------------------------------------------------
                                                                 $      52,580    $     115,976
    ===========================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

7.  RESTRUCTURING AND OTHER CHARGES:

    The following table details the components of the restructuring and other charges:

                                                   Three months ended                 Nine months ended
                                             ------------------------------     ------------------------------
                                             September 29,    September 30,     September 29,    September 30,
                                                      2002             2001              2002             2001
    ----------------------------------------------------------------------------------------------------------
    Inventory write-downs included in
     cost of sales                           $       6,286    $       7,162     $       6,286    $      23,106

    Lease and other contract obligations             5,790            3,400             5,790            8,578
    Reversal of previously recorded lease
     and other contract obligations                   (393)               -              (393)               -
    Severance                                        1,136            1,313             1,136            3,644
    Asset impairment                                     -                -                 -            5,023
    Other facility exit costs                            -            3,126                 -            6,153

    ----------------------------------------------------------------------------------------------------------
                                                     6,533            7,839             6,533           23,398
    ----------------------------------------------------------------------------------------------------------
                                                    12,819           15,001            12,819           46,504

    Other charges included in cost
     of sales                                          900           12,651               900           12,651
    Other charges included in selling
     general and administrative expenses                 -            8,155                 -            8,155
    ----------------------------------------------------------------------------------------------------------
                                             $      13,719    $      35,807     $      13,719    $      67,310
    ==========================================================================================================

    2001:

    During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring and other charges for the three and nine months ended September 30, 2001 of $35,807 and $67,310, respectively, consisting of the costs associated with exiting or re-sizing facilities.

    The following table details the related amounts included in accrued liabilities as at September 29, 2002:

                                                Accrual at                                          Accrual at
                                                  June 30,             Cash                      September 29,
                                                      2002         payments       Adjustments             2002
    ----------------------------------------------------------------------------------------------------------
    Lease and other contract obligations     $       3,897           (1,627)             (393)   $       1,877
    Severance                                           90              (90)                -                -
    Other facility exit costs                          621             (107)                -              514
    ----------------------------------------------------------------------------------------------------------
                                             $       4,608           (1,824)    $        (393)   $       2,391
    ==========================================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

7.  RESTRUCTURING AND OTHER CHARGES (CONTINUED):

    The reversal of previously recorded lease and other contract obligations represents the excess accrual due to the Company negotiating a final settlement on a facility lease.

    2002:

    In response to the continuing industry economic downturn, the Company is taking further steps to realign its cost structure and plant capacity and announced third quarter restructuring charges of $12,819 related to the cost of exiting equipment leases and a facility lease, severance costs and inventory exposures and other charges of $900 related to the costs associated with the disengagement of a customer coupled with the effects of the continued downturn in the technology sector.

    The write-down of inventory represents further costs associated with the closure of the assembly facility in Denver. Lease and other contract obligations represent the costs of exiting equipment leases at various locations and a facility lease. The severance costs related to 317 plant and operational employees, largely at our Mexican facility. The major components of the current restructuring are estimated to be complete by the end of the fiscal year.

    Other charges, included in cost of sales, relate to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector.

    The Company anticipates fourth quarter 2002 restructuring charges of between $11,000 and $21,000.

    The following table details the related amounts included in accrued liabilities as at September 29, 2002:

                                                     2002                           Accrual at
                                                     Cash              Cash      September 29,
                                                  charges          payments               2002
    ------------------------------------------------------------------------------------------
    Lease and other contract obligations      $     5,790        $     (232)     $       5,558
    Severance                                       1,136            (1,082)                54

    ------------------------------------------------------------------------------------------
                                              $     6,926        $   (1,314)     $       5,612
    ==========================================================================================

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

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

    The following amounts are included in the loss from discontinued operations:

                                                   Three months ended                   Nine months ended
                                             ------------------------------     ------------------------------
                                             September 29,    September 30,     September 29,    September 30,
                                                      2002             2001              2002             2001
    ----------------------------------------------------------------------------------------------------------
    Revenue                                  $           -    $       1,258     $       5,035    $       6,308
    ==========================================================================================================

                                                   Three months ended                  Nine months ended
                                             ------------------------------     ------------------------------
                                             September 29,    September 30,     September 29,    September 30,
                                                      2002             2001              2002             2001
    ----------------------------------------------------------------------------------------------------------
    Loss from discontinued operations:
     Operating loss before
      restructuring and other charges        $           -    $       1,282     $         480    $       3,164
     Restructuring charges                               -              100                 -              295
     Other charges                                       -              117                 -              117
     Cost of closing the facility                        -                -             9,717                -

    ----------------------------------------------------------------------------------------------------------
    Loss from discontinued operations        $           -    $       1,499     $      10,197    $       3,576
    ==========================================================================================================

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

SMTC CORPORATION

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 29, 2002 and September 30, 2001
(Unaudited)

8.  DISCONTINUED OPERATIONS (CONTINUED):

    The following table details the related amounts included in accrued liabilities as at September 29, 2002:

                                          Accrual at                  Accrual at
                                            June 30,       Cash    September 29,
                                                2002   payments             2002
    ----------------------------------------------------------------------------

    Lease and other contract obligations  $      323          -    $         323
    Severance                                    295          -              295
    Other facility exit costs                  1,206     (1,138)              68
    ----------------------------------------------------------------------------
                                          $    1,824     (1,138)   $         686
    ============================================================================

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

Consolidated Statement of Operations Data:
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

                                                  Three months ended                Nine months ended
                                           ------------------------------------------------------------------
                                             September 29,    September 30,    September 29,    September 30,
                                                      2002             2001             2002             2001
                                           ------------------------------------------------------------------
Revenue                                        $ 152.9           $ 125.7          $ 453.4          $ 473.4
Cost of sales (including restructuring
 charges of $6.3 for the three and nine
 months ended September 29, 2002 and
 $7.2 million and $23.1 million for
 the three and nine months ended
 September 30, 2001)(a)                          151.3             145.2            438.1            494.3
                                           ------------------------------------------------------------------
Gross profit (loss)                                1.6             (19.5)            15.3            (20.9)
Selling, general and administrative
 expenses                                          5.8              16.6             19.1             34.0
Amortization                                       0.6               2.4              1.6              7.1
Restructuring charges (a)                          6.5               7.8              6.5             23.4
                                           ------------------------------------------------------------------
Operating  loss                                  (11.3)            (46.3)           (11.9)           (85.4)
Interest                                           1.9               1.9              6.6              7.3
                                           ------------------------------------------------------------------
Loss before income taxes, discontinued
 operations and the cumulative effect
 of a change in accounting policy                (13.2)            (48.2)           (18.5)           (92.7)
Income tax expense (recovery)                      0.2             (15.5)            (0.8)           (28.2)
                                           ------------------------------------------------------------------
Loss before discontinued operations and
 the cumulative effect of a change in
 accounting policy                               (13.4)            (32.7)           (17.7)           (64.5)
Loss from discontinued operations (b)                -              (1.5)           (10.2)            (3.6)
Cumulative effect in a change in
 accounting policy (c)                          -                 -            (55.6)               -
                                           ==================================================================
Net loss                                       $ (13.4)          $ (34.2)         $ (83.5)         $ (68.1)
                                           ==================================================================
Net loss per common share:
Basic before discontinued operations and
 the cumulative effect of a change in
 accounting policy                             $ (0.47)          $ (1.14)         $ (0.62)         $ (2.26)
  Loss from discontinued operations                  -             (0.05)           (0.36)           (0.12)
  Cumulative effect of a change in
   accounting policy                                 -                 -            (1.93)               -
                                           ------------------------------------------------------------------
Basic                                          $ (0.47)          $ (1.19)         $ (2.91)         $ (2.38)
Diluted                                        $ (0.47)          $ (1.19)         $ (2.91)         $ (2.38)
                                           ==================================================================
Weighted average number of shares
 outstanding:
  Basic                                           28.7              28.7             28.7             28.6
  Diluted                                         28.7              28.7             28.7             28.6
                                           ==================================================================

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


(a) During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $15.0 million and $46.5 million for the three and nine months ended September 30, 2001 consisting of the costs associated with exiting or re-sizing facilities. In response to the continuing industry economic downturn, the Company is taking further steps to realign its cost structure and plant capacity and announced third quarter 2002 restructuring charges of $12.8 million related to the cost of exiting equipment and facility leases, severance costs and inventory exposures. Refer to note 7 to our consolidated financial statements. The Company anticipates fourth quarter 2002 restructuring charges of between $11.0 million and $21.0 million.

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

(c) The Company has completed the transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Refer to note 1 to our consolidated financial statements.

Consolidated Adjusted Net Earnings (Loss):
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

                                                  Three months ended                 Six months ended
                                        --------------------------------------------------------------------
                                           September 29,    September 30,     September 29,    September 30,
                                                    2002             2001              2002             2001
                                        --------------------------------------------------------------------
Net loss                                       $ (13.4)        $ (34.2)         $ (83.5)             $ (68.1)
Adjustments:
  Discontinued operations                            -             1.5             10.2                  3.6
  Amortization of goodwill                           -             2.1                -                  6.3
  Restructuring and other charges                 13.7            35.8             69.3                 67.3
  Income tax effect                                  -           (11.4)               -                (21.3)
                                        --------------------------------------------------------------------
Adjusted net earnings (loss)                   $   0.3         $  (6.2)         $  (4.0)             $ (12.2)
                                        ====================================================================
Adjusted net loss per common share:
  Basic
  Diluted                                      $  0.01         $ (0.22)         $ (0.14)             $ (0.43)
                                               $  0.01         $ (0.22)         $ (0.14)             $ (0.43)
                                        ====================================================================
Weighted average number of shares
 outstanding:
  Basic                                           28.7            28.7             28.7                 28.6
  Diluted                                         28.7            28.7             28.7                 28.6
                                        ====================================================================

The Company has provided information on adjusted net earnings to supplement its GAAP financial information. Adjusted net earnings do not have any standardized meaning prescribed by GAAP and are not necessarily comparable to similar measures presented by other issuers. The Company believes that adjusted net earnings is a meaningful measure of operating performance due to the history of acquisitions and recent restructurings. Adjusted net earnings exclude the effects of discontinued operations, amortization of intangible assets and goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures and severance costs) and the income tax effects of the foregoing. Adjusted net earnings are not a measure of operating performance or profitability under U.S. GAAP or Canadian GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with U.S. GAAP or Canadian GAAP.

CONSOLIDATED BALANCE SHEET DATA:
(in millions)

                                            -----------------------------------------
                                             September 29, 2002     December 31, 2001
                                                 (Unaudited)
                                            -----------------------------------------
Cash                                               $   0.7               $  12.1
Working capital                                       17.4                  75.3
Total assets                                         223.5                 341.4
Total debt, including current maturities              90.2                 122.8
Shareholders' equity                                  41.2                 124.7

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

     In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. Prior to taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure. In addition, the Company announced third quarter 2002 restructuring charges of $12.8 million related to the cost of exiting equipment leases and a facility lease, severance costs and inventory exposures and other charges of $0.9 million related to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector.

     The Company anticipates fourth quarter 2002 restructuring charges of between $11 million and $21 million.

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

     The Company's activity levels have exceeded the plan that served as the basis for the Company's amended financial covenants. The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs. The Company was in compliance with the amended financial covenants at September 29, 2002. Effective January 1, 2003, the Company reverts back to the covenants under the original credit agreement and at that time it is unlikely the Company will have earned sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of that agreement. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan. There can be no assurance that the Company and its lenders will agree to revise the Company's credit agreement covenants. (See Liquidity and Capital Resources).

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

     Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customer. Revenue is recognized upon shipment to the customer as performance has occurred, all customer specified acceptance criteria have been tested and met, and the earnings process is considered complete. Actual production volumes are based on purchase orders for the delivery of products. These orders typically do not commit to firm production schedules for more than 30 to 90 days in advance. In order to minimize inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which caused a corresponding delay in our revenue recognition.

     Our fiscal year end is December 31. The consolidated financial statements of SMTC, are prepared in accordance with United States GAAP.

     The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

(Unaudited)

                                               Three months ended                  Nine months ended
                                           -----------------------------------------------------------------
                                           September 29,    September 30,     September 29,    September 30,
                                                    2002             2001              2002             2001
                                           -----------------------------------------------------------------
Revenue                                           100.0%            100.0%            100.0%           100.0%
Cost of sales (including
 restructuring charges of $6.3 for the
 three and nine months ended September
 29, 2002 and $7.2 million and $23.1
 million for the three and nine months
 ended September 30, 2001)                         99.0             115.5              96.6            104.4
                                           -----------------------------------------------------------------
Gross profit (loss)                                 1.0             (15.5)              3.4             (4.4)
Selling, general and administrative
 expenses                                           3.8              13.2               4.2              7.2
Amortization                                        0.4               1.9               0.4              1.5
Restructuring charges                               4.2               6.2               1.4              4.9
                                           -----------------------------------------------------------------
Operating loss                                     (7.4)            (36.8)             (2.6)           (18.0)
Interest                                            1.2               1.5               1.5              1.6
                                           -----------------------------------------------------------------
Loss before income taxes,
 discontinued operations and the
 cumulative effect of a change in
 accounting policy                                 (8.6)            (38.3)             (4.1)           (19.6)
Income tax expense (recovery)                       0.2             (12.3)             (0.2)            (6.0)
                                           -----------------------------------------------------------------
Loss before discontinued operations
 and the cumulative effect of a
 change in accounting policy                       (8.8)            (26.0)             (3.9)           (13.6)
                                           -----------------------------------------------------------------
Loss from discontinued operations                     -              (1.2)             (2.2)            (0.8)
Cumulativ effect of a change in
 accounting policy                                    -                 -             (12.3)               -
                                           -----------------------------------------------------------------
Net loss                                           (8.8)%           (27.2)%           (18.4)%          (14.4)%
                                           =================================================================

QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2001

Revenue

     Revenue increased $27.2 million, or 21.6%, from $125.7 million in the third quarter of 2001 to $152.9 million in the third quarter of 2002 due primarily to the acceleration of shipments to Dell coupled with the effects of the new program wins with existing and new customers. During the third quarter of 2002, we recorded approximately $8.4 million of sales of raw materials inventory to customers, which carried no margin, compared to $7.0 million of such sales for the same period in 2001.

     Revenue from Dell of $32.6 million, IBM of $29.1 million and Alcatel of $17.2 million for the third quarter of 2002 was 21.3%, 19.0% and 11.2%, respectively, of total revenue for the period. Revenue from Dell of $12.9 million, IBM of $25.9 million and Alcatel of $18.4 million for the third quarter of 2001 was 10.3%, 20.6% and 14.6%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

     During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the third quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital.

The Company expects lower revenues in the fourth quarter of 2002, as the Company completes its exit of Dell, which is expected to be offset by reduced expenses and reduced working capital requirements.

     In the third quarter of 2002, 59.9% of our revenue was generated from operations in the United States, 25.3% from Mexico, 14.3% from Canada and 0.5% from Europe. In the third quarter of 2001, 69.6% of our revenue was generated from operations in the United States, 22.4% from Mexico, 5.3% from Canada, and 2.7% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Gross Profit

     Gross profit increased $21.1 million from a loss of $19.5 million for the third quarter of 2001 to $1.6 million, or 1.0% of revenue, for the third quarter of 2002. Gross profit for the third quarter of 2001 includes restructuring charges of $7.2 million related to a write-down of inventory in connection with the closure of our Denver facility and $12.6 million of other inventory related charges. Gross profit for the third quarter of 2002 includes restructuring charges of $6.3 million related to related to an additional write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     Gross profit, excluding restructuring and other charges, increased $8.5 million from $0.3 million or 0.2% for the third quarter of 2001 to $8.8 million or 5.8% for the third quarter of 2002. The improvement in the gross profit, excluding restructuring and other charges, is due to a reduction in both fixed and variable manufacturing expenses, including fixed operating lease expenses and variable labor costs . The improvement in gross margin, excluding restructuring and other charges, is due to improved utilization of the fixed manufacturing expenses and lower labor costs as a percentage of revenue, due to the continued focus on expense management.

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

Selling, General & Administrative Expenses

     Selling, general and administrative expenses decreased $10.8 million from $16.6 million for the third quarter of 2001 to $5.8 million for the third quarter of 2002. Selling, general and administrative expenses for the third quarter of 2001 include $8.2 million related to accounts receivable exposures recorded in response to the decline in the technology markets. Excluding the charges related to accounts receivable, selling general and administrative expenses decreased $2.6 million from $8.4 million or 6.7% of revenue for the third quarter of 2001 to $5.8 million or 3.8% of revenue for the third quarter of 2002 due to our continued focus on reducing selling, general and administrative expenses.

Amortization

     Amortization of intangible assets of $0.6 million for the third quarter of 2002 included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

     Amortization of intangible assets of $2.4 million for the third quarter of 2001 included the amortization of $0.6 million of goodwill related to the combination of Surface Mount and HTM, $0.4 million of goodwill related to the acquisition of W.F. Wood, $0.7 million related to the acquisition of Pensar and $0.4 million related to the acquisition of Qualtron. Amortization of intangible assets for the third quarter of 2001 also included the amortization of $0.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs.

     Recent accounting pronouncements have changed the way we account for goodwill by requiring us to no longer amortize goodwill. (See Recent Accounting Pronouncements).

Restructuring Charges

     During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $15.0 million and other charges of $20.8 million during the third quarter of 2001, consisting of the costs associated with exiting or re-sizing facilities.

     During the third quarter of 2002, in response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity. Accordingly, the Company recorded third quarter 2002 restructuring charges of $12.8 million related to the cost of exiting equipment leases and a facility lease, severance costs and inventory exposures and other inventory charges of $0.9 million resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     The following table details the components of the restructuring charge recorded:

                                                           Three months ended
                                                    September 29,    September 30,
       (in millions)                                         2002             2001
     -----------------------------------------------------------------------------
     Inventory write-downs included in
      cost of sales                                       $   6.3           $  7.2

     Lease and other contract obligations                     5.8              3.4
     Reversal of previously recorded lease and
      other contract obligations                             (0.4)               -
     Severance                                                1.1              1.3
     Other facility exit costs                                  -              3.1
     -----------------------------------------------------------------------------
                                                          $   6.5           $  7.8
     -----------------------------------------------------------------------------
                                                             12.8             15.0

     Other charges included in cost of sales                  0.9             12.6
     Other charges included in selling, general
      and administrative expenses                               -              8.2
     -----------------------------------------------------------------------------
                                                         $   13.7           $ 35.8
     =============================================================================

2001 restructuring and other charges:

     The write-down of inventory of $7.2 million is associated with the closure of the assembly facility in Denver. Lease and other contract obligations of $3.4 million include the costs of exiting equipment and facility leases at various locations. Severance costs of $1.3 million are associated with closure of our Haverhill interconnect facility and the re-sizing of the Mexico and Ireland facilities. Other facility exit costs of $3.1 million include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

     Other charges included in cost of sales of $12.6 million related to inventory exposures at various facilities. Other charges included in selling, general and administrative expenses include $8.2 million related to accounts receivable exposures at various facilities, other than the Denver and Haverhill facilities.

2002 restructuring and other charges:

     The write-down of inventory of $6.3 million represents further costs associated with the closure of the assembly facility in Denver. Lease and other contract obligations of $5.8 million represents the costs of exiting equipment leases at various locations and a facility lease. The reversal of previously recorded lease and other contract obligations of $0.4 million represents the excess accrual due to the Company negotiating a final settlement on a facility lease. The severance costs of $1.1 million related to 317 plant and operational employees, largely at our Mexican facility. The major components of the current restructuring are estimated to be complete by the end of the fiscal year.

     Other charges, included in cost of sales of $0.9 million, relate to inventory charges resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     The Company anticipates fourth quarter 2002 restructuring charges of between $11.0 million and $21.0 million.

     The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

     Interest expense remained unchanged at $1.9 million for the third quarter of 2001 and 2002. Lower average debt outstanding during the third quarter of 2002 was offset by higher interest rates. The weighted average interest rates with respect to the debt for the third quarter of 2001 and 2002 were 6.7% and 7.4%, respectively.

Income Tax Expense

     For the third quarter of 2002, an income tax expense of $0.2 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $13.2 million, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses and the effects of the valuation reserve for the loss carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

     For the third quarter of 2001, an income tax recovery of $15.5 million on a pre-tax loss before discontinued operations of $48.2 million, resulted in an effective tax rate of 32.2% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

Discontinued Operations

     In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter. Facility exit costs of $1.1 million were paid out during the third quarter of 2002.

     Included in the loss from discontinued operations for the three months ended September 30, 2001 is revenue of $1.3 million.

NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

     Revenue decreased $20.0 million, or 4.2%, from $473.4 million for the nine months ended September 30, 2001 to $453.4 million for the nine months ended September 29, 2002. The decrease in revenue is due primarily to the effects of the general decline in the technology market. During the first nine months of 2002, we recorded approximately $26.4 million of sales of raw materials inventory to customers, which carried no margin, compared to $29.0 million of such sales for the same period in 2001.

     Revenue from IBM of $91.6 million, Dell of $84.9 million and Alcatel of $53.1 million for the first nine months of 2002 was 20.2%, 18.7% and 11.7%, respectively, of total revenue for the period. Revenue from IBM of $78.5 million, Dell of $51.3 million and Alcatel of $51.0 million for the first nine months of 2001 was 16.6%, 10.9% and 10.8%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the next quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in the fourth quarter of 2002, as the Company completes its exit with Dell, which is expected to be offset by reduced expense levels and reduced working capital usage.

     In the first nine months of 2002, 63.0% of our revenue was generated from operations in the United States, 23.7% from Mexico, 12.6% from Canada and 0.7% from Europe. In the first nine months of 2001, 73.9% of our revenue was generated from operations in the United States, 14.7% from Mexico, 8.9% from Canada, and 2.5% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities and with the addition of new business and increased volume from our current business.

Gross Profit

     Gross profit increased $36.2 million from a loss of $20.9 million for the nine months ended September 30, 2001 to $15.3 million, or 3.4% of revenue, for the nine months ended September 29, 2002. Gross profit for the first three quarters of 2001 includes restructuring charges of $23.1 million related to a write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $12.6 million recorded during the third quarter of 2001 in response to the decline in the technology markets. Gross profit for the first three quarters of 2002 includes restructuring charges of $6.3 million related to related to an additional write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     Gross profit, excluding restructuring and other charges, increased $7.7 million from $14.8 million or 3.1% for the first three quarters of 2001 to $22.5 million or 5.0% for the first three quarters of 2002. The improvement in the gross profit, excluding restructuring and other charges, is due to a reduction in both the fixed and variable manufacturing expenses, including fixed operating lease expenses and variable labor costs . The improvement in gross margin, excluding restructuring and other charges is due to improved utilization of the fixed manufacturing expenses and lower labour costs as a percentage of revenue, due to the continued focus on expense management.

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


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $14.9 million from $34.0 million for the nine months ended September 30, 2001 to $19.1 million for the nine months ended September 29, 2002. Selling, general and administrative expenses for the third quarter of 2001 include $8.2 million related to accounts receivable exposures recorded in response to the decline in the technology markets. Excluding the charges related to accounts receivable, selling general and administrative expenses decreased $6.7 million from $25.8 million or 5.4% of revenue for the nine months ended September 30, 2001 to $19.1 million or 4.2% of revenue for the nine months ended September 29, 2002 due to the closure of our Denver and Haverhill facilities during 2001 and our continued focus on reducing selling, general and administrative expenses.

Amortization

     Amortization of intangible assets of $1.6 million for the first nine months of 2002 included the amortization of $1.4 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.2 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

     Amortization of intangible assets of $7.1 million for the first nine months of 2001 included the amortization of $1.8 million of goodwill related to the combination of Surface Mount and HTM, $1.2 million of goodwill related to the acquisition of W.F. Wood, $2.1 million related to the acquisition of Pensar and $1.2 million related to the acquisition of Qualtron. Amortization of intangible assets for the first nine months of 2001 also included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.3 million of deferred equipment lease costs.

     Recent accounting pronouncements have changed the way we account for goodwill by requiring us to no longer amortize goodwill. (See Recent Accounting Pronouncements).

Restructuring Charges

     During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $46.5 million and other charges of $20.8 million during the first nine months of 2001, consisting of the costs associated with exiting or re-sizing facilities.

     During the third quarter of 2002, in response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity. Accordingly, the Company recorded third quarter 2002 restructuring charges of $12.8 million related to the cost of exiting equipment leases and a facility lease, severance costs and inventory exposures and other inventory charges of $0.9 million resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     The following table details the components of the restructuring charge recorded in the first nine months of 2001:

                                                                                       Nine months ended
                                                                                September 29,    September 30,
         (in millions)                                                                   2002             2001
       -------------------------------------------------------------------------------------------------------
       Inventory write-downs included in
        cost of sales                                                           $         6.3    $        23.1

       Lease and other contract obligations                                               5.8              8.6
       Reversal of previously recorded lease and other contract obligations              (0.4)               -
       Severance                                                                          1.1              3.6
       Asset impairment                                                                     -              5.0
       Other facility exit costs                                                            -              6.2
       -------------------------------------------------------------------------------------------------------
                                                                                $         6.5    $        23.4
       -------------------------------------------------------------------------------------------------------
                                                                                         12.8             46.5

       Other charges included in cost of sales                                            0.9             12.6
       Other charges included in selling, general and administrative expenses               -              8.2

       -------------------------------------------------------------------------------------------------------
                                                                                $        13.7    $        67.3
       =======================================================================================================

2001 restructuring and other charges:

     The write-down of inventory of $23.1 million is associated with the closure of the assembly facility in Denver. Lease and other contract obligations of $8.6 million include the costs of exiting equipment and facility leases at various locations. Severance costs of $3.6 million are associated with the closure of our Denver assembly facility and Haverhill interconnect facility and the re-sizing of the Mexico and Ireland facilities. Asset impairment charges of $5.0 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values. Other facility exit costs of $6.2 million include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

     Other charges included in cost of sales of $12.6 million related to inventory exposures at various facilities. Other charges included in selling, general and administrative expenses include $8.2 million related to accounts receivable exposures at various facilities, other than the Denver and Haverhill facilities.

2002 restructuring and other charges:

     The write-down of inventory of $6.3 million represents further costs associated with the closure of the assembly facility in Denver. Lease and other contract obligations of $5.8 million represents the costs of exiting equipment leases at various locations and a facility lease. The reversal of previously recorded lease and other contract obligations of $0.4 million represents the excess accrual due to the Company negotiating a final settlement on a facility lease. The severance costs of $1.1 million related to 317 plant and operational employees, largely at our Mexican facility. The major components of the current restructuring are estimated to be complete by the end of the fiscal year.

     Other charges, included in cost of sales of $0.9 million, relate to inventory charges resulting from the costs associated with the disengagement of a customer, coupled with the effects of the continued downturn in the technology sector.

     The Company anticipates fourth quarter 2002 restructuring charges of between $11.0 million and $21.0 million.

     The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

     Interest expense decreased $0.7 million from $7.3 million for the nine months ended September 30, 2001 to $6.6 million for the nine months ended September 29, 2002 due to lower average debt outstanding during the first three quarters of 2002 combined with lower interest rates. The weighted average interest rates with respect to the debt for the first nine months of 2001 and 2002 were 8.3% and 7.2%, respectively.

Income Tax Expense

     For the nine months ended September 29, 2002, an income tax recovery of $0.8 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $18.5 million, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses and the effects of the valuation reserve for the loss carryforwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.


     For the nine months ended September 30, 2001, an income tax recovery of $28.2 million on a pre-tax loss before discontinued operations of $92.7 million, resulted in an effective tax rate of 28.5% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also are unable to deduct $2.0 million of goodwill amortization.

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

The following amounts are included in the loss from discontinued operations:

                                                                                       Nine months ended
                                                                                September 29,    September 30,
                                                                                         2002             2001
       (in millions)
       -------------------------------------------------------------------------------------------------------
       Revenue                                                                  $         5.0    $         6.3
       =======================================================================================================

       Loss from discontinued operations:
         Operating loss before restructuring charges                            $         0.5    $         3.2
         Restructuring charges                                                              -              0.3
         Other charges                                                                      -              0.1
         Cost of closing the facility                                                     9.7                -

       -------------------------------------------------------------------------------------------------------
       Loss from discontinued operations                                        $        10.2    $         3.6
       =======================================================================================================

     Included in the cost of closing the facility of $9.7 million are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees. Facility exit costs of $1.1 million were paid out during the third quarter of 2002.

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

     During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell, and to end production over the next quarter. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in the fourth quarter of 2002, as the Company exits Dell, which is expected to be offset by reduced expense levels and reduced working capital usage.

   Nine months ended September 29, 2002 Liquidity:

     Net cash provided by operating activities for the first nine months of 2002 was $25.4 million. Our net cash cycle improved from 63 days for the third quarter of 2001 and 33 days for the second quarter of 2002 to 15 days for the third quarter of 2002. Accounts receivable days sales outstanding improved from 65 days in the third quarter of 2001 to 46 days in the second quarter of 2002 to 42 days in the third quarter of 2002.

     Net cash used in financing activities for the nine months ended September 29, 2002 was $34.8 million due to the repayment of long-term debt of $32.7 million, the repayment of capital leases of $0.1 million and the costs associated with the amendment to our credit agreement of $2.0 million.

     Net cash used in investing activities for the nine months ended September 29, 2002 was $2.1 million due to the purchase of capital assets of $2.5 million, offset by proceeds from the sale of capital assets of $0.2 million and other assets of $0.2 million.

   Nine months ended September 30, 2001 Liquidity:

     Net cash generated from operating activities for the nine months ended September 30, 2001 was $29.9 million.

     Net cash generated in financing activities for the nine months ended September 30, 2001 was $16.5 million due to the increase in long-term debt of $21.7 million and proceeds from the issuance of common stock on the exercise of options of $0.3 million, offset by the repayment of capital leases of $0.3 million and the funding of loans to shareholders of $5.2 million.

     Net cash used in investing activities for the nine months ended September 30, 2001 was $17.7 million due to the purchase of capital and other assets.

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

     The amended financial covenants included in the revised credit facility include monthly and quarterly minimum cumulative consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) targets, a maximum daily and monthly revolving credit loan balance based on accounts receivable and inventory levels and maximum quarterly capital expenditures. The Company's activity levels have exceeded the plan that served as the basis for these amended financial covenants. Accordingly, the Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company's permitted loan balances to correspond to its higher working capital needs. The Company was in compliance with the amended financial covenants at December 31, 2001, and for each of the nine months ended September 29, 2002. Continued compliance with the financial covenants is dependent on the Company achieving its forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers.

     Effective January 1, 2003, the Company reverts back to the financial covenants under the original credit agreement and at that time it is unlikely the Company will have earned sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of the agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan. There can be no assurance that the Company and its lenders will agree to revise the Company's credit agreement covenants.

     During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As at September 29, 2002, we had borrowed $90.2 million under this facility.

     In connection with the February amendment, the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occurs during the period from the effective amendment date to December 31, 2002, and has been continuing for more than 30 days, the lenders will receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of grant. In connection with the April 30, 2002 amendment, the Company agreed to accelerate the grant date of the 0.5% warrants that were to be issued on December 31, 2002 to April 30, 2002. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, the 1% warrants (if issued) shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

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

     Our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. These sources of cash will continue to be adequate after the end of the year only if we are able to successfully negotiate an amendment to the credit agreement that will adjust covenant levels to our current business plan. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan. There can be no assurance that the Company and its lenders will agree to revise the Company's credit agreement covenants. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company has identified its reporting units to be consistent with its business units as defined in note 6, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other US facilities and as a result, is a separate reporting unit. In connection with the implementation of new accounting standards, the Company has completed the transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million, which comprises the goodwill in the

Canadian, US and Boston reporting units. The fair value of each reporting unit was determined using the discounted cash flows of the reporting unit. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations as at January 1, 2002.

     Effective January 1, 2002, the Company had unamortized goodwill of $55.6 million, which is no longer being amortized. This change in accounting policy is not applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

                                                      Three months ended               Nine months ended
                                                   Sept 29,         Sept 30,          Sept 29,    Sept 30,
       (in millions, except per share amounts)         2002             2001              2002        2001
       ---------------------------------------------------------------------------------------------------
       Net loss                                    $  (13.4)        $  (34.2)         $  (83.5)   $  (68.1)
       Add back goodwill amortization,
        net of tax                                        -              1.7                 -         5.1
       ---------------------------------------------------------------------------------------------------
       Net loss before goodwill amortization       $  (13.4)        $  (32.5)         $  (83.5)   $  (63.0)

       ===================================================================================================

       Basic and diluted loss per share:
         Net loss                                  $  (0.47)        $  (1.19)         $  (2.91)   $  (2.38)
         Net loss before goodwill
          amortization                             $  (0.47)        $  (1.13)         $  (2.91)   $  (2.21)
       ===================================================================================================

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

In accordance with Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we evaluate goodwill for impairment, on at least an annual basis and whenever events or circumstances indicate that the carrying amount may not be recoverable from its estimate future cash flows. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, based on projected discounted future cash flows. The Company must make estimates in the calculation of projected discounted future cash flows including estimates of future economic and business conditions, changes in technology and customer orders. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. Adverse changes in the technology end market, customer demand and other market conditions has resulted in the impairmant of goodwill.

Tax asset

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

     Our three largest customers during the third quarter of 2002 were Dell, IBM and Alcatel, which represented approximately 21.3%, 19.0% and 11.2%, respectively, of our total revenue for that period. Our top ten largest customers (including Dell, IBM and Alcatel) collectively represented approximately 81.5% of our total revenue during the third quarter of 2002. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with them, and to end production with Dell over the next quarter. The Company expects lower revenues in the fourth quarter of 2002, as the Company completes its exit with Dell. The Company's decision was taken after a review of the Company's return on capital requirements indicated that the customer's programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Historically, our calendar fourth quarter revenue has been highest and our calendar first quarter revenue has been lowest. We expect revenues in the fourth quarter of 2002 to be affected by the termination of our relationship with Dell. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

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

     In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

     At September 29, 2002, we had $90.2 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

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

     Effective January 1, 2003, the Company reverts back to the financial covenants under the original credit agreement and at that time it is unlikely the Company will have earned sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of the agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan. There can be no assurance that the Company and its lenders will agree to revise the Company's credit agreement covenants.

The terms of our credit agreement impose significant restrictions on our ability to operate.

     The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. As at September 30, 2001, we were in violation of financial covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants consistent with our current revenues and our forecast for 2002. Effective January 1, 2003, the Company reverts back to the financial covenants under the original credit agreement and at that time it is unlikely the Company will have earned sufficient EBITDA (earnings before interest expense, income taxes, depreciation and amortization), using a twelve month trailing formula, to satisfy the requirements of the agreement. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the outstanding amounts under the credit facility. The Company has maintained a positive working relationship with its lending group and has received a proposed term sheet under which the lending group would revise the covenants that apply for the period from December 31, 2002 through June 30, 2004 to correspond to the Company's current business plan. There can be no assurance that the Company and its lenders will agree to revise the Company's credit agreement covenants. As a result of our past non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us, which may have a material adverse effect on our business, financial condition and results of operations.

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

     Investment funds affiliated with Bain Capital, LLC, investment funds affiliated with Celerity Partners, Inc., Kilmer Electronics Group Limited and certain members of management held approximately 13.4%, 12.1%, 7.1% and 16.7%, respectively, of our outstanding shares as of September 29, 2002. In addition, two of the nine directors who serve on our board are representatives of the Bain funds, two are representatives of the Celerity funds, one is a representative of Kilmer Electronics Group Limited and two are members of management. By virtue of such stock ownership and board representation, the Bain funds, the Celerity funds, Kilmer Electronics Group Limited and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

SMTC's Common Stock May Be Delisted From The Nasdaq National Market.

SMTC has received a notification from Nasdaq Listing Qualifications that its common stock has failed to maintain the minimum bid price of $1.00 per share over a period of 30 consecutive trading days, as required by Nasdaq's Marketplace Rules. Nasdaq has provided SMTC with a grace period of 90 calendar days, or until February 3, 2003, to regain compliance with this requirement or be delisted from trading on The Nasdaq National Market. We intend to monitor the bid price for our common stock between the date of this report and February 3, 2003. If the stock does not trade at a level that is likely to regain compliance, our Board of Directors will consider other options available to regain compliance. Our failure to comply with Nasdaq's Marketplace Rules or promptly to cure this noncompliance or any other noncompliance with such Rules could result in our common stock being delisted, and the liquidity of our stock could be materially impaired.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended September 29, 2002 was 7.2%. Our debt of $90.2 million bore interest at 7.3% on September 29, 2002 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 7.7% and our interest expense would have increased by approximately $0.1 million for the third quarter of 2002.

FOREIGN CURRENCY EXCHANGE RISK

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls and Procedures. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer.

                            PART II OTHER INFORMATION

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

        (a) List of Exhibits:

        99.1 Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

        99.2 Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

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

                                SMTC CORPORATION


                                        By: /s/ Paul Walker
                                            ------------------------------------
                                            Name: Paul Walker
                                            Title: President and CEO


                                        By: /s/ Frank Burke
                                            ------------------------------------
                                            Name: Frank Burke
                                            Title: Chief Financial Officer

Date:  November 13, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Walker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SMTC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                      /s/   Paul Walker
                                      -----------------

                                 Paul Walker
                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Burke, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SMTC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                             /s/   Frank Burke
                                             -----------------

                                           Frank Burke
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Document
-------           --------------------------------------------------------------
99.1              Certification of Paul Walker, pursuant to Section 1350,
                  Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.

99.2 Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2002.