Form 10-K
period 2002-12-31
SMTC CORP
filed 2003-03-27
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-31051

SMTC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

635 Hood Road, Markham, Ontario, Canada

(Address of Principal Executive Offices)

98-0197680

(IRS Employer Identification Number)

L3R 4N6

(Zip Code)

Registrant’s telephone number, including area code: 905-479-1810

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share.

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $31,000,000, on June 28, 2002, including the value of exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, exchangeable for common stock of the registrant. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing prices of the common stock and the exchangeable shares as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 17, 2003, SMTC Corporation had 23,196,543 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 17, 2003, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,493,236 exchangeable shares outstanding, excluding exchangeable shares owned by SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Future Results.” Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Item 1:    Business

BUSINESS

Overview

SMTC Corporation (“We” or “SMTC” or the “Company”) provides advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We currently service our customers through eight manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support.

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

In response to the continuing industry economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration.

We have also determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We expect to cease manufacturing at our Austin site by the end of the first quarter of 2003. Following the closure of our Donegal, Ireland facility and our Austin, Texas facility, we will service our customers through six manufacturing and technology centers in the United States, Canada and Mexico.

In 2002, we recorded restructuring charges of $37.4 million related to the costs associated with exiting or re-sizing facilities and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector. The major components of our restructuring plan are estimated to be complete by the end of fiscal 2003.

Industry Background

The EMS industry provides manufacturing services to OEMs in the electronics marketplace. During 2002, the EMS industry was adversely affected by the reduced demand for electronics products. We believe the EMS market will return to growth over time, fueled by the increased outsourcing of manufacturing by OEMs, by OEMs’ need for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles and the divestiture of OEM manufacturing assets to EMS businesses. We believe that OEMs decide to outsource manufacturing in order to take advantage of the technology and manufacturing expertise of EMS companies, eliminate manufacturing overhead, reduce time-to-market of products, improve supply chain efficiency, and access worldwide manufacturing capabilities.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and became dependent upon EMS outsourcing strategies. Over time, OEMs came to rely on EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers that can provide a total service solution on a national or global basis, in order to further lower costs and increase supplier accountability.

By using EMS providers, OEMs are able to focus on their core competencies, including product development, sales and marketing, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•	Reducing Time-to-Market. Electronics products are experiencing increasingly shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and enhance time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

•	Improving Supply Chain Management. OEMs who manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers which possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

•	Accessing Advanced Manufacturing Capabilities and Process Technologies. Electronics products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technology expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

•	Improving Access to Global Markets. OEMs are generally increasing their international activities in an effort to expand sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer such OEMs global manufacturing solutions enabling them to meet local content requirements to distribute products efficiently around the world at lower costs.

The SMTC Customer Solution

SMTC has developed and implemented unique operating models and management systems to offer greater efficiency, flexibility and cost effectiveness. The goal of these systems is to provide a higher level of employee and team accountability and an enhanced ability to exceed customers’ expectations. Our customers benefit from the following components of the SMTC solution:

Commodity Management.    The Commodity Management Group provides customers with product life cycle analysis identifying high risk components due to obsolescence or technology upgrades and provides recommendations to maintain a continuous production flow.

Copy Exact Model.    All of SMTC’s sites operate under the same model with identical systems, processes and equipment. This enables customers to seamlessly transfer their production to alternative sites to reduce costs and meet shifts in demand.

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

eBusiness.    SMTC has implemented web-based systems through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with its customers and suppliers. These systems accelerate the timeliness and effectiveness of decision making and efficiently reach SMTC’s geographically dispersed facilities.

Supply Chain Management.    SMTC works with its customers to set up customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. These systems focus on minimizing the risk of inventory shortfalls or excesses and improve overall cost effectiveness.

The SMTC Strategy

Our objective is to provide OEM customers worldwide a complete EMS solution which offers the advantages of electronics outsourcing, such as access to advanced manufacturing technologies, reduced costs and faster time-to-market. We intend to achieve this objective by pursuing the following business strategies:

Leverage our Global Presence in Strategic Markets.    We have established facilities in several regions of the world. Each assembly facility we operate is held to the same high standards of excellence and uses a similar plant layout. This allows us to continue to enjoy the benefits of fully integrated factories and allows our customers to have choices in manufacturing locations to best suit their needs. Since 1995, we have expanded from our first facility located in Toronto, Ontario to numerous facilities located in the United States, Canada and Mexico.

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

Provide Advanced Technological Capabilities and Comprehensive Service Offerings.    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in leading-edge assembly and logistics technologies, as well as our investment in design, engineering and test capabilities, we are able to supply our customers a variety of advanced design and manufacturing solutions. These capabilities include micro ball grid arrays, complex circuitry layouts, manufacturing and testing of wireless products and manufacturing of ethernet cards, among others. Additionally, building on our integrated engineering and manufacturing capabilities, we provide our customers with services ranging from initial product design and prototype production to final product assembly, test and distribution directly to our and their customers. We believe that this provides greater control over quality, delivery and costs and enables us to offer our customers a complete cost effective solution.

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

Our Customers

We target OEMs primarily in the networking, industrial and communications sectors. 2002 revenue from customers was allocated by industry as follows: 51.6% from networking, 25.8% from industrial and 22.6% from communications.

We have customer relationships with industry leading OEMs such as IBM and Alcatel. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

• High-end storage devices	• Point of sale terminals	• DSL equipment

• Mid-range servers	• Power supplies	• Switches

• High-end computing components	• Semiconductor test equipment	• Wireless handheld devices

• Linux servers	• Industrial controls	• Voice-over IP gear

• Redundant backup systems	• Currency recognition systems	• Voice messaging equipment

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

We have a direct sales force with a global presence that focuses on new and existing customers to take advantage of our worldwide capabilities. We also have a mix of established direct sales representatives and manufacturer representative companies throughout Canada and the United States. Our sales offices are located within our manufacturing facilities. In addition, we have a sales office in Boston, Massachusetts and Boise, Idaho. When a customer opportunity is identified by our direct or outside sales force, we dedicate a team to the potential customer that becomes part of our marketing effort and will continue to service the customer throughout our relationship.

Supply Chain Management

We believe that the basis of true collaboration is seamless integration across the enterprise-wide system, encompassing the customers’ worldwide facilities, our global manufacturing sites, and our suppliers. We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to plan, purchase, expedite and warehouse components and materials. The systems and processes we currently employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

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

Our Suppliers

With the implementation of our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2002 we purchased approximately $400 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

We recently have forged a relationship with Alco Electronics, a Hong Kong based ODM (Original Design Manufacturing) and EMS provider. (See “Recent Developments”).

During 2002, no supplier represented more than 10.0% of our total purchases.

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

Recent Developments

In February 2003, we entered into an agreement with Alco Electronics, a Hong Kong based ODM (Original Design Manufacturing) and EMS provider, whereby Alco has agreed to supply EMS and ODM services to SMTC and its customers on an as-required basis. Alco will produce product for SMTC from its Chang An campus in the Dongguan region of China and also will supply plastics, cables and custom metal products to SMTC and its customers.

We have determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003.

Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We expect to cease manufacturing at our Austin site by the end of the first quarter of 2003.

Employees

As of December 31, 2002, we employed approximately 1,600 full time employees worldwide. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2002, our only unionized employees were at our Mexico facility (371 employees) and our Donegal, Ireland facility (32 employees). In March 2002, we terminated all of the 154 unionized employees in Cork, Ireland. We have never experienced a work stoppage or strike and believe that our employee relations are good.

Our Structure and Our History

The SMTC family of companies includes the following companies, with their jurisdictions of incorporation or organization in parentheses:

SMTC Corporation (Delaware)

HTM Holdings, Inc. (Delaware)

Qualtron, Inc. (Massachusetts)

SMTC de Chihuahua S.A. de C.V. (Mexico)

SMTC Ireland Company (Ireland)

SMTC Manufacturing Corporation of California (California)

SMTC Manufacturing Corporation of Canada (Ontario, Canada)

STMC Manufacturing Corporation of Colorado (Delaware)

SMTC Manufacturing Corporation of Ireland Limited (Ireland)

SMTC Manufacturing Corporation of Massachusetts (Massachusetts)

SMTC Manufacturing Corporation of North Carolina (North Carolina)

SMTC Manufacturing Corporation of Texas (Texas)

SMTC Manufacturing Corporation of Wisconsin (Wisconsin)

SMTC Mex Holdings, Inc. (Delaware)

SMTC Nova Scotia Company (Nova Scotia, Canada)

SMTC R&D Teoranta (Ireland)

SMTC Teoranta (Ireland)

Our company’s present corporate structure resulted from the July 1999 combination of Surface Mount and HTM in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, SMTC Teoranta, SMTC R&D Teoranta and Qualtron, Inc., have become subsidiaries of HTM.

Since the combination, we acquired Zenith’s facility in Chihuahua, Mexico, a transaction which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we acquired the Boston, Massachusetts based systems integration and precision enclosures business of W.F. Wood, which expanded our operations into the Northeastern United States. In July 2000, we acquired Appleton, Wisconsin based Pensar Corporation, which provided us with an enhanced design engineering and test capability, additional partnerships with leading technology suppliers, a diversification of our customer base and an expanded geographic presence in the Midwestern United States. In November 2000, we acquired Haverhill, Massachusetts based Qualtron, Inc. in connection with the acquisition of its parent company, Qualtron Teoranta, by SMTC Canada. In June 2001, in response to the slowing technology end market, we closed our Denver facility. In September 2001, we closed our Haverhill facility. And in March 2002, we announced that we were closing our Cork, Ireland facility. As a result, we have placed the subsidiary that operated that facility, SMTC Manufacturing Corporation of Ireland Limited, in voluntary administration. We have also determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We expect to cease manufacturing at our Austin site by the end of the first quarter of 2003.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Item 2:    Properties

Facilities

We conduct our operations within approximately 737,500 square feet of building space. We believe our facilities are currently adequate for our operating needs. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Toronto, Ontario	100,000	Leased
San Jose, California	37,500	Leased
Boston, Massachusetts	150,000	Leased
Charlotte, North Carolina	125,000	Leased
Appleton, Wisconsin	75,000	Owned
Chihuahua, Mexico	250,000	Owned

SMTC subsidiaries continue to have the following facilities under lease as of March 17, 2003, but have exited, or are in the process of exiting, operations and are seeking to exit the leases:

Location	Approx. Square Footage	Leased/Owned
Austin, Texas	75,000	Leased
Donegal, Ireland	50,000	Leased

In June 2001, we closed our assembly facility in Denver, Colorado, and in September 2001, we closed our interconnect facility in Haverhill, Massachusetts. In March 2002, we announced that were closing our facility in Cork, Ireland. We have also determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We expect to cease manufacturing at our Austin site by the end of the first quarter of 2003. Following the closure of our Donegal, Ireland facility and our Austin, Texas facility, we will service our customers through six manufacturing and technology centers in the United States, Canada and Mexico.

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

SMTC Manufacturing Corporation of Ireland Limited is currently in voluntary liquidation (since April 8, 2002) until the liquidator has finished collecting all of its assets and distributing them to the creditors, after which the company will be dissolved.

Item 4:    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock began trading on The Nasdaq National Market under the symbol SMTX on July 21, 2000. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq. On March 17, 2003, the Company’s common stock closed at $1.08 per share and had a high price of $1.08 and a low price of $1.05 on that date.

	2001
	High	Low
First Quarter	$17.38	$2.94
Second Quarter	5.20	1.50
Third Quarter	3.11	1.00
Fourth Quarter	1.95	0.53

	2002
	High	Low
First Quarter	$2.86	$1.10
Second Quarter	2.78	1.15
Third Quarter	1.80	0.75
Fourth Quarter	1.00	0.49

As of March 17, 2003, there were approximately 85 holders of record of the Company’s common stock.

The Company’s capital stock consists of 60,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 17, 2003, 23,196,543 shares were issued and outstanding; and 5,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of March 17, 2003, one share was issued and outstanding.

The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to pay dividends on common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs. Further, the Company’s senior credit facility restricts the Company’s ability to pay dividends.

Item 6:    Selected Financial Data

SMTC Corporation, or SMTC, is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We have accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM’s assets and liabilities are included in our consolidated financial statements at their historical cost and the comparative figures for the periods prior to the combination reflect the results of operations of HTM. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination.

Selected Financial Data

The selected financial data includes the following:

•	The results of operations, adjusted net earnings and other financial data for 1998 represent the results of operations, adjusted net earnings and financial data for HTM. For accounting purposes, HTM is considered to have acquired Surface Mount in the July 1999 combination.

•	The results of operations, adjusted net earnings and other financial data for 1999 include a full year of results of HTM, as well as the results for Surface Mount from July 30, 1999 through to December 31, 1999 and results for W.F. Wood from September 4, 1999 through to December 31, 1999.

•	The results of operations, adjusted net earnings and other financial data for 2000 include a full year of results for HTM, Surface Mount and W.F. Wood as well as the results for Pensar from July 27, 2000 through to December 31, 2000 and the results for Qualtron from November 22, 2000 through to December 31, 2000.

•	The results of operations, adjusted net earnings and other financial data for 2001 and 2002 include a full year of results for HTM, Surface Mount, W.F. Wood, Pensar and Qualtron.

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in Note 19 to our consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million is recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment is recognized in earnings during 2002.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Year Ended
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Revenue	$89.7	$248.5	$766.0	$599.3	$569.5
Cost of sales (includes restructuring charges of $25.4 million and $6.5 million and other charges of $18.4 million and $0.9 million for the years ended December 31, 2001 and 2002, respectively)(a)	82.5	226.8	696.6	625.2	545.4

Gross profit (loss)	7.2	21.7	69.4	(25.9)	24.1
Selling, general and administrative expenses (includes other charges of $8.8 million and $1.0 million for the years ended December 31, 2001 and 2002, respectively)(a)	3.3	12.8	33.6	42.9	25.7
Amortization (includes other charges of $0.2 million for the year ended December 31, 2002)(a)(b)	0.2	2.0	6.2	9.5	2.5
Restructuring charges including the write-down of intangible assets(a)	—	—	—	41.8	30.5
Recapitalization expenses(c)	2.2	—	—	—	—

Operating earnings (loss)	1.5	6.9	29.6	(120.1)	(34.6)
Interest	2.0	7.1	13.8	9.3	8.3
Debt extinguishment cost(d)	—	2.1	4.3	—	—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy(b)	(0.5)	(2.3)	11.5	(129.4)	(42.9)
Income tax expense (recovery)	(0.2)	(0.7)	5.7	(29.0)	(0.7)

Earnings (loss) from continuing operations	(0.3)	(1.6)	5.8	(100.4)	(42.2)
Loss from discontinued operations(e)	—	(0.5)	(2.1)	(4.4)	(10.2)
Cumulative effect of a change in accounting policy(b)	—	—	—	—	(55.6)

Net earnings (loss)	$(0.3)	$(2.1)	$3.6	$(104.8)	$(108.0)

Net earnings (loss) per common share:
Basic from continuing operations	$(0.44)	$(2.38)	$0.20	$(3.51)	$(1.47)
Loss from discontinued operations per common share(e)	—	(0.30)	(0.16)	(0.15)	(0.36)
Cumulative effect of a change in accounting policy per common share(b)	—	—	—	—	(1.93)

Basic	$(0.44)	$(2.68)	$0.04	$(3.66)	$(3.76)
Diluted	$(0.44)	$(2.68)	$0.03	$(3.66)	$(3.76)

Weighted average number of shares outstanding:
Basic	2.1	1.6	13.2	28.6	28.7
Diluted	2.1	1.6	13.7	28.6	28.7

(a)

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the

Company recorded restructuring charges of $67.2 million consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities, and other charges of $27.2 million related primarily to accounts receivable, inventory and asset impairment charges for the year ended December 31, 2001.

In response to the continuing industry economic downturn during 2002, the Company took further steps to realign its cost structure and plant capacity and recorded restructuring charges of $37.4 million related to the costs associated with exiting or re-sizing facilities, and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector, for the year ended December 31, 2002. Refer to note 17 to our consolidated financial statements.

(b)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 2(p)(i) to our consolidated financial statements. Refer to Note 19 to our consolidated financial statements for a description of differences between United States GAAP and Canadian GAAP.
(c)	Leveraged recapitalization expenses of $2.2 million include transaction costs and compensation expense related to our leveraged recapitalization.
(d)	Debt extinguishment cost of $2.1 million in 1999 arises from debt prepayment penalties of $0.8 million, the write-off of unamortized debt financing fees of $1.0 million and the write off of the unamortized debt discount of $0.3 million. Debt extinguishment cost of $4.3 million in 2000 arises from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million.
(e)	In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. Refer to note 18 to our consolidated financial statements.

Consolidated Adjusted Net Earnings (Loss):

(in millions, except per share amounts)

	Year Ended
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Net earnings (loss)	$(0.3)	$(2.1)	$3.6	$(104.8)	$(108.0)
Adjustments:
Amortization of goodwill	—	1.5	5.3	8.4	—
Restructuring and other charges	—	—	—	94.4	39.1
Write-down of goodwill	—	—	—	—	55.6
Recapitalization expenses	2.2	—	—	—	—
Management fees	0.1	0.7	—	—	—
Debt extinguisment cost	—	2.1	4.3	—	—
Loss from discontinued operations	—	0.5	2.1	4.4	10.2
Income tax effect	(0.9)	(1.3)	(2.7)	(19.4)	—

Adjusted net earnings (loss)	$1.1	$1.4	$12.6	$(17.0)	$(3.1)

Adjusted net earnings (loss) per common share:
Basic	$0.52	$(0.51)	$0.72	$(0.59)	$(0.11)
Diluted	$0.52	$(0.51)	$0.69	$(0.59)	$(0.11)

Weighted average number of shares outstanding:
Basic	2.1	1.6	13.2	28.6	28.7
Diluted	2.1	1.6	13.7	28.6	28.7

The Company has provided information on adjusted net earnings to supplement its GAAP financial information. Adjusted net earnings do not have any standardized meaning prescribed by GAAP and are not necessarily comparable to similar measures presented by other issuers. The Company believes that adjusted net earnings is a meaningful measure of operating performance due to the history of acquisitions and recent restructurings. Adjusted net earnings exclude the effects of discontinued operations, amortization of goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures and severance costs) and income tax adjustments. Adjusted net earnings are not a measure of operating performance or profitability under US GAAP or Canadian GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with US GAAP or Canadian GAAP.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	Year Ended
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
Cash	$0.5	$2.1	$2.7	$12.1	$0.4
Working capital (deficiency)	8.1	53.4	188.3	75.3	(8.2)
Total assets	44.2	228.1	547.5	341.4	191.0
Total debt, including current maturities	35.5	134.0	118.0	122.8	82.6
Shareholders’ equity (deficiency)	(10.5)	7.8	228.5	124.7	18.0
Capital expenditures	3.2	4.1	25.7	19.1	2.8
Cash flows from operating activities	(3.8)	(6.6)	(104.9)	28.3	34.8
Cash flows from financing activities	4.3	49.6	159.1	0.2	(44.1)
Cash flows from investing activities	(0.5)	(41.4)	(53.6)	(19.2)	(2.4)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2002. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2001 and 2002. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarter Ended
	Apr 1, 2001	July 1, 2001	Sept 30, 2001	Dec 31, 2001	Mar 31, 2002	June 30, 2002	Sept 29, 2002	Dec 31, 2002
Revenue	$197.8	$149.9	$125.7	$125.9	$138.9	$161.6	$152.9	$116.1
Gross profit (loss) (a)	2.2	(3.6)	(19.5)	(5.0)	6.8	7.0	1.6	8.7
Earnings (loss) from continuing operations (b)	(18.8)	(13.0)	(32.7)	(35.9)	(2.5)	(1.8)	(13.4)	(24.5)
Net earnings (loss) (b)	(20.0)	(13.9)	(34.2)	(36.7)	(68.3)	(1.8)	(13.4)	(24.5)
Adjusted net earnings (loss)	(1.9)	(4.1)	(6.2)	(4.8)	(2.5)	(1.8)	0.3	0.9
Net earnings (loss) per share from continuing operations (c)	$(0.67)	$(0.45)	$(1.14)	$(1.25)	$(0.09)	$(0.06)	$(0.47)	$(0.85)
Adjusted net earnings (loss) per share—diluted (c)	$(0.07)	$(0.14)	$(0.22)	$(0.17)	$(0.09)	$(0.06)	$0.01	$0.03
Weighted average number of shares outstanding—diluted	28.4	28.7	28.7	28.7	28.7	28.7	28.7	28.7

(a)	Includes restructuring charges of $6.9 million, $9.0 million, $7.2 million and $2.3 million for the quarters ended April 1, 2001, July 1, 2001, September 30, 2001 and December 31, 2001, respectively, and other charges of $12.7 million and $5.7 million for the quarters ended September 30, 2001 and December 31, 2001, respectively. Includes restructuring charges of $6.3 million and $0.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively, and other charges of $0.9 million for the quarter ended September 29, 2002.
(b)	Includes restructuring charges of $22.5 million, $9.0 million, $15.0 million and $20.7 million for the quarters ended April 1, 2001, July 1, 2001, September 30, 2001 and December 31, 2001, respectively, and other charges of $20.8 million and $6.4 million for the quarters ended September 30, 2001 and December 31, 2001, respectively. Includes restructuring charges of $12.8 million and $24.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively, and other charges of $0.9 million and $1.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively.
(c)	See reconciliation of net earnings (loss) under US GAAP to adjusted net earnings (loss).

Quarterly Consolidated Adjusted Net Earnings (Loss):

(in millions)

	Quarter Ended
	Apr 1, 2001	July 1, 2001	Sept 30, 2001	Dec 31, 2001	Mar 31, 2002	June 30, 2002	Sept 29, 2002	Dec 31, 2002
Net earnings (loss)	(20.0)	(13.9)	(34.2)	(36.7)	(68.3)	(1.8)	(13.4)	(24.5)
Adjustments:
Amortization of goodwill	2.1	2.1	2.1	2.1	—	—	—	—
Restructuring and other charges	22.5	9.0	35.8	27.1	—	—	13.7	25.4
Write-down of goodwill	—	—	—	—	55.6	—	—	—
Loss from discontinued operations	1.2	0.9	1.5	0.8	10.2	—	—	—
Income tax effect	(7.7)	(2.2)	(11.4)	1.9	—	—	—	—

Adjusted net earnings (loss)	(1.9)	(4.1)	(6.2)	(4.8)	(2.5)	(1.8)	0.3	0.9

The Company has provided information on adjusted net earnings to supplement its GAAP financial information. Adjusted net earnings do not have any standardized meaning prescribed by GAAP and are not necessarily comparable to similar measures presented by other issuers. The Company believes that adjusted net earnings is a meaningful measure of operating performance due to the history of acquisitions and recent restructurings. Adjusted net earnings exclude the effects of discontinued operations, amortization of goodwill, restructuring and other charges (most significantly the write-down of goodwill, the cost associated with closing facilities, inventory and accounts receivable exposures and severance costs) and income tax adjustments. Adjusted net earnings are not a measure of operating performance or profitability under US GAAP or Canadian GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with US GAAP or Canadian GAAP.

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the “Selected Consolidated Financial Data” section of this Annual Report, our consolidated financial statements and notes to those statements included elsewhere in this Annual Report. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Factors That May Affect Future Results” section below. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements after the date of this Annual Report, even though our situation will change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We currently service our customers through eight manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and addressing our excess equipment. Accordingly, we recorded restructuring charges of $67.2 million pre-tax (consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities) and other charges of $27.2 million pre-tax (consisting of accounts receivable, inventory and asset impairment charges).

In response to the continuing industry economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the Cork facility, which is included in the loss for discontinued operations. Prior to taking steps to place the subsidiary that operated the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure. We have also determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We expect to cease manufacturing at our Austin site by the end of the first quarter of 2003. The Company recorded during the third and fourth quarters of 2002 restructuring charges of $37.4 million related to the cost of exiting equipment leases and facility leases, severance costs, asset impairment charges and inventory exposures and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector.

During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million.

As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. In February 2002, we and our lending group executed an amendment to our credit facility to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both then-current revenues and the forecast for 2002.

The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company’s permitted loan balances to correspond to its higher working capital needs.

The Company and its lending group further amended the credit agreement effective as of December 31, 2002, which was prior to the date on which the Company was to revert back to the covenants under the original credit agreement, to revise certain covenants and waived certain defaults under the credit agreement. The revised terms of the credit agreement establish amended financial and other covenants covering the period up to June 30, 2004, based on the Company’s current business plan. (See “Liquidity and Capital Resources”)

The Company was in compliance with the amended financial covenants at December 31, 2002. Continued compliance with the amended financial covenants through June 30, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

Corporate History

SMTC Corporation is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts.

On July 27, 2000, we consummated an initial public offering of 6,625,000 shares of our common stock and 4,375,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 1,650,000 shares of common stock upon exercise of the underwriters’ over-allotment option.

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

The results of operations for the year ended December 31, 2000 include a full year of operating results for HTM, Surface Mount and W.F. Wood as well as the results of Pensar from July 27, 2000 through to December 31, 2000 and the results of Qualtron from November 22, 2000 through to December 31, 2000. The results of operations for the years ended December 31, 2001 and December 31, 2002 include a full year of operating results for HTM, Surface Mount, W.F. Wood, Pensar and Qualtron.

Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in Note 19 to the consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million is recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment is recognized in earnings during 2002.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2000	December 31, 2001	December 31, 2002
Revenue	100.0%	100.0%	100.0%
Cost of sales (includes restructuring charges of $25.4 million and $6.5 million and other charges of $18.4 million and $0.9 million for the years ended December 31, 2001 and 2002, respectively)	90.9	104.3	95.8

Gross profit (loss)	9.1	(4.3)	4.2
Selling, general and administrative expenses (includes other charges of $8.8 million and $1.0 million for the years ended December 31, 2001 and 2002, respectively)	4.4	7.1	4.5
Amortization (includes other charges of $0.2 million for the year ended December 31, 2002)	0.8	1.6	0.4
Restructuring charges including the write-down of intangible assets	—	7.0	5.4

Operating earnings (loss)	3.9	(20.0)	(6.1)
Interest	1.8	1.6	1.4
Debt extinguishment cost	0.6	—	—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	1.5	(21.6)	(7.5)
Income tax expense (recovery)	0.7	(4.8)	(0.1)

Earnings (loss) from continuing operations	0.8	(16.8)	(7.4)
Loss from discontinued operations	(0.3)	(0.7)	(1.8)
Cumulative effect of a change in accounting policy	—	—	(9.8)

Net earnings (loss)	0.5%	(17.5)%	(19.0)%

Year ended December 31, 2002 compared to the year ended December 31, 2001

Revenue

Revenue decreased $29.8 million, or 5.0%, from $599.3 million for the year ended December 31, 2001 to $569.5 million for the year ended December 31, 2002. The decrease in revenue is primarily due to the effects of the continued general decline in the technology market. During 2002 we recorded approximately $32.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $31.2 million for the same period in 2001.

Revenue from IBM of $123.0 million, Dell of $87.7 million and Alcatel of $69.6 million for the year ended December 31, 2002 was 21.6%, 15.4% and 12.2%, respectively, of total revenue for the period. Revenue from IBM of $120.6 million, Alcatel of $63.8 million and Dell of $61.9 million for the year ended December 31, 2001 was 20.1%, 10.6% and 10.3%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. With the exit of Dell now complete, the Company expects lower revenues in 2003, which is expected to be offset by reduced expenses and reduced working capital requirements.

During the year ended December 31, 2002, 61.8% of our revenue was generated from operations in the United States, 24.2% from Mexico, 13.4% from Canada, and 0.6% from Europe. For the year ended December 31, 2001, 71.4% of our revenue was generated from operations in the United States, 17.7% from Mexico, 8.8% from Canada and 2.1% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities to that location. We also expect to terminate manufacturing in Europe during the second quarter of 2003. Additionally, we expect to begin having products manufactured for us in China by the end of the second quarter 2003.

Gross Profit

Gross profit increased $50.0 million from a loss of $25.9 million for the year ended December 31, 2001 to gross profit of $24.1 million for the year ended December 31, 2002. Fiscal year 2001 gross profit includes restructuring charges of $25.4 million related to a write-down of inventory in connection with the closure of our Denver facility and $18.4 million of other inventory related charges. Fiscal year 2002 includes restructuring charges of $6.5 million related to related to an additional write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector.

Gross profit, excluding restructuring and other charges, increased $13.6 million from $17.9 million, or 3.0% of revenue for fiscal year 2001, to $31.5 million, or 5.5% of revenue for fiscal year 2002. The improvement in the gross profit, excluding restructuring and other charges, is due to a reduction in both fixed and variable manufacturing expenses, including fixed operating lease expenses and variable labor costs. The improvement in gross margin, excluding restructuring and other charges, is due to improved utilization of the fixed manufacturing expenses and lower labor costs as a percentage of revenue, due to the continued focus on expense management.

The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $17.2 million from $42.9 million for the year ended December 31, 2001 to $25.7 million for the year ended December 31, 2002. Selling, general and administrative expenses for fiscal year 2001 include $8.8 million related to accounts receivable exposures recorded in response to the decline in the technology markets. Selling, general and administrative expenses for fiscal year 2002 include $1.0 million related to a write-down of certain assets. Excluding the charges noted above, selling general and administrative expenses decreased $9.4 million from $34.1 million, or 5.7% of revenue fiscal year 2001, to $24.7 million, or 4.3% of revenue for fiscal year 2002, due to our continued focus on reducing selling, general and administrative expenses.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentration of credit risk and industry conditions.

Amortization

Amortization of intangible assets of $2.5 million for fiscal year 2002 included the amortization of $2.2 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.3 million of deferred equipment lease costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

Amortization of intangible assets of $9.5 million for fiscal 2001 included the amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, $1.7 million of goodwill related to the acquisition of W.F. Wood, $2.7 million related to the acquisition of Pensar and $1.6 million related to the acquisition of Qualtron. We were amortizing goodwill of $24.9 million resulting from the combination of Surface Mount and HTM, $17.4 million resulting from the acquisition of W.F. Wood, $26.6 million resulting from the acquisition of Pensar and $18.2 million resulting from the acquisition of Qualtron, on a straight-line basis over a period of ten years. During fiscal year 2001, the Company recorded a write-down of goodwill associated with the acquisition of Qualtron of $16.3 million (see discussion of restructuring charges below). Amortization of intangible assets in 2001 also included the amortization of $0.7 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs and $0.1 million of other deferred costs.

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 2(p)(i) to our consolidated financial statements. This change in accounting policy to not amortize goodwill has not been applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change, net of tax, would be an increase to net earnings of $4.2 million in 2000 and a reduction to net loss of $6.8 million in 2001.

Restructuring Charges including the Write-down of Intangible Assets

The following table details the components of the restructuring charge and other charges:

(in millions)

	Year ended
	December 31, 2001	December 31, 2002
Inventory write-downs included in cost of sales	$25.4	$6.5
Lease and other contract obligations	8.6	18.7
Reversal of previously recorded lease and other contract obligations	—	(0.4)
Severance	3.6	2.9
Asset impairment	5.6	7.7
Write-down of intangible assets	17.8	—
Other facility exit costs	6.2	1.6

	$41.8	$30.5

	67.2	37.0
Other charges included in cost of sales	18.4	0.9
Other charges included in selling, general and administrative expenses	8.8	1.0
Other charges included in amortization expense	—	0.2

	$94.4	$39.1

2001 restructuring and other charges:

The write-down of inventory of $25.4 million is associated with the closure of the assembly facility in Denver.

Lease and other contractual obligations of $8.6 million include the costs associated with decommissioning, exiting and attempting to sublease the Denver facility and the costs of exiting equipment and facility leases at various other locations.

Severance costs of $3.6 million are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the re-sizing of the Mexican and Irish facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility and 68 plant and operational employees at the Donegal, Ireland facility.

Asset impairment charges of $5.6 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

The write-down of intangible assets of $17.8 million includes the write-down of goodwill associated with the Qualtron acquisition of $16.3 million and the write-down of other intangible assets of $1.5 million. In accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” accounting guidance required that long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the downturn in the EMS industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. An evaluation under SFAS No. 121 indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron acquisition were less than their carrying value and accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron and certain intangible assets.

Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

Other charges included in cost of sales of $18.4 million related to inventory exposures at various facilities. Other charges included in selling, general and administrative expenses include $8.8 million related to accounts receivable exposures at various facilities, other than the Denver and Haverhill facilities.

2002 restructuring and other charges:

The write-down of inventory of $6.5 million represents further costs associated with the closure of the assembly facility in Denver and costs associated with the closure of the interconnect facility in Donegal, Ireland. Lease and other contract obligations of $18.7 million represents the costs associated with decommissioning, exiting and subletting the Austin and Donegal, Ireland facilities and the costs of exiting equipment and facility leases at various other locations. The reversal of previously recorded lease and other contract obligations of $0.4 million represent the excess accrual due to the Company negotiating a final settlement on our Denver facility lease. The severance costs of $2.9 million related to 516 plant and operational employees, largely at our Mexico and Donegal, Ireland facilities. Asset impairment charges of $7.7 million reflect the write-down of certain long-lived assets, primarily at the Austin location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values. Other facility exit costs of $1.6 million include other costs associated with the decommissioning and closure of the Austin and Donegal, Ireland facilities.

The major components of the current restructuring are estimated to be complete by the end of fiscal 2003.

Other charges, included in cost of sales of $0.9 million, relate to inventory charges resulting from the costs associated with the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector. Other charges included in selling general and administration expenses of $1.0 million relate to a write- down of certain assets. Other charges of $0.2 million included in amortization expenses relate to additional amortization recorded to reflect the amendment to the credit facility.

The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

Interest expense decreased $1.0 million from $9.3 million for the year ended December 31, 2001 to $8.3 million for the year ended December 31, 2002 due to lower average debt outstanding during 2002 combined with lower interest rates. The weighted average interest rates with respect to the debt for the years ended December 31, 2001 and December 31, 2002 were 8.3% and 7.2%, respectively.

Income Tax Expense

For the year ended December 31, 2002, an income tax recovery of $0.7 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $42.9 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

At December 31, 2002, the Company had total net operating loss carryforwards of approximately $130.0 million, of which $3.0 million will expire in 2009, $3.0 million will expire in 2013, $81.0 million will expire in 2021 and $21.0 million will expire in 2022.

For the year ended December 31, 2001 an income tax recovery of $29.0 million was recorded on a pre-tax loss of $129.4 million resulting in an effective tax recovery rate of 22.4%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also were unable to deduct $4.0 million of goodwill amortization and $17.8 million of goodwill and intangible asset write-downs.

Discontinued Operations

In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter.

The following information relates to the discontinued operations:

(in millions)

	Year ended
	December 31, 2001	December 31, 2002
Revenue	$12.8	$5.0

Loss from discontinued operations	$4.4	$10.2

In 2002, the loss from discontinued operations includes the cost of closing the Cork facility of $9.7 million. Within this amount are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees at that site. Costs of $2.7 million were paid out during 2002.

In 2001, included in the loss from discontinued operations of $4.4 million are restructuring charges of $0.3 million and other charges of $0.1 million.

Year ended December 31, 2001 compared to the year ended December 31, 2000

Revenue

Revenue decreased $166.7 million, or 21.8%, from $766.0 million for the year ended December 31, 2000 to $599.3 million for the year ended December 31, 2001. The decrease in revenue is due to the effects of the general decline in the technology market. During 2001 we recorded approximately $31.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $58.6 million for the same period in 2000.

Revenue from IBM of $120.6 million, Alcatel of $63.8 million and Dell of $61.9 million for the year ended December 31, 2001 was 20.1%, 10.6% and 10.3%, respectively, of total revenue for the period. Revenue from Dell of $124.0 million and Alcatel of $79.8 million for the year ended December 31, 2000 was 16.2% and 10.4%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

For the year ended December 31, 2001, 71.4% of our revenue was generated from operations in the United States, 17.7% from Mexico, 8.8% from Canada and 2.1% from Europe. During the year ended December 31, 2000, 79.8% of our revenue was generated from operations in the United States, 10.0% from Mexico, 10.0% from Canada, and 0.2% from Europe.

Gross Profit

Gross profit decreased $95.3 million from $69.4 million for the year ended December 31, 2000 to a loss of $25.9 million for the year ended December 31, 2001. The decline in the gross profit is due to the $25.4 million portion of our restructuring charge related to a write-down of inventory in connection with the closure of our Denver facility, $18.4 million of other charges related to inventory recorded during 2001 in response to the decline in the technology markets, and the lower sales base and an under-absorption of fixed production overhead costs. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $9.3 million from $33.6 million for the year ended December 31, 2000 to $42.9 million for the year ended December 31, 2001. Selling, general and administrative expenses for fiscal year 2001 include $8.8 million related to accounts receivable exposures recorded in response to the decline in the technology markets. The Company determines the allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentration of credit risk and industry conditions.

Excluding the 2001 charges of $8.8 million related to related to accounts receivable exposures, selling general and administrative expenses increased $0.5 million from $33.6 million, or 4.4% of revenue, in the year ended December 31, 2000 to $34.1 million, or 5.7% of revenue, for the year ended December 31, 2001.

Amortization

Amortization of intangible assets of $9.5 million for fiscal 2001 included the amortization of $2.4 million of goodwill related to the combination of Surface Mount and HTM, $1.7 million of goodwill related to the acquisition of W.F. Wood, $2.7 million related to the acquisition of Pensar and $1.6 million related to the acquisition of Qualtron. We were amortizing goodwill of $24.9 million resulting from the combination of Surface Mount and HTM, $17.4 million resulting from the acquisition of W.F. Wood, $26.6 million resulting from the acquisition of Pensar and $18.2 million resulting from the acquisition of Qualtron, on a straight-line basis over a period of ten years. During fiscal year 2001, the Company recorded a write-down of goodwill associated with the acquisition of Qualtron of $16.6 million (see discussion of restructuring charges below). Amortization of intangible assets in 2001 also included the amortization of $0.7 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and $0.3 million of deferred equipment lease costs and $0.1 million of other deferred costs. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

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

Restructuring Charges including the Write-down of Intangible Assets

The following table details the components of the restructuring charge and other charges:

(in millions)

Year ended December 31, 2001
Inventory write-downs included in cost of sales	$25.4
Lease and other contract obligations	8.6
Reversal of previously recorded lease and other contract obligations	—
Severance	3.6
Asset impairment	5.6
Write-down of intangible assets	17.8
Other facility exit costs	6.2

$41.8

67.2
Other charges included in cost of sales	18.4
Other charges included in selling, general and administrative expenses	8.8
Other charges included in amortization expense	—

$94.4

2001 restructuring and other charges:

The write-down of inventory of $25.4 million is associated with the closure of the assembly facility in Denver.

Lease and other contractual obligations of $8.6 million include the costs associated with decommissioning, exiting and attempting to sublease the Denver facility and the costs of exiting equipment and facility leases at various other locations.

Severance costs of $3.6 million are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the re-sizing of the Mexican and Irish facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility and 68 plant and operational employees at the Donegal, Ireland facility.

Asset impairment charges of $5.6 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

The write-down of intangible assets of $17.8 million includes the write-down of goodwill associated with the Qualtron acquisition of $16.3 million and the write-down of other intangible assets of $1.5 million. In accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” accounting guidance required that long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the downturn in the EMS industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. An evaluation under SFAS No. 121 indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron acquisition were less than their carrying value and accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron and certain intangible assets.

Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

Other charges included in cost of sales of $18.4 million related to inventory exposures at various facilities. Other charges included in selling, general and administrative expenses include $8.8 million related to accounts receivable exposures at various facilities, other than the Denver and Haverhill facilities.

Interest Expense

Interest expense decreased $4.5 million from $13.8 million for the year ended December 31, 2000 to $9.3 million for the year ended December 31, 2001 due to lower average debt outstanding during 2001 combined with lower interest rates. A portion of the proceeds from the initial public offering were used to reduce the debt outstanding in fiscal year 2000, and coupled with lower working capital requirements during fiscal year 2001, this resulted in lower average debt outstanding during fiscal year 2001. The weighted average interest rates with respect to the debt for the years ended December 31, 2000 and December 31, 2001 were 9.9% and 8.3%, respectively.

Debt extinguishment costs

Debt extinguishment cost of $4.3 million in 2000 arose from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million. There were no debt extinguishment costs in fiscal year 2001.

Income Tax Expense

For the year ended December 31, 2001 an income tax recovery of $29.0 million was recorded on a pre-tax loss of $129.4 million resulting in an effective tax recovery rate of 22.4%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also were unable to deduct $4.0 million of goodwill amortization and $17.8 million of goodwill and intangible asset write-downs.

For the year ended December 31, 2000, we recorded an income tax expense of $5.8 million on pre-tax income of $11.5 million, which produced an effective tax rate of 49.8% as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses. We also were unable to deduct $2.5 million of goodwill amortization.

Discontinued Operations

In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. The Company placed the subsidiary in voluntary administration by the end of the first quarter of 2002.

The following information relates to the discontinued operations:

(in millions)

	Year ended
	December 31, 2000	December 31, 2001
Revenue	$16.7	$12.8

Loss from discontinued operations	$2.1	$4.4

In 2001, included in the loss from discontinued operations of $4.4 million are restructuring charges of $0.3 million and other charges of $0.1 million.

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

During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company expects lower revenues in 2003, which is expected to be offset by reduced expense levels and reduced working capital usage.

2002 Liquidity:    Net cash provided by operating activities for the year ended December 31, 2002 was $34.8 million. Our continued focus on improving our accounts receivable and inventory levels during the year led to the reduced working capital usage. Inventory turns improved to 11 times in the fourth quarter of 2002 from 6 times for the same period in 2001. Accounts receivable days sales outstanding improved to 46 days in the fourth quarter of 2002 from 59 days for the same period in 2001.

Net cash used in financing activities for year ended December 31, 2002 of $44.1 million consists of the repayment of long-term debt of $40.2 million, the repayment of capital leases of $0.2 million and the costs associated with the amendments to our credit agreement of $3.7 million.

Net cash used in investing activities for the year ended December 31, 2002 was $2.4 million due to the net purchase of capital and other assets.

2001 Liquidity:    Net cash provided by operating activities for the year ended December 31, 2001 was $28.3 million. Lower levels of activity and our improvements in our accounts receivable and inventory levels during the year led to the reduced working capital usage. Inventory turns improved to six times in the fourth quarter of 2001 from five times for the fourth quarter of 2000. Accounts receivable days sales outstanding improved to 59 days in the fourth quarter of 2001 from 68 days for the fourth quarter of 2000.

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

Capital Resources

As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. In February 2002, we and our lending group executed an amendment to our credit facility to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both then-current revenues and the forecast for 2002.

In connection with the February 2002 amendment, the Company agreed to issue to the lenders warrants to purchase common stock of the Company for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. All of these warrants were cancelled in exchange for warrants issued in connection with the December 31, 2002 amendment, as described below.

The Company paid amendment fees of $1.5 million comprised of $0.7 million, representing 0.5% of the lender’s commitments under the revolving credit facilities and term loans outstanding at February 11, 2002, and other amendment related fees of $0.8 million.

In March 2002, we and our lenders executed an amendment to our credit facility to waive the default that would have been caused by placing the subsidiary that operated the Cork, Ireland facility in voluntary liquidation. We paid $0.1 million in amendment fees in connection with such amendment.

The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company’s permitted loan balances to correspond to its higher working capital needs. In connection with such amendment, we paid approximately $0.1 million in amendment fees.

The Company and its lending group further amended the credit agreement effective December 31, 2002, which was prior to the date on which the Company was to revert back to the covenants under the original credit agreement, to revise certain covenants and waive certain defaults under the credit agreement. The revised terms of the credit agreement establish amended financial and other covenants covering the period up to June 30, 2004, based on the Company’s current business plan. The amended facility provides for $27.5 million in term loans and $90.0 million in revolving credit loans, swing-line loans and letters of credit.

Continued compliance with the financial covenants is dependent on the Company achieving the forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable, however, the forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers.

During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As at December 31, 2002, we had borrowed $82.6 million under this facility.

In connection with the December 31, 2002 amendment, the lenders returned to the Company for cancellation the existing warrants they held, and the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, (b) 1.0% of the total outstanding shares on December 31, 2002, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003, (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. If all amounts outstanding under the credit agreement are repaid in full on or before December 31, 2003, all warrants referred to in (b) through (e) above and received by the lenders shall be returned to the Company and cancelled. The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

In connection with the December 31, 2002 amendment, we paid approximately $1.7 million in amendment fees. The amendment fees and the fair value of the warrants to be issued in connection with the December 31, 2002 amendment have been accounted for as deferred financing fees included in other assets in the financial statements.

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

As at December 31, 2002, contractual repayments due within each of the next five years are as follows:

(in millions)

Contractual obligations	2003	2004	2005	2006	2007 and thereafter	Total
Long-term debt	$17.5	$65.1	$—	$—	$—	$82.6
Capital lease obligations	0.3	0.2	—	—	—	0.5
Operating lease obligations	17.6	12.7	4.1	3.8	11.6	49.8

Total contractual cash obligations	$35.4	$78.0	$4.1	$3.8	$11.6	$132.9

Recently Issued Accounting Standards

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 recognizes the liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Currently, a commitment to an exit or disposal plan is sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company expects the adoption of this standard will not have a material impact on its existing restructuring plans as these plans were initiated under an exit plan that met the criteria of EITF 94-3.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 are effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has adopted the disclosure requirements in its 2002 consolidated financial statements (refer to Note 13 to our consolidated financial statements). The Company has not determined the impact of the measurement requirements of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The consolidation provisions of FIN 46 are effective for all newly created variable interest entities created after January 31, 2003, and are applicable to exiting variable interest entities as of the Company’s third quarter beginning July 1, 2003. The Company does not have an interest in any variable interest entities and, therefore, does not expect FIN 46 to have any impact.

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

Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Company considers factors including the length of time the receivables have been outstanding, customer and industry concentrations, current business environment and historical experience. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts.

Inventory Valuation

Inventories are valued on a first-in, first-out basis at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based on customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required.

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

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset groupings) to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Effective January 1, 2002, the Company adopted the new accounting standard issued in 2001, which is summarized in note 2(q(ii)), changes in accounting policies. The adoption of this new accounting standard did not affect the Company’s financial statements as at the date of adoption.

Income Tax Valuation Allowance

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

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during 2002. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our largest three customers in 2002 were IBM, Dell and Alcatel which represented approximately 21.6%, 15.4% and 12.2%, respectively, of our total revenue in 2002. Our top ten largest customers (including IBM, Dell and Alcatel) collectively represented approximately 78.6% of our total revenue in 2002. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. Nevertheless, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark and Plexus. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some may have substantially greater manufacturing, financial research and development and marketing resources and lower cost structures than we do. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Historically, our calendar fourth quarter revenue has been highest and our calendar first quarter revenue has been lowest. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	variations in the timing of shipments of products to customers;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	effectiveness in managing our manufacturing processes and inventory levels;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor; and

•	the timing of, and the price we pay for, acquisitions and related integration costs.

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and sometimes delivery schedules have been deferred as a result of changes in a customer’s business needs. Any material delay, cancellation or reduction of orders from our largest customers could cause our revenue to decline significantly. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity.

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

A substantial portion of our revenue is derived from “turnkey” manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have a material adverse effect on our business, financial condition and results of operations. We are required to forecast our future inventory needs based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

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

Since 1995, we have completed seven acquisitions. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies; diversion of management’s attention and disruption of operations; increased expenses and working capital requirements; entering markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. We have also determined to close our interconnect facility in Donegal, Ireland and our site in Austin, Texas. We expect to cease operations at those sites during the first and second quarters of 2003. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. In addition, our ability to successfully implement our business plan depends in part on our ability to retain key management and existing employees. There can be no assurance that we will be able to retain our executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely effect our ability to meet customers’ delivery schedules.

Risks particular to our international operations could adversely affect our overall results.

Revenue generated outside of the United States and Canada was approximately 14.6% in 2002. International operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;

•	longer payment cycles and greater difficulty in collecting amounts receivable;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	increases in duties and taxation;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	trade restrictions; and

•	dependence on key customers.

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

At December 31, 2002, we had $82.6 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions;

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

•	We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

•

We may fail to comply with the covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. During the fourth quarter of 2002, we were in violation of certain covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants through June 2004 consistent with our current revenues and our forecast. However, there can be no assurance that we will maintain compliance with the covenants under our credit agreement.

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

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, incur cash restructuring costs, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. During the fourth quarter of 2002, we were in violation of certain covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants through June 2004 consistent with our current revenues and our forecast for 2003. As a result of our non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility.

Institutional investors and certain members of management have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

Certain of our institutional investors have representatives on our board of directors, including investment funds affiliated with Bain Capital, LLC and investment funds affiliated with Celerity Partners. Further, certain members of our management, who are also stockholders of SMTC, serve on our board. By virtue of such stock ownership and board representation, certain of our institutional investors and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Item 7A:    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the year ended December 31, 2002 was 7.2%. Our debt of $82.6 million bore interest at 6.8% on December 31, 2002 based on the U.S. base rate. If the U.S. base rate increased by 10%, our interest rate would have risen to 7.2% and our interest expense would have increased by approximately $0.4 million for fiscal year 2002.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

Item 8:    Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-41.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10:    Directors and Executive Officers of the Registrant

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for use in connection with the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11:    Executive Compensation

The information required by this Item is included under the caption “Executive Compensation and Related Information” in the Proxy Statement and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item concerning security ownership of certain beneficial owners and management is included under the caption “Securities Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

The Company maintains the Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan (the “1998 Plan”), which was approved by the Board of Directors and the stockholders of the Company as of September 30, 1999 and which amended and restated the plan as initially adopted by the Board of Directors and the stockholders of the Company as of July 30, 1999. The Company also maintains the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000.

The following table gives information about awards under the 1998 Plan and the 2000 Plan as of December 31, 2002 and a grant of warrants to our lenders on December 31, 2002:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,855,092		$7.58		623,369	(1),(2),(3)
Equity compensation plans not approved by shareholders	1,509,988	(4)	$0.89	(4)	(5)
Total	3,365,080		$4.58		623,369

Notes:

(1)	Pursuant to the terms of the 2000 Plan, the Board may increase the size of the pool of shares of common stock available for the grant of awards under the 2000 Plan as of the first day of each fiscal year of the Company during the life of the 2000 Plan by an additional number of shares less than or equal to 1% of the number of shares of the Company’s common stock outstanding on such date. The Board did opt to so increase the size of the pool of common stock by 230,567 shares of common stock for fiscal year 2001 and 231,965 shares of common stock for fiscal year 2002.
(2)	SMTC Manufacturing Corporation of Canada, a subsidiary of the Company, may also issue up to a maximum of 1,000,000 of its exchangeable shares pursuant to the 2000 Plan.
(3)	Includes 48,140 shares of Class A-1 common stock and 144 shares of Class L common stock available for issuance under the 1998 Plan; however, the Company’s charter no longer provides for such classes of shares, and no further awards will be made under the 1998 Plan.
(4)	Represents warrants to purchase common stock of the Company issued to the Company’s lenders on December 31, 2002, as described more fully below.
(5)	Future issuances depend on whether the Company meets certain EBITDA targets and are not quantifiable at this time, as described more fully below.

Issuance of Warrants to the Company’s Lenders

In connection with the December 31, 2002 amendment to the Company’s credit facility, the Company’s lenders returned to the Company for cancellation warrants previously issued to them, and the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, which equaled 1,207,990 shares, (b) 1.0% of the total outstanding shares on December 31, 2002, which equaled 301,998 shares, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003, (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. If all amounts outstanding under the credit agreement are repaid in full on or before December 31, 2003, all warrants referred to in (b) through (e) above and received by the lenders shall be returned to the Company and cancelled. The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

Item 13:    Certain Relationships and Related Transactions

The information required by this Item is included under the caption “Directors and Executive Officers—Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14:    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of filing this annual report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer.

PART IV

Item 15:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements.

The financial statements filed as part of this Report are listed and indexed at page F-1.

(a) (2)  Financial Statement Schedule.

The following financial statement schedule is filed as part of this current report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company’s consolidated financial statements set forth in this Annual Report on Form 10-K and the notes thereto.

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended December 31,
	2000	2001	2002
Balance, beginning of year	$(514)	$(2,368)	$(7,258)
Recovery (charge) to expense	(2,003)	(8,218)	61
Written off	169	3,328	5,100
Added through acquisition	(20)	—	—

Balance, end of year	$(2,368)	$(7,258)	$(2,097)

(a) (3)  Exhibits.

Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated herein by reference to (i) the Company’s Registration Statement on Form S-1 originally filed on March 24, 2000 (File No. 333-33208), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Accompanying this Annual Report on Form 10-K are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999.(4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000.(9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation).(3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.).(8)

3.1	Amended and Restated Certificate of Incorporation.(7)

3.2	Amended and Restated By-Laws.(7)

3.3	Certificate of Designation.(7)

4.1.1	Stockholders Agreement dated as of July 27, 2000.(6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000.(9)

4.2	Form of certificate representing shares of common stock.(3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada.(7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company.(7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company.(7)

10.1.1	Credit and Guarantee Agreement dated as of July 28, 1999.(4)

10.1.2	First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999.(5)

10.1.3	Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999.(5)

Exhibit #	Description
10.1.4	Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000.(4)

10.1.5	Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000.(7)

10.1.6	Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000.(7)

10.1.7	First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and Guarantee Agreement.(9)

10.1.8	Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and Guarantee Agreement.(9)

10.1.9	Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee Agreement.(9)

10.1.10	Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated Credit and Guarantee Agreement.(12)

10.1.11	First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and Collateral Agreement.(12)

10.1.12	Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated Credit and Guarantee Agreement.(12)

10.1.13	Sixth Amendment and Third Waiver dated as of April 9, 2002 to the Amended and Restated Credit and Guarantee Agreement.(13)

10.1.14	Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement.(14)

10.1.15	Eighth Amendment and Fifth Waiver dated as of December 31, 2002 to the Amended and Restated Credit and Guarantee Agreement.

10.2	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan.(1)

10.3	SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan.(7)

10.4.1	Real Property Lease dated as of September 1, 1993 between Ogden Atlantic Design Co., Inc. and Garrett and Garrett.(5)

10.4.2	Lease Renewal Agreement dated as of September 1, 1996 between Atlantic Design Co., Inc. and Garrett and Garrett.(5)

10.4.3	Assignment of Lease dated as of September 16, 1997 between Ogden Atlantic Design Co., Inc. and The SMT Centre S.E. Inc.(5)

10.5	Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F. Wood, Inc.(4)

10.6	Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited.(5)

10.7	Real Property Sublease Agreement dated March 29, 1996 between Radian International, LLC and The SMT Centre of Texas Inc.(5)

10.8	Real Property Lease, Work Letter Agreement and Lease Addendum between Edwin A. Helwig and Barbara G. Helwig and The SMT Centre Inc.(5)

10.9	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. and The Surface Mount Technology Centre Inc.(5)

10.10	Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc.(5)

10.11.1	Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors LLC and Hi-Tech Manufacturing, Inc.(2)

Exhibit #	Description
10.11.2	First Amendment to Lease.(2)

10.11.3	Second Amendment to Lease.(2)

10.12	Derrick D’Andrade Employment Agreement dated July 30, 1999.(1)*

10.13	Edward Johnson Employment Agreement dated May 18, 2000.(5)*

10.14	Gary Walker Employment Agreement dated July 30, 1999.(1)*

10.15	Paul Walker Employment Agreement dated July 30, 1999.(1)*

10.16	Philip Woodard Employment Agreement dated July 30, 1999.(1)*

10.17	Stanley Plzak Employment Agreement dated as of July 27, 2000.(9)*

10.18	Lease Agreement dated as of June 1, 2000 between SMTC Manufacturing Corporation of North Carolina and Garrett and Garrett.(7)

10.19	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC.(7)

10.20	Class N Common Stock Redemption Agreement dated July 26, 2000.(9)

10.21.1	Management Agreement dated July 30, 1999.(1)

10.21.2	Termination Agreement dated as of July 27, 2000.(9)

10.22	Share Purchase Agreement dated July 26, 2000 for the purchase of Gary Walker’s Class Y shares.(9)

10.23	Funding Agreement dated July 26, 2000.(9)

10.24	Promissory Note dated July 26, 2000.(9)

10.25	Pledge Agreement dated July 26, 2000 with respect to shares of common stock of SMTC owned by Gary Walker.(9)

10.26	Class N Common Stock Redemption Agreement dated July 26, 2000.(9)

10.27.1	Real Estate Sale Agreement between Flextronics International USA, Inc., as Seller, and SMTC Manufacturing Corporation of Texas, as Purchaser, dated February 23, 2001.(9)

10.27.2	First Amendment to Sale Agreement.(10)

10.28	Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta.(10)

10.29.1	Lease Agreement between Flextronics International USA, Inc. and SMTC Manufacturing Corporation of Texas.(11)

10.29.2	First Amendment to Lease.(10)

10.30	Employment offer letter from SMTC to Frank Burke dated July 26, 2001.(11)*

10.31	Pledge Agreement dated April 16, 2001 between the Company and Stanley Plzak.(12)

10.32	Secured Promissory Note dated April 16, 2001 from Stanley Plzak to the Company.(12)

10.33	Pledge Agreement dated April 16, 2001 between the Company and Richard V. Baxter, Jr.(12)

10.34	Secured Promissory Note dated April 16, 2001 from Richard V. Baxter, Jr. to the Company.(12)

10.35	Pledge Agreement dated April 16, 2001 between the Company and William M. Moeller.(12)

10.36	Secured Promissory Note dated April 16, 2001 from William M. Moeller to the Company.(12)

10.37	Pledge Agreement dated April 16, 2001 between the Company and Bruce D. Backer.(12)

10.38	Secured Promissory Note dated April 16, 2001 from Bruce D. Backer to the Company.(12)

10.39	Pledge Agreement dated April 16, 2001 between the Company and David E. Steel.(12)

10.40	Secured Promissory Note dated April 16, 2001 from David E. Steel to the Company.(12)

Exhibit #	Description
10.41	Registration Rights Agreement dated February 8, 2002 between the Company and Lehman Commercial Paper Inc.(12)

10.42.1	Warrant Agreement dated as of February 8, 2002 between the Company and Mellon Investor Services LLC.(12)

10.42.2	Amendment No. 1 dated as of April 30, 2002 to Warrant Agreement between the Company and Mellon Investor Services LLC.(14)

10.43	Registration Rights Agreement dated as of December 31, 2002 between the Company and Lehman Commercial Paper Inc.

10.44	Warrant Agreement dated as of December 31, 2002 between the Company and Mellon Investor Services LLC.

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, Independent Auditors

99.1	Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2003.

99.2	Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2003.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarterly period ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Report on Form 10-K for the yearly period ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarterly period ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 19, 2001 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the yearly period ended December 31, 2001 filed on March 29, 2002 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 on Form S-3 filed on April 23, 2002 (File No. 333-33208) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

(b)  Reports on Form 8-K.

A current report on Form 8-K was filed by the Company on November 13, 2002 under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ PAUL WALKER
Paul Walker President and Chief Executive Officer

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAUL WALKER Paul Walker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ FRANK BURKE Frank Burke	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

Stephen Adamson	Director	March 27, 2003

/s/ MARK BENHAM Mark Benham	Director	March 27, 2003

/s/ WILLIAM BROCK William Brock	Director	March 27, 2003

John Caldwell	Director	March 27, 2003

Thomas Cowan	Director	March 27, 2003

/s/ MICHAEL GRIFFITHS Michael Griffiths	Director	March 27, 2003

/s/ BLAIR HENDRIX Blair Hendrix	Director	March 27, 2003

Ian Loring	Director	March 27, 2003

/s/ STANLEY PLZAK Stanley Plzak	Executive Vice President, Solutions Operations and Director	March 27, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Walker, certify that:

1.  I have reviewed this annual report on Form 10-K of SMTC Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Paul Walker

Paul Walker

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Burke, certify that:

1.  I have reviewed this annual report on Form 10-K of SMTC Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Frank Burke

Frank Burke

Chief Financial Officer

SMTC CORPORATION

AUDITORS’ REPORT

To the Board of Directors and Shareholders of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as at December 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with United States of America generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2(q) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and SFAS No. 145 on January 1, 2002.

/s/    KPMG LLP

Chartered Accountants

Toronto, Canada

February 7, 2003

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

December 31, 2001 and 2002

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$12,103	$370
Accounts receivable (note 3)	81,374	57,398
Inventories (note 4)	80,900	38,362
Prepaid expenses	4,782	2,611
Income taxes recoverable	997	841
Deferred income taxes (note 8)	632	—

	180,788	99,582

Capital assets (note 5)	60,416	43,677
Goodwill (note 2(q)(i))	55,560	—
Other assets (note 6)	11,538	13,378
Deferred income taxes (note 8)	33,118	34,325

	$341,420	$190,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,675	$56,165
Accrued liabilities	20,088	33,814
Current portion of long-term debt (note 7)	12,500	17,500
Current portion of capital lease obligations (note 7)	198	257

	105,461	107,736

Long-term debt (note 7)	110,297	65,089
Capital lease obligations (note 7)	406	176
Deferred income taxes (note 8)	595	—

Shareholders’ equity:
Capital stock (note 9)	68,496	66,802
Warrants (note 9)	—	1,255
Loans receivable (note 9)	(13)	(5)
Additional paid-in capital (note 9)	161,666	163,360
Deficit	(105,488)	(213,451)

	124,661	17,961
Commitments, contingencies and guarantees (note 13) United States and Canadian accounting policy differences (note 19)

	$341,420	$190,962

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Revenue	$766,001	$599,347	$569,484
Cost of sales, including restructuring and other charges (note 17)	696,583	625,275	545,386

Gross profit (loss)	69,418	(25,928)	24,098
Selling, general and administrative expenses (note 17)	33,574	42,873	25,715
Amortization (note 17)	6,229	9,518	2,538
Restructuring charges, including the write-down of intangible assets (note 17)	—	41,843	30,505

Operating earnings (loss)	29,615	(120,162)	(34,660)
Interest (note 7)	13,837	9,330	8,300
Debt extinguishment cost (note 2(q)(iii))	4,318	—	—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	11,460	(129,492)	(42,960)
Income taxes (recovery) (note 8):
Current	6,314	1,942	416
Deferred	(607)	(30,973)	(1,170)

	5,707	(29,031)	(754)

Earnings (loss) from continuing operations	5,753	(100,461)	(42,206)
Loss from discontinued operations (note 18)	(2,115)	(4,350)	(10,197)
Cumulative effect of a change in accounting policy (note 2(q)(i))	—	—	(55,560)

Net earnings (loss)	$3,638	$(104,811)	$(107,963)

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Earnings (loss) per common share (note 16):

Earnings (loss) from continuing operations	$5,753	$(100,461)	$(42,206)
Class L preferred entitlement	(3,164)	—	—

Earnings (loss) from continuing operations attributable to common shareholders	2,589	(100,461)	(42,206)
Loss from discontinued operations	(2,115)	(4,350)	(10,197)
Cumulative effect of a change in accounting policy	—	—	(55,560)

Earnings (loss) attributable to common shareholders	$474	$(104,811)	(107,963)

Earnings (loss) per common share from continuing operations	$0.20	$(3.51)	(1.47)
Loss from discontinued operations per common share	(0.16)	(0.15)	(0.36)
Cumulative effect of a change in accounting policy per common share	—	—	(1.93)

Basic earnings (loss) per common share	$0.04	$(3.66)	$(3.76)

Diluted earnings (loss) per common share	$0.03	$(3.66)	$(3.76)

Weighted average number of common shares outstanding:
Basic	13,212,076	28,608,072	28,689,779
Diluted	13,736,616	28,608,072	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2000, 2001 and 2002

	Capital stock	Warrants	Treasury stock	Loans receivable	Additional paid-in capital	Deficit	Total shareholders’ equity
	(note 9)
Balance, January 1, 2000	$3	$367	$—	$(60)	$11,804	$(4,315)	$7,799
Warrants issued	—	3,598	—	—	—	—	3,598
Warrants exercised	4	(3,598)	—	—	3,594	—	—
Share reorganization	116	—	—	—	(116)	—	—
Shares issued on completion of initial public offering, net of costs of $20,706	64,976	—	—	—	116,718	—	181,694
Shares issued on acquisition of Pensar Corporation	12	—	—	—	19,007	—	19,019
Options exercised	—	—	—	—	160	—	160
Shares issued on acquisition of Qualtron Teoranta	12,545	—	—	—	—	—	12,545
Conversion of shares from exchangeable to common stock	(229)	—	—	—	229	—	—
Repayment of loans receivable	—	—	—	33	—	—	33
Net earnings	—	—	—	—	—	3,638	3,638

Balance, December 31, 2000	77,427	367	—	(27)	151,396	(677)	228,486
Warrants to be issued	—	—	—	—	659	—	659
Warrants exercised	4	(367)	—	—	363	—	—
Options exercised	—	—	—	—	313	—	313
Conversion of shares from exchangeable to common stock	(8,935)	—	—	—	8,935	—	—
Repayment of loans receivable	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(104,811)	(104,811)

Balance, December 31, 2001	68,496	—	—	(13)	161,666	(105,488)	124,661
Warrants issued	—	1,255	—	—	—	—	1,255
Conversion of shares from exchangeable to common stock	(1,694)	—	—	—	1,694	—	—
Repayment of loans receivable	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(107,963)	(107,963)

Balance, December 31, 2002	$66,802	$1,255	$—	$(5)	$163,360	$(213,451)	$17,961

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2000, 2001 and 2002

	2000	2001	2002
Cash provided by (used in):

Operations:
Net earnings (loss)	$3,638	$(104,811)	$(107,963)
Items not involving cash:
Amortization	6,229	9,518	2,538
Depreciation	9,595	12,102	11,629
Deferred income taxes	(71)	(30,973)	(1,170)
Loss (gain) on disposition of capital assets	(60)	30	(5)
Loss on early extinguishment of debt	2,461	—	—
Impairment of assets	—	6,474	8,876
Write-down of goodwill and intangible assets	—	17,765	55,560
Change in non-cash operating working capital:
Accounts receivable	(110,131)	113,375	23,976
Inventories	(118,455)	110,921	42,538
Prepaid expenses and other	(1,316)	(468)	1,575
Accounts payable and accrued liabilities	103,200	(105,603)	(2,784)

	(104,910)	28,330	34,770
Financing:
Increase in long-term debt	—	14,492	—
Repayment of long-term debt	(19,717)	(7,500)	(40,208)
Principal payments on capital lease obligations	(1,427)	(354)	(171)
Loans to shareholders	—	(5,236)	—
Proceeds from warrants	2,500	—	—
Issuance of subordinated notes	5,000	—	—
Repayment of subordinated notes	(5,000)	—	—
Issuance of demand notes	9,925	—	—
Repayment of demand notes	(9,925)	—	—
Proceeds from issuance of common stock	202,560	313	—
Stock issuance costs	(23,400)	—	—
Repayment of loans receivable	33	14	8
Debt issuance costs	(1,450)	(1,500)	(3,731)

	159,099	229	(44,102)
Investments:
Acquisitions, net of cash acquired (2000 – $4,672)	(27,683)	—	—
Purchases of capital assets	(25,676)	(19,119)	(2,788)
Proceeds from sale of capital assets	278	89	137
Purchase of other assets	(493)	—	—
Other	—	(124)	250

	(53,574)	(19,154)	(2,401)

Increase (decrease) in cash and cash equivalents	615	9,405	(11,733)
Cash and cash equivalents, beginning of year	2,083	2,698	12,103

Cash and cash equivalents, end of year	$2,698	$12,103	$370

Supplemental cash flow information (note 12)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

1.    Nature of the business:

SMTC Corporation and its subsidiaries (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through eight manufacturing and technology centres located in the United States, Canada, Europe and Mexico.

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States and, except as outlined in note 19, are, in all material respects, in accordance with accounting principles generally accepted in Canada.

2.    Significant accounting policies:

(a)    Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

(b)    Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals, the useful lives and valuation of intangible assets and the fair value of reporting units for purposes of goodwill impairment tests. Actual results may differ from those estimates and assumptions.

(c)    Revenue recognition:

Revenue from the sale of products and excess inventory is recognized when goods are shipped to customers. Revenue from the provision of services is recognized when services are provided. The earnings process is complete upon shipment of products and provision of services. The Company assumes no significant obligations after product shipment.

(d)    Cash and cash equivalents:

Cash and cash equivalents include cash on hand and deposits with banks with original maturities of less than three months.

(e)    Allowance for doubtful accounts:

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Company considers factors including the length of time the receivables have been outstanding, customer and industry concentrations, current business environment and historical experience.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

(f)    Inventories:

Inventories are valued on a first-in, first-out basis at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated market value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell back inventory to customers or suppliers. If these assumptions change, additional write-downs may be required.

(g)    Capital assets:

Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Buildings	20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over term of lease

(h)    Goodwill:

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. See note 2(q), changes in accounting policies.

(i)    Other assets:

Costs incurred relating to the issuance of debt are deferred and amortized over the term of the related debt. Amortization of debt issuance costs is included in amortization expense in the consolidated statements of operations. Deferred lease costs are amortized over the term of the lease.

(j)    Income taxes:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs.

(k)    Stock-based compensation:

The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) as amended by Statement 148.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

The table below sets out the pro forma amounts of net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	2000	2001	2002
Net earnings (loss) attributable to common shareholders, as reported	$474	$(104,811)	$(107,963)
Stock-based compensation expense	(1,382)	(3,101)	(1,145)

Pro forma loss	(908)	(107,912)	(109,108)

Basic earnings (loss) per share, as reported	$0.04	$(3.66)	$(3.76)
Stock-based compensation expense	(0.11)	(0.11)	(0.04)

Pro forma basic loss per share	(0.07)	(3.77)	(3.80)

Diluted earnings (loss) per share, as reported	$0.03	$(3.66)	$(3.76)
Stock-based compensation income (expense)	0.10	(0.11)	(0.04)

Pro forma diluted loss per share	(0.07)	(3.77)	(3.80)

No compensation expense has been recorded in the statement of operations for the years ended December 31, 2000, 2001 and 2002.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	2000	2001	2002
Risk-free interest rate	5.2%	4.9%	5.0%
Dividend yield	—	—	—
Expected life	4	4	4
Volatility	79.0%	147.0%	120.0%

(l)    Earnings (loss) per share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options, and warrants issued pursuant to the amended credit agreement (note 7), for which the potential dilutive effect is computed using the treasury stock method.

(m)    Foreign currency translation:

The functional currency of all foreign subsidiaries is U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

Non-monetary assets and liabilities denominated in foreign currencies are translated at historic rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations.

(n)    Financial instruments and hedging:

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”). Statement 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Statement 133 requires all derivatives to be recognized either as assets or liabilities and measured at fair value. The Company implemented Statement 133 for its first quarter ended March 31, 2001 and marked to market its interest rate swaps. The initial adjustment was not material.

In 2000, the Company entered into interest rate swap contracts to hedge its exposure to changes in interest rates on its long-term debt. The swaps expired on September 22, 2001. The contracts had the effect of converting the floating rate of interest on $65,000 of the senior credit facility to a fixed rate. Prior to 2001, net receipts, payments and accruals under the swap contracts were recorded as adjustments to interest expense. During 2001, the swap contracts were marked to market and the corresponding amounts recorded in the statements of operations, as the Company did not qualify for hedge accounting under Statement 133.

In 2000, one of the Company’s subsidiaries entered into forward foreign currency contracts to hedge foreign currency exposures on future anticipated sales. These contracts matured at various dates through July 31, 2001. As the contracts did not meet the criteria for hedge accounting, the Company recorded those contracts on the balance sheets at their fair values and any corresponding unrealized gains or losses were recognized in the statements of operations.

There were no derivative financial instruments outstanding at December 31, 2001 and 2002.

(o)    Impairment of long-lived assets:

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset groupings) to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Effective January 1, 2002, the Company adopted the new accounting standard issued in 2001, which is summarized in note 2(q(ii)), changes in accounting policies. The adoption of this new accounting standard did not affect the Company’s financial statements as at the date of adoption.

(p)    Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2002, comprehensive income was equal to net earnings (loss).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

(q)    Changes in accounting policies:

(i)	In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company identified its reporting units to be consistent with its business units, as defined in note 14, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other U.S. facilities and as a result, is a separate reporting unit. In connection with the implementation of the new accounting standards, the Company completed the transitional goodwill impairment test, resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, U.S. and Boston reporting units of $15,482, $26,698 and $13,380, respectively. The fair value of each reporting unit was determined using a discounted cash flow method. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s statements of operations as at January 1, 2002.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

Effective January 1, 2002, the Company had unamortized goodwill of $55,560, which is no longer being amortized and has been written off effective January 1, 2002 as a cumulative effect of a change in accounting policy. This change in accounting policy to not amortize goodwill has not been applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change is as follows:

	2000	2001	2002
Net earnings (loss) attributable to common shareholders	$474	$(104,811)	$(107,963)
Add back goodwill amortization, net of tax	4,201	6,772	—

Net earnings (loss) before goodwill amortization	$4,675	$(98,039)	$(107,963)

Basic earnings (loss) per common share:
Net earnings (loss) per common share, as reported	$0.04	$(3.66)	$(3.76)
Amortization of goodwill	0.31	0.23	—

Basic earnings (loss) per share before goodwill amortization	$0.35	$(3.43)	$(3.76)

Diluted earnings (loss) per common share:
Net earnings (loss)	$0.03	$(3.66)	$(3.76)
Amortization of goodwill	0.31	0.23	—

Diluted earnings (loss) per share before goodwill amortization	$0.34	$(3.43)	$(3.76)

Amortization expense related to goodwill for the years ended December 31, 2000, 2001 and 2002 was $5,289, $8,448 and nil, respectively.

During 2001, the Company wrote off the remaining balance of unamortized goodwill related to the Qualtron Teoranta acquisition (note 17).

(ii)	In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted Statement 144 for the quarter ended March 31, 2002 and presented the closure of its Cork facility and the related charges as discontinued operations.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

(iii)	In April 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement 145”), which provides for the recission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. In addition, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item. The provisions of this Statement related to the recission of Statement 4 on debt extinguishments are effective for fiscal 2003, with early application encouraged; the provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002 with early application encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted the provisions of Statement 145 in fiscal 2002 with no material effect as a result of this Statement, except for the reclassification of prior period extraordinary items relating to debt extinguishments to ordinary income. In fiscal year 2000, $2,678, net of tax, was booked as an extraordinary loss related to early extinguishment of debt. This was reclassified to debt extinguishment costs of $4,318 and current income tax recovery of $1,640.

(r)    Recently issued accounting pronouncements:

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and the Company expects no material effect as a result of this Statement.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nulifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 recognizes the liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Currently, a commitment to an exit or disposal plan is sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company expects the adoption of this standard will not have a material impact on its existing restructuring plans as these plans were initiated under an exit plan that met the criteria of EITF 94-3.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 are effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has adopted the disclosure requirements in its 2002 consolidated financial statements (note 13). The Company has not determined the impact of the measurement requirements of FIN 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The consolidation provisions of FIN 46 are effective for all newly created variable interest entities created after January 31, 2003, and are applicable to exiting variable interest entities as

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

2.    Significant accounting policies  (continued):

of the Company’s third quarter beginning July 1, 2003. The Company does not have an interest in any variable interest entities and, therefore, does not expect FIN 46 to have any impact.

3.    Accounts receivable:

Accounts receivable at December 31, 2001 and 2002 are net of an allowance for doubtful accounts of $7,258 in 2001 and $2,097 in 2002. The Company determines an allowance for doubtful accounts for estimated credit losses based on the financial condition of its customers, concentrations of credit risk and industry conditions.

4.    Inventories:

	2001	2002
Raw materials	$38,289	$15,665
Work in progress	24,984	9,712
Finished goods	16,230	12,093
Other	1,397	892

	$80,900	$38,362

5.    Capital assets:

2001	Cost	Accumulated depreciation	Net book value
Land	$3,134	$—	$3,134
Buildings	12,834	735	12,099
Machinery and equipment	33,350	10,586	22,764
Office furniture and equipment	4,673	1,526	3,147
Computer hardware and software	9,839	5,099	4,740
Leasehold improvements	17,800	3,268	14,532

	$81,630	$21,214	$60,416

2002	Cost	Accumulated depreciation	Net book value
Land	$2,223	$—	$2,223
Buildings	12,862	1,247	11,615
Machinery and equipment	25,986	10,539	15,447
Office furniture and equipment	3,359	1,647	1,712
Computer hardware and software	9,450	6,735	2,715
Leasehold improvements	13,454	3,489	9,965

	$67,334	$23,657	$43,677

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

5.    Capital assets  (continued):

Property and equipment under capital leases included in capital assets at December 31, 2001 and 2002 was $1,583 and $1,583, respectively, and accumulated depreciation of equipment under capital leases at December 31, 2001 and 2002 was $802 and $989, respectively.

Included in the total depreciation expense for the years ended December 31, 2000, 2001 and 2002 of $9,595, $12,102 and $11,629 is $273, $211 and $187, respectively, relating to the depreciation of equipment under capital leases.

6.    Other assets:

	2001	2002
Deferred financing costs, net of accumulated amortization (2001 – $1,571; 2002 – $3,752)	$3,152	$5,957
Restricted cash and cash held in escrow	2,402	2,152
Deferred lease costs, net of accumulated amortization (2001 – $394; 2002 – $751)	715	—
Loans to shareholders	5,236	5,236
Other	33	33

	$11,538	$13,378

Loans to shareholders:

Pursuant to an agreement in connection with the share reorganization, as described in note 9(b), the Company agreed to lend, on an interest-free basis, $690 to a certain shareholder to fund the tax liability incurred as a result of the reorganization. The loan is secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholder, and will be repayable on a pro rata basis at such time and to the extent that the shareholder receives after-tax cash proceeds in respect of such shares.

Pursuant to an agreement in connection with the acquisition of Pensar Corporation on July 27, 2000, the Company requested that the former shareholders of Pensar Corporation file an election, allowing the Company to deduct for income tax purposes the goodwill related to the acquisition. In conjunction with this agreement, the Company lent, on an interest-free basis, $4,546 to the former shareholders of Pensar Corporation to fund the tax liability incurred as a result of the election. The loans are secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholders, and will be repayable on a pro rata basis at such time and to the extent that the shareholders receive cash proceeds in respect of such shares, with the balance due on July 27, 2004.

7.    Long-term debt and capital leases:

	2001	2002
Revolving credit facilities	$82,797	$55,089
Term loans	40,000	27,500

	122,797	82,589
Less current portion	12,500	17,500

	$110,297	$65,089

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

7.    Long-term debt and capital leases  (continued):

(a)	For the period from January 1, 1999 to July 26, 2000:

Concurrent with the business combination of HTM Holdings, Inc. and SMTC Corporation, the Company and certain of its subsidiaries entered into a senior credit facility that provided for $85,000 in term loans, $10,000 in subordinated debt and $60,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility was secured by all assets and required the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities were to terminate in July 2004. The term loans were to mature in quarterly instalments from September 2000 to June 2004 for $35,000 of the term loans and from September 2000 to December 2005 for $50,000 of the term loans. Term loans totalling $35,000 were repaid from proceeds of the initial public offering. The $10,000 subordinated debt was to be payable in one instalment on September 30, 2006 and was repaid from proceeds of the initial public offering.

The revolving credit loans and term loans bore interest at varying rates based on either the Eurodollar base rate plus 2.25% to 3.50%, the U.S. base rate plus 0.50% to 1.75% or the Canadian prime rate plus 0.50% to 1.75%.

The subordinated debt bore interest at the Eurodollar base rate plus 4.75% or the U.S. base rate plus 3.00%.

In May 2000, the Company’s lenders increased the revolving credit facility from $60,000 to $67,500. The Company issued senior subordinated notes to certain shareholders for proceeds of $5,000. The notes bore interest at 15% per annum. The notes were repaid from proceeds of the initial public offering.

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

The Company entered into interest rate swaps to exchange the 90-day floating LIBOR rates on $65,000 of borrowings for a two-year fixed interest rate of 6.16% (before credit spread) per annum (note 10(a)).

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

7.    Long-term debt and capital leases  (continued):

The revolving credit loans and term loans bore interest at varying rates based on either the Eurodollar base rate plus 2.00% to 3.00%, the U.S. base rate plus 0.25% to 1.25% or the Canadian prime rate plus 0.25% to 1.25%.

The Company is required to pay the lenders a commitment fee of 0.5% of the average unused portion of the revolving credit facility.

(c)	For the period from November 19, 2001 to December 31, 2002:

The Company incurred operating losses during 2001, which resulted in its non-compliance with certain financial covenants contained in its current credit agreement as at September 30, 2001. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The final amended agreement was signed on February 11, 2002 (“February 2002 amendment”) and was consistent with the terms and conditions in the term sheet. The February 2002 amendment amended financial and other covenants, based on the Company’s business plan at that time, and covered the period up to December 31, 2002. Effective January 1, 2003, the Company would revert back to the original credit agreement. During this period, the facility bore interest at the U.S. base rate plus 2.5%. In connection with the February 2002 amendment, the Company was committed to issue to the lenders warrants to purchase common stock of the Company (note 9(d)).

Prior to taking steps to place the subsidiary that operates the Cork facility in voluntary liquidation (note 18), the Company and its lending group executed an amendment to the credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure.

The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company’s permitted loan balances to correspond to its higher working capital needs.

During the fourth quarter of 2002, the Company was in violation of certain covenants contained in the credit agreement. The violation was waived and effective December 31, 2002, the Company and its lending group signed a further amendment (“December 2002 amendment”) to the credit agreement that provides for $27,500 in term loans and $90,000 in revolving credit loans, swing-line loans and letters of credit and amends certain financial and other covenants based on the Company’s business plan. In connection with the December 2002 amendment, the Company is committed to issue to the lenders warrants to purchase common stock of the Company in exchange for the warrants issued pursuant to the February 2002 amendment (note 9(d)).

The Company is in compliance with the amended financial covenants at December 31, 2002. Continued compliance with the amended financial covenants through June 30, 2004 is dependant on the Company achieving the forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependant on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

7.    Long-term debt and capital leases  (continued):

compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

The Company recorded at December 31, 2001, amendment fees related to the February 2002 amendment of $1,500, comprised of $700, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at December 31, 2001 and February 11, 2002, and other amendment-related fees of $800. The Company paid amendment fees, related to the Cork amendment, of $140 comprised of 0.1% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at March 11, 2002, and paid amendment fees related to the April 2002 amendment of $77. The Company also paid amendment fees related to the December 2002 amendment of $3,514, comprised of $588, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $117,500 at December 31, 2002 and other amendment-related fees of $2,926, and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued (note 9(d)) in connection with amending the agreement have been accounted for as deferred financing fees and will be deferred and amortized over the remaining term of the facility.

Commitment fees of $60 and $109 were incurred in 2001 and 2002, respectively. The weighted average interest rates on the borrowings was 7.7% and 7.2% in 2001 and 2002, respectively.

As at December 31, 2002, principal repayments of the term loans due within each of the next two years are as follows:

2003	$17,500
2004	10,000

$27,500

(d)	Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at December 31, 2002:

2003	$276
2004	152
2005	36

Total minimum lease payments	464
Less amount representing interest of 8% to 11%	31

433
Less current portion	257

$176

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

7.    Long-term debt and capital leases  (continued):

(e)	Interest expense:

	2000	2001	2002
Long-term debt	$13,765	$9,227	$8,259
Obligations under capital leases	72	103	41

	$13,837	$9,330	$8,300

8.    Income taxes:

	2000	2001	2002
Current:
Federal	$1,808	$2,211	$(1,000)
Foreign	4,506	(269)	1,416

	6,314	1,942	416
Deferred:
Federal	(582)	(29,713)	(1,109)
State	(68)	(1,596)	(115)
Foreign	43	336	54

	(607)	(30,973)	(1,170)

	$5,707	$(29,031)	$(754)

The overall effective income tax rate (expressed as a percentage of financial statement earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy) varied from the U.S. statutory income tax rate as follows:

	2000	2001	2002
Federal tax rate	34.3%	34.0%	34.0%
State income tax, net of federal tax benefit	4.0%	1.2%	3.1%
Income of international subsidiaries taxed at different rates	(0.2)%	—	(2.9)%
Change in valuation allowance	(0.1)%	(2.6)%	(35.2)%
Non-deductible goodwill amortization and write-downs	8.1%	(5.7)%	—
Other	3.7%	(4.5)%	2.8%

Effective income tax rate	49.8%	22.4%	1.8%

A tax benefit of $2,694 relating to share issue costs was recorded in capital stock and additional paid-in capital in the year ended December 31, 2000.

Worldwide earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy, consisted of the following:

	2000	2001	2002
U.S.	$1,333	$(102,139)	$(37,983)
Non-U.S.	10,127	(27,353)	(4,977)

	$11,460	$(129,492)	$(42,960)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

8.    Income taxes (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$33,815	$42,150
Capital and other assets	—	14,556
Reserves, allowances and accruals	4,487	12,146

	38,302	68,852
Valuation allowance	(4,552)	(34,527)

	33,750	34,325
Deferred tax liabilities:
Capital and other assets	(595)	—

Net deferred tax assets	$33,155	$34,325

At December 31, 2002, the Company had total net operating loss carryforwards of approximately $130,000, of which $3,000 will expire in 2009, $3,000 will expire in 2013, $81,000 will expire in 2021 and $21,000 will expire in 2022. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

9.    Capital stock:

(a)    Authorized:

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock:  (continued):

specified amount based on an internal rate of return of 12% compounded quarterly and a recovery of the initial amount of $162 per Class L share, after which point, they are entitled to receive dividends pro rata.

(iv)	125,000 Class N voting common shares, par value $0.001 per share:

The number of votes per share are determined by a prescribed formula and the holders are not entitled to receive dividends. The holders of the Class N shares hold the exchangeable shares described in note 9(c).

Each share of Class L and Class A-2 stock shall convert automatically, under certain conditions, into Class A-1 shares based on a prescribed formula for Class L shares and on a one-for-one basis for Class A-2 shares.

As a result of the share reclassification and the initial public offering, the authorized share capital of SMTC Corporation at December 31, 2000, 2001 and 2002 consists of:

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

(b)    Issued and outstanding:

HTM Holdings, Inc. had 1,946,404 common shares outstanding (recorded value of $6) at December 31, 1999 and July 30, 1999. As a result of the application of reverse acquisition accounting to the business combination with HTM Holdings, Inc., the number of outstanding shares of the continuing consolidated entity consists of the number of outstanding shares of SMTC Corporation outstanding at July 30, 1999.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock:  (continued):

Number of shares	Class A shares	Class L shares	Class N shares	Exchangeable shares	Common stock	Special voting stock
Balance, January 1, 2000	2,447,782	154,168	113,408	113,408	—	—
Share reorganization (i)	(2,447,782)	(154,168)	(113,408)	1,356,037	11,871,517	1
Warrants exercised (ii)	—	—	—	—	477,049	—
Shares issued on completion of initial public offering (iii)	—	—	—	4,375,000	8,275,000	—
Acquisition of Pensar Corporation (iv)	—	—	—	—	1,188,682	—
Acquisition of Qualtron Teoranta (v)	—	—	—	547,114	—	—
Conversion of shares from exchangeable to common stock (vi)	—	—	—	(20,600)	20,600	—
Options exercised	—	—	—	—	20,053	—

Balance, December 31, 2000	—	—	—	6,370,959	21,852,901	1
Warrants exercised (vii)	—	—	—	—	427,915	—
Conversion of shares from exchangeable to common stock (viii)	—	—	—	(737,900)	737,900	—
Options exercised	—	—	—	—	38,003	—

Balance, December 31, 2001	—	—	—	5,633,059	23,056,719	1
Conversion of shares from exchangeable to common stock (ix)	—	—	—	(139,823)	139,823	—

Balance, December 31, 2002	—	—	—	5,493,236	23,196,542	1

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock:  (continued):

Amount	Class A shares	Class L shares	Class N shares	Exchangeable shares	Common stock	Special voting stock
Balance, January 1, 2000	$3	$—	$—	$—	$—	$—
Share reorganization (i)	(3)	—	—	—	119	—
Warrants exercised (ii)	—	—	—	—	4	—

Shares issued on completion of initial public offering (iii)	—	—	—	64,893	83	—
Shares issued on acquisition of Pensar Corporation (iv)	—	—	—	—	12	—
Shares issued on acquisition of Qualtron Teoranta (v)	—	—	—	12,545	—	—
Conversion of shares from exchangeable to common stock (vi)	—	—	—	(229)	—	—
Options exercised	—	—	—	—	—	—

Balance, December 31, 2000	—	—	—	77,209	218	—
Warrants exercised (vii)	—	—	—	—	4	—
Conversion of shares from exchangeable to common stock (viii)	—	—	—	(8,943)	8	—
Options exercised	—	—	—	—	—	—

Balance, December 31, 2001	—	—	—	68,266	230	—
Conversion of shares from exchangeable to common stock (ix)	—	—	—	(1,695)	1	—

Balance, December 31, 2002	$—	$—	$—	$66,571	$231	$—

The difference between the par value of the capital stock and the accounting value ascribed at the date of the reverse takeover has been credited to additional paid-in capital.

Capital transactions from January 1, 2000 to December 31, 2000:

(i)	Concurrent with the effectiveness of the initial public offering ((iii) below), the Company completed a share capital reorganization as follows:

(a)	Each outstanding Class Y share of SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, was purchased in exchange for shares of Class L common stock.

(b)	Each outstanding share of Class L common stock was converted into one share of Class A common stock plus an additional number of shares of Class A common stock.

(c)	Each outstanding share of Class A common stock was converted into 3.6745 shares of common stock.

(d)	All outstanding shares of Class N common stock were redeemed and one share of special voting stock was issued and is held by a trustee for the benefit of the holders of the exchangeable shares.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

(e)	Each SMTC Canada Class L exchangeable share was converted into exchangeable shares of the same class as those being offered in the offering in the same ratio as shares of Class L common stock, which were converted to shares of common stock.

(ii)	On July 27, 2000, the Company issued 477,049 shares of common stock on the exercise of 41,667 warrants.

(iii)	On July 27, 2000, the Company completed an initial public offering of its common stock in the United States and exchangeable shares of its subsidiary, SMTC Manufacturing Corporation of Canada, in Canada. The offering consisted of 6,625,000 shares of common stock at a price of $16.00 per share and 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share (described in (c) below). The total net proceeds to the Company from the offering of approximately $157,400 were used to reduce its indebtedness under the senior credit facility, repay the subordinated shareholders’ notes issued in May 2000, repay the demand notes issued in July 2000 and finance the cash portion of the purchase price of the Pensar Corporation acquisition. On August 18, 2000, the underwriters exercised their over-allotment option with respect to 1,650,000 shares of common stock at a price of $16.00 per share. The net proceeds to the Company from the sales of those shares of $24,600 were used to reduce indebtedness under the senior credit facility.

(iv)	On July 27, 2000, simultaneously with the closing of the initial public offering, the Company issued 1,188,682 shares of common stock at a price of $16.00 per share to finance the share portion of the purchase price of the Pensar Corporation acquisition.

(v)	On November 22, 2000, the Company issued 547,114 exchangeable shares at a price of $22.93 per share to finance the share portion of the Qualtron Teoranta acquisition.

(vi)	During 2000, 20,600 exchangeable shares were exchanged for common stock.

Capital transactions from January 1, 2001 to December 31, 2001:

(vii)	During 2001, the Company issued 427,915 shares of common stock on the exercise of 578,441 warrants.

(viii)	During 2001, 737,900 exchangeable shares were exchanged for common stock with a par value of $8 with the difference recorded as additional paid-in-capital.

Capital transactions from January 1, 2002 to December 31, 2002:

(ix)	During 2002, 139,823 exchangeable shares were exchanged for common stock with a par value of $1 with the difference recorded as additional paid-in-capital.

(c)    Exchangeable shares:

On July 30, 1999, SMTC Manufacturing Corporation of Canada, a 100%-owned subsidiary of the Company, issued two classes of non-voting shares which can be exchanged into 113,408 Class L common

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

shares of the Company on a one-for-one basis. The holders of the exchangeable shares are entitled to receive dividends equivalent to the dividends declared on Class L shares. The holders of exchangeable shares exercise, through the special voting stock, essentially the same voting rights in respect of the Company as they would if they had exchanged their shares into shares of the Company’s common stock.

On July 27, 2000, pursuant to the initial public offering, the exchangeable shares convertible into 113,408 Class L common shares were converted to 1,469,445 exchangeable shares. The shares are exchangeable into shares of the Company’s common stock on a one-for-one basis.

On July 27, 2000, pursuant to the initial public offering, SMTC Manufacturing Corporation of Canada issued an additional 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share.

On November 22, 2000, 547,114 exchangeable shares were issued to finance the share portion of the purchase price of the Qualtron Teoranta acquisition.

During 2000, 2001 and 2002, 20,600, 737,900 and 139,823 exchangeable shares were exchanged for common stock, respectively.

(d)    Warrants:

Number	Class A warrants	Class L warrants	Common stock warrants
Balance, January 1, 2000	103,895	12,088	—
Warrants issued (i)	—	—	41,667
Warrants conversion (ii)	(103,895)	(12,088)	578,441
Warrants exercised (iii)	—	—	(41,667)

Balance, December 31, 2000	—	—	578,441
Warrants exercised (iv)	—	—	(578,441)
Balance, December 31, 2001	—	—	—
Warrants issued (vi)	—	—	1,509,988

Balance, December 31, 2002			1,509,988

2000 transactions:

(i)	On May 18, 2000, the Company issued 41,667 warrants for $2,500 cash consideration in connection with the issue of $5,000 in subordinated notes (note 7(a)). The value of the warrants in excess of proceeds received, $1,098, was recorded as a deferred financing cost and was written off upon early repayment of the subordinated notes (note 2(q)(iii)).

(ii)	On July 27, 2000, pursuant to the initial public offering, the Class A and Class L warrants were converted into common stock warrants.

(iii)	On July 27, 2000, the Company issued 477,049 shares of common stock on the exercise of 41,667 warrants.

The Class A warrants and Class L warrants had an exercise price of $1.82 and $147.57, respectively. The common stock warrants have a weighted average exercise price of $3.41. The warrants have a term of 10 years and are exercisable from the date of grant.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

2001 transactions:

(iv)	During 2001, the Company issued 427,915 shares of common stock on the exercise of 578,411 warrants.

(v)	In connection with the amended credit agreement in 2001 (note 7(b)), the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for twenty consecutive trading days commencing twenty-two trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occured during the period from the effective amendment date to December 31, 2002, and was continuing for more than 30 days, the lenders would receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of the grant. If all amounts outstanding under the credit agreement are repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002, shall be returned to the Company. The warrants will not be tradable separate from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

The fair value of the warrants was initially measured using a Black-Scholes model at November 19, 2001 and will be remeasured each reporting period until issued. At December 31, 2001, the fair value of the warrants of $659 was classified as warrants to be issued in additional paid-in capital.

2002 transactions:

(vi)	In connection with the December 31, 2002 amended credit agreement (note 7(c)), and in exchange for the cancellation of the warrants issued pursuant to the February 2002 amendment, the Company agreed to issue to the lenders Series A and Series B warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for twenty consecutive trading days commencing twenty-two trading days before the date in question) at the date of the grant for 4% and 1%, respectively, of the total outstanding shares on December 31, 2002. The Company also agreed to issue to the lenders Series C through Series H warrants to purchase common stock of the Company at an exercise price equal to the fair market value (as defined above) at the date of the grant provided that Series C through Series H warrants shall only be issued if the Company fails to meet certain financial covenants for the relevant fiscal quarter as follows:

Series	Number of days after end of fiscal quarter	% of common stock
Series C	45 days after first quarter 2003	0.75%
Series D	45 days after second quarter 2003	0.75%
Series E	45 days after third quarter 2003	0.75%
Series F	90 days after fourth quarter 2003	0.75%
Series G	45 days after first quarter 2004	1.00%
Series H	45 days after second quarter 2004	1.00%

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

The Series A through Series H warrants have a term of five years. If the Company meets certain conditions by December 31, 2003, all Series B through Series E warrants shall be returned to the Company without consideration and all warrant shares that have been obtained upon exercise of such warrants shall be sold back to the Company at the exercise price of the original warrants exercised to obtain such shares.

The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

The fair value of the Series A and Series B warrants was measured using a Black-Scholes model at December 31, 2002. At December 31, 2002, the fair value of the warrants of $1,255 was classified as warrants issued in shareholders’ equity.

(e)    Stock options:

1998 HTM Plan:

In June 1998, HTM Holdings, Inc. (“HTM”) adopted a new stock option plan (the “1998 HTM Plan”) pursuant to which incentive stock options and non-qualified stock options to purchase shares of common stock may be issued. The Board of Directors authorized 122,685 shares to be issued under the 1998 HTM Plan. Incentive stock options are granted at an exercise price not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options generally vest over four years and expire 10 years from their respective dates of grant.

1998 SMTC Plan:

In July 1999, the Company replaced the 1998 HTM Plan with an equivalent stock option plan. Each HTM option holder was granted equivalent options in the Company’s stock. The Board of Directors authorized 165,000 Class A and 4,000 Class L options to be issued under the plan. The Class A options vest immediately and are exercisable for Class A restricted shares. The restrictions expire on the same basis as the Class L vesting periods. The Class L options vest over a four-year period and expire after 10 years from the original grant date of the 1998 SMTC Plan options.

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options generally vest over a four-year period and expire 10 years from their respective date of grant.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

Stock option transactions were as follows:

	1998 HTM Plan		1998 SMTC Plan						2000 Equity Incentive Plan
	Shares	Weighted average exercise price	Class A shares	Weighted average exercise price	Class L shares	Weighted average exercise price	Common stock	Weighted average exercise price	Common stock	Weighted average exercise price
Balance, January 1, 2000	—	$—	116,860	$19.68	3,856	$147.57	—	$—	—	$—
Converted pursuant to initial public offering	—	—	(116,860)	19.68	(3,856)	147.57	486,448	5.78	—	—
Issued	—	—	—	—	—	—	—	—	1,397,000	19.05
Exercised	—	—	—	—	—	—	(20,053)	5.78	—	—
Balance, December 31, 2000	—	—	—	—	—	—	466,395	5.78	1,397,000	19.05
Issued	—	—	—	—	—	—	—	—	225,000	6.12
Exercised	—	—	—	—	—	—	(38,003)	5.78	—	—
Cancelled	—	—	—	—	—	—	(139,332)	5.78	—	—
Balance, December 31, 2001	—	—	—	—	—	—	289,060	5.78	1,622,000	17.25
Issued							—	—	1,089,500	5.96
Cancelled							(48,468)	5.78	(1,097,000)	(19.88)
Balance, December 31, 2002							240,592	5.78	1,614,500	7.85

The following options were outstanding as at December 31, 2002:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life
1998 SMTC Plan
$5.78	240,592	$5.78	180,444	$5.78	6.6

2000 Equity Incentive Plan
$0.80	25,000	$0.80	10,000	$0.80	8.8
$2.31	25,000	2.31	—	—	9.3
$3.00 – $3.09	354,250	3.02	75,000	3.09	9.3
$5.00	254,250	5.00	6,250	5.00	9.4
$8.00	606,000	8.00	12,500	8.00	9.4
$12.00 – $16.00	350,000	15.43	162,500	15.69	7.7

	1,614,500	7.85	266,250	10.97	9.0

The weighted average grant date fair value of options granted for the years ended December 31, 2000, 2001 and 2002 are $11.70, $0.77 and $1.00, respectively.

On January 8, 2002, the Board of Directors gave the holders of options to purchase an aggregate of 1,097,000 shares of common stock of the Company the opportunity to return their options to the Company for

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

9.    Capital stock  (continued):

cancellation. These options, which were granted on August 30, 2000, had an exercise price of $19.88 (the “$19.88 options”). The Board of Directors believed that the $19.88 options were unlikely to be exercised in the foreseeable future as the exercise price was significantly above the Company’s trading price at that time and during several months prior to that time and, as a result, they did not function as an adequate management incentive. Upon cancellation of the $19.88 options surrendered by various holders, the pool of shares as to which options may be granted under the 2000 Equity Incentive Plan was increased by 1,087,000.

On July 26, 2002, the Company granted 1,089,500 options at a weighted average exercise price of $5.96.

10.    Financial instruments:

(a)    Interest rate swaps:

On September 30, 1999, the Company entered into two interest rate swap transactions with a Canadian chartered bank for hedging purposes. The swaps expired on September 22, 2001 and involved the exchange of 90-day floating LIBOR rates for a two-year fixed interest rate of 6.16% before credit spread of 2.00% to 3.00% per annum on a notional amount of $65,000.

(b)    Forward exchange contracts:

In previous years, one of the Company’s subsidiaries entered into forward foreign currency contracts with a foreign bank to sell U.S. dollars for Irish punts. The aggregate principal amount of the contracts was $6,250 at December 31, 2000 with an average contract rate of $1.38 compared to a closing dollar exchange rate of $1.19. These contracts matured at various dates through July 31, 2001.

(c) Fair values:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

(i)	The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

(ii)	The carrying amounts of long-term debt and capital lease obligations, including the current portions, is based on rates currently available to the Company for debt with similar terms and maturities and approximate fair value.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

11.    Related party transactions:

The Company entered into related party transactions with certain shareholders as follows:

	2000	2001	2002
Management fees expensed under formal management agreements	$74	$—	$—
Share issue costs incurred	1,800	—	—
Financing and acquisition-related fees paid	674	—	—

These transactions were recorded at the exchange amount, being the amounts agreed to by the related parties.

12.    Supplemental cash flow information:

	2000	2001	2002
Interest paid	$13,064	$9,573	$8,174
Income taxes paid	1,983	8,397	1,840

Non-cash financing and investing activities:

	2000	2001	2002
Acquisition of equipment under capital leases	$541	$—	$—
Acquisition of Pensar Corporation for capital stock	19,019	—	—
Acquisition of Qualtron Teoranta for exchangeable shares	12,545	—	—
Value of warrants issued in excess of proceeds received	1,098	—	—
Tax benefit of share issue costs	2,694	—	—
Cash released from escrow	—	3,583	—
Issue of warrants	—	—	1,255

13.    Commitments, contingencies and guarantees:

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2003	$17,565
2004	12,681
2005	4,079
2006	3,724
2007	3,109
Thereafter	8,589

$49,747

Included in the amounts noted above are $7,900, $5,545, $1,317, $940 and $702 representing lease costs for the years 2003 to 2007, respectively, which have been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2002 (note 17).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

13.    Commitments, contingencies and guarantees  (continued):

Operating lease expense for the years ended December 31, 2000, 2001 and 2002 was $12,864, $16,533 and $12,228, respectively.

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts, where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Contingent liabilities in the form of letters of credit and letters of guarantee are provided to certain third parties. These guarantees cover various payments including customs and excise taxes and raw material purchases. The total amount of future payments to be made under these guarantees is $2,134 and the Company has recorded $1,276 of these guarantees in the financial statements at December 31, 2002.

14.    Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has eight facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effects of a change in accounting policy. Discontinued operations in 2002 relates to the Cork, Ireland facility (note 18), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	2000			2001			2002
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$633,959	$(9,403)	$624,556	$540,353	$(43,425)	$496,928	$487,210	$16,897	$470,313
Canada	79,923	(5,165)	74,758	66,632	(3,778)	62,854	105,529	14,440	91,089
Europe	1,630	(352)	1,278	15,691	(1,445)	14,246	4,658	759	3,899
Mexico	79,612	(14,203)	65,409	134,061	(108,742)	25,319	190,964	186,781	4,183

	$795,124	$(29,123)	$766,001	$756,737	$(157,390)	$599,347	$788,361	$218,877	$569,484

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

14.    Segmented information  (continued):

	2000	2001	2002
EBITA, before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy:
United States	$24,813	$(24,875)	$1,156
Canada	10,638	(6,271)	(66)
Europe	1,062	1,559	280
Mexico	(669)	(13,826)	3,549

	35,844	(43,413)	4,919
Interest	13,837	9,330	8,300
Debt extinguishment cost	4,318	—	—
Amortization	6,229	9,518	2,538
Restructuring charges (note 17)	—	67,231	37,041

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	$11,460	$(129,492)	$(42,960)

Capital expenditures:
United States	$16,456	$11,043	$1,363
Canada	3,141	2,001	1,137
Europe	724	644	30
Mexico	5,896	5,431	258

	$26,217	$19,119	$2,788

This segmented information incorporates the operations of the Company, as discussed in note 2(a). The Company has operated facilities in Canada, the United States and Europe for 17 years, 7 years and 5 years, respectively.

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	2000	2001	2002
Geographic revenue:
United States	$694,290	$489,180	$448,222
Canada	18,844	38,334	37,811
Europe	36,826	47,484	42,976
Asia	16,041	21,693	26,846
Mexico	—	2,656	13,629

	$766,001	$599,347	$569,484

Long-lived assets:
United States		$73,269	$21,080
Canada		21,832	4,618
Europe		1,998	—
Mexico		18,877	17,979

		$115,976	$43,677

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

15.    Significant customers and concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Sales of the Company’s products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company considers concentrations of credit risk in establishing the reserves for bad debts and believes the recorded reserves are adequate.

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

During 2000, two customers individually comprised 16% and 10% of total revenue across all geographic segments. At December 31, 2000, these customers each represented 10% of the Company’s accounts receivable.

During 2001, three customers individually comprised 20%, 10% and 10% of total revenue across all geographic segments. At December 31, 2001, these customers represented 34%, 10% and 5%, respectively, of the Company’s accounts receivable.

During 2002, three customers individually comprised 22%, 15% and 12% of total revenue across all geographic segments. At December 31, 2002, these customers represented 13%, 1% and 14% of the Company’s accounts receivable.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

16.    Earnings (loss) per common share:

The following table sets forth the computation of basic earnings (loss) per common share before discontinued operations and the cumulative effect of a change in accounting policy:

	2000	2001	2002
Numerator:
Earnings (loss) before discontinued operations and the cumulative effect of a change in accounting policy	$5,753	$(100,461)	$(42,206)
Class L preferred entitlement	(3,164)	—	—

Earnings (loss) before discontinued operations and the cumulative effect of a change in accounting policy attributable to common shareholders	$2,589	$(100,461)	$(42,206)

Denominator:
Weighted average shares – basic	13,212,076	28,608,072	28,689,779
Effect of dilutive securities:
Employee stock options	155,744	—	—
Warrants	368,796	—	—

Weighted average shares – diluted	13,736,616	28,608,072	28,689,779

Earnings (loss) per common share from continuing operations:
Basic	$0.20	$(3.51)	$(1.47)
Diluted	0.19	(3.51)	(1.47)

During fiscal 2000, the calculation did not include 1,097,000 options, as the effect would have been anti-dilutive. During 2001, the calculation did not include 1,911,060 options, as the effect would have been anti-dilutive. During 2002, the calculation did not include 1,855,092 options and 1,509,998 warrants, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

17.    Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	2001	2002
Inventory write-downs included in cost of sales	$25,388	$6,536
Lease and other contract obligations	8,635	18,656
Adjustment of previously recorded lease and other contract obligations	—	(403)
Severance	3,556	2,936
Asset impairment	5,609	7,747
Write-down of intangible assets	17,765	—
Other facility exit costs	6,278	1,569

	41,843	30,505

	67,231	37,041
Other charges included in cost of sales	18,379	900
Other charges included in selling, general and administrative expenses	8,802	1,000
Other charges included in amortization expense	—	235

	27,181	2,135

	$94,412	$39,176

2001 plan:

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. Accordingly, the Company recorded restructuring charges of $67,231 consisting of a write-down of goodwill and other intangible assets and the costs associated with existing or re-sizing facilities. In addition, the Company recorded other changes of $27,181 related primarily to accounts receivable, inventory and asset impairment charges.

(a)    Restructuring charges:

The write-down of inventory of $25,388 is associated with the closure of the assembly facility in Denver.

Lease and other contract obligations of $8,635 include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

Severance costs of $3,556 are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the re-sizing of the Mexico and Ireland facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility and 68 plant and operational employees at the Donegal, Ireland facility.

Asset impairment charges of $5,609 reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

17.    Restructuring and other charges  (continued):

Other facility exit costs include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

The major components of the restructuring are estimated to be complete during fiscal year 2002.

(b)    Write-down of intangible assets:

During fiscal year 2001, the Company recorded a write-down of intangible assets of $17,765 which includes the write-down of goodwill associated with the Qualtron Teoranta acquisition of $16,265 and the write-down of intangible assets of $1,500. In accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”, accounting guidance required that long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to the downturn in the electronics manufacturing services industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. An evaluation under SFAS No. 121 indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron Teoranta acquisition were less than their carrying value and, accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron Teoranta and certain intangible assets.

(c)    Other charges:

During fiscal year 2001, the Company recorded other charges totaling $27,181 pre-tax related primarily to accounts receivable, inventory and asset impairment charges, resulting from the current downturn in the technology sector. Included in cost of sales are other charges of $18,379 related to inventory and included in selling, general and administrative expenses are other charges of $7,937 related to accounts receivable exposures and other charges of $865 related to asset impairment charges, at various facilities other than the Denver and Haverhill facilities.

The following table details the related amounts included in accrued liabilities as at December 31, 2002, relating to the 2001 plan:

	Total charges	Non-cash charges	Cash payments	Accrual December 31, 2001	Cash payments	Adjustments	Accrual December 31, 2002
Inventory write-downs included in cost of sales	$25,388	$(25,388)	$—	$—	$—	$—	$—
Lease and other contract obligations	8,635	—	(2,471)	6,164	(4,338)	(403)	1,423
Severance	3,556	—	(2,931)	625	(625)	—	—
Asset impairment	5,609	(5,609)	—	—	—	—	—
Write-down of intangible assets	17,765	(17,765)	—	—	—	—	—
Other facility exit costs	6,278	(3,059)	(2,446)	773	(349)	—	424

	$67,231	$(51,821)	$(7,848)	$7,562	$(5,312)	$(403)	$1,847

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

17.    Restructuring and other charges  (continued):

The Company adjusted its initial accrual for lease and other contract obligations by $403 upon negotiating a final settlement on a facility lease during 2002.

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity and announced third and fourth quarter restructuring charges of $37,444 related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

The write-down of inventory of $6,536 represents further costs associated with the closure of the assembly facility in Denver and costs associated with the closure of the interconnect facility in Donegal, Ireland.

Lease and other contract obligations of $18,656 represents the costs associated with exiting equipment leases and exiting facility leases in Austin and Donegal, Ireland.

Severance costs of $2,936 are associated with the closure of the interconnect facility in Donegal, Ireland and the resizing of various other locations. The severance costs related to 516 plant and operational employees, primarily at the Mexico and Donegal, Ireland facilities.

Asset impairment charges of $7,747 reflect the write-down of certain long-lived and other assets, primarily at the Austin location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets, resulting in a write-down to estimated salvage values.

Other facility exit costs of $1,569 include other costs associated with the decommissioning and closure of the Austin and Donegal, Ireland facilities.

The major components of the 2002 restructuring plan are estimated to be complete by the end of fiscal 2003.

The following table details the related amounts included in accrued liabilities as at December 31, 2002 in respect of the 2002 plan:

	Provision	Cash payments	Accrual, December 31, 2002
Lease and other contract obligations	$16,762	$(1,826)	$16,830
Severance	2,936	(1,947)	989
Other facility exit costs	1,569	(2)	1,567

	$23,161	$(3,775)	$19,386

Other charges included in cost of sales of $900 relate to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector. Other charges of $235 included in selling, general and administration expenses of $1,000 relate to the write-off of certain assets. Other charges of $235 included in amortization expense relate to additional amortization recorded to reflect the amendment to the credit facility (note 7).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

18.    Discontinued operations:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operates that facility in voluntary administration. During the first quarter of 2002, the Company recorded a charge of $9,717 related to the closure of the facility.

The following information relates to the discontinued operations:

	2000	2001	2002
Revenue	$16,762	$12,834	$5,035

Loss from discontinued operations	$2,115	$4,350	$10,197

In 2002, the loss from discontinued operations includes the costs of closing the facility of $9,717. Included in this amount are the write-off of the net assets of $6,717 (comprised of capital assets of $1,129 and net working capital of $5,588) and other costs associated with exiting the facility of $3,000. Included in the other costs is severance of $1,350 related to the termination of all employees. In 2001, the loss from discontinued operations includes restructuring charges of $317 and other charges of $117.

The following table details the related amounts included in accrued liabilities as at December 31, 2002:

	Provision	Cash payments	Accrual, December 31, 2002
Lease and other contract obligations	$323	$(323)	$—
Severance	1,350	(1,082)	268
Other facility exit costs	1,327	(1,327)	—

	$3,000	$(2,732)	$268

19.    United States and Canadian accounting policy differences:

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) as applied in the United States (“U.S.”). The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below:

The following table reconciles net earnings (loss) as reported in the accompanying consolidated statements of operations to net earnings (loss) that would have been reported under Canadian GAAP:

	2000	2001	2002
Net earnings (loss) in accordance with U.S. GAAP	$3,638	$(104,811)	$(107,963)
Amortization (a)	20	220	—
Write-down of goodwill (a) and (b)	—	2,205	55,560

Net earnings (loss) in accordance with Canadian GAAP	$3,658	$(102,386)	$(52,403)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

19.    United States and Canadian accounting policy differences  (continued):

Net earnings (loss) under Canadian GAAP is comprised of the following:

	2000	2001	2002
Operating earnings (loss)	$29,635	$(117,737)	$(34,660)
Interest expense	13,837	9,330	8,300
Debt extinguishment costs (d)	4,318	—	—

Earnings (loss) before income taxes and discontinued operations	11,480	(127,067)	(42,960)
Income taxes (recovery)	5,707	(29,031)	(754)
Loss from discontinued operations	2,115	4,350	10,197

Net earnings (loss)	$3,658	$(102,386)	$(52,403)

Shareholders’ equity in accordance with U.S. GAAP	$228,486	$124,661	$17,961
Shares issued to acquire Qualtron Teoranta (a)	(2,445)	(2,445)	(2,445)
Amortization of goodwill (a)	20	240	240
Write-down of goodwill (a)	—	2,205	2,205
Transitional goodwill impairment (b)	—	—	—

Shareholders’ equity in accordance with Canadian GAAP	$226,061	$124,661	$17,961

(a)    Acquisitions:

Under U.S. GAAP, shares issued as consideration in a business combination are valued using the share price at the announcement date of the acquisition. Under Canadian GAAP in effect on the date of acquisition, shares were valued on the consummation date. As a result, under Canadian GAAP, the total purchase price for Qualtron Teoranta would be $24,455, resulting in goodwill of $15,630. Under the U.S. GAAP, the purchase price was $26,900, resulting in goodwill of $18,075. Goodwill amortization in fiscal 2002 under U.S. GAAP was nil (2001—$1,783; 2000—$151) and under Canadian GAAP was nil (2001—$1,563; 2000—$131). The write-down of goodwill during 2001 relating to Qualtron Teoranta was $16,265 under U.S. GAAP and $14,060 under Canadian GAAP.

(b)    Transitional goodwill impairment change:

Under Canadian GAAP, any transitional goodwill impairment charge is recognized in opening retained earnings; under U.S. GAAP, the cumulative adjustment is recognized in earnings during the current year.

(c)    Earnings per share:

In fiscal 2000, the Company retroactively adopted the new accounting standard approved by The Canadian Institute of Chartered Accountants dealing with the computation of earnings per share, which requires the use of the treasury stock method and is substantially consistent with U.S. GAAP.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2000, 2001 and 2002

19.    United States and Canadian accounting policy differences  (continued):

(d)    Effective January 1 2002, the Company adopted Statement 145 (note 2(q)(iii)). Accordingly, gains and losses from the extinguishment of debt are no longer classified as extraordinary items under U.S. GAAP and are instead included in earnings (loss) before income taxes and discontinued operations and the related tax benefit recorded in income tax expense. This classification is consistent with Canadian GAAP.

20.    Comparative figures:

Certain 2000 and 2001 comparative figures have been restated to separately disclose the results of discontinued operations of the Cork, Ireland facility.