Form 10-Q
period 2003-03-30
SMTC CORP
filed 2003-05-14
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-31051

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

635 HOOD ROAD

MARKHAM, ONTARIO, CANADA L3R 4N6

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2003, SMTC Corporation had 23,196,543 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of May 6, 2003, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,493,236 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

	March 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$137	$370
Accounts receivable, net of an allowance for doubtful accounts of $2,416 (December 31, 2002 - $2,097)	54,303	57,398
Inventories (note 3)	38,423	38,362
Prepaid expenses	2,053	2,611
Income taxes recoverable	176	841

	95,092	99,582

Capital assets	41,178	43,677
Other assets	12,376	13,378
Deferred income taxes	34,221	34,325

	$182,867	$190,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,325	$56,165
Accrued liabilities	30,330	33,814
Current portion of long-term debt (note 4)	18,750	17,500
Current portion of capital lease obligations	227	257

	102,632	107,736

Long-term debt (note 4)	62,119	65,089
Capital lease obligations	123	176

Shareholders’ equity:
Capital stock	66,802	66,802
Warrants	1,255	1,255
Loans receivable	(5)	(5)
Additional paid-in-capital	163,360	163,360
Deficit	(213,419)	(213,451)

	17,993	17,961
Guarantees (note 11)

	$182,867	$190,962

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Revenue	$86,000	$138,909
Cost of sales	77,880	132,161

Gross profit	8,120	6,748
Selling, general and administrative expenses	5,328	7,090
Amortization	972	455
Restructuring charges (note 8)	239	—

Operating income (loss)	1,581	(797)
Interest	1,515	2,315

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	66	(3,112)
Income tax expense (recovery)	34	(640)

Earnings (loss) from continuing operations	32	(2,472)
Loss from discontinued operations (note 9)	—	(10,197)
Cumulative effect of a change in accounting policy (note 10)	—	(55,560)

Net earnings (loss)	$32	$(68,229)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.00	$(0.09)
Loss from discontinued operations per share	—	(0.36)
Loss from the cumulative effect of a change in accounting policy per share	—	(1.93)

Basic earnings (loss) per share	$0.00	$(2.38)

Diluted earnings (loss) per share	$0.00	$(2.38)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 5):
Basic	28,689,779	28,689,779
Diluted	29,023,049	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended March 30, 2003

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2002	$66,802	$1,255	$163,360	$(5)	$(213,451)	$17,961
Net earnings for the period	—	—	—	—	32	32

Balance, March 30, 2003	$66,802	$1,255	$163,360	$(5)	$(213,419)	$17,993

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Cash provided by (used in):
Operations:
Net earnings (loss)	$32	$(68,229)
Items not involving cash:
Amortization	972	455
Depreciation	2,552	3,053
Deferred income tax expense (benefit)	104	(644)
Impairment of assets	—	1,129
Write-down of goodwill (note 10)	—	55,560
Change in non-cash operating working capital:
Accounts receivable	3,095	4,031
Inventories	(61)	(9,905)
Prepaid expenses	558	98
Income taxes recoverable	665	997
Accounts payable	(2,840)	5,264
Accrued liabilities	(3,484)	9,556

	1,593	1,365
Financing:
Increase in long-term debt	2,030	—
Decrease in long-term debt	(3,750)	(10,345)
Principal payments on capital lease obligations	(83)	(52)
Debt issuance costs	—	(281)

	(1,803)	(10,678)
Investments:
Purchase of capital assets	(53)	(1,044)
Other	30	—

	(23)	(1,044)

Increase (decrease) in cash	(233)	10,357
Cash, beginning of period	370	12,103

Cash, end of period	$137	$1,746

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(expressed in thousands of U.S.dollars)

(unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Supplemental disclosures:
Cash paid during the period:
Income taxes	$144	$601
Interest	—	2,166

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at March 30, 2003, the unaudited consolidated statements of operations for the three month periods ended March 30, 2003 and March 31, 2002, the unaudited consolidated statement of changes in shareholders’ equity for the three month period ended March 30, 2003, and the unaudited consolidated statements of cash flows for the three month periods ended March 30, 2003 and March 31, 2002 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended March 30, 2003 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2002.

The unaudited interim consolidated financial statements are based upon accounting principles consistent with those described in the December 31, 2002 audited consolidated financial statements except as follows:

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and there was no material effect as a result of the adoption of this Statement on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 provides for the recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3, a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the quarter ended March 30, 2003 were made in accordance with the new standard.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

1.	Basis of presentation (continued):

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company adopted the disclosure requirements in its 2002 consolidated financial statements. The Company has not entered into or modified any guarantees after December 31, 2002. See note 11 for disclosure related to guarantees.

2.	Stock-based compensation:

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended
	March 30, 2003	March 31, 2002
Net earnings (loss), as reported	$32	$(68,229)
Stock-based compensation expense	(349)	(252)

Pro forma loss	(317)	(68,481)

Basic earnings (loss) per share, as reported	$0.00	$(2.38)
Stock-based compensation expense	(0.01)	(0.01)

Pro forma basic loss per share	(0.01)	(2.39)

Diluted earnings (loss) per share, as reported	$0.00	$(2.38)
Stock-based compensation expense	(0.01)	(0.01)

Pro forma diluted loss per share	(0.01)	(2.39)

No compensation expense has been recorded in the statement of operations for the quarters ended March 30, 2003 and March 31, 2002.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. There were no options granted during the three month periods ended March 30, 2003 and March 31, 2002:

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

3.	Inventories:

	March 30, 2003	December 31, 2002
Raw materials	$17,958	$15,665
Work in process	8,511	9,712
Finished goods	11,082	12,093
Other	872	892

	$38,423	$38,362

4.	Long-term debt:

During the fourth quarter of 2002, the Company was in violation of certain covenants contained in the credit agreement. The violation was waived and effective December 31, 2002, the Company and its lending group signed an amendment to the credit agreement covering the period up to June 30, 2004 that provides for $27,500 in term loans and $90,000 in revolving credit loans, swing-line loans and letters of credit and amends certain financial and other covenants based on the Company’s business plan. During the amendment period, the facility bears interest at the U.S. base rate plus 2.5%.

The Company was in compliance with the amended financial covenants at March 30, 2003. Continued compliance with the amended financial covenants through June 30, 2004 is dependent on the Company achieving the forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

5.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended
	March 30, 2003	March 31, 2002
Numerator:
Net earnings (loss) from continuing operations	$32	$(2,472)
Net earnings (loss)	32	(68,229)

Denominator:
Weighted average shares—basic	28,689,779	28,689,779
Effect of dilutive securities:
Employee stock options	7,378	—
Warrants	325,892	—

Weighted-average shares – diluted	29,023,049	28,689,779

Earnings (loss) per share:
Basic and diluted, from from continuing operations	$0.00	$(0.09)
Basic and diluted	$0.00	$(2.38)

Options and warrants to purchase common stock were outstanding during the three month period ended March 31, 2002 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

6.	Income taxes:

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

7.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has six facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effect of changes in accounting policies. Discontinued operations in the first quarter of 2002 relates to the Cork, Ireland facility (note 9), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended March 30, 2003			Three months ended March 31, 2002
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$62,219	$(2,179)	$60,040	$123,312	$(5,399)	$117,913
Canada	30,117	(4,925)	25,192	19,059	(2,054)	17,005
Europe	1,561	(849)	712	1,381	(235)	1,146
Mexico	29,603	(29,547)	56	52,310	(49,465)	2,845

	$123,500	$(37,500)	$86,000	$196,062	$(57,153)	$138,909

EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):
United States			$53			$(1,565)
Canada			482			(472)
Europe			26			(207)
Mexico			2,231			1,902

			2,792			(342)
Interest			1,515			2,315
Amortization			972			455
Restructuring charges (note 8)			239			—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy			$66			$(3,112)

Capital expenditures:
United States			$36			$721
Canada			—			74
Europe			—			24
Mexico			17			225

			$53			$1,044

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

7.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended
	March 30, 2003	March 31, 2002
Geographic revenue:
United States	$69,329	$113,811
Canada	9,096	9,312
Europe	3,390	8,307
Asia	1,834	5,341
Mexico	2,351	2,138

	$86,000	$138,909

	March 30, 2003	December 31, 2002
Long-lived assets:
United States	$19,648	$21,080
Canada	4,031	4,618
Mexico	17,499	17,979

	$41,178	$43,677

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

8.	Restructuring and other charges:

2001 plan:

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. The following table details the related amounts included in accrued liabilities as at March 30, 2003 relating to the 2001 plan:

	Accrual at December 31, 2002	Cash payments	Accrual at March 30, 2003
Lease and other contract obligations	$1,423	(96)	$1,327
Other facility exit costs	424	(15)	409

	1,847	$(111)	$1,736

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity and in the third and fourth quarter of 2002 recorded restructuring charges of $37,444 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

The Company recorded further charges of $239 related to the 2002 plan during the first quarter of 2003 related to severance costs associated with the closure of the Austin facility and the resizing of other facilities. The severance costs related to 58 plant and operational employees, primarily at the Austin and Mexico facilities.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

8.	Restructuring and other charges (continued):

The following table details the related amounts included in accrued liabilities as at March 30, 2003 related to the 2002 plan:

	Accrual at December 31, 2002	2003 charges	Cash payments	Accrual at March 30, 2003
Lease and other contract obligations	$16,830	$—	$(869)	$15,961
Severance	989	239	(335)	893
Other facility exit costs	1,567	—	(58)	1,509

	$19,386	$239	$(1,262)	$18,363

9.	Discontinued Operations:

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

The following information relates to the discontinued operations:

	Three months ended
	March 30, 2003	March 31, 2002
Revenue	$—	$5,035

Loss from discontinued operations	$—	$10,197

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

9.	Discontinued Operations (continued):

The following table details the related amounts included in accrued liabilities as at March 30, 2003

	Accrual at December 31, 2002	Cash payments	Accrual at March 30, 2003
Severance	$268	(80)	$188

10.	Goodwill and Intangible Assets:

In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there were no intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company identified its reporting units to be consistent with its business units, as defined in note 14, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other U.S. facilities and as a result, is a separate reporting unit. In connection with the implementation of the new accounting standards, the Company completed the transitional goodwill impairment test, resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, U.S. and Boston reporting units of $15,482, $26,698 and $13,380,

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended March 30, 2003 and March 31, 2002

(Unaudited)

10.	Goodwill and Intangible Assets (continued):

respectively. The fair value of each reporting unit was determined using a discounted cash flow method. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s statements of operations as at January 1, 2002.

11.	Guarantees:

Contingent liabilities in the form of letters of credit and letters of guarantee are provided to certain third parties. These guarantees cover payments for certain purchases. The total amount of future payments to be made under these guarantees is $450.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Revenue	$86.0	$138.9
Cost of sales	77.9	132.2

Gross profit	8.1	6.7
Selling, general and administrative expenses	5.3	7.1
Amortization	1.0	0.4
Restructuring charges (a)	0.2	—

Operating income (loss)	1.6	(0.8)
Interest	1.5	2.3

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	0.1	(3.1)
Income tax expense (recovery)	0.1	(0.6)

Earnings (loss) from continuing operations	0.0	(2.5)
Loss from discontinued operations (b)	—	(10.2)
Cumulative effect in a change in accounting policy (c)	—	(55.6)

Net earnings (loss)	$0.0	$(68.3)

Net earnings (loss) per common share:
Basic from continuing operations	$0.00	$(0.09)
Loss from discontinued operations	—	(0.36)
Cumulative effect of a change in accounting policy	—	(1.93)

Basic	$0.00	$(2.38)
Diluted	$0.00	$(2.38)

Weighted average number of shares outstanding:
Basic	28.7	28.7
Diluted	29.0	28.7

Consolidated Statement of Operations Data (continued):

(in millions, except per share amounts)

(a)	In response to the continuing industry economic downturn during 2002, the Company took further steps to realign its cost structure and plant capacity and in the third and fourth quarter of 2002 recorded restructuring charges of $37.4 million related to the costs associated with exiting or re-sizing facilities, and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector. The Company recorded further charges related to the 2002 plan during the first quarter of 2003 related to severance costs. Refer to note 8 to our consolidated financial statements.

(b)	In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. Refer to note 9 to our consolidated financial statements.

(c)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 10 to our consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	March 30, 2003 (Unaudited)	December 31, 2002
Cash	$0.1	$0.4
Working capital (deficiency)	(7.5)	(8.2)
Total assets	182.9	191.0
Total debt, including current maturities	80.9	82.6
Shareholders’ equity	18.0	18.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We currently service our customers through six manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

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

In response to the continuing industry economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the Cork facility, which is included in the loss for discontinued operations. Prior to taking steps to place the subsidiary that operated the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure. We have also determined to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We expect to cease manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We ceased manufacturing at our Austin site during the first quarter of 2003. The Company recorded during the third and fourth quarters of 2002 restructuring charges of $37.4 million related to the cost of exiting equipment leases and facility leases, severance costs, asset impairment charges and inventory exposures and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector. The Company recorded further charges of $0.2 million related to the 2002 plan in during the first quarter of 2003 related to severance costs.

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

The Company and its lending group further amended the credit agreement effective as of December 31, 2002, which was prior to the date on which the Company was to revert back to the covenants under the original credit agreement, to revise certain covenants and waive certain defaults under the credit agreement. The revised terms of the credit agreement establish amended financial and other covenants covering the period up to June 30, 2004, based on the Company’s December 2002 business plan. (See “Liquidity and Capital Resources”)

The Company was in compliance with the amended financial covenants at March 30, 2003. Continued compliance with the amended financial covenants through June 30, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

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

Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customer. Revenue is recognized upon shipment to the customer as performance has occurred, all customer specified acceptance criteria have been tested and met, and the earnings process is considered complete. Actual production volumes are based on purchase orders for the delivery of products. These orders typically do not commit to firm production schedules for more than 30 to 90 days in advance. In order to minimize inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which cause a corresponding delay in our revenue recognition.

Our fiscal year end is December 31. The consolidated financial statements of SMTC, are prepared in accordance with United States GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Revenue	100.0%	100.0%
Cost of sales	90.6	95.1

Gross profit	9.4	4.9
Selling, general and administrative expenses	6.2	5.1
Amortization	1.2	0.4
Restructuring charges	0.2	—

Operating income (loss)	1.8	(0.6)
Interest	1.7	1.6

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	0.1	(2.2)
Income tax expense (recovery)	0.1	(0.4)

Earnings (loss) from continuing operations	0.0	(1.8)
Loss from discontinued operations	—	(7.3)
Cumulative effect of a change in accounting policy	—	(40.0)

Net earnings (loss)	0.0%	(49.1)%

Quarter ended March 30, 2003 compared to the quarter ended March 31, 2002

Revenue

Revenue decreased $52.9 million, or 38.1%, from $138.9 million in the first quarter of 2002 to $86.0 million in the first quarter of 2003 due to the Company’s decision to terminate its supply agreement with Dell during 2002 and to a reduction in revenue earned from IBM, Alcatel and other customers due to the continued economic slowdown. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. With the exit of Dell now complete, the Company expects lower revenues in 2003, which is expected to be offset by reduced expenses and reduced working capital requirements.

During the first quarter of 2003, we recorded approximately $2.4 million of sales of raw materials inventory to customers, which carried no margin, compared to $10.0 million of such sales for the same period in 2002.

Revenue from IBM of $17.5 million and Alcatel of $12.9 million for the first quarter of 2003 was 20.3% and 15.0%, respectively, of total revenue for the period. Revenue from IBM of $36.4 million and Alcatel of $19.8 million for the first quarter of 2002 was 26.2% and 14.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

In the first quarter of 2003, 50.3% of our revenue was generated from operations in the United States, 24.0% from Mexico, 24.4% from Canada and 1.3% from Europe. In the first quarter of 2002, 62.9% of our revenue was generated from operations in the United States, 26.7% from Mexico, 9.7% from Canada, and 0.7% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua facility, with the transfer of certain production from other facilities. We also expect to terminate manufacturing in

Europe during the second quarter of 2003. Additionally, we expect to begin having products manufactured for us in China by the end of the second quarter of 2003.

Gross Profit

Gross profit increased $1.4 million from $6.7 million, or 4.9% of revenue, for the first quarter of 2002 to $8.1 million, or 9.4% of revenue, for the first quarter of 2003. The improvement in gross profit is due largely to the change in customer mix coupled with a reduction in fixed manufacturing expenses achieved through the restructuring efforts initiated during fiscal years 2001 and 2002. The improvement in gross margin is due to the change in customer mix coupled with lower labor costs as a percentage of revenue, due to the continued focus on expense management.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.8 million from $7.1 million, or 5.1% of revenue, for the first quarter of 2002 to $5.3 million, or 6.2% of revenue, for the first quarter of 2003. The reduction in selling, general and administrative expenses is due to our continued focus on reducing selling, general and administrative expenses at each site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the lower sales base.

Amortization

Amortization of intangible assets of $1.0 million for the first quarter of 2003 represents the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

Amortization of intangible assets of $0.4 million for the first quarter of 2002 included the amortization of $0.3 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs.

Restructuring Charges

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity and in the third and fourth quarter of 2002 recorded restructuring charges of $37.4 million related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2.1 million primarily related to the costs associated with the disengagement of a customer and the continued downturn.

The Company recorded further charges of $0.2 million related to the 2002 plan during the first quarter of 2003 related to severance costs associated with the closure of the Austin facility and the resizing of various other facilities. The severance costs related to 58 plant and operational employees, primarily at the Austin and Mexico facilities.

The Company expects the majority of the remaining restructuring accruals as at March 30, 2003 of $1.7 million relating to the 2001 restructuring program and $18.4 million relating to the 2002 restructuring program to be paid by the end of fiscal year 2004.

Interest Expense

Interest expense decreased $0.8 million from $2.3 million for the first quarter of 2002 to $1.5 million, for the first quarter of 2003. Lower average debt outstanding during the first quarter of 2003 was partially offset by higher interest rates. The weighted average interest rates with respect to the debt for the first quarter of 2003 and 2002 were 7.6% and 7.2%, respectively.

Income Tax Expense

For the first quarter of 2003, an income tax expense of $0.1 million was recorded on pre-tax earnings of $0.1 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations. At March 30, 2003, the Company had a deferred tax asset of $34.2 million. The Company’s future results of operations could be materially affected if it determines to increase the valuation allowance related to the deferred tax asset. For the first quarter of 2002 an income tax recovery of $0.6 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $3.1 million resulting in an effective tax recovery rate of 19.4%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

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

The following information relates to the discontinued operations:

	Quarter ended
(in millions)	March 30, 2003	March 31, 2002
Revenue	$—	$5.0

Loss from discontinued operations	$—	$10.2

In 2002, the loss from discontinued operations includes the cost of closing the Cork facility of $9.7 million. Within this amount are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees at that site. Costs of $2.7 million were paid out during 2002 and costs of $0.1 million were paid out during the quarter ended March 30, 2003.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our senior credit facility. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance capital expenditures and working capital requirements.

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

Three months ended March 30, 2003 Liquidity:

Net cash provided by operating activities for the first quarter of 2003 was $1.6 million. Cash was generated largely from net earnings and the collection of accounts receivable, partially offset by a decline in accounts payable and accrued liabilities. Our net cash cycle improved from 52 days for the first quarter of 2002 to 39 days for the first quarter of 2003. Days inventory improved to 44 days exiting the first quarter of 2003 from 62 days exiting the first quarter of 2002.

Net cash used in financing activities for the first quarter of 2003 was $1.8 million due to the net repayment of long-term debt of $1.7 million, consisting of the repayment of the term component of the credit facility of $3.7 million, offset by an increase to the revolving component of the credit facility of $2.0 million and the repayment of capital leases of $0.1 million.

Net cash used in investing activities for the first quarter of 2003 was $0.0 million.

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

Continued compliance with the financial covenants is dependent on the Company achieving the forecasts inherent in its December 2002 business plan. The forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. If the Company does not comply with its financial covenants and such default is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 2.5%. As March 30, 2003 we had borrowed $80.9 million under this facility.

In connection with the December 31, 2002 amendment, the lenders returned to the Company for cancellation the existing warrants they held, and the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, (b) 1.0% of the total outstanding shares on December 31, 2002, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003, (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. The Company met its EBITDA targets as at March 30, 2003. As such, the warrants referred to in (c) above were not issued. If all amounts outstanding under the credit agreement are repaid in full on or before December 31, 2003, all warrants referred to in (b) through (e) above and received by the lenders shall be returned to the Company and cancelled. The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

In connection with the December 31, 2002 amendment, we paid approximately $1.7 million in amendment fees. The amendment fees and the fair value of the warrants to be issued in connection with the December 31, 2002 amendment have been accounted for as deferred financing fees included in other assets in the financial statements.

If the Company is able to achieve its December 2002 business plan, management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. If the Company is unable to achieve its December 2002 business plan and does not comply with its financial covenants, we would not have sufficient resources to meet our debt service requirements, capital expenditures and working capitals needs unless such default is cured or waived. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Recently Issued Accounting Standards

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and there was no material effect as a result of the adoption of this Statement on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 recognizes the liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3 a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the quarter ended March 30, 2003 were made in accordance with the new standard.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company adopted the disclosure requirements in its 2002 consolidated financial statements. The Company has not entered into or modified any guarantees after December 31, 2002. See note 11 for disclosure related to guarantees.

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

Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset groupings) to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Effective January 1, 2002, the Company adopted the new accounting standard issued in 2001, which is summarized in note 2(q(ii)), changes in accounting policies, to the December 31, 2002 consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. The adoption of this new accounting standard did not affect the Company’s financial statements as at the date of adoption.

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations. At March 30, 2003, the Company had a deferred tax asset of $34.2 million. The Company’s future results of operations could be materially affected if it determines to increase the valuation allowance related to the deferred tax asset.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002 and the first quarter of 2003. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during 2002. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our two largest customers during the first quarter of 2003 were IBM and Alcatel, which represented approximately 20.3% and 15.0%, respectively, of our total revenue for that period. Our top ten largest customers (including IBM and Alcatel) collectively represented approximately 85.1% of our total revenue during the first quarter of 2003. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. Nevertheless, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. We have also determined to close our interconnect facility in Donegal, Ireland and our site in Austin, Texas. Manufacturing ceased in Austin, Texas during the first quarter of 2003, and we expect to cease operations at Donegal, Ireland during the second quarter of 2003. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue generated outside of the United States and Canada was approximately 8.8% in the first quarter of 2003. International operations are subject to inherent risks, including:

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

At March 30, 2003, we had $80.9 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions;

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

•	We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

•	We may fail to comply with the covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility. During the fourth quarter of 2002, we were in violation of certain covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants through June 2004 consistent with our December 2002 business plan. However, there can be no assurance that we will maintain compliance with the covenants under our credit agreement.

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

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, incur cash restructuring costs, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. During the fourth quarter of 2002, we were in violation of certain covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants through June 2004 consistent with our December 2002 business plan. As a result of our non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended March 30, 2003 was 7.6%. Our debt of $80.9 million bore interest at 6.8% on March 30, 2003 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 7.1% and our interest expense would have increased by approximately $0.1 million for the first quarter of 2003.

Foreign Currency Exchange Risk.

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

Item 5.    Other Information

Accompanying this Quarterly Report on Form 10-Q are the certificates of the Chief Executive Officer and Chief Financial Officer required by Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of which are furnished as exhibits to this report.

Michael Griffiths declined to stand for re-election as a member of SMTC’s Board of Directors at the Company’s 2003 Annual Meeting of Stockholders. Accordingly, his term as a director serving the Company’s Board and as a member of the Audit Committee expired on May 6, 2003, the date of the Annual Meeting.

The Company ceased manufacturing at the Austin, Texas facility during the first quarter of 2003 and transferred the production to more cost effective regions. The Company ceased manufacturing at the Donegal, Ireland site during April of 2003 and has entered into alternative arrangements to produce cables and harnesses for its customers.

Item 6.    Exhibits And Reports On Form 8-K

(a) List of Exhibits:

10.1 Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation.

99.1 Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

99.2 Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ Paul Walker
Name: Paul Walker Title: President and CEO

By:	/s/ Frank Burke
Name: Frank Burke Title: Chief Financial Officer

Date: May 14, 2003

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

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Paul Walker

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

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/    Frank Burke

Frank Burke

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document

10.1	Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation

99.1	Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.

99.2	Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2003.