Form 10-Q
period 2003-06-29
SMTC CORP
filed 2003-08-13
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Yes ☐     No ☒

As of August 8, 2003, SMTC Corporation had 23,405,943 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 8, 2003, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,283,836 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

	June 29, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$317	$370
Accounts receivable, net of an allowance for doubtful accounts of $2,117 (December 31, 2002—$2,097)	44,548	57,398
Inventories (note 3)	30,737	38,362
Prepaid expenses	1,660	2,611
Income taxes recoverable	251	841

	77,513	99,582
Capital assets	35,809	43,677
Other assets	6,858	13,378
Deferred income taxes (note 6)	—	34,325

	$120,180	$190,962

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$48,822	$56,165
Accrued liabilities	25,722	33,814
Current portion of long-term debt (note 4)	20,000	17,500
Current portion of capital lease obligations	273	257

	94,817	107,736
Long-term debt (note 4)	47,160	65,089
Capital lease obligations	65	176

Shareholders’ equity (deficit):
Capital stock	64,753	66,802
Warrants	1,255	1,255
Loans receivable	(5)	(5)
Additional paid-in-capital	165,409	163,360
Deficit	(253,274)	(213,451)

	(21,862)	17,961
Guarantees (note 11)

	$120,180	$190,962

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenue	$74,512	$161,589	$160,512	$300,498
Cost of sales	69,598	154,584	147,478	286,745

Gross profit	4,914	7,005	13,034	13,753
Selling, general and administrative expenses	5,206	6,218	10,534	13,308
Amortization	972	601	1,944	1,056
Restructuring charges and other charges (note 8)	2,873	—	3,112	—

Operating income (loss)	(4,137)	186	(2,556)	(611)
Interest	1,328	2,389	2,843	4,704

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(5,465)	(2,203)	(5,399)	(5,315)
Income tax expense (recovery) (note 6)	34,390	(390)	34,424	(1,030)

Loss from continuing operations	(39,855)	(1,813)	(39,823)	(4,285)
Loss from discontinued operations (note 9)	—	—	—	(10,197)
Cumulative effect of a change in accounting policy (note 10)	—	—	—	(55,560)

Net loss	$(39,855)	$(1,813)	$(39,823)	$(70,042)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Loss per share:
Basic loss per share from continuing operations	$(1.39)	$(0.06)	$(1.39)	$(0.15)
Loss from discontinued operations per share	—	—	—	(0.36)
Loss from the cumulative effect of a change in accounting policy per share	—	—	—	(1.93)

Basic loss per share	$(1.39)	$(0.06)	$(1.39)	$(2.44)

Diluted loss per share	$(1.39)	$(0.06)	$(1.39)	$(2.44)

Weighted average number of common shares used in the calculations of loss per share (note 5):
Basic	28,689,779	28,689,779	28,689,779	28,689,779
Diluted	28,689,779	28,689,779	28,689,779	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Expressed in thousands of U.S. dollars)

Six months ended June 29, 2003

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2002	$66,802	$1,255	$163,360	$(5)	$(213,451)	$17,961
Conversion of shares from exchangeable to common stock	(2,049)	—	2,049	—	—	—
Net loss for the period	—	—	—	—	(39,823)	(39,823)

Balance, June 29, 2003	$64,753	$1,255	$165,409	$(5)	$(253,274)	$(21,862)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Cash provided by (used in):
Operations:
Net loss	$(39,855)	$(1,813)	$(39,823)	$(70,042)
Items not involving cash:
Amortization	972	601	1,944	1,056
Depreciation	2,178	2,982	4,730	6,035
Deferred income tax expense (benefit)	34,221	(568)	34,325	(1,212)
Gain on disposition of assets	(25)	(25)	(25)	(25)
Impairment of assets (note 8)	3,226	—	3,226	1,129
Gain on disposal of assets previously written down (note 8)	(208)	—	(208)	—
Discount on prepayment of shareholder Loans (note 8)	389	—	389	—
Write-down of goodwill (note 10)	—	—	—	55,560
Change in non-cash operating working capital:
Accounts receivable	9,755	(3,641)	12,850	390
Inventories	7,686	9,560	7,625	(345)
Prepaid expenses	393	(687)	951	(589)
Income taxes recoverable	(75)	(521)	590	476
Accounts payable	(4,503)	465	(7,343)	5,729
Accrued liabilities	(4,246)	(5,966)	(7,730)	3,590

	9,908	387	11,501	1,752
Financing:
Increase in long-term debt	—	4,084	—	—
Repayment of long-term debt	(13,709)	(2,500)	(15,429)	(8,761)
Principal payments on capital lease obligations	(12)	(53)	(95)	(105)
Repayment of shareholder loans	3,795	—	3,795	—
Debt issuance costs	—	(1,750)	—	(2,031)

	(9,926)	(219)	(11,729)	(10,897)
Investments:
Purchase of capital assets	(35)	(1,266)	(88)	(2,310)
Proceeds from sale of capital assets	233	101	233	101
Other	—	—	30	—

	198	(1,165)	175	(2,209)

Increase (decrease) in cash	180	(997)	(53)	(11,354)
Cash, beginning of period	137	1,746	370	12,103

Cash, end of period	$317	$749	$317	$749

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Supplemental disclosures:
Cash paid during the period:
Income taxes	$—	$699	$144	$1,300
Interest	1,384	2,199	1,384	4,365
Non-cash financing activities:
Issuance of warrants	$—	$165	$—	$659

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

1.    Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at June 29, 2003, unaudited consolidated statements of operations for the three and six month periods ended June 29, 2003 and June 30, 2002, unaudited consolidated statement of changes in shareholders’ equity (deficit) for the six month period ended June 29, 2003, and unaudited consolidated statements of cash flows for the three and six month periods ended June 29, 2003 and June 30, 2002 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended June 29, 2003 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2002.

The unaudited interim consolidated financial statements are based upon accounting principles consistent with those described in the December 31, 2002 audited consolidated financial statements except as follows:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and there was no material effect as a result of the adoption of this Statement on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 provides for the recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3, a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the three and six months ended June 29, 2003 were made in accordance with the new standard.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

1.    Basis of presentation (continued):

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company adopted the disclosure requirements in its 2002 consolidated financial statements. The Company has not entered into or modified any guarantees after December 31, 2002. See note 11 for disclosure related to guarantees.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. The consolidation requirements of FIN No. 46 do not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of Statement 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. The Company does not expect adoption of Statement 150 to have a material impact on its consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

2.    Stock-based compensation:

The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) as amended by Statement 148.

The table below sets out the pro forma amounts of net earnings (loss) and net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net earnings (loss), as reported	$(39,855)	$(1,813)	$(39,823)	$(70,042)
Stock-based compensation expense	(309)	(286)	(658)	(538)

Pro forma loss	(40,164)	(2,099)	(40,481)	(70,580)

Basic earnings (loss) per share, as reported	$(1.39)	$(0.06)	$(1.39)	$(2.44)
Stock-based compensation expense	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma basic loss per share	(1.40)	(0.07)	(1.41)	(2.46)

Diluted earnings (loss) per share, as reported	$(1.39)	$(0.06)	$(1.39)	$(2.44)
Stock-based compensation expense	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma diluted loss per share	(1.40)	(0.07)	(1.41)	(2.46)

No compensation expense has been recorded in the statement of operations for the three and six months ended June 29, 2003 and June 30, 2002.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

2.    Stock-based compensation (continued):

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model using the following assumptions:

	Six months ended
	June29, 2003	June 30, 2002
Risk-free interest rate	4.0%	5.0%
Dividend yield	—	—
Expected life	4 years	4 years
Volatility	120.0%	120.0%

During the six months ended June 29, 2003, the Company granted 40,000 options to purchase common stock at an exercise price of $0.75 per share, the fair market value on the date of grant.

3.    Inventories:

	June 29, 2003	December 31, 2002
Raw materials	$15,559	$15,665
Work in process	8,656	9,712
Finished goods	5,725	12,093
Other	797	892

	$30,737	$38,362

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

4.    Long-term debt:

During the fourth quarter of 2002, the Company was in violation of certain covenants contained in the credit agreement. The violation was waived and effective December 31, 2002, the Company and its lending group signed an amendment to the credit agreement covering the period up to July 30, 2004 that provided for an initial amount of $27,500 in term loans and $90,000 in revolving credit loans, swing-line loans and letters of credit and amended certain financial and other covenants based on the Company’s business plan. During the amendment period, the facility bears interest at the U.S. base rate plus 0.25% to 2.5%.

The Company was in compliance with the amended financial covenants at June 29, 2003. Continued compliance with the amended financial covenants through July 30, 2004 is dependent on the Company achieving the forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

The Company’s revolving credit facility matures in July 2004 and accordingly as at June 29, 2003, this amount has been classified as a long-term liability. The Company has a number of initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. To date no agreements have been reached and there can be no assurances that such agreements will be reached. Should the Company not be able to refinance the debt prior to July 30, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, the Company expects to initiate negotiations with its current lenders to modify the terms of the loan agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the loan agreement.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

5.    Loss per share:

The following table sets forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Numerator:
Net loss from continuing operations	$(39,855)	$(1,813)	$(39,823)	$(4,285)
Net loss	(39,855)	(1,813)	(39,823)	(70,042)

Denominator:
Weighted average shares—basic	28,689,779	28,689,779	28,689,779	28,689,779
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted-average shares—diluted	28,689,779	28,689,779	28,689,779	28,689,779

Loss per share:
Basic and diluted, from continuing operations	$(1.39)	$(0.06)	$(1.39)	$(0.15)
Basic and diluted	(1.39)	(0.06)	$(1.39)	$(2.44)

Options and warrants to purchase common stock were outstanding during the three and six month periods ended June 29, 2003 and June 30, 2002 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the loss per share for the period.

6.    Income taxes:

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

6.    Income taxes (continued):

assets in all jurisdictions worldwide increased from approximately $35,000 at December 31, 2002 to approximately $71,000 at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34,200. In addition the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

7.    Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has five facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effect of changes in accounting policies. Discontinued operations in the first quarter of 2002 relates to the Cork, Ireland facility (note 9), which was previously included in the results of the European segment. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended June 29, 2003			Six months ended June 29, 2003
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$47,774	$(2,348)	$45,426	$109,993	$(4,527)	$105,466
Canada	34,511	(6,211)	28,300	64,628	(11,136)	53,492
Europe	981	(230)	751	2,542	(1,079)	1,463
Mexico	33,645	(33,610)	35	63,248	(63,157)	91

	$116,911	$(42,399)	$74,512	$240,411	$(79,899)	$160,512

EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):

United States			$(902)			$(849)
Canada			(1,452)			(970)
Europe			63			89
Mexico			1,610			3,841

			(681)			2,111
Interest			1,328			2,843
Amortization			972			1,944
Restructuring charges (note 8)			2,484			2,723

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy			$(5,465)			$(5,399)

Capital expenditures:
United States			$35			$71
Mexico			—			17

			$35			$88

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

7.    Segmented information (continued):

	Three months ended June 30, 2002			Six months ended June 30, 2002
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$142,588	$(7,915)	$134,673	$265,900	$(13,314)	$252,586
Canada	29,341	(3,893)	25,448	48,400	(5,947)	42,453
Europe	1,579	(266)	1,313	2,960	(501)	2,459
Mexico	42,164	(42,009)	155	94,474	(91,474)	3,000

	$215,672	$(54,083)	$161,589	$411,734	$(111,236)	$300,498

EBITA (before discontinued operations and restructuring charges):
United States			$(847)			$(2,412)
Canada			992			520
Europe			(199)			(406)
Mexico			841			2,743

			787			445
Interest			2,389			4,704
Amortization			601			1,056

Loss before income taxes, and discontinued operations			$(2,203)			$(5,315)

Capital expenditures:
United States			$689			$1,410
Canada			469			543
Europe			2			26
Mexico			106			331

			$1,266			$2,310

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

7.    Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Geographic revenue:
United States	$61,041	$120,806	$130,370	$234,617
Canada	6,938	11,189	16,034	20,501
Europe	2,611	16,952	6,001	25,259
Asia	1,779	8,769	3,613	14,110
Mexico	2,143	3,873	4,494	6,011

	$74,512	$161,589	$160,512	$300,498

			June 29, 2003	December 31, 2002
Long-lived assets:
United States			$15,388	$21,080
Canada			3,467	4,618
Mexico			16,954	17,979

			$35,809	$43,677

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

8.    Restructuring and other charges:

2001 Restructuring Plan:

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure. The following table details the related amounts included in accrued liabilities as at June 29, 2003 relating to the 2001 plan:

	Accrual at March 30, 2003	Cash payments	Accrual at June 29, 2003
Lease and other contract obligations	$1,327	$(256)	$1,071
Other facility exit costs	409	(126)	283

	1,736	$(382)	$1,354

2002 Restructuring Plan:

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

The Company recorded further charges related to the 2002 plan during the first and second quarters of 2003 of $239 and $3,672, respectively. The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site. Accordingly, a restructuring charge of $3,226 was recorded reflecting the write-down of the Appleton assets to the estimated realizable value. The balance of the restructuring charges related to lease and other contract obligations of $122 and severance costs of $563, associated with the closure and resizing of facilities . The severance costs related to 110 plant and operational employees, primarily at the Austin and Mexico facilities. Also during the second quarter of 2003 the Company recorded adjustments to its initial 2002 restructuring plan accrual for lease and other contract obligations and other facility exit costs of $661 and $303, respectively, due to the Company settling certain obligations for less than the original estimated amounts. The Company also recorded a gain of $224 related to the disposal of assets previously written down at the Donegal and Austin facilities.

In light of the Company’s plan to lower its bank indebtedness, it requested that certain shareholder loans be repaid prior to the expiration of the term. Accordingly, during the second quarter of 2003 the Company recorded a discount of $389 on the prepayment of shareholder loans that had a carrying value of $4,184, resulting in net proceeds of $3,795.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

8.    Restructuring and other charges (continued):

The following table details the components of the restructuring and other charges related to the 2002 restructuring plan:

	Three months ended June 29, 2003	Six months ended June 29, 2003
Lease and other contract obligations	$122	$122
Adjustment of previously recorded lease and other contract obligations	(661)	(661)
Severance	324	563
Adjustment to other facility exit costs	(303)	(303)
Asset impairment charge	3,226	3,226
Proceeds on assets previously written down	(224)	(224)

	$2,484	$2,723
Discount on prepayment of shareholder loans	389	389

	$2,873	$3,112

The following table details the related amounts included in accrued liabilities as at June 29, 2003 related to the 2002 plan:

	Accrual at March 31, 2003	2003 charges	2003 adjustments	Cash payments	Accrual at June 29, 2003
Lease and other contract obligations	$15,961	$122	$(661)	$(2,462)	$12,960
Severance	893	324	—	(1,121)	96
Other facility exit costs	1,509	—	(303)	(185)	1,021

	$18,363	$446	$(964)	$(3,768)	$14,077

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

9.    Discontinued Operations (continued):

The following information relates to the discontinued operations:

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenue	$—	$—	$—	$5,035

Loss from discontinued operations	$—	$—	$—	$10,197

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

The following table details the related amounts included in accrued liabilities as at June 29, 2003:

	Accrual at March 31, 2003	Cash payments	Accrual at June 29, 2003
Severance	$188	—	$188

10.    Goodwill and Intangible Assets:

In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there were no

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended June 29, 2003 and June 30, 2002

(Unaudited)

10.    Goodwill and Intangible Assets (continued):

intangible assets relating to previous acquisitions that need to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company identified its reporting units to be consistent with its business units, as defined in note 7, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other U.S. facilities and as a result, is a separate reporting unit. In connection with the implementation of the new accounting standards, the Company completed the transitional goodwill impairment test, resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, U.S. and Boston reporting units of $15,482, $26,698 and $13,380, respectively. The fair value of each reporting unit was determined using a discounted cash flow method. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s statements of operations as at January 1, 2002.

11.    Guarantees:

Contingent liabilities in the form of letters of credit and letters of guarantee are provided to certain third parties, which cover payments for certain purchases. The total amount of future payments to be made under these guarantees is $858.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenue	$74.5	$161.6	$160.5	$300.5
Cost of sales	69.6	154.6	147.5	286.8

Gross profit	4.9	7.0	13.0	13.7
Selling, general and administrative expenses	5.2	6.2	10.5	13.3
Amortization	1.0	0.6	2.0	1.0
Restructuring and other charges (a)	2.9	—	3.1	—

Operating income (loss)	(4.2)	0.2	(2.6)	(0.6)
Interest	1.3	2.4	2.8	4.7

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(5.5)	(2.2)	(5.4)	(5.3)
Income tax expense (recovery) (b)	34.4	(0.4)	34.4	(1.0)

Loss from continuing operations	(39.9)	(1.8)	(39.8)	(4.3)
Loss from discontinued operations (c)	—	—	—	(10.2)
Cumulative effect in a change in accounting policy (d)	—		—	(55.6)

Net loss	(39.9)	$(1.8)	$(39.8)	$(70.1)

Net loss per common share: Basic from continuing operations	$(1.39)	$(0.06)	$(1.39)	$(0.15)
Loss from discontinued operations	—	—	—	(0.36)
Cumulative effect of a change in accounting policy	—	—	—	(1.93)

Basic	$(1.39)	$(0.06)	$(1.39)	$(2.44)
Diluted	$(1.39)	$(0.06)	$(1.39)	$(2.44)

Weighted average number of shares outstanding:
Basic	28.7	28.7	28.7	28.7
Diluted	28.7	28.7	28.7	28.7

Consolidated Statement of Operations Data (continued):

(in millions, except per share amounts)

(a)	In response to the continuing industry economic downturn during 2002, the Company took further steps to realign its cost structure and plant capacity and in the third and fourth quarter of 2002 recorded restructuring charges of $37.4 million related to the costs associated with exiting or re-sizing facilities, and other charges of $2.1 million related to inventory charges resulting from its disengagement as a supplier to Dell, coupled with the effects of the continued downturn in the technology sector. The Company recorded further charges related to the 2002 plan during the first and second quarters of 2003 of $0.2 million and $3.7 million, respectively. The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site. Accordingly, a restructuring charge of $3.2 million was recorded reflecting the write-down of the Appleton assets to the estimated realizable value. The balance of the restructuring charges related to lease and other contract obligations of $0.1 million and severance costs of $0.6 million, associated with the closure and resizing of facilities. Also during the second quarter of 2003, the Company recorded adjustments to its initial 2002 restructuring plan accrual for lease and other contract obligations and other facility exit costs of $1.0 million due to the Company settling certain obligations for less than the original estimated amounts. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities. Also, during the second quarter of 2003, the Company recorded a discount of $0.4 million on the prepayment of shareholder loans. Refer to note 8 to our consolidated financial statements.

(b)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance of for its deferred tax assets . Refer to note 10 to our consolidated financial statements.

(c)	In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. Refer to note 9 to our consolidated financial statements.

(d)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 10 to our consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)	June 29, 2003	December 31, 2002
	(Unaudited)
Cash	$0.3	$0.4
Working capital (deficiency)	(18.4)	(8.2)
Total assets	120.2	191.0
Total debt, including current maturities	67.2	82.6
Shareholders’ equity (deficit)	(21.9)	18.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We currently service our customers through five manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

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

We also made the decision to close our interconnect facility in Donegal, Ireland, primarily due to decreased revenues generated by that facility as a result of customer losses and reduced volume with existing customers. We ceased manufacturing at our Donegal site during the second quarter of 2003. Additionally, we have concluded that operations at our Austin, Texas location have become too expensive to justify continued operation. We ceased manufacturing at our Austin site during the first quarter of 2003. The Company decided it would close its facility in Charlotte, North Carolina during the second quarter of 2003, which corresponded to the expiration of the facility lease. We ceased manufacturing at our Charlotte site at the end of the second quarter of 2003.

The Company recorded during the third and fourth quarters of 2002 restructuring charges of $37.4 million related the cost of exiting the Donegal and Austin facilities and right-sizing the San Jose, California, Charlotte, North Carolina, Chihuahua, Mexico and Markham, Ontario facilities, including the cost of exiting equipment leases and facility leases, severance costs, asset impairment charges and inventory exposures and other charges of $2.1 million related to inventory charges resulting from the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector.

The Company recorded further charges related to the 2002 plan during the first and second quarters of 2003 of $0.2 million and $3.7 million, respectively. The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site. Accordingly, a restructuring charge of $3.2 million was recorded reflecting the write-down of the Appleton assets to the estimated realizable value. The balance of the restructuring charges related to lease and other contract obligations of $0.1 million and severance costs of $0.6 million, associated with the closure and resizing of facilities. Also during the second quarter of 2003 the Company recorded adjustments to its initial 2002 restructuring plan accrual for lease and other contract obligations and other facility exit costs of $1.0 million due to the Company settling certain obligations for less than the original estimated amounts. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities. In light of the Company’s plan to lower its bank indebtedness, it requested that certain shareholder loans be repaid prior to the expiration of the term. Accordingly, during the second quarter of 2003 the Company recorded a discount of $0.4 million on the prepayment of shareholder loans, that had a carrying value of $4.2 million, resulting in net proceeds of $3.8 million.

Management has been reviewing the valuation of its assets, and in particular, in assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax asset relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate.

As a result of restructuring actions and market conditions we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. The Company and its lenders entered into a term sheet under which the Company operated until February 2002, when we and our lending group executed an amendment to our credit facility to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both then-current revenues and the forecast for 2002.

The Company and its lending group agreed in April 2002 to further amend the credit agreement to increase the Company’s permitted loan balances to correspond to its higher working capital needs.

The Company and its lending group further amended the credit agreement effective as of December 31, 2002, which was prior to the date on which the Company was to revert back to the covenants under the original credit agreement, to revise certain covenants and waive certain defaults under the credit agreement. The revised terms of the credit agreement establish amended financial and other covenants covering the period up to June 30, 2004, based on the Company’s December 2002 business plan. (See “Liquidity and Capital Resources”)

The Company was in compliance with the amended financial covenants at June 29, 2003. Continued compliance with the amended financial covenants through June 30, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

The Company’s revolving credit facility matures in July 2004 and accordingly as at June 29, 2003, this amount has been classified as a long-term liability. The Company has a number of initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. To date no agreements have been reached and there can be no assurances that such agreements will be reached. Should the Company not be able to refinance the debt prior to July 30, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, the Company expects to initiate negotiations with its current lenders to modify the terms of the loan agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the loan agreement.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC, are prepared in accordance with United States GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenue	100%	100%	100.0%	100.0%
Cost of sales	93.4	95.7	91.9	95.4

Gross profit	6.6	4.3	8.1	4.6
Selling, general and administrative expenses	7.0	3.8	6.5	4.5
Amortization	1.4	0.4	1.3	0.3
Restructuring charges	3.9	—	1.9	—

Operating income (loss)	(5.7)	0.1	(1.6)	(0.2)
Interest	1.7	1.5	1.7	1.6

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(7.4)	(1.4)	(3.3)	(1.8)
Income tax expense (recovery)	46.2	(0.3)	21.6	(0.4)

Loss from continuing operations	(53.6)	(1.1)	(24.9)	(1.4)
Loss from discontinued operations	—	—	—	(3.4)
Cumulative effect of a change in accounting policy	—	—	—	(18.5)

Net Loss	(53.6)%	(1.1)%	(24.9)%	(23.3)%

Quarter ended June 29, 2003 compared to the quarter ended June 30, 2002

Revenue

Revenue decreased $87.1 million, or 53.9%, from $161.6 million in the second quarter of 2002 to $74.5 million in the second quarter of 2003 due to the Company’s decision to terminate its supply agreement with Dell during 2002 and to a reduction in revenue earned from IBM, Alcatel and other customers due to the continued economic slowdown. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital.

During the second quarter of 2003, we recorded approximately $2.3 million of sales of raw materials inventory to customers, which carried no margin, compared to $8.0 million of such sales for the same period in 2002.

Revenue from the IBM program of $20.2 million and Ingenico of $10.0 million for the second quarter of 2003 was 27.2% and 13.4%, respectively, of total revenue for the period. Revenue from Dell of $40.2 million, IBM of $26.1 million and Alcatel of $16.2 million for the second quarter of 2002 was 24.9%, 16.2% and 10.0%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

In the second quarter of 2003, 40.4% of our revenue was generated from operations in Mexico, 34.4% from the United States, 24.0% from Canada and 1.2% from Europe. In the second quarter of 2002, 60.1% of our revenue was generated from operations in the United States, 24.3% from Mexico, 14.7% from Canada, and 0.9% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua and Markham facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003. Additionally, we expect to begin having products manufactured for us in China by the end of fiscal year 2003.

Gross Profit

Gross profit decreased $2.1 million from $7.0 million, or 4.3% of revenue, for the second quarter of 2002 to $4.9 million, or 6.6% of revenue, for the second quarter of 2003. The decline in gross profit is primarily a result of lower sales, offset by the positive effect of changes in customer mix. The improvement in gross profit margin percentage reflects the focus on higher margin sectors coupled with improved manufacturing efficiencies as we realize the benefits from our restructuring initiatives.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million from $6.2 million, or 3.8% of revenue, for the second quarter of 2002 to $5.2 million, or 7.0% of revenue, for the second quarter of 2003. The reduction in selling, general and administrative expenses is due to the closure of our Donegal and Austin facilities and to our continued focus on reducing selling, general and administrative expenses at each operating site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the lower sales base.

Amortization

Amortization of intangible assets of $1.0 million for the second quarter of 2003 represents the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

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

The Company recorded further charges related to the 2002 plan during the first and second quarters of 2003 of $0.2 million and $4.8 million, respectively. The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site. Accordingly, a restructuring charge of $3.2 million was recorded reflecting the write-down of the Appleton assets to the estimated realizable value. The balance of the restructuring charges related to lease and other contract obligations of $0.1 million and severance costs of $0.6 million, associated with the closure and resizing of facilities. Also during the second quarter of 2003 the Company recorded adjustments to its initial 2002 restructuring plan accrual for lease and other contract obligations and other facility exit costs of $1.0 million due to the Company settling certain obligations for less than the original estimated amounts. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities.

The Company expects the majority of the remaining restructuring accruals as at June 29, 2003 of $1.4 million relating to the 2001 restructuring program and $14.1 million relating to the 2002 restructuring program to be paid by the end of fiscal year 2004.

In light of the Company’s plan to lower its bank indebtedness, it requested that certain shareholder loans be repaid prior to the expiration of the term. Accordingly, during the second quarter of 2003, the Company recorded a discount of $0.4 million on the prepayment of shareholder loans that had a carrying value of $4.2 million, resulting in net proceeds of $3.8 million.

Interest Expense

Interest expense decreased $1.1 million from $2.4 million for the second quarter of 2002 to $1.3 million, for the second quarter of 2003 due to lower average debt outstanding during the second quarter of 2003 and coupled with lower interest rates. The weighted average interest rates with respect to the debt for the second quarter of 2003 and 2002 were 7.1% and 7.2%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

For the second quarter of 2002 an income tax recovery of $0.4 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $2.2 million resulting in an effective tax recovery rate of 18.2%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

Six months ended June 29, 2003 compared to the six months ended June 30, 2002

Revenue

Revenue decreased $140.0 million, or 46.6%, from $300.5 million for the first six months of 2002 to $160.5 million for the same period in 2003 due to the Company’s decision to terminate its supply agreement with Dell during 2002 and to a reduction in revenue earned from IBM, Alcatel and other customers due to the continued economic slowdown. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital.

During the first six months of 2003, we recorded approximately $4.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $17.9 million of such sales for the same period in 2002.

Revenue from the IBM program of $37.7 million, Alcatel of $18.9 million and Ingenico of $18.4 million for first six months of 2003 was 23.5%, 11.8% and 11.5%, respectively, of total revenue for the period. Revenue from IBM of $62.5 million, Dell of $52.3 million and Alcatel of $36.0 million for the first six months of 2002 was 20.8%, 17.4% and 12.0%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

In the first six months of 2003, 40.4% of our revenue was generated from operations in the United States, 35.7% from Mexico, 22.4% from Canada and 1.5% from Europe. In the first six months of 2002, 55.7% of our revenue was generated from operations in the United States, 29.6% from Mexico, 13.8% from Canada, and 0.9% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua and Markham facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003. Additionally, we expect to begin having products manufactured for us in China by the end of fiscal year 2003.

Gross Profit

Gross profit decreased $0.7 million from $13.7 million, or 4.6% of revenue, for first six months of 2002 to $13.0 million, or 8.1% of revenue, for the same period in 2003. The decline in gross profit is the primarily a result of the lower sales, offset by the positive effect of changes in customer mix. The improvement in gross profit margin percentage reflects the focus on higher margin sectors coupled with improved manufacturing efficiencies as we realize the benefits from our restructuring initiatives.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.8 million from $13.3 million, or 4.5% of revenue, for the first six months of 2002 to $10.5 million, or 6.5% of revenue, for the same period in 2003. The reduction in selling, general and administrative expenses is a result of closing our Austin and Donegal facilities and our continued focus on reducing selling, general and administrative expenses at each operating site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the lower sales base.

Amortization

Amortization of intangible assets of $2.0 million for the first six months of 2003 represents the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

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

The Company recorded further charges related to the 2002 plan during the first and second quarters of 2003 of $0.2 million and $4.8 million, respectively. The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site. Accordingly, a restructuring charge of $3.2 million was recorded reflecting the write-down of the Appleton assets to the estimated realizable value. The balance of the restructuring charges related to lease and other contract obligations of $0.1 million and severance costs of $0.6 million, associated with the closure and resizing of facilities. Also during the second quarter of 2003 the Company recorded adjustments to its initial 2002 restructuring plan accrual for lease and other contract obligations and other facility exit costs of $1.0 million due to the Company settling certain obligations for less than the original estimated amounts. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities. .

The Company expects the majority of the remaining restructuring accruals as at June 29, 2003 of $1.4 million relating to the 2001 restructuring program and $14.1 million relating to the 2002 restructuring program to be paid by the end of fiscal year 2004.

In light of the Company’s plan to lower its bank indebtedness, it requested that certain shareholder loans be repaid prior to the expiration of the term. Accordingly, during the second quarter of 2003 the Company recorded a discount of $0.4 million on the prepayment of shareholder loans that had a carrying value of $4.2 million, resulting in net proceeds of $3.8 million.

Interest Expense

Interest expense decreased $1.9 million from $4.7 million for the first six months of 2002 to $2.8 million for the same period in 2003 due to lower average debt outstanding during the first six months of 2003, offset by higher interest rates. The weighted average interest rates with respect to the debt for the first six months of 2003 and 2002 were 7.3% and 7.2%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

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

The following information relates to the discontinued operations:

	Six months ended
(in millions)	June 29, 2003	June 30, 2002
Revenue	$—	$5.0

Loss from discontinued operations	$—	$10.2

In 2002, the loss from discontinued operations includes the cost of closing the Cork facility of $9.7 million. Within this amount are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees at that site. Costs of $2.7 million were paid out during 2002 and costs of $0.1 million were paid out during the six months ended June 29, 2003.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our senior credit facility. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance capital expenditures and working capital requirements and to fund operating losses in certain periods. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance capital expenditures and working capital requirements.

The Company’s revolving credit facility matures in July 2004 and accordingly as at June 29, 2003, this amount has been classified as a long-term liability. The Company has a number of initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. To date no agreements have been reached and there can be no assurances that such agreements will be reached. Should the Company not be able to refinance the debt prior to July 30, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, the Company expects to initiate negotiations with its current lenders to modify the terms of the loan agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the loan agreement.

During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. The Company continues to expect lower revenues in 2003, which is expected to be offset by reduced expense levels and reduced working capital usage.

Six months ended June 29, 2003 Liquidity:

Net cash provided by operating activities for the first six months of 2003 was $11.5 million. Cash was generated largely from the operating loss of $39.8 million, after adjusting for non cash items of $44.4 million, the collection of accounts receivable and a reduction in inventory, partially offset by a decline in accounts payable and accrued liabilities.

Net cash used in financing activities for the first six months of 2003 was $11.7 million due to the repayment of long-term debt of $15.4 million and the repayment of capital leases of $0.1 million, offset by the repayment of shareholder loans of $3.8 million.

Net cash provided by investing activities for the first six months of 2003 was $0.2 million, largely the result of proceeds from the sale of capital assets.

Six months ended June 30, 2002 Liquidity:

Net cash provided by operating activities for the first six months of 2002 was $1.8 million. Cash was generated largely an increase in accounts payable and accrued liabilities.

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

Capital Resources

As a result of restructuring actions and market conditions, we incurred a significant operating loss during 2001, which resulted in our non-compliance with certain financial covenants contained in our credit agreement as at September 30, 2001. The Company and its lenders entered into a term sheet under which the Company operated until February 2002 when we and our lending group executed an amendment to our credit facility to waive the September 30, 2001 defaults and to revise the covenant tests to be consistent with both then-current revenues and the forecast for 2002.

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

During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 0.25% to 2.5%. As at June 29, 2003 we had borrowed $67.2 million under this facility.

The Company’s revolving credit facility matures in July 2004 and accordingly as at June 29, 2003, this amount has been classified as a long-term liability. The Company has a number of initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. To date no agreements have been reached and there can be no assurances that such agreements will be reached. Should the Company not be able to refinance the debt prior to July 30, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, the Company expects to initiate negotiations with its current lenders to modify the terms of the loan agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the loan agreement.

If the Company is able to achieve its December 2002 business plan, management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through July 2004, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. If the Company is unable to achieve its December 2002 business plan and does not comply with its financial covenants, we would not have sufficient resources to meet our debt service requirements, capital expenditures and working capitals needs unless such default is cured or waived. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

In connection with the December 31, 2002 amendment, the lenders returned to the Company for cancellation the existing warrants they held, and the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, (b) 1.0% of the total outstanding shares on December 31, 2002, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003, (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. The Company met its EBITDA targets as at March 30, 2003 and June 29, 2003. As such, the warrants referred to in (c) and (d) above were not issued. If all amounts outstanding under the credit agreement are repaid in full on or before December 31, 2003, all warrants referred to in (b) through (e) above and received by the lenders shall be returned to the Company and cancelled. The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

In connection with the December 31, 2002 amendment, we paid approximately $1.7 million in amendment fees. The amendment fees and the fair value of the warrants to be issued in connection with the December 31, 2002 amendment have been accounted for as deferred financing fees included in other assets in the financial statements.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. The Statement is effective for fiscal 2003 and there was no material effect as a result of the adoption of this Statement on January 1, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nulifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 recognizes the liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3 a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the first two quarters of 2003 were made in accordance with the new standard.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company adopted the disclosure requirements in its 2002 consolidated financial statements. See note 11 for disclosure related to guarantees.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. The consolidation requirements of FIN No. 46 do not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of Statement 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. The Company does not expect adoption of Statement 150 to have a material impact on its consolidated financial statements.

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

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

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

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) inability to refinance long-term debt (2) increased competition; (3) increased costs; (4) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (5) the loss or retirement of key members of management; (6) increases in SMTC’s cost of borrowings or lack of availability of debt or equity capital on terms considered reasonable by management; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At June 29, 2003, we had $67.2 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

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

The Company’s revolving credit facility matures in July 2004 and accordingly as at June 29, 2003, this amount has been classified as a long-term liability. The Company has a number of initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. To date no agreements have been reached and there can be no assurances that such agreements will be reached. Should the Company not be able to refinance the debt prior to July 30, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, the Company expects to initiate negotiations with its current lenders to modify the terms of the loan agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the loan agreement.

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

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002 and the first two quarters of 2003. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during 2002 and the first two quarters of 2003. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our largest customers, our revenue could decline significantly.

Our two largest customers during the second quarter of 2003 were IBM and Ingenico, which represented approximately 27.2% and 13.4%, respectively, of our total revenue for that period. Our top ten largest customers (including IBM and Ingenico) collectively represented approximately 86.0% of our total revenue during the second quarter of 2003. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Historically, our calendar fourth quarter revenue has been highest and our calendar first quarter revenue has been lowest. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	variations in the timing of shipments of products to customers;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	effectiveness in managing our manufacturing processes and inventory levels;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	changes in the cost or availability of components or skilled labor;

•	the timing of, and the price we pay for, acquisitions and related integration costs; and

•	difficulty in acquiring and retaining customers and obtaining competitive credit terms from suppliers due to weakened financial results.

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

In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. We have also determined to close our interconnect facility in Donegal, Ireland and our sites in Austin, Texas and Charlotte, North Carolina. Manufacturing ceased in Austin, Texas during the first quarter of 2003, and we ceased operations at Donegal, Ireland and Charlotte, North Carolina during the second quarter of 2003. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we integrate operations from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently in discussions to sell its Appleton, Wisconsin manufacturing operations while retaining its design and engineering capabilities at this site.

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

Revenue generated outside of the United States and Canada was approximately 8.8% in the second quarter of 2003. International operations are subject to inherent risks, including:

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended June 29, 2003 was 7.1%. Our debt of $67.2 million bore interest at 5.3% on June 29, 2003 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 5.7 % and our interest expense would have increased by approximately $0.1 million for the second quarter of 2003.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting on May 6, 2003.

(b)	At the annual meeting, stockholders elected Messrs. Stephen Adamson, Thomas Cowan and Ian Loring as directors. Messrs. Mark Benham, William Brock, John Caldwell, Blair Hendrix,Stanley Plzak and Paul Walker continued serving their terms of office as directors after the annual meeting.

(c)	Results of annual meeting votes:

Proposal	For	Withheld
To elect as director Stephen Adamson to hold office until the 2006 annual meeting of stockholders and in accordance with the by-laws of the Company	18,089,972	143,485

To elect as director Thomas Cowan to hold office until the 2006 annual meeting of stockholders and in accordance with the by-laws of the Company	18,089,322	144,135

To elect as director Ian Loring to hold office until the 2006 annual meeting of stockholders and in accordance with the by-laws of the Company	16,376,072	1,857,385

ITEM 5.     OTHER INFORMATION.

Michael Griffiths declined to stand for re-election as a director of the Company, and his term as a director of the Company expired at the Company’s 2003 Annual Meeting held on May 6, 2003.

The Company announced on August 11, 2003 the resignation of Mr. Frank Burke, Chief Financial Officer. Mr. Burke will remain with the Company through a transitional period, which will allow for a successor to be named.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

10.1	Separation Agreement dated as of June 26, 2003 by and between SMTC Corporation and Stanley Plzak.

31.1	Certification of Paul Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

31.2	Certification of Frank Burke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.1	Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.2	Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

(b) Reports on Form 8-K:

On May 6, 2003, the Company furnished a Current Report on Form 8-K regarding the issuance of a press release announcing the Company’s financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By: /s/ PAUL WALKER

Name: Paul Walker

Title: President and CEO

By: /s/ FRANK BURKE

Name: Frank Burke

Title: Chief Financial Officer

Date: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Document

10.1	Separation Agreement dated as of June 26, 2003 by and between SMTC Corporation and Stanley Plzak.

31.1	Certification of Paul Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

31.2	Certification of Frank Burke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.1	Certification of Paul Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.

32.2	Certification of Frank Burke, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2003.