Form 10-Q
period 2003-09-28
SMTC CORP
filed 2003-11-17
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

As of November 7, 2003, SMTC Corporation had 24,095,968 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of November 7, 2003, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 4,593,811 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 28, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$621	$370
Accounts receivable, net of an allowance for doubtful accounts of $2,094 (December 31, 2002—$2,097)	51,000	57,398
Inventories (note 3)	35,163	38,362
Prepaid expenses	1,438	2,611
Income taxes recoverable	—	841

	88,222	99,582
Capital assets	32,331	43,677
Other assets	6,129	13,378
Deferred income taxes (note 6)	—	34,325

	$126,682	$190,962

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$47,008	$56,165
Accrued liabilities	23,168	33,814
Income taxes payable	266	—
Current portion of long-term debt (note 4)	11,942	17,500
Current portion of capital lease obligations	266	257

	82,650	107,736
Long-term debt (note 4)	62,980	65,089
Capital lease obligations	15	176
Shareholders’ equity (deficit):
Capital stock	64,266	66,802
Warrants	1,523	1,255
Loans receivable	(5)	(5)
Additional paid-in-capital	165,896	163,360
Deficit	(250,643)	(213,451)

	(18,963)	17,961
Guarantees (note 11)

	$126,682	$190,962

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(restated – note 9)		(restated – note 9)
Revenue	$76,973	$143,520	$229,220	$416,040
Cost of sales, including restructuring and other charges (note 8)	68,828	142,532	208,393	404,192

Gross profit	8,145	988	20,827	11,848
Selling, general and administrative expenses	4,562	6,015	14,019	17,954
Amortization	997	639	2,941	1,695
Restructuring and other charges (recoveries) (note 8)	8	6,441	(113)	6,441

Operating income (loss)	2,578	(12,107)	3,980	(14,242)
Interest	1,072	1,928	3,911	6,630

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	1,506	(14,035)	69	(20,872)
Income tax expense (recovery) (note 6)	204	(36)	34,839	(1,368)

Earnings (loss) from continuing operations	1,302	(13,999)	(34,770)	(19,504)
Earnings (loss) from discontinued operations (note 9)	1,329	583	(2,422)	(8,394)
Cumulative effect of a change in accounting policy (note 10)	—	—	—	(55,560)

Net earnings (loss)	$2,631	$(13,416)	$(37,192)	$(83,458)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(restated – note 9)		(restated – note 9)
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.04	$(0.49)	$(1.21)	$(0.68)
Earnings (loss) from discontinued operations per share	0.05	0.02	(0.09)	(0.30)
Loss from the cumulative effect of a change in accounting policy per share	—	—	—	(1.93)

Basic earnings (loss) per share	$0.09	$(0.47)	$(1.30)	$(2.91)

Diluted earnings (loss) per share	$0.09	$(0.47)	$(1.30)	$(2.91)

Weighted average number of shares used in the calculations of earnings (loss) per share (note 5):
Basic	28,689,779	28,689,779	28,689,779	28,689,779
Diluted	28,697,555	28,689,779	28,689,779	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(Expressed in thousands of U.S. dollars)

Nine months ended September 28, 2003

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity (deficit)
Balance, December 31, 2002	$66,802	$1,255	$163,360	$(5)	$(213,451)	$17,961
Conversion of shares from exchangeable to common stock	(2,536)	—	2,536	—	—	—
Warrants issued	—	110	—	—	—	110
Warrants to be issued	—	158	—	—	—	158
Net loss for the period	—	—	—	—	(37,192)	(37,192)

Balance, September 28, 2003	$64,266	$1,523	$165,896	$(5)	$(250,643)	$(18,963)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Cash provided by (used in):
Operations:
Net earnings (loss)	$2,631	(13,416)	$(37,192)	$(83,458)
Items not involving cash:
Amortization	997	639	2,941	1,695
Depreciation	1,735	3,047	6,465	9,082
Deferred income tax expense (benefit)	—	(12)	34,325	(1,224)
Gain on disposition of assets	—	1	(25)	(24)
Impairment of assets (note 8)	37	—	37	1,129
Loss on disposition of discontinued operation (note 9)	235	—	3,461	—
Gain on disposal of assets previously written down (note 8)	(69)	—	(277)	—
Discount on prepayment of shareholder loans (note 8)	—	—	389	—
Write-down of goodwill (note 10)	—	—	—	55,560
Change in non-cash operating working capital:
Accounts receivable	(8,354)	10,705	4,496	11,095
Inventories	(5,468)	31,842	2,157	31,497
Prepaid expenses	166	2,056	1,117	1,467
Income taxes recoverable	517	(175)	1,107	301
Accounts payable	(414)	(4,466)	(7,757)	1,263
Accrued liabilities	(2,525)	(6,524)	(10,255)	(2,934)

	(10,512)	23,697	989	25,449
Financing:
Increase in long-term debt	15,820	—	7,891	—
Repayment of long-term debt	(8,058)	(23,873)	(15,558)	(32,634)
Principal payments on capital lease obligations	(57)	(31)	(152)	(136)
Repayment of shareholder loans	—	8	3,795	8
Debt issuance costs	—	—	—	(2,031)

	7,705	(23,896)	(4,024)	(34,793)
Investments:
Purchase of capital assets	(49)	(200)	(137)	(2,510)
Proceeds from sale of capital assets	102	58	335	159
Proceeds from sale of discontinued operation (note 9)	3,058	—	3,058	—
Other	—	250	30	250

	3,111	108	3,286	(2,101)

Increase (decrease) in cash	304	(91)	251	(11,445)
Cash, beginning of period	317	749	370	12,103

Cash, end of period	$621	$658	$621	$658

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Supplemental disclosures:
Cash paid during the period:
Income taxes	$—	$344	$144	$1,644
Interest	1,278	—	2,662	4,365
Non-cash financing activities:
Issuance of warrants	$268	$—	$268	$659

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

1. Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at September 28, 2003, unaudited consolidated statements of operations for the three and nine month periods ended September 28, 2003 and September 29, 2002, unaudited consolidated statement of changes in shareholders’ equity (deficit) for the nine month period ended September 28, 2003, and unaudited consolidated statements of cash flows for the three and nine month periods ended September 28, 2003 and September 29, 2002 have been prepared on substantially the same basis as the annual consolidated financial statements, except as described below. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 28, 2003 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2002.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 provides for the recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3, a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the three and nine months ended September 28, 2003 were made in accordance with the new standard.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. The consolidation requirements of FIN No. 46 are not expected to have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. There was no material effect as a result of the adoption of this statement on July 1, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. There was no material effect as a result of the adoption of this statement in the third quarter of 2003.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

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

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net earnings (loss), as reported	$2,631	$(13,416)	$(37,192)	$(83,458)
Stock-based compensation expense	(274)	(286)	(932)	(824)

Pro forma earnings (loss)	2,357	(13,702)	(38,124)	(84,282)

Basic earnings (loss) per share, as reported	$0.09	$(0.47)	$(1.30)	$(2.91)
Stock-based compensation expense	(0.01)	(0.01)	(0.03)	(0.02)

Pro forma basic earnings (loss) per share	0.08	(0.48)	(1.33)	(2.93)

Diluted earnings (loss) per share, as reported	$0.09	$(0.47)	$(1.30)	$(2.91)
Stock-based compensation expense	(0.01)	(0.01)	(0.03)	(0.02)

Pro forma diluted earnings (loss) per share	0.08	(0.48)	(1.33)	(2.93)

No compensation expense related to stock options has been recorded in the statement of operations for the three and nine months ended September 28, 2003 and September 29, 2002.

The weighted average estimated fair value at the date of the grant for the options granted during the nine months ended September 28, 2003 was $0.59 per share (2002—$1.00).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

2. Stock-based compensation (continued):

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model using the following assumptions:

	Nine months ended
	September 28, 2003	September 29, 2002
Risk-free interest rate	4.0%	5.0%
Dividend yield	—	—
Expected life	4 years	4 years
Volatility	120.0%	120.0%

During the second quarter of 2003, the Company granted 40,000 options to purchase common stock at an exercise price of $0.75 per share, the fair market value on the date of grant. No options to purchase common stock were granted during the third quarter of 2003.

3. Inventories:

	September 29, 2003	December 31, 2002
Raw materials	$18,681	$15,665
Work in process	8,133	9,712
Finished goods	7,705	12,093
Other	644	892

	$35,163	$38,362

4. Long-term debt:

During November, 2003, the Company and its lending group executed an amendment to the credit agreement with an effective date of November 17, 2003 (the “Effective Date”), providing for a waiver of certain events of default, if any, arising prior to the Effective Date. The Company and its lending group also amended the credit facility to provide for term loans of $11,942 and revolving credit loans, swing-line loans and letters of credit of $80,000 with an extension of the maturity date to October 1, 2004 and amendments of certain financial and other covenants based on the Company’s current business plan. During the amendment period, the facility bears interest at the U.S. base rate plus 0.25% to 2.5%.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

4. Long-term debt (continued):

The Company was in compliance with the financial covenants at September 28, 2003. Continued compliance with the amended financial covenants through to October 1, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to demand repayment of all outstanding amounts under the amended credit facility. If the Company was unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company’s revolving credit facility matures on October 1, 2004 and accordingly as at September 28, 2003, this amount has been classified as a long-term liability. The Company has initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. A transaction resulting from these discussions is likely to involve significant dilution to existing shareholders. To date no agreements have been reached and there can be no assurances that any agreement will be reached. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, or the event of any earlier default under the credit agreement, the Company would attempt to negotiate with its current lenders to modify the terms of the credit agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the credit agreement.

Warrants:

In connection with the December 31, 2002 amendment to the credit agreement, the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, (b) 1.0% of the total outstanding shares on December 31, 2002, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003 (the “Series D” warrants), (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003 (the “Series E” warrants, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

4. Long-term debt (continued):

end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. The Company met its EBITDA target as at March 30, 2003. The Company did not meet its EBITDA target at June 29, 2003 and 228,210 warrants were issued in the third quarter of 2003 with an effective date of August 13, 2003 at an exercise price of $0.61 per share. Also, the Company did not meet its EBITDA target at September 28, 2003 and will issue 229,934 warrants in the fourth quarter of 2003 with an effective date of November 12, 2003 at an exercise price of $1.04 per share.

The estimated fair value of the Series D and Series E warrants were measured using a Black-Scholes model at the respective issuance dates using the following assumptions:

Risk-free interest rate	4.0%
Dividend yield	—
Expected life	5 years
Volatility	125.0%

The estimated fair values of the Series D warrants of $110 and the Series E warrants to be issued of $158 have been classified in shareholders’ equity.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

5. Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Numerator:
Net earnings (loss) from continuing operations	$1,302	$(13,999)	$(34,770)	$(19,504)
Net earnings (loss)	2,631	(13,416)	(37,192)	(83,458)

Denominator:
Weighted average shares—basic	28,689,779	28,689,779	28,689,779	28,689,779
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	7,776	—	—	—

Weighted-average shares—diluted	28,697,555	28,689,779	28,689,779	28,689,779

Earnings (loss) per share:
Basic and diluted, from from continuing operations	$0.04	$(0.49)	$(1.21)	$(0.68)
Basic and diluted	0.09	(0.47)	$(1.30)	$(2.91)

Options and warrants to purchase common stock were outstanding during the nine month period ended September 28, 2003 and the three and nine month periods ended September 29, 2002 but were not included in the computation of diluted loss per share because their effect would be anti-dilutive on the earnings (loss) per share for the period.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

6. Income taxes:

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35,000 at December 31, 2002 to approximately $71,000 at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34,200. In addition, the valuation allowance at September 28, 2003 remained at approximately $71,000. The Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

7. Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has four facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effect of changes in accounting policies. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment and the sale of the Appleton manufacturing operations, previously included in the results of the United States segment (note 9). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended September 28, 2003			Nine months ended September 28, 2003
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$22,680	$(7,775)	$14,905	$124,395	$(12,289)	$112,106
Canada	65,553	(3,508)	62,045	130,181	(14,643)	115,538
Europe	—	—	—	2,542	(1,079)	1,463
Mexico	51,767	(51,744)	23	115,015	(114,902)	113

	$140,000	$(63,027)	$76,973	$372,133	$(142,913)	$229,220

EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):

United States			$(1,023)			$(1,147)
Canada			(228)			(1,198)
Europe			37			126
Mexico			4,233			8,074

			3,019			5,855
Interest			1,072			3,911
Amortization			997			2,941
Restructuring charges (recoveries) (note 8)			(556)			(1,066)

Earnings before income taxes, discontinued operations and the cumulative effect of a change in accounting policy			$1,506			$69

Capital expenditures:
United States			$—			$71
Canada			43			43
Mexico			6			23

			$49			$137

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

7. Segmented information (continued):

(restated – note 9)

	Three months ended September 29, 2002			Nine months ended September 29, 2002
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue

United States	$117,405	$(2,044)	$115,361	$354,540	$(14,571)	$339,969
Canada	30,184	(3,289)	26,895	78,584	(9,236)	69,348
Europe	1,090	—	1,090	4,050	(501)	3,549
Mexico	53,582	(53,408)	174	148,056	(144,882)	3,174

	$202,261	$(58,741)	$143,520	$585,230	$(169,190)	$416,040

EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):

United States			$1,875			$(2,061)
Canada			(579)			(59)
Europe			925			519
Mexico			(962)			1,781

			1,259			180
Interest			1,928			6,630
Amortization			639			1,695
Restructuring charges			12,727			12,727

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy			$(14,035)			$(20,872)

Capital expenditures:
United States			$9			$1,419
Canada			135			678
Europe			—			26
Mexico			56			387

			$200			$2,510

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

7. Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(restated – note 9)		(restated – note 9)
Geographic revenue:
United States	$64,910	$105,712	$187,015	$312,351
Canada	11,967	8,421	28,001	28,922
Europe	—	14,994	6,001	40,253
Asia	—	10,087	3,613	24,197
Mexico	96	4,306	4,590	10,317

	$76,973	$143,520	$229,220	$416,040

			September 28, 2003	December 31, 2002
Long-lived assets:
United States			$12,901	$21,080
Canada			3,007	4,618
Mexico			16,423	17,979

			$32,331	$43,677

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

8. Restructuring and other charges:

The following table relates to the components of the restructuring and other charges for the three and nine months ended September 28, 2003 and September 29, 2002:

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Inventory write-downs included in cost of sales	$—	$6,286	$—	$6,286
Lease and other contract obligations	2,382	5,790	2,504	5,790
Adjustments of previously recorded lease and other contract obligations	(3,462)	(393)	(4,123)	(393)
Severance	1,121	1,044	1,677	1,044
Other facility exit costs	52	—	52	—
Adjustments to other facility exit costs	(617)	—	(920)	—
Asset impairment	37	—	37	—
Proceeds on assets previously written down	(69)	—	(293)	—

	(556)	6,441	(1,066)	6,441

	(556)	12,727	(1,066)	12,727
Other charges included in restructuring and other charges	564	—	953	—
Other charges included in cost of sales	—	900	—	900

	$8	$13,627	$(113)	$13,627

2001 Restructuring Plan:

During fiscal year 2001, in response to excess capacity caused by slowing technology end markets, the Company commenced a restructuring program aimed at reducing its cost structure. During the third quarter of 2003, the Company recorded lease and other contract obligations of $2,178 related to additional costs associated with the facility lease in Monterrey, Mexico. Also, during the third quarter of 2003 the Company recorded an adjustment to its initial 2001 restructuring plan of $219 due to the Company settling certain obligations for less than the original estimated amounts.

The following table details the related amounts included in accrued liabilities as at September 28, 2003 relating to the 2001 plan:

	Accrual at June 29, 2003	2003 charges	2003 adjustments	Cash payments	Accrual at September 28, 2003
Lease and other contract obligations	$1,071	$2,178	$—	$(183)	$3,066
Other facility exit costs	283	—	(219)	(61)	3

	$1,354	$2,178	$(219)	$(244)	$3,069

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

8. Restructuring and other charges (continued):

2002 Restructuring Plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity and in the third and fourth quarters of 2002 recorded restructuring charges of $37,444 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

The Company recorded further charges related to the 2002 plan during the three and nine months ended September 28, 2003 of $1,414 and $2,092, respectively. Lease and other contract obligations of $204 recorded in the third quarter of 2003 relate largely to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1,121 recorded during the third quarter of 2003 include $891 related to the closure of the Charlotte facility and resizing of other facilities. The severance costs related to 96 plant and operational employees, primarily at the Charlotte facility. Other facility exit costs of $52 recorded in the third quarter of 2003 relate largely to costs associated with closing the Charlotte facility. The Company recorded adjustments to its initial 2002 restructuring plan for the three and nine months ended September 28, 2003 of $3,929 and $5,117, respectively. Adjustments to previously recorded lease and other contract obligations of $3,462 and other facility exit costs of $398 recorded during the third quarter of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations. The Company also recorded an asset impairment charge of $37 related to the write-down of assets at the Charlotte facility and a gain of $69 related to the disposal of assets previously written down at the Donegal facility.

The following table details the related amounts included in accrued liabilities as at September 28, 2003 related to the 2002 plan:

	Accrual at June 29, 2003	2003 charges	2003 adjustments	Cash payments	Accrual at September 28, 2003
Lease and other contract obligations	$12,960	$204	$(3,462)	$(1,580)	$8,122
Severance	96	1,121	—	(1,217)	—
Other facility exit costs	1,021	52	(398)	(290)	385

	$14,077	$1,377	$(3,860)	$(3,087)	$8,507

Other charges recorded during the third quarter of 2003 of $564 relate to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

9. Discontinued Operations:

(a) Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3,058. The Appleton facility has historically been included in the results of the United States segment (note 7). The Company recorded a loss on disposal of discontinued operation of $235 which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

Proceeds on disposal of discontinued operation	$3,058
Accounts receivable	1,902
Inventory	1,042
Prepaid expenses	56
Capital assets	1,722
Accounts payable	(1,400)
Accrued liabilities	(476)

Net assets disposed of	2,846
Costs of disposal	447

Loss on disposal of discontinued operation	$235

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenue	$2,485	$9,423	$10,750	$37,401

Earnings (loss) from discontinued operations	$(235)	$583	$(3,986)	$1,803

Included in the earnings (loss) from discontinued operations for the nine months ended September 28, 2003 is the loss on disposition of discontinued operation of $235, a restructuring charge of $3,226 recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $525.

The Company recorded an accrual for closing costs related to the disposition of the Appleton manufacturing operations of $447. The remaining accrual at September 28, 2003 relating to the disposition is $264.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

9. Discontinued Operations (continued):

(b)	Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, the Company recorded a charge of $9,717 related to the closure of the facility. During the third quarter of 2003 the Company received a distribution from the proceeds of the liquidation of $2,304 and recorded additional charges of $740 related to the wind-down of the facility and related operations.

The following information included in discontinued operations relates to the closure of the Cork facility:

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenue	$—	$—	$—	$5,035

Earnings (loss) from discontinued operations	$1,564	$—	$1,564	$(10,197)

In 2002, the loss from discontinued operations includes the costs of closing the facility of $9,717. Included in this amount are the write-off of the net assets of $6,717 (comprised of capital assets of $1,129 and net working capital of $5,588) and other costs associated with exiting the facility of $3,000. Included in the other costs is severance of $1,350 related to the termination of all employees. In 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2,304, less additional charges of $740 related to the wind-down of the facility and related operations.

The following table details the amounts included in accrued liabilities as at September 28, 2003 related to the closure of the Cork facility:

	Accrual at June 29, 2003	2003 charge	Cash payments	Accrual at September 28, 2003
Severance	$188	$—	$(188)	$—
Other	—	740	(8)	732

	$188	$740	$(196)	$732

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended September 28, 2003 and September 29, 2002

(Unaudited)

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

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Revenue	$77.0	$143.5	$229.2	$416.1
Cost of sales, including restructuring and other charges (a)	68.8	142.6	208.4	404.2

Gross profit	8.2	0.9	20.8	11.9
Selling, general and administrative expenses	4.6	6.0	14.0	18.0
Amortization	1.0	0.6	2.9	1.7
Restructuring and other charges (recoveries) (a)	—	6.4	(0.1)	6.4

Operating income (loss)	2.6	(12.1)	4.0	(14.2)
Interest	1.1	1.9	3.9	6.6

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	1.5	(14.0)	0.1	(20.8)
Income tax expense (recovery) (b)	0.2	0.0	34.9	(1.3)

Earnings (loss) from continuing operations	1.3	(14.0)	(34.8)	(19.5)
Earnings (loss) from discontinued operations (c)	1.3	0.6	(2.4)	(8.4)
Cumulative effect of a change in accounting policy (d)	—	—	—	(55.6)

Net earnings (loss)	$2.6	$(13.4)	$(37.2)	$(83.5)

Net earnings (loss) per share: Basic earnings (loss) per share from continuing operations	$0.04	$(0.49)	$(1.21)	$(0.68)
Earnings (loss) from discontinued operations per share	0.05	0.02	(0.09)	(0.30)
Loss from the cumulative effect of a change in accounting policy per share	—	—	—	(1.93)

Basic earnings (loss) per share	$0.09	$(0.47)	$(1.30)	$(2.91)
Diluted earnings (loss) per share	$0.09	$(0.47)	$(1.30)	$(2.91)

Weighted average number of shares used in the calculation of earnings (loss) per share:
Basic	28.7	28.7	28.7	28.7
Diluted	28.7	28.7	28.7	28.7

Consolidated Statement of Operations Data (continued):

(in millions, except per share amounts)

(a)	During fiscal years 2001 and 2002, in response to excess capacity caused by slowing technology end markets, the Company commenced restructuring programs aimed at reducing its cost structure. During the three and nine months ended September 28, 2003, the Company recorded additional restructuring charges resulting from the 2001 and 2002 restructuring programs of $3.6 million and $4.3 million, respectively, related to lease and other contract obligations, severance, asset impairment charges and other facility exit costs and other charges of $0.6 million and $0.9 million, respectively, related to professional fees of $0.6 million associated with the Company’s refinancing negotiations with current and potential lenders and investors and a discount of $0.3 million on the settlement of shareholder loans. Also, during the three and nine months ended September 28, 2003, the Company recorded adjustments to its initial 2001 and 2002 restructuring plans of $4.2 million and $5.3 million, respectively, due to the Company settling certain obligations for less than the original estimated amounts and due to the Company receiving proceeds on assets previously written off. Refer to note 8 to our consolidated financial statements.

(b)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance of for its deferred tax assets. Refer to note 6 to our consolidated financial statements.

(c)	During the third quarter of 2003 the Company sold the manufacturing operations of the Appleton facility for proceeds of $3.1 million. The Company recorded a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value during the second quarter of 2003 and a loss on disposition of $0.2 million in the third quarter of 2003. Refer to note 9 to our consolidated financial statements.

In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. During the third quarter of 2003, the Company received a distribution from the proceeds of the liquidation of $2.3 million and recorded additional changes of $0.7 million related to the wind-down of the facility and related operations. Refer to note 9 to our consolidated financial statements.

(d)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 10 to our consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	September 28, 2003	December 31, 2002
	(Unaudited)
Cash	$0.6	$0.4
Working capital (deficiency)	5.6	(8.2)
Total assets	126.7	191.0
Total debt, including current maturities	74.9	82.6
Shareholders’ equity (deficit)	(19.0)	18.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the networking, industrial and communications market segments. We currently service our customers through four manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

During fiscal year 2001, in response to excess capacity caused by slowing technology end markets, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and addressing our excess equipment capacity. Accordingly, we recorded restructuring charges of $67.2 million pre-tax (consisting of a write-down of goodwill and other intangible assets and the costs associated with exiting or re-sizing facilities) and other charges of $27.2 million pre-tax (consisting of accounts receivable, inventory and asset impairment charges).

In response to the continuing industry economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the Cork facility, which is included in the loss for discontinued operations. Prior to taking steps to place the subsidiary that operated the Cork facility in voluntary liquidation, we and our lending group executed an amendment to our credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure. During the third quarter of 2003, the Company received a distribution from the proceeds of the liquidation of $2.3 million and recorded additional charges of $0.7 million related to the wind-down of the facility and related operations.

In early 2003, we concluded that operations at our Austin, Texas location were not cost competitive and we ceased manufacturing at our Austin site during the first quarter of 2003. We also made the decision to close our interconnect facility in Donegal, Ireland, primarily due to customer losses and reduced volume with existing customers. We ceased manufacturing at our Donegal site during the second quarter of 2003. The Company also initiated the closure of its Charlotte, North Carolina facility during the second quarter of 2003, which corresponded to the expiration of the facility lease and ceased manufacturing at the site at the end of the second quarter of 2003.

During the third and fourth quarters of 2002, the Company recorded restructuring charges of $37.4 million related the cost of exiting the Donegal and Austin facilities and right-sizing the San Jose, California, Charlotte, North Carolina, Chihuahua, Mexico and Markham, Ontario facilities, including the cost of exiting equipment leases and facility leases, severance costs, asset impairment charges and inventory exposures. Other charges of $2.1 million were incurred during the third and fourth quarter of 2002 related to inventory charges resulting from the disengagement of a major customer, coupled with the effects of the continued downturn in the technology sector.

The Company recorded additional restructuring and other charges related to the 2001 and 2002 restructuring programs of $4.3 million during the first nine months of 2003, related to lease and other contract obligations, severance and other facility exit costs as it completes the final stages of the restructuring initiatives and recorded adjustments to its initial 2001 and 2002 restructuring plans of $5.3 million as it settles certain obligations for less than the original estimated amounts. The Company recorded other charges of $0.9 million related to the settlement of shareholder loans of $0.3 million and professional fees of $0.6 million associated with the current and potential lenders and investors. Also during the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for proceeds of $3.1 million,

Management has been reviewing the valuation of its assets, and in particular, in assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax asset relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets is jurisdictions to which the assets relate.

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

During November, 2003, the Company and its lending group executed a further amendment to the credit agreement with an effective date of November 17, 2003 (the “Effective Date”) providing for a waiver of certain events of default, if any, arising prior to the Effective Date. The Company and its lending group also amended the credit facility to provide for term loans of $11.9 million and revolving credit loans, swing-line loans and letters of credit of $80.0 million with an extension of the maturity date to October 1, 2004 and amendments of certain financial and other covenants based on the Company’s current business plan. The Company was in compliance with the financial covenants at September 28, 2003. Continued compliance with the amended financial covenants through to October 1, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to demand repayment of all outstanding amounts under the amended credit facility. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company’s revolving credit facility matures on October 1, 2004 and accordingly as at September 28, 2003, this amount has been classified as a long-term liability. The Company has initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. A transaction resulting from these discussions is likely to involve significant dilution to existing shareholders. To date no agreements have been reached and there can be no assurances that any agreement will be reached. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, or in the event of any earlier default under the credit agreement, the Company would attempt to negotiate with its current lenders to modify the terms of the credit agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the credit agreement. (See “Liquidity and Capital Resources”)

Corporate History

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

Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customer. Revenue is recognized upon shipment to the customer as performance has occurred, all customer specified acceptance criteria have been tested and met, and the earnings process is considered complete. Actual production volumes are based on purchase orders for the delivery of products. Typically, these orders do not commit to firm production schedules for more than 30 to 90 days in advance. In order to minimize inventory risk, we generally order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition.

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
		(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales, including restructuring and other charges	89.4	99.3	90.9	97.1

Gross profit	10.6	0.7	9.1	2.9
Selling, general and administrative expenses	6.0	4.2	6.1	4.3
Amortization	1.2	0.5	1.3	0.4
Restructuring and other charges	—	4.4	—	1.6

Operating income (loss)	3.4	(8.4)	1.7	(3.4)
Interest	1.4	1.3	1.7	1.6

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	2.0	(9.7)	—	(5.0)
Income tax expense (recovery)	0.3	0.0	15.2	(0.3)

Earnings (loss) from continuing operations	1.7	(9.7)	(15.2)	(4.7)
Earnings (loss) from discontinued operations	1.7	0.4	(1.0)	(2.0)
Cumulative effect of a change in accounting policy	—	—	—	(13.4)

Net earnings (loss)	3.4%	(9.3)%	(16.2)%	(20.1)%

Quarter ended September 28, 2003 compared to the quarter ended September 29, 2002

Revenue

Revenue decreased $66.5 million, or 46.3%, from $143.5 million in the third quarter of 2002 to $77.0 million in the third quarter of 2003 due to the Company’s decision to terminate its supply agreement with Dell during 2002 and to a reduction in revenue earned from IBM, Alcatel and other customers due to the continued economic slowdown in the technology sector. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital.

During the third quarter of 2003, we recorded approximately $2.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $8.3 million of such sales for the same period in 2002.

Revenue from the IBM program of $20.7 million, Ingenico of $15.3 million and Square D (a division of Schneider Electric) of $8.1 million for the third quarter of 2003 was 26.9%, 19.8% and 10.6%, respectively, of total revenue for the period. Revenue from Dell of $32.6 million, IBM of $28.8 million and Alcatel of $17.2 million for the third quarter of 2002 was 22.7%, 20.0% and 12.0%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

In the third quarter of 2003, 58.7% of our revenue was generated from operations in Mexico, 22.0% from the United States and 19.3% from Canada. In the third quarter of 2002, 47.6% of our revenue was generated from operations in the United States, 36.0% from Mexico, 15.7% from Canada, and 0.7% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua and Markham facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit increased $7.3 million from $0.9 million, or 0.7% of revenue, for the third quarter of 2002 to $8.2 million, or 10.6% of revenue, for the third quarter of 2003. Gross profit for the third quarter of 2002 includes the effect of restructuring charges of $6.3 million related to an additional write-down of inventory in connection with the closure of the Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of Dell. Excluding restructuring and other charges, gross profit increased $0.1 million from $8.1 million, or 5.6 % of revenue, for the third quarter of 2002 to $8.2 million, or 10.6% of revenue, for the third quarter of 2003. The improvement of gross profit margin, excluding restructuring and other charges, is due to a change in customer mix as the Company continues to diversify its customer base coupled with improved manufacturing and supply chain effeciencies resulting from the operational restructuring and rationalization programs inititated in 2001 and 2002.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million from $6.0 million, or 4.2% of revenue, for the third quarter of 2002 to $4.6 million, or 6.0% of revenue, for the third quarter of 2003. The reduction in selling, general and administrative expenses is due to the closure of our Donegal, Austin and Charlotte facilities and to our continued focus on reducing selling, general and administrative expenses at each operating site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the lower sales base.

Amortization

Amortization of intangible assets of $1.0 million for the third quarter of 2003 represents the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

Amortization of intangible assets of $0.6 million for the third quarter of 2002 included the amortization of $0.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.1 million of deferred equipment lease costs.

Restructuring and Other Charges

The following table relates to the components of the restructuring and other charges for the three months ended September 28, 2003 and September 29, 2002:

	Three months ended
(in millions)	September 28, 2003	September 29, 2002
Inventory write-downs included in cost of sales	$—	$6.3
Lease and other contract obligations	2.4	5.8
Adjustments of previously recorded lease and other contract obligations	(3.5)	(0.4)
Severance	1.1	1.0
Other facility exit costs	0.1	—
Adjustments to other facility exit costs	(0.6)	—
Asset impairment	0.0	—
Proceeds on assets previously written down	(0.1)	—

	(0.6)	6.4

	(0.6)	12.7
Other charges included in restructuring and other charges	0.6	—
Other charges included in cost of sales	—	0.9

	$0.0	$13.6

2001 Restructuring Plan:

During fiscal year 2001, in response to excess capacity caused by slowing technology end markets, the Company commenced a restructuring program aimed at reducing its cost structure.

During the third quarter of 2003, the Company recorded additional lease and other contract obligations of $2.2 million related to the costs associated the facility lease in Monterrey, Mexico. Also, during the third quarter of 2003, the Company recorded an adjustment to its initial 2001 restructuring plan of $0.2 million due to the Company settling certain obligations for less than the original estimated amounts.

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

During the third quarter of 2003, the Company recorded additional restructuring charges of $1.4 million related to the 2002 restructuring plan. Lease and other contract obligations of $0.2 million relate to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1.1 million recorded during the third quarter of 2003 include $0.9 million related to the closure of the Charlotte facility and the resizing of other facilities. The severance costs relate to 96 plant and operational employees, primarily at the

Charlotte facility. Other facility costs of $0.1 million relate largely to costs associated with closing the Charlotte facility

Also during the third quarter of 2003, the Company recorded adjustments to its initial 2002 restructuring plan of $4.0 million. Adjustments to previously recorded lease and other contract obligations of $3.5 million and other facility exit costs of $0.4 million recorded during the third quarter of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations. The Company also recorded a gain of $0.1 million related to the disposal of assets previously written down at the Donegal facility.

The Company expects the majority of the remaining restructuring accruals as at September 28, 2003 of $3.1 million relating to the 2001 restructuring program and $8.5 million relating to the 2002 restructuring program to be paid by the end of fiscal year 2004, with the exception of the accrual related to the Monterray, Mexico facility, which extends to 2007.

Other charges recorded during the third quarter of 2003 of $0.6 million relate to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors.

Interest Expense

Interest expense decreased $0.8 million from $1.9 million for the third quarter of 2002 to $1.1 million, for the third quarter of 2003 due to lower average debt outstanding during the third quarter of 2003 and coupled with lower interest rates. The weighted average interest rates with respect to the debt for the third quarter of 2003 and 2002 were 6.6% and 7.4%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition, the valuation allowance as at September 28, 2003 remained at approximately $71.0 million. The Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

For the third quarter of 2002, an income tax expense of $nil was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $14.0 million, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses and the effects of the valuation reserve for the loss carryforwards.

Discontinued operations

Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Appleton facility has historically been included in the results of the United States segment. The Company recorded a restructuring charge of $3.2 million in the second quarter of 2003 reflecting the write-down of the assets to the estimated realizable value and a loss on disposal of discontinued operation of $0.2 million in the third quarter of 2003, which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

(in millions)
Proceeds on disposal	$3.1

Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$0.2

The following information included in discontinued operations relates to the Appleton manufacturing operations:

	Three months ended
(in millions)	September 28, 2003	September 29, 2002
Revenue	$2.5	$9.4

Earnings (loss) from discontinued operations	$(0.2)	$0.6

Included in the earnings (loss) from discontinued operations for the three months ended September 28, 2003 is the loss on disposition of discontinued operation of $0.2 million.

The Company recorded an accrual for closing costs related to the disposition of the Appleton manufacturing operations of $0.4 million. The remaining accrual at September 28, 2003 relating to the disposition is $0.3 million.

Cork:

In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. During the third quarter of 2003 the Company received a distribution from the proceeds of the liquidation of $2.3 million and recorded additional charges of $0.7 million related to the wind-down of the facility and related operations.

The following information relates to the Cork discontinued operations:

	Three months ended
(in millions)	September 28, 2003	September 29, 2002
Revenue	$—	$—

Earnings from discontinued operations	$1.5	$—

In 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations.

Nine months ended September 28, 2003 compared to the nine months ended September 29, 2002

Revenue

Revenue decreased $186.9 million, or 44.9%, from $416.1 million for the first nine months of 2002 to $229.2 million for the same period in 2003 due to the Company’s decision to terminate its supply agreement with Dell during 2002 and to a reduction in revenue earned from IBM, Alcatel and other customers due to the continued economic slowdown in the technology sector. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital.

During the first nine months of 2003, we recorded approximately $6.3 million of sales of raw materials inventory to customers, which carried no margin, compared to $25.9 million of such sales for the same period in 2002.

Revenue from the IBM program of $60.7 million, Ingenico of $34.0 million and Alcatel of $23.4 million for first nine months of 2003 was 26.5%, 14.8% and 10.2%, respectively, of total revenue for the period. Revenue from IBM of $90.7 million, Dell of $85.0 million and Alcatel of $53.1 million for the first nine months of 2002 was 21.8%, 20.4% and 12.8%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

In the first nine months of 2003, 44.7% of our revenue was generated from operations in Mexico, 32.2% from the United States, 22.1% from Canada and 1.0% from Europe. In the first nine months of 2002, 50.1% of our revenue was generated from operations in the United States, 33.6% from Mexico, 15.4% from Canada, and 0.9% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua and Markham facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit increased $8.9 million from $11.9 million, or 2.9% of revenue, for the first nine months of 2002 to $20.8 million, or 9.1% of revenue, for the same period in 2003. Gross profit for the first nine months of 2002 includes the effect of restructuring charges of $6.3 million related to an additional write-down of inventory in connection with the closure of the Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of Dell. Excluding restructuring and other charges, gross profit increased $1.7 million from $19.1 million, or 4.6 % of revenue, for the first nine months of 2002 to $20.8 million, or 9.1% of revenue, for the third quarter of 2003. The improvement of gross profit margin, excluding restructuring and other charges, is due to a change in customer mix as the Company continues to diversify its customer base coupled with improved manufacturing and supply chain efficiencies resulting from the operational restructuring and rationalization programs initiated in 2001 and 2002.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million from $18.0 million, or 4.3% of revenue, for the first nine months of 2002 to $14.0 million, or 6.1% of revenue, for the same period in 2003. The reduction in selling, general and administrative expenses is a result of closing our Austin, Charlotte and Donegal facilities and our continued focus on reducing selling, general and administrative expenses at each operating site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of the lower sales base.

Amortization

Amortization of intangible assets of $2.9 million for the first nine months of 2003 represents the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments. The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

Amortization of intangible assets of $1.7 million for the first nine months of 2002 included the amortization of $1.5 million of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.2 million of deferred equipment lease costs.

Restructuring and Other Charges

The following table relates to the components of the restructuring and other charges for the nine months ended September 28, 2003 and September 29, 2002:

	Nine months ended
(in millions)	September 28, 2003	September 29, 2002
Inventory write-downs included in cost of sales	$—	$6.3
Lease and other contract obligations	2.5	5.8
Adjustments of previously recorded lease and other contract obligations	(4.1)	(0.4)
Severance	1.7	1.0
Other facility exit costs	0.1	—
Adjustments to other facility exit costs	(0.9)
Asset impairment	0.0	—
Proceeds on assets previously written down	(0.3)

	(1.0)	6.4

	(1.0)	12.7
Other charges included in restructuring and other charges	0.9	—
Other charges included in cost of sales	—	0.9

	$(0.1)	$13.6

2001 Restructuring Plan:

During fiscal year 2001, in response to excess capacity caused by slowing technology end markets, the Company commenced a restructuring program aimed at reducing its cost structure.

During the first nine months of 2003, the Company recorded additional lease and other contract obligations of $2.2 million related to the costs associated with the facility lease in Monterrey, Mexico. Also, during the first nine months of 2003, the Company recorded an adjustment to its initial 2001 restructuring plan of $0.2 million due to the Company settling certain obligations for less than the original estimated amounts.

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

During the first nine months of 2003, the Company recorded additional restructuring charges of $2.1 million and other charges of $0.9 million related to the 2002 restructuring plan. Lease and other contract obligations of $0.3 million relate to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1.7 million recorded during the nine months include $1.4 million related to the closure of the Austin and Charlotte facilities and the resizing of other facilities. The severance costs relate to 206 plant and operational employees, primarily at the Austin, Charlotte and Mexico facilities. Other facility costs of $0.1 million relate largely to costs associated with closing the Charlotte facility.

Also during the first nine months of 2003, the Company recorded adjustments to its initial 2002 restructuring plan of $5.1 million. Adjustments to previously recorded lease and other contract obligations of $4.1 million and other facility exit costs of $0.7 million recorded during the first nine months of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations. The Company also recorded a gain of $0.3 million related to the disposal of assets previously written down at the Donegal and Austin facilities.

The Company expects the majority of the remaining restructuring accruals as at September 28, 2003 of $3.1 million relating to the 2001 restructuring program and $8.5 million relating to the 2002 restructuring program to be paid by the end of fiscal year 2004, with the exception of the accrual related to the Monterray, Mexico facility, which extends to 2007.

Other charges recorded during the first nine months of 2003 of $1.0 million include $0.6 million related to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors. In light of the Company’s plan to lower its bank indebtedness, it requested that certain shareholder loans be repaid prior to the expiration of the term. Accordingly, during the second quarter of 2003 the Company recorded a discount of $0.4 million on the prepayment of shareholder loans that had a carrying value of $4.2 million, resulting in net proceeds of $3.8 million.

Interest Expense

Interest expense decreased $2.7 million from $6.6 million for the first nine months of 2002 to $3.9 million for the same period in 2003 due to lower average debt outstanding during the first nine months of 2003, coupled with lower interest rates. The weighted average interest rates with respect to the debt for the first nine months of 2003 and 2002 were 6.6% and 7.2%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition, the valuation allowance at September 28, 2003 remained at approximately $71.0 million. The Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

For the nine months ended September 29, 2002, an income tax recovery of $1.3 million was recorded on a pre-tax loss before discontinued operations of $5.3 million resulting in an effective tax recovery rate of 18.9%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

Discontinued Operations

Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Appleton facility has historically been included in the results of the United States segment. The Company recorded a restructuring charge of $3.2 million in the second quarter of 2003 reflecting the write-down of the assets to the estimated realizable value and a loss on disposal of discontinued operation of $0.2 million in the third quarter of 2003, which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

(in millions)
Proceeds on disposal	$3.1

Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$0.2

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Nine months ended
(in millions)	September 28, 2003	September 29, 2002
Revenue	$10.8	$37.4

Earnings (loss) from discontinued operations	$(4.0)	$1.8

Included in the earnings (loss) from discontinued operations for the nine months ended September 28, 2003 is the loss on disposition of discontinued operation of $0.2 million, a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and the loss from operations of $0.5 million.

The Company recorded an accrual for closing costs related to the disposition of the Appleton manufacturing operations of $0.4 million. The remaining accrual at September 28, 2003 relating to the disposition is $0.3 million.

Cork:

In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration. During the first quarter of 2002, we recorded a charge of $9.7 million related to the closure of the facility. During the third quarter of 2003 the Company received a distribution from the proceeds of the liquidation of $2.3 million and recorded additional charges of $0.7 million related to the wind-down of the facility and related operations. The following information relates to the discontinued operations:

	Nine months ended
(in millions)	September 28, 2003	September 29, 2002
Revenue	$—	$5.0

Earnings (loss) from discontinued operations	$1.6	$(10.2)

For the nine months ended September 28, 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations.

For the nine months ended September 29, 2002, the loss from discontinued operations includes the cost of closing the Cork facility of $9.7 million. Within this amount are the write-off of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.3 million related to the termination of all employees at that site.

Costs of $2.7 million were paid out during 2002 and costs of $0.2 million were paid out during the nine months ended September 28, 2003, leaving an accrual of $0.7 million at the end of the third quarter of 2003.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our senior credit facility. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, to finance capital expenditures and working capital requirements and to fund operating losses in certain periods. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance capital expenditures and working capital requirements.

During November, 2003, the Company and its lending group executed an amendment to the credit agreement with an effective date of November 17, 2003 (the “Effective Date”), providing for a waiver of certain events of default, if any, arising prior to the Effective Date. The Company and its lending group also amended the credit facility to provide for term loans of $11.9 million and revolving credit loans, swing-line loans and letters of credit of $80.0 million with an extension of the maturity date to October 1, 2004 and amendments of certain financial and other covenants based on the Company’s current business plan. The Company was in compliance with the financial covenants at September 28, 2003. Continued compliance with the amended financial covenants through to October 1, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders will have the right to demand repayment of all outstanding amounts under the amended credit facility. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company’s revolving credit facility matures on October 1, 2004 and accordingly as at September 28, 2003, this amount has been classified as a long-term liability. The Company has initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. A transaction resulting from these discussions is likely to involve significant dilution to existing shareholders. To date no agreements have been reached and there can be no assurances that any agreement will be reached. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, or in the event of any earlier default under the credit agreements, the Company would attempt to negotiate with its current lenders to modify the terms of the credit agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the credit agreement.

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

Nine months ended September 28, 2003 Liquidity:

Net cash provided by operating activities for the first nine months of 2003 was $1.0 million. Cash was generated largely from the operating loss of $37.2 million, after adjusting for non cash items of $47.3 million, the collection of accounts receivable and a reduction in inventory, partially offset by a decline in accounts payable and accrued liabilities.

Net cash used in financing activities for the first nine months of 2003 was $4.0 million due to the net repayment of long-term debt of $7.7 million and the repayment of capital leases of $0.1 million, partially offset by the repayment of shareholder loans of $3.8 million.

Net cash provided by investing activities for the first nine months of 2003 was $3.3 million, largely the result of proceeds from the disposition of the Appleton facility and manufacturing operations of $3.1 million and from the sale of capital assets of $0.3 million, offset by the purchase of capital assets of $0.1 million.

Nine months ended September 29, 2002 Liquidity:

Net cash provided by operating activities for the first nine months of 2002 was $25.4 million. Cash was generated largely by collections of accounts receivable and a reduction in inventory.

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

The Company and its lending group further amended the credit agreement effective December 31, 2002, which was prior to the date on which the Company was to revert back to the covenants under the original credit agreement, to revise certain covenants and waive certain defaults under the credit agreement. The revised terms of the credit agreement established amended financial and other covenants covering the period up to June 30, 2004, based on the Company’s December 2002 business plan. The amended facility provided for $27.5 million in term loans and $90.0 million in revolving credit loans, swing-line loans and letters of credit.

During November, 2003 the Company and its lending group executed a further amendment to the credit agreement with an effective date of November 17, 2003 (the “Effective Date”), providing for a waiver of certain events of default, if any, arising prior to the Effective Date. The Company and its lending group also amended the credit facility to provide for term loans of $11.9 million and revolving credit loans, swing-line loans and letters of credit of $80.0 million with an extension of the maturity date to October 1, 2004 and amendments of certain financial and other covenants based on the Company’s current business plan. The Company was in compliance with the financial covenants at September 28, 2003. Continued compliance with the amended financial covenants through to October 1, 2004 is dependent on the Company achieving the forecasts inherent in its current business plan. The Company believes the forecasts are based on reasonable assumptions; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include, but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for the products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to demand repayment of all outstanding amounts under the amended credit facility. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company’s revolving credit facility matures on October 1, 2004 and accordingly as at September 28, 2003, this amount has been classified as a long-term liability. The Company has initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. A transaction resulting from these discussions is likely to involve significant dilution to existing shareholders. To date no agreements have been reached and there can be no assurances that any agreement will be reached. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, or in the event of any earlier default under the credit agreement, the Company would attempt to negotiate with its current lenders to modify the terms of the credit agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the credit agreement.

During the amendment period, the facility bears interest at the U.S. base rate as defined in the credit agreement plus 0.25% to 2.5%. As at September 28, 2003 we had borrowed $74.9 million under this facility.

If the Company is able to achieve its current business plan, management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through October 2004, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. If the Company is unable to achieve its current business plan and does not comply with its financial covenants, we would not have sufficient resources to meet our debt service requirements, capital expenditures and working capitals needs unless such default is cured or waived. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

In connection with the December 31, 2002 amendment, the lenders returned to the Company for cancellation the existing warrants they held, and the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as average of the last reported sales price of the common stock of the company for twenty consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for (a) 4.0% of the total outstanding shares on December 31, 2002, (b) 1.0% of the total outstanding shares on December 31, 2002, (c) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2003, (d) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2003, (e) 0.75% of the total outstanding shares on the date that is 45 days after the end of the Company’s third fiscal quarter of 2003, (f) 0.75% of the total outstanding shares on the date that is 90 days after the end of the Company’s fourth fiscal quarter of 2003, (g) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s first fiscal quarter of 2004 and (h) 1.0% of the total outstanding shares on the date that is 45 days after the end of the Company’s second fiscal quarter of 2004; provided, however that if the Company meets certain EBITDA targets on the dates identified in (c) through (h) above, it will not issue warrants corresponding to such date. The Company met its EBITDA target as at March 30, 2003. As such, the warrants referred to in (c) above were not issued. The Company did not meet its EBITDA target at June 29, 2003 and 228,210 warrants were issued in the third quarter of 2003 with an effective date of August 13, 2003 at an exercise price of $0.61 per share. Also, the Company did not meet its EBITDA target at September 28, 2003 and will issue 229,934 warrants in the fourth quarter of 2003 with an effective date of November 12, 2003 at an exercise price of $1.04 per share. If all amounts outstanding under the credit agreement are repaid in full on or before December 31, 2003, all warrants referred to in (b) through (e) above and received by the lenders shall be returned to the Company and cancelled. The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 recognizes the liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Under EITF 94-3 a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and accordingly, the restructuring charges recorded in the first three quarters of 2003 were made in accordance with the new standard.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. The consolidation requirements of FIN No. 46 are not expected to have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The was no material effect as a result of the adoption of this statement on July 1, 2003

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. There was no material effect as a result of the adoption of this statement in the third quarter of 2003.

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

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, in the second quarter of 2003, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $35.0 million at December 31, 2002 to approximately $71.0 million at June 29, 2003, resulting in income tax expense during the quarter ended June 29, 2003, of approximately $34.2 million. In addition, the valuation allowance at September 28, 2003 remained at approximately $71.0 million. The Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

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

Restructuring and Other Charges

In response to excess capacity caused by slowing technology end markets, the Company recorded restructuring and other charges aimed at reducing its cost structure. In connection with exit activities, the Company recorded charges for inventory write-downs, employee termination costs, lease and other contractual obligations, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of restructuring and other charges required the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purposed in accordance with the developed exit plans.

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

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) inability to refinance long-term debt; (2) increased competition; (3) increased costs; (4) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (5) the loss or retirement of key members of management; (6) increases in SMTC’s cost of borrowings or lack of availability of debt or equity capital on terms considered reasonable by management; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing,

SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR CAPITAL STRUCTURE

We need to refinance our credit facility.

The Company’s revolving credit facility matures on October 1, 2004. Should the Company not be able to refinance the debt, at the earlier of a covenant violation or the maturity date, the Company expects that it will not be able to satisfy its indebtedness and other obligations. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of all outstanding amounts under the credit facility. If the Company was unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company is in the process of pursuing various options with current and potential lenders and investors, however, no agreements with current or potential lenders or investors have been reached yet and there can be no assurance that any agreement will be reached. Any such agreement is likely to involve significant dilution to existing stockholders, which may negatively affect the Company’s share price.

We are highly leveraged.

We carry substantially more debt than our competitors. Concerns about our level of debt may adversely affect customers’ and suppliers’ willingness to do business with us. Furthermore, our level of debt may adversely affect our ability to participate in future growth of the EMS industry and may adversely affect our ability to meet our business plan.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At September 28, 2003, we had $74.9 million of indebtedness under our senior credit facility. This debt could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions;

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

•	We could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

•	We may fail to comply with the covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility. In November 2003, the credit agreement was amended to provide financial covenants through October 1, 2004 consistent with our November 2003 business plan. However, there can be no assurance that we will maintain compliance with the covenants under our credit agreement. Continued compliance with the financial covenants is dependent on the Company achieving the forecasts inherent in our business plan. The forecasts are dependent on a number of factors, many of which are outside the control of the Company. These include, but are not limited to, general economic conditions and, specifically, the strength of the electronics industry and the related demand for products and services by the Company’s customers. If the

Company does not comply with its financial covenants and such default is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

The Company’s revolving credit facility matures in October 2004 and accordingly as at September 28, 2003, this amount has been classified as a long-term liability. The Company has initiatives underway to refinance its bank indebtedness including discussions with current and potential lenders and investors. A transaction resulting from these discussions is likely to involve significant dilution to existing shareholders, which may negatively affect the share price. To date no agreements have been reached and there can be no assurances that any agreement will be reached. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity. In that event, or in the event of any earlier default under the credit agreement, the Company would attempt to negotiate with its current lenders to modify the terms of the credit agreement. There can be no assurances that the Company will be able to negotiate or reach an agreement with its current lenders to modify the terms of the credit agreement.

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

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, incur cash restructuring costs, make timely payments to our suppliers, which may cause credit hold issues, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. During the fourth quarter of 2002, we were in violation of certain covenants contained in our credit agreement. Such violation was waived and the credit agreement was amended to provide financial covenants through June 2004 consistent with our December 2002 business plan. In November 2003, the credit agreement was further amended to provide financial covenants through October 2004 consistent with our November 2003 business plan. As a result of our non-compliance, customers may lose confidence in us and reduce or eliminate their orders with us, which may have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility.

Institutional investors have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

Certain of our institutional investors have representatives on our board of directors, including investment funds affiliated with Bain Capital, LLC and investment funds affiliated with Celerity Partners. By virtue of such stock ownership and board representation, certain of our institutional investors have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined from 2001 to 2002 and the first three quarters of 2003. In particular, sales to OEMs in the telecommunications and networking industries worldwide were impacted during 2002 and the first three quarters of 2003. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

Our three largest customers during the third quarter of 2003 were IBM, Ingenico and Square D (a division of Schneider Electric), which represented approximately 26.9%, 19.8% and 10.6%, respectively, of our total revenue for that period. Our top ten largest customers (including IBM, Ingenico and Square D) collectively represented approximately 91.1% of our total revenue during the third quarter of 2003. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns and, at the same time, were utilizing a disproportionate amount of working capital. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

In 2001 we implemented a restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. We have also closed our interconnect facility in Donegal, Ireland and our sites in Austin, Texas and Charlotte, North Carolina. Manufacturing ceased in Austin, Texas during the first quarter of 2003, and we ceased operations at Donegal, Ireland and Charlotte, North Carolina during the second quarter of 2003. The Company sold its Appleton, Wisconsin manufacturing operations while retaining its Appleton design and engineering capabilities during the third quarter of 2003.

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

Risks particular to our international manufacturing operations could adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended September 28, 2003 was 6.6%. Our debt of $74.0 million bore interest at 5.3% on September 28, 2003 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 5.7 % and our interest expense would have increased by approximately $0.1 million for the third quarter of 2003.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies, As a result we have relatively little exposure to foreign currency exchange risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Principal Financial Officer.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) The terms of the Company’s credit agreement require that the Company issue warrants to its lenders if it does not meet certain EBITDA targets as of each fiscal quarter end on the dates falling 45 days after the end of each fiscal quarter in 2003 and the first two fiscal quarters of 2004. The Company did not meet the applicable EBITDA target for the second fiscal quarter of 2003. Accordingly, the Company issued warrants as of August 13, 2003, certificated in the form included in Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003, for an aggregate of 228,210 shares of its common stock to its lenders in consideration for their extension of and continued performance under the credit facility. The warrants are immediately exercisable, have an exercise price per share of $0.61 and expire on August 13, 2008. The issuance of warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants included only accredited investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

10.1	Separation Agreement dated as of July 23, 2003 by and between SMTC Corporation and Frank Burke.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

31.2	Certification of Marwan Kubursi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

32.2	Certification of Marwan Kubursi, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

(b) Reports on Form 8-K:

On August 13, 2003, the Company furnished a Current Report on Form 8-K regarding the issuance of a press release announcing the Company’s financial results for the three months ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL

Name: John Caldwell
Title: President and CEO

By:	/s/ MARWAN KUBURSI

Name: Marwan Kubursi
Title: Principal Financial Officer

Date: November 17, 2003

EXHIBIT INDEX

Exhibit Number	Document

10.1	Separation Agreement dated as of July 23, 2003 by and between SMTC Corporation and Frank Burke.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

31.2	Certification of Marwan Kubursi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.

32.2	Certification of Marwan Kubursi, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2003.