Form 10-K
period 2003-12-31
SMTC CORP
filed 2004-03-30
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common stock, par value $.01 per share.

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $15,593,132 on June 27, 2003, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2004, SMTC Corporation had 24,375,718 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 15, 2004, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 4,314,061 exchangeable shares outstanding, excluding exchangeable shares owned by SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

BUSINESS

Overview

SMTC Corporation (“We” or “SMTC” or the “Company”) provides advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through five manufacturing and technology centers strategically located in key technology and cost-effective corridors in the United States, Canada and Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support.

We have customer relationships with industry leading OEMs such as IBM and Ingenico. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing services that allow our customers to focus on their core competencies of sales, marketing and research and development. We seek to grow our business through the addition of new, high quality customers and the expansion of our activity with existing customers.

We believe that our key competitive advantages include our service quality and responsiveness, our commodity management capabilities, leading edge equipment and processes that are consistent from site to site, a customer-focused team-based approach, global supply chain management capabilities and web-based systems that electronically link us with our customers and suppliers in real time, enhancing our supply chain management capabilities.

During fiscal year 2001, in response to excess capacity caused by the slowing technology end market, we commenced a restructuring program aimed at reducing our cost structure. Actions taken by management to improve capacity utilization included closing our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sizing our Mexico and Ireland facilities and reducing our excess equipment.

Due to the continuing economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced the closing of our Cork, Ireland facility and that we were taking steps to place the subsidiary that operated that facility in voluntary administration.

In 2002, we began pursuing a plan to restructure, refinance and restore profitability and growth to the Company which we continued to execute during 2003. The first phase involved a major operational restructuring that aligned our cost structure with expected revenue and focused operations in key cost-effective geographic locations. This phase was substantially completed in the fall of 2003 and involved the closure of our sites in Donegal, Ireland, Austin, Texas, Charlotte, North Carolina and the sale of our Appleton, Wisconsin manufacturing operations. Our operational restructuring plan has been substantially completed, and we expect to incur limited additional charges related to its implementation.

In late 2003, we initiated the second phase to recapitalize the Company through several refinancing transactions that, upon closing, we believe would strengthen our balance sheet and provide additional financial flexibility. The closing of the refinancing transactions is subject to stockholder approval and certain other conditions.

Industry Background

The EMS industry provides manufacturing services to OEMs in the electronics marketplace. During 2003, the EMS industry continued to be adversely affected by the reduced demand for electronics products. We believe the EMS market will return to growth over time, fueled by the increased outsourcing of manufacturing by OEMs, by OEMs’ need for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles and by the divestiture of OEM manufacturing assets to EMS businesses. We believe that OEMs decide to outsource manufacturing to take advantage of the technology and manufacturing expertise of EMS companies, eliminate manufacturing overhead, reduce time-to-market of products, improve supply chain efficiency, and access worldwide cost effective, high quality manufacturing capabilities.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers that can provide a total service solution on a national or global basis, in order to lower costs and improve end-to-end efficiencies.

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

•	Improving Supply Chain Management. OEMs that manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers which possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

•	Accessing Advanced Manufacturing Capabilities and Process Technologies. Electronics products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technology expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

•	Improving Access to Global Markets. OEMs are generally increasing their international activities in an effort to expand sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer such OEMs global manufacturing solutions enabling them to meet local content requirements to distribute products efficiently around the world at lower costs.

The SMTC Customer Solution

SMTC has developed and implemented unique operating models and management systems to offer greater efficiency, flexibility and cost effectiveness. The goal of these systems is to provide a higher level of employee and team accountability and an enhanced capability to exceed customers’ expectations. Our customers benefit from the following components of the SMTC solution:

Commodity Management. The Commodity Management Group provides customers with product life cycle analysis identifying high risk components due to obsolescence or technology upgrades and provides recommendations to maintain a continuous production flow.

Copy Exact Model. All of SMTC’s sites operate under the same model with identical systems, processes and equipment. This enables customers to seamlessly transfer their production to alternative sites to reduce costs and respond to shifts in demand.

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

eBusiness. SMTC has a web-based systems through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with its customers and suppliers. These systems accelerate the timeliness and effectiveness of decision making and efficiently reach SMTC’s geographically dispersed facilities.

Supply Chain Management. SMTC works with its customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. These systems focus on minimizing the risk of inventory shortfalls or excesses and improve overall cost effectiveness.

The SMTC Strategy

Our objective is to provide OEM customers worldwide a complete EMS solution, offering the advantages of electronics outsourcing, such as access to advanced manufacturing technologies, reduced costs and faster time-to-market. We intend to achieve this objective by pursuing the following business strategies:

Leverage our Presence in Strategic Markets. We have facilities in several regions of North America, and we offer logistics and inventory management services worldwide. Each assembly facility we operate is held to the same high standards of excellence and uses a similar plant layout and equipment configuration. This allows us to continue to enjoy the benefits of fully integrated factories and allows our customers to have choices in manufacturing locations to best suit their needs.

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

Our Services

Our full range of value-added supply chain services includes product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support. More specifically, our services include:

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

Enclosures. We offer customers sheet metal fabrication services used in the assembly of a broad range of electronic enclosures.

System Integration. We offer a broad range of full system build capabilities to support our end-to-end solutions. The system integration process is designed to meet all customer requirements and deliver a final product directly to the end user.

Our Customers

We target OEMs primarily in the industrial, enterprise computing and networking, and communications sectors. Revenue in 2003 was attributed to the following industry sectors: 45% from industrial, 38% from enterprise computing and networking, and 17% from communications. We have focused on developing relationships with a larger number of industrial customers to reduce exposure to the volatility of certain electronics sectors.

We have customer relationships with industry leading OEMs such as IBM and Ingenico. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

•	High-end storage devices

•	Mid-range servers

•	Various networking equipment

•	Electronic gas pumps

•	Currency recognition systems

•	Point of sale terminals

•	Ground fault adapters

•	Voice messaging equipment

•	Semiconductor production and test equipment

Marketing and Sales

We market our services through a focused strategy that emphasizes our team based approach to servicing our customers. In addition to developing relationships with established industry leading OEMs, we also target selected emerging companies. We target prospective customers in the industrial, enterprise computing and networking, and communications markets. We are focused on building relationships with customers that require a volume of production that complements our customer-focused team-based approach and supply chain offerings. In all cases, our goal is to allocate our program management, engineering and manufacturing resources, business systems and assets on a customer-by-customer basis, enabling each of our customers to have a dedicated environment that operates as a virtual extension of their businesses.

We have a mix of established direct sales representatives and manufacturer representative companies throughout Canada and the United States. Our sales offices are primarily located within our manufacturing facilities. When a customer opportunity is identified by our direct or indirect sales force, we dedicate a team to the potential customer that becomes part of our marketing effort and will continue to service the customer throughout our relationship.

Supply Chain Management

We believe that the basis of true collaboration is seamless integration across the enterprise-wide system, encompassing the customers’ worldwide facilities, our manufacturing sites, and our suppliers. We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to plan, purchase, expedite and warehouse components and materials. The systems and processes we currently employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

We believe that to continue to offer our customers leading services, we must work with our customers and suppliers to create virtual enterprises, sharing information and making joint decisions to ensure a fast and cost-effective response to the market. Through a web-based user interface, our customers and suppliers have direct access to our supply chain management database. Customers are able to monitor the availability and supply of component parts in real time. Communication is streamlined throughout the supply chain, allowing our customers to receive timely feedback and allowing us to receive real time input from our suppliers.

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

Our Suppliers

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2003 we purchased approximately $219 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers such as supplier owned inventory and other SMTC supply chain velocity and flexibility programs. Fluctuations in material costs are typically passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition. Ultimately, however, our customers generally are responsible for all goods manufactured on their behalf.

During 2003, approximately 14% of our total purchases were from IBM. No other supplier represented greater than 10% of our total purchases.

Competition

The EMS industry is highly fragmented and comprised of a large number of domestic and foreign companies, several of which have achieved substantial market share. The intense competition we face is provided by many independent companies as well as in-house manufacturing capabilities of current and potential customers who evaluate our capabilities against the merit of manufacturing products internally. We compete with different companies depending on the type of service or geographic area. Our competitors include Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark Electronics Inc., Pemstar Inc. and Plexus Corp., as well as numerous other smaller EMS providers. Certain of our competitors have greater manufacturing, financial, research and development and marketing resources than SMTC. We believe that the principal competitive factors in our segments of the EMS industry are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication, the provision of value-added services and geographic locations. Failure to satisfy any of the foregoing requirements could seriously harm our business.

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

Recent Developments

We are in the process of attempting to implement a recapitalization, which is described in detail in Item 7 of this Annual Report on Form 10-K.

Employees

As of December 31, 2003, we employed approximately 927 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2003, our only unionized employees were at our Mexico facility (310 employees). In 2003, we terminated all of our employees in Donegal, Ireland, including 32 unionized employees. We have never experienced a work stoppage or strike and believe that our employee relations are good.

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

SMTC Manufacturing Corporation of Texas (Texas)

SMTC Manufacturing Corporation of Wisconsin (Wisconsin)

SMTC Mex Holdings, Inc. (Delaware)

SMTC Nova Scotia Company (Nova Scotia, Canada)

SMTC R&D Teoranta (Ireland)

SMTC Teoranta (Ireland)

Our company’s present corporate structure resulted from the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM, in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, SMTC Teoranta, SMTC R&D Teoranta and Qualtron, Inc., have become subsidiaries of HTM.

In August 1999, we acquired Zenith’s facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we acquired the Boston, Massachusetts based systems integration and precision enclosures business of W.F. Wood, which expanded our operations into the Northeastern United States. In July 2000, we acquired Appleton, Wisconsin based Pensar Corporation. In November 2000, we acquired Haverhill, Massachusetts based Qualtron, Inc. in connection with the acquisition of its parent company, Qualtron Teoranta, by SMTC Canada. In 2001, we closed our Denver, Colorado and Haverhill, Massachusetts facilities. In 2002, we closed our Cork, Ireland facility. In 2003, we closed our interconnect facility in Donegal, Ireland, our Austin, Texas facility and our Charlotte, North Carolina facility. We also sold our Appleton, Wisconsin manufacturing operations during 2003.

We have initiated the liquidation process for SMTC Ireland Company, SMTC R&D Teoranta and SMTC Teoranta. Additionally, we placed SMTC Manufacturing Corporation of Ireland Limited into liquidation, and it is in the process of dissolution.

Certain Financial Information

Information regarding revenues, profits (loss) and total assets and financial information regarding geographic areas is included in our consolidated financial statements set forth in this Annual Report on Form 10-K and the notes thereto.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Item 2:	Properties

Facilities

We conduct our operations within approximately 547,500 square feet of building space (excluding square footage of properties we have exited). We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures and the Appleton facility where we perform design engineering services. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Toronto, Ontario	100,000	Leased
San Jose, California	37,500	Leased
Boston, Massachusetts	150,000	Leased
Appleton, Wisconsin	10,000	Leased
Chihuahua, Mexico	250,000	Owned

One of our subsidiaries continues to have a Monterrey, Mexico site under lease as of March 15, 2004, but has exited operations and is seeking to exit the lease. Additionally, SMTC Manufacturing Corporation of Texas exited operations and surrendered possession of an Austin, Texas site in 2003.

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

The Company’s common stock began trading on The Nasdaq National Market under the symbol SMTX on July 21, 2000. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq. On March 15, 2004, the Company’s common stock closed at $0.85 per share and had a high price of $0.90 and a low price of $0.81 on that date.

	2002
	High	Low
First Quarter	$2.86	$1.10
Second Quarter	2.78	1.15
Third Quarter	1.80	0.75
Fourth Quarter	1.00	0.49

	2003
	High	Low
First Quarter	$1.40	$0.95
Second Quarter	1.01	0.62
Third Quarter	0.92	0.40
Fourth Quarter	1.95	0.68

As of March 15, 2004, there were approximately 85 holders of record of the Company’s common stock.

As of March 15, 2004, the Company’s capital stock consisted of 60,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 24,375,718 shares were issued and outstanding, and 5,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding.

The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to authorize the payment of dividends on common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs. Further, the Company’s senior credit facility restricts the Company from paying dividends.

The terms of the Company’s credit agreement require that the Company issue warrants to its lenders if it does not meet certain EBITDA (earnings before interest, income tax, depreciation, and amortization) targets as of each fiscal quarter end on the dates falling 45 days after the end of each fiscal quarter in 2003 and the first two fiscal quarters of 2004. The Company did not meet the applicable EBITDA target for the third fiscal quarter of 2003. Accordingly, the Company issued warrants as of November 12, 2003, certificated in the form included in Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003, for an aggregate of 229,934 shares of its common stock to its lenders in consideration for their extension of, and continued performance under, the credit facility. The warrants are immediately exercisable, have an exercise price per share of $1.04 and expire on November 12, 2008. The issuance of warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants included only accredited investors.

Item 6:	Selected Financial Data

SMTC is the result of the July 1999 combination of Surface Mount and HTM. Upon completion of the combination and concurrent recapitalization, the former stockholders of HTM held approximately 58.0% of the outstanding shares of SMTC. We accounted for the combination under the purchase method of accounting as a reverse acquisition of Surface Mount by HTM. Because HTM acquired Surface Mount for accounting purposes, HTM’s assets and liabilities are included in our consolidated financial statements at their historical cost and the comparative figures for the periods prior to the combination reflect the results of operations of HTM. The results of operations of Surface Mount are included in our consolidated financial statements from the date of the combination.

Selected Financial Data

The selected financial data includes the following:

•	The results of operations and other financial data for 1999 include a full year of results of HTM, as well as the results for Surface Mount from July 30, 1999 through December 31, 1999 and results for W.F. Wood from September 4, 1999 through December 31, 1999. For accounting purposes, HTM is considered to have acquired Surface Mount in the July 1999 combination.

•	The results of operations and other financial data for 2000 include a full year of results for HTM, Surface Mount and W.F. Wood and the results for Qualtron from November 22, 2000 through December 31, 2000. Pensar is included in the results from July 27, 2000 through December 31, 2000 but is characterized as discontinued operations.

•	The results of operations and other financial data for 2001, 2002 and 2003 include a full year of results for HTM, Surface Mount, W.F. Wood and Qualtron. Pensar is included in the results but is characterized as discontinued operations.

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

Consolidated Statement of Operations Data (a):

(in millions, except per share amounts)

	Year Ended
	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
Revenue	$248.5	$735.1	$528.1	$525.2	$306.1
Cost of sales, including restructuring and other charges (b)	226.8	670.1	557.6	504.9	279.5

Gross profit (loss)	21.7	65.0	(29.5)	20.3	26.6
Selling, general and administrative expenses, including other charges (b)	12.8	31.3	38.8	24.2	18.8
Amortization, including other charges (b)(c)	2.0	6.2	9.5	2.5	4.1
Restructuring and other charges, including the write-down of intangible assets (b)	—	—	41.8	30.4	1.0

Operating earnings (loss)	6.9	27.5	(119.6)	(36.8)	2.7
Interest	7.1	13.8	9.3	8.3	5.1
Debt extinguishment cost (d)	2.1	4.3	—	—	—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy (c)	(2.3)	9.4	(128.9)	(45.1)	(2.4)
Income taxes (recovery) (e)	(0.7)	5.0	(28.8)	(1.2)	35.0

Earnings (loss) from continuing operations	(1.6)	4.4	(100.1)	(43.9)	(37.4)
Loss from discontinued operations (f)	(0.5)	(0.8)	(4.7)	(8.5)	(2.4)
Cumulative effect of a change in accounting policy (c)	—	—	—	(55.6)	—

Earnings (loss)	$(2.1)	$3.6	$(104.8)	$(108.0)	$(39.8)

Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(2.38)	$0.11	$(3.50)	$(1.53)	$(1.30)
Loss per share from discontinued operations (f)	(0.30)	(0.7)	(0.16)	(0.30)	(0.09)
Loss from the cumulative effect of a change in accounting policy per share (c)	—	—	—	(1.93)	—

Basic earnings (loss) per common share	$(2.68)	$0.04	$(3.66)	$(3.76)	$(1.39)
Diluted earnings (loss) per common share	$(2.68)	$0.03	$(3.66)	$(3.76)	$(1.39)

Weighted average number of common shares outstanding:
Basic	1.6	13.2	28.6	28.7	28.7
Diluted	1.6	13.7	28.6	28.7	28.7

(a)	The consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. As a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred significant losses in fiscal 2001, 2002 and 2003, including costs associated with the restructuring of its operations resulting in a deficiency in shareholders’ equity at December 31, 2003. The Company’s long-term debt has been classified as a current liability at December 31, 2003 due to the maturity of the debt on October 1, 2004 (Refer to note 8 to our consolidated financial statements), resulting in a significant working capital deficiency as at December 31, 2003. In addition, absent the completion of the recapitalization (described below), the Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. Should the Company be unable to refinance the debt, subject to reasonable and achievable covenants, the Company expects that it will not be able to satisfy its indebtedness and other obligations. If the Company was unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior facility.

On February 17, 2004, the Company announced a proposed recapitalization, as described in note 20 to our consolidated financial statements. The effect of this recapitalization would be to lower the Company’s overall indebtedness at closing by approximately $37.0 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The proposed transactions are subject to the receipt of all necessary stockholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and the discharge of its liabilities in the normal course of business is dependent upon the Company being able to refinance its existing debt as described above. However, there can be no assurances that the Company will be successful in its refinancing efforts and, accordingly, may not have sufficient working capital to fund future operations.

Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for our financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

(b)	2001 Charges:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced an operational restructuring program aimed at reducing its cost structure (the “2001 Plan”). Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67.2 million, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. In addition, the Company recorded other charges of $24.0 million related primarily to accounts receivable, inventory and asset impairment charges.

Restructuring charges related to the 2001 Plan of $25.4 million and other charges of $15.2 million are included in cost of sales for fiscal year 2001. Other charges of $8.8 million are included in selling, general and administrative expenses for fiscal year 2001.

2002 Charges:

Due to the continuing economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36.9 million related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges and inventory exposures, and other facility exit costs and other charges of $2.1 million.

Restructuring charges related to the 2002 Plan of $6.5 million and other charges of $0.9 million are included in cost of sales for fiscal year 2002. Other charges of $1.0 million are included in selling, general and administrative expenses and other charges of $0.2 million are included in amortization expense for fiscal year 2002.

2003 Charges:

During 2003, the Company recorded a net restructuring and other charge of $1.0 million, consisting of a net adjustment to previously recorded charges related to the 2001 Plan and the 2002 Plan of $0.3 million and additional charges incurred during 2003 of $1.3 million. During 2003, the Company also recorded an adjustment to other charges of $0.1 million. The adjustment to other charges of $0.1 million is included in selling general and administrative expenses for fiscal year 2003.

(c)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 3(q) to our consolidated financial statements. Refer to Note 19 to our consolidated financial statements for a description of differences between United States GAAP and Canadian GAAP.

(d)	Debt extinguishment cost of $2.1 million in 1999 arises from debt prepayment penalties of $0.8 million, the write-off of unamortized debt financing fees of $1.0 million and the write off of the unamortized debt discount of $0.3 million. Debt extinguishment cost of $4.3 million in 2000 arises from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million.

(e)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for deferred tax assets. Refer to note 9 to our consolidated financial statements.

(f)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Company recorded a loss on disposal of $0.2 million, which has been included in the loss from discontinued operations during fiscal year 2003. Refer to note 18 to our consolidated financial statements.

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

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	Year Ended
	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
Cash	$2.1	$2.7	$12.1	$0.4	$0.2
Working capital (deficiency)	53.4	188.3	75.3	(8.2)	(55.2)
Total assets	228.1	547.5	341.4	191.0	108.8
Total debt, including current maturities	134.0	118.0	122.8	82.6	70.1
Shareholders’ equity (deficiency)	7.8	228.5	124.7	18.0	(21.3)
Capital expenditures	4.1	25.7	19.1	2.8	0.2
Cash flows from operating activities	(6.6)	(104.9)	28.3	34.8	5.5
Cash flows from financing activities	49.6	159.1	0.2	(44.1)	(8.9)
Cash flows from investing activities	(41.4)	(53.6)	(19.2)	(2.4)	3.3

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2003. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2002 and 2003. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarter Ended
	Mar 31, 2002	June 30, 2002	Sept 29, 2002	Dec 31, 2002	Mar 30, 2003	June 29, 2003	Sept 28, 2003	Dec 31, 2003
Revenue	$124.3	$148.3	$143.5	$109.1	$81.4	$70.8	$77.0	$76.9
Gross profit (a)	4.8	6.1	1.0	8.4	7.8	4.8	8.1	5.9
Earnings (loss) from continuing operations (b)	(3.4)	(2.1)	(14.0)	(24.4)	0.3	(36.4)	1.3	(2.6)
Earnings (loss) (b)	(68.3)	(1.8)	(13.4)	(24.5)	0.0	(39.8)	2.6	(2.6)
Earnings (loss) per share from continuing operations	$(0.12)	$(0.07)	$(0.49)	$(0.85)	$0.01	$(1.27)	$0.05	$(0.09)
Weighted average number of shares outstanding-diluted	28.7	28.7	28.7	28.7	28.7	28.7	28.7	28.7

(a)	Includes restructuring charges of $6.3 million and $0.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively, and other charges of $0.9 million for the quarter ended September 29, 2002.

(b)	Includes restructuring charges of $12.7 million and $24.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively, and other charges of $0.9 million and $1.2 million for the quarters ended September 29, 2002 and December 31, 2002, respectively. Includes restructuring and other charges of $0.3 million and $1.1 million for the quarters ended March 30, 2003 and December 31, 2003, respectively, adjustments to previously recorded restructuring charges of $0.4 million for the quarter ended June 29, 2003 and adjustments to previously recorded other charges of $0.1 million for the quarter ended December 31, 2003.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the “Selected Consolidated Financial Data” section of this Annual Report and our consolidated financial statements and notes to those statements included elsewhere in this Annual Report. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Factors That May Affect Future Results” section below. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements after the date of this Annual Report, even though our situation will change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We provide advanced electronics manufacturing services, or EMS, to electronics industry original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through five manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

As the technology sector grew rapidly in the years 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions, including Zenith Electronics’ facility in Chihuahua, W.F. Wood’s high precision enclosure manufacturing site in Boston, Massachusetts, Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin and Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland with a subsidiary in Haverhill, Massachusetts. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in fiscal year 2001, we began an operational restructuring that is substantially complete today and involved closing six and selling one of our manufacturing facilities. As a result of the restructuring of our business, the debt outstanding under our credit facility cannot be supported by our current business model. Accordingly, we have negotiated a restructuring of the debt under our existing credit agreement as part of an overall recapitalization of the Company that is subject to stockholder approval.

The following summary briefly describes the material terms of the proposed recapitalization of the Company, which consists of three main components: a private placement of equity securities that closed into escrow pending stockholder approval, a new secured credit facility and a transaction with the Company’s current lenders to repay a portion of the Company’s existing debt and restructure the balance of the Company’s existing debt. We refer to the proposed recapitalization in this annual report as the “Recapitalization Transaction.”

Private Placement of Equity Securities

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers comprised of Orion Securities Inc., CIBC World Markets Inc., GMP Securities Limited and RBC Dominion Securities Inc. (collectively, the “Underwriters”) of 33,350,000 Special Warrants of SMTC Manufacturing Corporation of Canada (each a “Special Warrant” and, collectively, the “Special Warrants”), an indirect wholly-owned subsidiary of the Company (“SMTC Canada”), to qualified investors at a price of Cdn$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of Cdn$40,020,000 (approximately US$30 million) (the “Offering”). The Company completed the private placement of Special Warrants on March 3, 2004 (the “Closing Date”). The net proceeds from the Offering are being held in escrow pending receipt of stockholder approval and, upon release from escrow, will be used for debt reduction, as part of a concurrent agreement with the Company’s lenders, and working capital. The private placement includes the following terms:

•	Each Special Warrant is exercisable into one unit consisting of one exchangeable share of SMTC Canada, and one half of a warrant to purchase an exchangeable share. Each whole warrant will be exercisable for one exchangeable share of SMTC Canada at an exercise price of Cdn$1.85 per share for a period of 60 months following the closing of the Offering.

•	Subject to satisfaction of applicable legal requirements, each exchangeable share can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share, as nearly as practicable, is the economic equivalent of a share of our common stock, and holders of the exchangeable shares are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares for our common stock.

•	The Special Warrants will be exerciseable for units on the earlier of: (i) the sixth business day after the date on which a receipt has been issued by applicable Canadian securities regulatory authorities for a (final) prospectus qualifying the distribution of the exchangeable shares and warrants issuable upon exercise of the Special Warrants (the “Prospectus Qualification Date”), and (ii) the first business day following the date that is 12 months following the closing date. If the Prospectus Qualification Date has not occurred on or before the date that is 90 days following the closing date or if the Company has not, within 120 days of the closing date, registered in the United States the common stock underlying the exchangeable shares issuable in connection with the offering, each Special Warrant shall thereafter entitle the holder to receive upon exercise, without payment of additional consideration, 1.1 units, in lieu of, one unit.

New Secured Credit Facility

The proposed Recapitalization Transaction also includes a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, with Congress Financial Corporation (Canada) for which a letter of intent has been signed.

Transactions with the Company’s Current Lenders

The proposed Recapitalization Transaction includes a transaction with the Company’s current lenders, for which a binding term sheet has been signed, under which the Company will satisfy its debt by:

•	repaying $40 million of debt at par;

•	exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement;

•	canceling the warrants held by the current lenders; and

•	converting up to a limit of $27.5 million, into second lien subordinated debt with maturity ranging from 4 to 5 years. In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par.

Certain Effects of the Recapitalization Transaction

•	The effect of this refinancing would be to lower the Company’s overall indebtedness at closing by approximately $37 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The level of indebtedness under the existing lenders’ facility at December 31, 2003 was $70.1 million.

•	Currently outstanding shares will be 39% of the outstanding shares after the Recapitalization Transaction and 30% of the outstanding shares upon the exercise of the private placement warrants and the warrants that will be issued to our current lenders (with such exercise generating approximately Cdn$41.1 million in additional proceeds for the Company).

Need for the Recapitalization Transaction

The Board of Directors has approved the proposal for the Recapitalization Transaction. We believe that the Recapitalization Transaction is in the best interests of the Company and the stockholders due to:

•	the over-leveraged capital structure of the Company;

•	the increased liquidity and working capital availability afforded by the refinancing;

•	the high probability of default under our credit agreement absent a refinancing;

•	the lack of a more favorable offer to the Recapitalization Transaction proposal following a process undertaken to identify potential purchasers of all or part of the Company; and

•	the less favorable alternative to the Company and the stockholders that resulted from the negotiations with our current lenders regarding a stand alone refinancing.

We believe that the likely outcome for the Company if the Recapitalization Transaction is not completed would be negative. If the Recapitalization Transaction had not been agreed to with the Company’s lenders prior to the issuance of the Company’s financial results for fiscal year 2003, the Company believes that suppliers and customers would have reacted negatively to the going concern qualification in the Company’s accountants’ audit opinion. Further, the Company would likely have been in default of other covenants under the terms of its existing credit agreement no later than the end of June 2004. Absent the agreement with the current lenders on the Recapitalization Transaction, upon an event of default, the lenders could have decided to resort to their collateral, consisting of substantially all of the Company’s assets and in which event reorganization proceedings under the Bankruptcy Code could have been one of the possible consequences. If the Recapitalization Transaction is not approved by the stockholders, the Company will likely face a high probability of an event of default with its current lenders no later than the end of June 2004.

As a result of the restructuring of the Company and market conditions in the period 2001 to 2002, we incurred significant operating losses. As a result of the late stages of the restructuring of the Company, the continued downturn in the technology sector and the over-leveraged capital structure of the Company, the Company continued to experience losses during fiscal 2003. The losses from fiscal 2001 through 2003 resulted in our repeated non-compliance with certain financial covenants contained in our credit agreement and repeated amendments to our credit agreement. The Company was in compliance with the amended financial covenants at December 31, 2003. Continued compliance with the amended financial covenants through October 1, 2004, the term of the credit facility, is unlikely. In the event of non-compliance (and absent the completion of the Recapitalization Transaction), the Company’s lenders have the ability to demand repayment of the outstanding amounts under the amended credit facility.

Corporate History

SMTC Corporation is the result of the July 1999 combination of the former SMTC Corporation, or Surface Mount, and HTM Holdings, Inc., or HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. On July 27, 2000, we consummated an initial public offering of 6,625,000 shares of our common stock and 4,375,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 1,650,000 shares of common stock upon exercise of the underwriters’ over-allotment option. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts. In fiscal 2001, we closed our facilities in Denver, Colorado and Haverhill, Massachusetts. In fiscal 2002, we closed our facility in Cork, Ireland. In fiscal 2003, we closed our facilities in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold the majority of our operations in Appleton, Wisconsin.

Results of Operations

Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customer. Revenue from the sale of products is recognized when goods are shipped to customers since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and the earnings process is complete. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed. Actual production volumes are based on purchase orders for the delivery of products. Typically, these orders do not commit to firm production schedules for more than 30 to 90 days in advance. To minimize inventory risk, generally we order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition.

Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in Note 19 to the consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There are no Canadian GAAP differences in 2003.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2001	December 31, 2002	December 31, 2003
Revenue	100.0%	100.0%	100.0%
Cost of sales (includes restructuring charges of $25.4 million and $6.5 million and other charges of $15.2 million and $0.9 million for the years ended December 31, 2001 and 2002, respectively)	105.6	96.1	91.3

Gross profit (loss)	(5.6)	3.9	8.7
Selling, general and administrative expenses (includes other charges of $8.8 million and $1.0 million for the years ended December 31, 2001 and 2002, respectively, and adjustments to previously recorded other charges of $0.1 million for the year ended December 31, 2003)	7.3	4.6	6.1
Amortization (includes other charges of $0.2 million for the year ended December 31, 2002)	1.8	0.5	1.3
Restructuring and other charges, including the write-down of intangible assets	7.9	5.8	0.3

Operating earnings (loss)	(22.6)	(7.0)	0.9
Interest	1.8	1.6	1.7

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(24.4)	(8.6)	(0.8)
Income taxes (recovery)	(5.5)	(0.2)	11.4

Earnings (loss) from continuing operations	(18.9)	(8.4)	(12.2)
Loss from discontinued operations	(0.9)	(1.6)	(0.8)
Cumulative effect of a change in accounting policy	—	(10.6)	—

Loss	(19.8)%	(20.6)%	(13.0)%

Year ended December 31, 2003 compared to the year ended December 31, 2002

Revenue

Revenue decreased $219.1 million, or 41.7%, from $525.2 million for the year ended December 31, 2002 to $306.1 million for the year ended December 31, 2003. The decrease in revenue primarily is due to the effect of the continued decline experienced in the technology market, coupled with our decision to terminate our supply agreement with Dell during 2002 and a reduction in revenue from many of our larger customers. During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement and to end production over the third quarter of 2002. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns for the disproportionate amount of working capital utilized. While the decision to terminate the Company’s supply agreement with Dell lowered the Company’s 2003 revenue, the reduction in revenue was offset by reduced expenses and reduced working capital requirements. In 2003, SMTC’s focus on the industrial sector resulted in a substantial change to the product mix over 2002. The industrial sector represented 45% of total sales in 2003, compared to 22% in 2002. The proportion of sales to both the enterprise computing and networking and the communications sectors declined to 38% and 17% respectively in 2003 from 53% and 25% respectively in 2002.

During 2003 we recorded approximately $10.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $30.9 million for the same period in 2002.

Revenue from IBM of $80.9 million, Ingenico of $44.6 million and Square D of $32.0 million for the year ended December 31, 2003 was 26.4%, 14.6% and 10.5%, respectively, of total revenue for the period. Revenue from IBM of $121.6 million, Dell of $87.7 million and Alcatel of $69.6 million for the year ended December 31, 2002 was 23.2%, 16.7% and 13.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the year ended December 31, 2003, 48.1% of our revenue was produced from operations in Mexico, 28.0% from the United States, 23.1% from Canada, and 0.8% from Europe. For the year ended December 31, 2002, 48.9% of our revenue produced from operations in the United States, 34.4% from Mexico, 15.8% from Canada and 0.9% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua, Mexico and Markham, Ontario, Canada facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit increased $6.3 million from $20.3 million for the year ended December 31, 2002 to $26.6 million for the year ended December 31, 2003. Fiscal year 2002 gross profit includes the effect of restructuring charges of $6.5 million related to an additional write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector.

Gross profit, excluding restructuring and other charges, decreased $1.1 million from $27.7 million, or 5.3% of revenue for fiscal year 2002, to $26.6 million, or 8.7% of revenue for fiscal year 2003. The decline in absolute dollar gross profit, excluding restructuring and other charges, is due to the effect of the lower revenue in 2003, which was largely offset by cost savings due to capacity reductions that were significantly completed by the second quarter of 2003 and an improvement in customer mix as the Company continues to diversify its customer base. Gross margins improved as a result of a higher concentration of sales to the industrial sector relative to both the enterprise computing and networking and the communications sectors. Margins in the industrial sector are typically higher due to a greater degree of product customization and smaller, more diversified lot sizes. Gross profit was adversely affected by increased costs to meet customers’ orders due to our credit related constraints. Specifically, credit constraints arose from our burdensome debt position, resulting in additional freight and material costs and labor inefficiencies that lowered our margins in the fourth quarter of 2003.

The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $5.4 million from $24.2 million for the year ended December 31, 2002 to $18.8 million for the year ended December 31, 2003. Selling, general and administrative expenses for fiscal year 2002 include $1.0 million related to a write-down of certain assets. Selling, general and administrative expenses for fiscal year 2003 include an adjustment to previously recorded other charges of $0.1 million. Excluding the charges and adjustment noted above, selling, general and administrative expenses decreased $4.3 million from $23.2 million, or 4.4% of revenue for fiscal year 2002, to $18.9 million, or 6.2% of revenue for fiscal year 2003 due to the closure of our Donegal, Austin and Charlotte facilities and to our continued focus on reducing selling, general and administrative expenses at each operating site. The increase in selling, general and administrative expenses as a percentage of revenue is a result of lower revenue.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $4.1 million for fiscal year 2003 include the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

Amortization of intangible assets of $2.5 million for fiscal year 2002 included the amortization of $2.2 million (including other charges of $0.2 million) of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments, and $0.3 million of deferred equipment lease costs.

The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt.

Restructuring and Other Charges

The following table details the components of the restructuring charge and other charges:

	Year ended
(in millions)	December 31, 2002	December 31, 2003
Inventory write-downs included in cost of sales	$6.5	$—
Lease and other contract obligations	18.7	2.5
Adjustments of previously recorded lease and other contract obligations	(0.4)	(4.1)
Severance	2.8	2.4
Other facility exit costs	1.6	0.1
Adjustments to other facility exit costs	—	(0.9)
Asset impairment	7.7	—
Proceeds on assets previously written down	—	(0.3)
Other charges	—	1.3

Restructuring and other charges	$30.4	$1.0

	36.9	1.0
Other charges included in cost of sales	0.9	—
Other charges (adjustments) included in selling, general and administrative expenses	1.0	(0.1)
Other charges included in amortization expense	0.2	—

	2.1	(0.1)

	$39.0	$0.9

2002 restructuring and other charges:

Due to the continuing economic downturn, the Company took steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36.9 million related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2.1 million primarily related to the costs associated with the disengagement of a customer and the continued downturn.

(a) Restructuring charges:

The write-down of inventory of $6.5 million represents further costs associated with the closure of the assembly facility in Denver and costs associated with the closure of the interconnect facility in Donegal, Ireland.

Lease and other contract obligations of $18.7 million represent the costs associated with exiting equipment leases and exiting facility leases in Austin and Donegal, Ireland.

Severance costs of $2.8 million are associated with the closure of the interconnect facility in Donegal, Ireland and the resizing of various other locations. The severance costs related to 481 plant and operational employees, primarily at the Mexico and Donegal, Ireland facilities.

Other facility exit costs of $1.6 million include other costs associated with the decommissioning and closure of the Austin and Donegal, Ireland facilities.

Asset impairment charges of $7.7 million reflect the write-down of certain long-lived and other assets, primarily at the Austin location, that became impaired as a result of the rationalization of facilities. The asset impairment was identified by comparing book value on undiscounted projected future net cash flows relating to the assets, resulting in a write-down to estimated salvage values.

During 2002, the Company recorded an adjustment to lease and other contract obligation costs recorded as part of the 2001 Plan of $0.4 million upon negotiating a final settlement on a facility lease for amounts less than originally estimated.

(b) Other charges:

Other charges included in cost of sales of $0.9 million relate to inventory charges resulting from the disengagement with a customer, coupled with the effect of the continued downturn in the technology sector. Other charges of $1.0 million included in selling, general and administrative expenses relate to the write-off of certain assets. Other charges of $0.2 million included in amortization expense relate to additional amortization recorded to reflect the December 2002 amendment to our credit facility.

The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

2003 restructuring and other charges:

During 2003, the Company recorded a net restructuring and other charge of $1.0 million, consisting of a net adjustment to previously recorded charges related to the 2001 Plan (as defined below) and the 2002 Plan of $0.3 million and additional charges incurred during 2003 of $1.3 million. During 2003, the Company also recorded an adjustment to other charges of $0.1 million.

(a) Restructuring and other charges:

During 2003, the Company recorded an additional charge for lease and other contract obligations of $2.5 million, consisting of a charge related to the 2001 Plan of $2.2 million due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico, and a charge related to the 2002 Plan of $0.3 million primarily associated with the idling of equipment leases at the Donegal facility. During 2003, the Company also recorded a reduction to lease and other contract obligations related to the 2002 Plan of $4.1 million for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts.

Severance costs of $2.4 million recorded during 2003 related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan and the change in senior management during the year. Included in the severance costs was $0.8 million related to the termination of 75 plant and operational employees at the Charlotte facility, $0.3 million for the termination of 47 employees at the Austin facility, and $0.3 million for the termination of 42 employees at the Mexico facility.

Other facility exit costs of $0.1 million recorded during 2003 largely relate to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $0.9 million during 2003, consisting of $0.2 million related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts, and $0.7 million related to the 2002 Plan. The $0.7 million relates to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than the originally estimated amounts and the effects of ongoing negotiations for the settlement of other liabilities.

During 2003, the Company recorded a gain of $0.3 million related to the disposal of assets previously written down at the Donegal facility.

Other charges recorded during 2003 of $1.3 million relate to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors of $0.9 million and a discount on the prepayment of stockholder loans of $0.4 million. All amounts related to the 2003 other charges were paid during 2003.

Approximately $2.9 million of the restructuring charges associated with lease and other contract obligations related to the 2001 Plan and $7.6 million associated with lease and other contract obligations, severance and other facility exit costs related to the 2002 Plan remained unpaid at December 31, 2003. We expect the majority of the remaining restructuring accrual related to severance charges and equipment lease obligations to be paid by the end of fiscal year 2005. We are attempting to negotiate a settlement of the remaining facility lease obligations.

(b) Other charges:

During 2003, the Company recorded an adjustment of $0.1 million in selling, general and administrative expenses related to the recovery of assets written off in 2002.

Interest Expense

Interest expense decreased $3.2 million from $8.3 million for the year ended December 31, 2002 to $5.1 million for the year ended December 31, 2003 due to lower average debt outstanding during 2003 combined with lower interest rates. The weighted average interest rates with respect to the debt for the years ended December 31, 2002 and December 31, 2003 were 7.2% and 6.6%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $34.5 million at December 31, 2002 to approximately $68.4 million at December 31, 2003. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

At December 31, 2003, the Company had total net operating loss carryforwards of approximately $142.4 million, of which $4.2 million will expire in 2010, $0.3 million will expire in 2011, $1.3 million will expire in 2012, $1.6 million will expire in 2018, $81.2 million will expire in 2021, $20.2 million will expire in

2022 and $33.6 million will expire in 2023. The Recapitalization Transaction may limit our ability to utilize a significant portion of our tax losses in the future.

For the year ended December 31, 2002 an income tax recovery of $1.2 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $45.1 million resulting in an effective tax recovery rate of 2.7%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

Discontinued Operations

(a) Appleton

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Company recorded a loss on disposal of $0.2 million, which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

(in millions)
Proceeds on disposal of discontinued operation	$3.1
Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$(0.2)

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Year ended
(in millions)	December 31, 2002	December 31, 2003
Revenue	$44.3	$10.8

Earnings (loss) from discontinued operations	$1.7	$(4.0)

Included in the loss from discontinued operations for the year ended December 31, 2003 is the loss on disposition of discontinued operation of $0.2 million, a restructuring charge of $3.2 million recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $0.5 million. The loss from discontinued operations for the year ended December 31, 2002 includes restructuring charges of $0.1 million.

(b) Cork

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

The following information relates to the Cork discontinued operations:

	Year ended
(in millions)	December 31, 2002	December 31, 2003
Revenue	$5.0	$—

Earnings (loss) from discontinued operations	$(10.2)	$1.6

In 2002, the loss from discontinued operations includes the costs of closing the facility of $9.7 million. Included in this amount are the write-offs of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.4 million related to the termination of all employees.

During 2002, the Company recorded an accrual for costs associated with the exiting of the facility of $3.0 million, consisting of lease and other contract obligations of $0.3 million, severance of $1.4 million and other facility exit costs of $1.3 million. During 2002, aggregate cash payments of $2.7 million were made, and the accrual at December 31, 2002 of $0.3 million related to additional severance payments to be made.

In 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2.3 million, less additional charges of $0.7 million related to the closure of the facility. As at December 31, 2003, there is no remaining accrual related to the Cork facility.

Year ended December 31, 2002 compared to the year ended December 31, 2001

Revenue

Revenue decreased $2.9 million, or 0.6%, from $528.1 million for the year ended December 31, 2001 to $525.2 million for the year ended December 31, 2002. The decrease in revenue primarily is due to the effects of the continued general decline in the technology market. During 2002 we recorded approximately $30.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $27.1 million for the same period in 2001. The product mix in 2002 did not change substantially from 2001. The enterprise computing and networking sector represented 53% of sales in 2002 compared to 49% in 2001. The industrial sector increased to 22% in 2002 compared to 19% in 2001 and the communications sector decreased to 25% in 2002 from 32% in 2001.

Revenue from IBM of $121.6 million, Dell of $87.7 million and Alcatel of $69.6 million for the year ended December 31, 2002 was 23.2%, 16.7% and 13.2%, respectively, of total revenue for the period. Revenue from IBM of $115.2 million, Alcatel of $63.8 million and Dell of $61.9 million for the year ended December 31, 2001 was 21.8%, 12.1% and 11.7%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2002, the Company informed Dell of its intention to terminate its supply agreement with Dell and to end production over the third quarter. The Company’s decision was taken after a review of the Company’s return on capital requirements indicated that the customer’s programs were not generating sufficient returns for the disproportionate amount of working capital utilized.

During the year ended December 31, 2002, 48.9% of our revenue was produced from operations in the United States, 34.4% from Mexico, 15.8% from Canada, and 0.9% from Europe. For the year ended December 31, 2001, 62.5% of our revenue was produced from operations in the United States, 23.3% from Mexico, 11.5% from Canada and 2.7% from Europe.

Gross Profit

Gross profit increased $49.8 million from a loss of $29.5 million for the year ended December 31, 2001 to gross profit of $20.3 million for the year ended December 31, 2002. Fiscal year 2001 gross profit includes restructuring charges of $25.4 million related to a write-down of inventory in connection with the closure of our Denver facility and $15.2 million of other inventory related charges. Fiscal year 2002 gross profit includes the effect of restructuring charges of $6.5 million related to related to an additional write-down of inventory in connection with the closure of our Denver facility and other inventory related charges of $0.9 million resulting from the costs associated with the disengagement of Dell, coupled with the effects of the continued downturn in the technology sector.

Gross profit, excluding restructuring and other charges, increased $16.6 million from $11.1 million, or 2.1% of revenue for fiscal year 2001, to $27.7 million, or 5.3% of revenue for fiscal year 2002. The improvement in the gross profit, excluding restructuring and other charges, is due to a reduction in both fixed and variable manufacturing expenses, including fixed operating lease expenses and variable labor costs. The improvement in gross margin, excluding restructuring and other charges, is due to improved utilization of the fixed manufacturing expenses and lower labor costs as a percentage of revenue, due to the continued focus on expense management.

The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $14.6 million from $38.8 million for the year ended December 31, 2001 to $24.2 million for the year ended December 31, 2002. Selling, general and administrative expenses for fiscal year 2001 include $8.8 million related to accounts receivable exposures and other charges recorded in response to the decline in the technology markets. Selling, general and administrative expenses for fiscal year 2002 include $1.0 million related to a write-down of certain assets. Excluding the charges noted above, selling general and administrative expenses decreased $6.8 million from $30.0 million, or 5.7% of revenue fiscal year 2001, to $23.2 million, or 4.4% of revenue for fiscal year 2002, due to our continued focus on reducing selling, general and administrative expenses.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

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

Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 3(q) to our consolidated financial statements. This change in accounting policy to not amortize goodwill has not been applied retroactively and the amounts presented for prior periods have not been restated for this change. The impact of this change would be a reduction to net loss of $6.8 million in 2001.

Restructuring and Other Charges including the Write-down of Intangible Assets

The following table details the components of the restructuring charge and other charges:

	Year ended
(in millions)	December 31, 2001	December 31, 2002
Inventory write-downs included in cost of sales	$25.4	$6.5
Lease and other contract obligations	8.6	18.7
Adjustments of previously recorded lease and other contract obligations	—	(0.4)
Severance	3.6	2.8
Other facility exit costs	6.2	1.6
Asset impairment	5.6	7.7
Write-down of intangible assets	17.8	—

Restructuring charges, including the write-down of intangible assets	$41.8	$30.4

	67.2	36.9
Other charges included in cost of sales	15.2	0.9
Other charges included in selling, general and administrative expenses	8.8	1.0
Other charges included in amortization expense	—	0.2

	24.0	2.1

	$91.2	$39.0

2001 restructuring and other charges:

(a) Restructuring charges:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced an operational restructuring program aimed at reducing its cost structure (the “2001 Plan”). Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67.2 million, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. In addition, the Company recorded other charges of $24.0 million related primarily to accounts receivable, inventory and asset impairment charges.

The write-down of inventory of $25.4 million recorded in cost of sales is associated with the closure of the assembly facility in Denver.

Lease and other contract obligations of $8.6 million include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

Severance costs of $3.6 million are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the resizing of the Mexico and Ireland facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility and 68 plant and operational employees at the Donegal, Ireland facility.

Other facility exit costs of $6.2 include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

Asset impairment charges of $5.6 million reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

(b) Write-down of intangible assets:

During 2001, the Company recorded a write-down of intangible assets of $17.8 million, which includes the write-down of goodwill associated with a previous acquisition of Qualtron Teoranta of $16.3 million and the write-down of intangible assets of $1.5 million. In accordance with the then current accounting policy of the Company, long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Due to the downturn in the electronics manufacturing services industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. The evaluation indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron Teoranta acquisition were less than their carrying value and, accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron Teoranta and certain intangible assets.

(c) Other charges:

During 2001, the Company recorded other charges totaling $24.0 million related primarily to accounts receivable, inventory and asset impairment charges, resulting from the downturn in the technology sector. Included in cost of sales are other charges of $15.2 million related to inventory and included in selling, general and administrative expenses are other charges of $7.9 million related to accounts receivable exposures and other charges of $0.9 million related to asset impairment charges at various facilities other than the Denver and Haverhill facilities.

2002 restructuring and other charges:

Due to the continuing economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36.9 million related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2.1 million primarily related to the costs associated with the disengagement of a customer and the continued downturn.

(a) Restructuring charges:

The write-down of inventory of $6.5 million represents further costs associated with the closure of the assembly facility in Denver and costs associated with the closure of the interconnect facility in Donegal, Ireland.

Lease and other contract obligations of $18.7 million represent the costs associated with exiting equipment leases and exiting facility leases in Austin and Donegal, Ireland.

Severance costs of $2.8 million are associated with the closure of the interconnect facility in Donegal, Ireland and the resizing of various other locations. The severance costs related to 481 plant and operational employees, primarily at the Mexico and Donegal, Ireland facilities.

Other facility exit costs of $1.6 million include other costs associated with the decommissioning and closure of the Austin and Donegal, Ireland facilities.

Asset impairment charges of $7.7 million reflect the write-down of certain long-lived and other assets, primarily at the Austin location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets, resulting in a write-down to estimated salvage values.

During 2002, the Company recorded an adjustment to lease and other contract obligation costs recorded as part of the 2001 Plan of $0.4 million upon negotiating a final settlement on a facility lease for amounts less than originally estimated.

The major components of the 2002 restructuring plan were completed during fiscal 2003.

(b) Other charges:

Other charges included in cost of sales of $0.9 million relate to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector. Other charges of $1.0 million included in selling, general and administrative expenses relate to the write-off of certain assets. Other charges of $0.2 million included in amortization expense relate to additional amortization recorded to reflect the December 2002 amendment to our credit facility.

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

Income Tax Expense

For the year ended December 31, 2002, an income tax recovery of $1.2 million was recorded on a pre-tax loss before discontinued operations and the cumulative effect of a change in accounting policy of $45.1 million. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Based upon consideration of these factors, management believes the recorded valuation allowance related to the loss carryforwards is appropriate. However, in the event that actual results differ from estimates or management adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

For the year ended December 31, 2001 an income tax recovery of $28.8 million was recorded on a pre-tax loss before discontinued operations of $128.9 million resulting in an effective tax recovery rate of 22.3%, as losses in certain jurisdictions were not tax effected due to the uncertainty of our ability to utilize such losses.

We also were unable to deduct $4.0 million of goodwill amortization and $17.8 million of goodwill and intangible asset write-downs.

Discontinued Operations

(a) Appleton

The following information included in discontinued operations relates to the Appleton manufacturing operations:

	Year ended
(in millions)	December 31, 2001	December 31, 2002
Revenue	$71.2	$44.3

Earnings (loss) from discontinued operations	$(0.3)	$1.7

The loss from discontinued operations for the year ended December 31, 2002 includes restructuring charges of $0.1 million. The loss from discontinued operations for the year ended December 31, 2001 includes other charges of $3.2 million.

(b) Cork

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

The following information relates to the Cork discontinued operations:

	Year ended
(in millions)	December 31, 2001	December 31, 2002
Revenue	$12.8	$5.0

Loss from discontinued operations	$(0.3)	$(10.2)

In 2001, the loss from discontinued operations includes restructuring charges of $0.3 million and other charges of $0.1 million. In 2002, the loss from discontinued operations includes the costs of closing the facility of $9.7 million. Included in this amount are the write-offs of the net assets of $6.7 million (comprised of capital assets of $1.1 million and net working capital of $5.6 million) and other costs associated with exiting the facility of $3.0 million. Included in the other costs is severance of $1.4 million related to the termination of all employees.

During 2002, the Company recorded an accrual for costs associated with the exiting of the facility of $3.0 million, consisting of lease and other contract obligations of $0.3 million, severance of $1.4 million and other facility exit costs of $1.3 million. During 2002, aggregate cash payments of $2.7 million were made, and the accrual at December 31, 2002 of $0.3 million related to additional severance payments to be made.

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

2003 Liquidity: Net cash provided by operating activities for the year ended December 31, 2003 was $5.5 million. Inventory turns (excluding the inventory related to discontinued operations) declined to nine times at the end of the fourth quarter of 2003 from 11 times for the same period in 2002. Accounts receivable days sales outstanding (excluding the accounts receivable related to discontinued operations) increased to 49 days at the end of the fourth quarter of 2003 from 44 days for the same period in 2002. Despite the increase in accounts receivable days, the percentage of past due accounts receivable relative to total accounts receivable decreased to 21% at December 31, 2003 from 25% at December 31, 2002. During 2003, the Company made $10.7 million of restructuring payments.

Net cash used in financing activities for year ended December 31, 2003 of $8.9 million consists of the repayment of long-term debt of $12.5 million and the repayment of capital leases of $0.2 million, offset by the repayment of stockholder loans of $3.8 million.

Net cash provided by investing activities for the year ended December 31, 2003 was $3.3 million resulting from proceeds of $3.1 million from a disposition of discontinued operations and proceeds from the sale of capital assets of $0.3 million, offset by purchases of capital assets of $0.2 million.

2002 Liquidity: Net cash provided by operating activities for the year ended December 31, 2002 was $34.8 million. Our continued focus on improving our accounts receivable and inventory levels during the year led to the reduced working capital usage. Inventory turns (excluding the inventory related to discontinued operations) improved to 11 times at the end of the fourth quarter of 2002 from 6 times for the same period in 2001. Accounts receivable days sales outstanding (excluding the accounts receivable related to discontinued operations) improved to 44 days at the end of the fourth quarter of 2002 from 54 days for the same period in 2001. Past due accounts receivable as a percentage of total accounts receivable remained unchanged at 24% from 2001 to 2002. During 2002, the Company made $9.0 million of restructuring payments.

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

Capital Resources

As a result of restructuring actions and market conditions we have incurred losses during 2001, 2002 and 2003, which resulted in our repeated non-compliance with financial covenants contained in our credit agreement and repeated amendments to our credit agreement to revise the financial covenants to be more consistent with our actual and forecasted revenue levels. In connection with an amendment to our credit facility in December 2002, the Company agreed to issue warrants to the lenders to purchase common stock at an exercise price equal to the fair market value on the date of the grant if we did not meet certain EBITDA targets. As a result of our shortfall in achieving such EBITDA targets, we have issued, or are currently obligated to issue, a total of 2,199,804 warrants. If the Recapitalization Transaction is approved and consummated, all of the warrants issued pursuant to the December 2002 amendment will be cancelled and the debt under the current credit agreement will be restructured.

As a result of the restructuring of our business and the continuing downturn in the market, the debt outstanding under our credit facility cannot be supported by our current business model and it is no longer sufficient to continue to seek amendments to our credit agreement. Accordingly, we have negotiated a restructuring of the debt under our existing credit agreement as part of an overall recapitalization of the Company that is subject to stockholder approval.

As described in greater detail under “Overview,” in 2004, the Company proposes to effectuate a Recapitalization Transaction through three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s current lenders to repay a portion of and restructure a portion of the Company’s existing debt:

•	The Company completed a fully underwritten, committed private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors at a price of Cdn$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of Cdn$40,020,000 (approximately US$30 million), which closed on March 3, 2004. The net proceeds are being held in escrow pending receipt of stockholder approval and, upon release from escrow, will be used for debt reduction, as part of a concurrent agreement with the Company’s lenders, and working capital.

•	The Company has entered into a letter of intent with Congress Financial Corporation (Canada) for a new, 3-year $40 million credit facility, subject to certain borrowing base conditions.

•	The Company has entered into a binding term sheet with its current lenders under which the Company will satisfy its debt by repaying $40 million of debt at par; exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement; and converting up to a limit of $27.5 million, into second lien subordinated debt with maturity ranging from 4 to 5 years. In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par.

We expect that the effect of the refinancing will be to lower the Company’s overall indebtedness at closing by approximately $37 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The level of indebtedness under the existing lenders’ facility at December 31, 2003 was US$70.1 million.

If we complete the Recapitalization Transaction, our management believes that cash generated from operations, available cash and amounts available under our senior credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our credit facility, as discussed above. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

If we do not complete the Recapitalization Transaction, we would likely be in default of covenants under our credit agreement no later than the end of June 2004. Upon an event of default, our lenders would have the right to proceed against all of the collateral granted to them to secure our indebtedness, consisting of substantially all of our assets, and reorganization proceedings under the Bankruptcy Code could be a possible consequence. In this circumstance, our management believes that cash generated from operations, available cash and amounts available under our senior credit facility would not be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months.

As at December 31, 2003, contractual repayments due within each of the next five years and thereafter are as follows:

(in millions) Contractual obligations	2004	2005	2006	2007	2008 and thereafter	Total
Long-term debt	$70.1	$—	$—	$—	$—	$70.1
Capital lease obligations	0.2	—	—	—	—	0.2
Operating lease obligations	12.4	3.8	3.7	3.2	8.5	31.6

Total contractual cash obligations	$82.7	$3.8	$3.7	$3.2	$8.5	$101.9

Included in the operating lease obligations are $6.7 million, $0.7 million, $0.7 million and $0.3 million, representing lease costs for the years 2004 to 2007, respectively, which have been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2003.

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

Contingent liabilities in the form of letters of credit and letters of guarantee are provided to certain third parties. These guarantees were entered into prior to January 1, 2003, and cover various payments, including customs and excise taxes and raw material purchases. The total amount of future payments to be made under these guarantees is approximately $0.9 million.

Recently Issued Accounting Standards

In August 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. Statement 143 is effective for fiscal 2003. The adoption of Statement 143 on January 1, 2003 did not have a material impact on the Company’s financial position of results of operations.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 allows for recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Prior to the issuance of Statement 146, a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on its existing restructuring plans as these plans were initiated under an exit plan that met the criteria of EITF 94-3.

In December 2002, Statement 148 was issued to amend Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications are included in note 3(k) to these consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of Statement 149 on July 1, 2003 did not have any impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments meeting certain specified criteria that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. The adoption of Statement 150 in the third quarter of 2003 did not have any impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has not entered into or modified any guarantees after December 31, 2002. Disclosures of guarantees are included in note 13. The initial recognition and measurement provisions during fiscal 2003 did not have any impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised (“FIN 46R”). FIN 46R modifies the scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have any impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which provides guidance on both how and when an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement’s consideration should be allocated among separate units. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer accounts receivable that are considered to be impaired based on the Company’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Company considers factors, including the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Inventory Valuation

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell inventory to customers or on return to suppliers. If these assumptions change, additional write-downs may be required.

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

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“Statement 144”). Under Statement 144 assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell. Prior to January 1, 2002, recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset (or asset groupings) to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In accordance with the provisions of Statement 144, the Company has presented the closure of its Cork facility in 2002 and sale of its Appleton facility in 2003 as discontinued operations.

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its loss carryforwards is appropriate.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) the failure of stockholders to approve our pending recapitalization transactions; (2) increased competition; (3) increased costs; (4) the inability to implement our business plan and maintain covenant compliance under our credit agreement; (5) the loss or retirement of key members of management; (6) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (7) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO THE RECAPITALIZATION TRANSACTION

If we fail to complete the Recapitalization Transaction, we would likely have an event of default under the terms of our existing credit agreement and would not likely be able to negotiate a transaction on equal or more favorable terms.

If the Recapitalization Transaction is not approved at the stockholders’ meeting, we expect that we would not be able to negotiate a transaction on terms as favorable as the Recapitalization Transaction. We also expect that we would likely be in default under our existing credit agreement no later than June 2004. Upon a default, the lenders under our current credit facility could resort to their collateral consisting of substantially all of our assets and reorganization proceedings under the Bankruptcy Code and/or the Companies’ Creditors Arrangement Act could be one of the possible consequences.

If we complete the Recapitalization Transaction, current stockholders will be subject to significant dilution.

Currently outstanding shares will be 39% of the outstanding shares after the Recapitalization Transaction and 30% of the outstanding shares upon the exercise of the warrants sold pursuant to the private placement and the debt exchange that are part of the Recapitalization Transaction (with such exercise generating approximately Cdn$41.1 million in additional proceeds for the Company).

The Company is currently exposed to foreign currency exchange risk on the proceeds of the recapitalization in escrow.

As part of the Recapitalization Transaction, we have agreed to repay $40 million in cash to our existing lenders. This amount will be generated by borrowings under our new working capital facility and from the proceeds of our equity offering, which, net of underwriting expenses, total Cdn$37 million and are held in escrow. We will be required to convert the escrowed proceeds, upon stockholder approval, to satisfy the obligations to our existing lenders. In the event the Canadian dollar weakens relative to the U.S. dollar, it will have an adverse effect on our ability to purchase U.S. dollars in the amount of approximately US$200,000 for every $.01 change in the Canadian dollar/U.S. dollar exchange rate. The Company will monitor the exchange rate and the extent it deems necessary, it will hedge all or a portion of the Cdn$37 million; however, there can be no assurance that the Company will be successful in its hedging strategy.

We will not be entitled to a refund of the underwriters’ fees if the Recapitalization Transaction is not completed.

We paid 6% of the gross proceeds on the sale of Special Warrants, or approximately $1,800,000, as cash commission to the underwriters at the closing into escrow. In the event our stockholders do not approve the Recapitalization Transaction, all of the escrowed funds will be returned to the purchasers of the Special Warrants, and we will not be entitled to a refund of the commission and expenses paid to the underwriters.

We may have to issue to the purchasers of the Special Warrants, units exchangeable for exchangeable shares and exchangeable share purchase warrants of SMTC Canada on the same terms as the private placement.

In the event that we do not obtain our stockholders’ approval for the Recapitalization Transaction, then, subject to Nasdaq approval, the purchasers of Special Warrants will be allowed, for a period of five business days following the date on which our stockholders declined to approve the offering of the Special Warrants, to subscribe, on a pro rated basis, for units representing (i) an aggregate number of underlying exchangeable shares that does not exceed 25% of all such issued and outstanding exchangeable shares and (ii) an aggregate number of underlying shares of our common stock that, together with the underlying share of common stock issuable on exchange of the securities described in (i), does not exceed 19.9% of the issued and outstanding shares of common stock of the Company. The purchasers will be able to subscribe (the “Allowable Subscription”) for these units on the same terms as the offering of the Special Warrants.

We may have to pay the purchasers of the Special Warrants an additional amount if we enter into an alternative business transaction.

If we fail to obtain stockholder approval for the Recapitalization Transaction and then, on or prior to February 17, 2005, we complete an equity issuance for greater than 10% of the number of shares of our common stock and exchangeable shares outstanding as of February 17, 2004 or a transaction that results in a change of control of the Company, we will be required to pay to each purchaser of Special Warrants (with respect to the number of exchangeable shares included in Special Warrants that were held in escrow for the benefit of such purchaser (or its assignees) at the time the stockholders declined to approve the Recapitalization Transaction minus the number of exchangeable shares purchased by such purchaser (or its assignees) pursuant to the Allowable Subscription) an amount equal to one-half of the difference between the average market price of the exchangeable shares at the close of business for the period that is ten trading days immediately preceding the date of the stockholders’ meeting called to approve the Recapitalization Transaction and the subscription price of the units for which the Special Warrants are exercisable, in part. This fee would likely have the effect of making it more difficult for us to find another party interested in a transaction and would further reduce the likelihood that we would be able to negotiate a transaction on equal or more favorable terms.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in 2003 from 2002. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

Our largest three customers in 2003 were IBM, Ingenico and Square D, which represented approximately 26.4%, 14.6% and 10.5%, respectively, of our total revenue in 2003. Our top ten largest customers (including IBM, Ingenico and Square D) collectively represented approximately 89.5% of our total revenue in 2003. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark Electronics Inc., Pemstar Inc. and Plexus Corp. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	variations in the timing of shipments of products to customers;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	effectiveness in managing our manufacturing processes and inventory levels;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	willingness of suppliers to supply the Company on normal credit terms; and

•	changes in the cost or availability of components or skilled labor.

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. This makes it difficult to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s business needs. Any material delay, cancellation or reduction of orders from our largest customers could cause our revenue to decline significantly. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and adversely affected costs.

In 2003, our costs to meet customer orders increased due to our vendor credit constraints arising from our burdensome debt position, resulting in additional freight and material costs and labor inefficiencies that lowered our margins in the fourth quarter of 2003.

Any of these factors or a combination of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon the electronics industry, which produces technologically advanced products with short life cycles.

Many of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, this industry is subject to economic cycles and has in the past experienced downturns. A continued recession or a downturn in the electronics industry would likely have a material adverse effect on our business, financial condition and results of operations.

Shortage or price fluctuation in component parts specified by our customers could delay product shipment and affect our profitability.

A substantial portion of our revenue is derived from “turnkey” manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have a material adverse effect on our business, financial condition and results of operations. We are required to forecast our future inventory requirements based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay productions of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases. Accordingly, some component price increases could increase costs and reduce operating income. Also we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have a material adverse effect on our business, financial condition and results of operations.

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

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. Furthermore, in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North Carolina and sold our manufacturing operations in Appleton, Wisconsin. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we complete the operational integretation from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. We are currently seeking a new President and Chief Executive Officer to replace our current interim President and Chief Executive Officer and a new Chief Financial Officer to replace our current interim Chief Financial Officer. Our ability to successfully implement our business plan depends in part on our ability to attract a new President and Chief Executive Officer and a new Chief Financial Officer and to retain key management and existing employees. There can be no assurance that we will be able to attract a new President and Chief Executive Officer and a new Chief Financial Officer or to retain our executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely effect our ability to meet customers’ delivery schedules.

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

At December 31, 2003, we had $70.1 million of indebtedness under our senior credit facility. If the Recapitalization Transaction is approved by stockholders at our Annual Meeting and ultimately consummated, it will reduce our debt, but we will remain leveraged. This debt, whether under our existing senior credit facility or the facilities that would be put in place as part of the Recapitalization Transaction, could have adverse consequences for our business, including:

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

We face significant restrictions on our ability to operate under the terms of our current credit agreement and would face similar restrictions under the terms of the credit arrangements that would be implemented in the Recapitalization Transaction.

The terms of our current credit agreement restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, incur cash restructuring costs, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy certain monthly and quarterly financial condition tests, which further restrict our ability to operate as we choose. We would face similar restrictions and requirements under the credit arrangements that are part of the Recapitalization Transaction.

If we are not able to comply with these covenants and tests, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets and those of our subsidiaries are pledged as security under our senior credit facility and would be similarly pledged under the credit arrangements that would be effected in the Recapitalization Transaction.

Institutional investors and certain members of management have significant influence over our business, and could delay, deter or prevent a change of control or other business combination.

Certain of our institutional investors have representatives on our board of directors, including investment funds affiliated with Bain Capital, LLC and investment funds affiliated with Celerity Partners. Further, certain members of our management serve on our board. By virtue of such stock ownership and board representation, certain of our institutional investors and certain members of management have a significant influence over all matters submitted to our stockholders, including the election of our directors, and exercise significant control over our business policies and affairs. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

RISKS ASSOCIATED WITH OUR PROPOSED CHARTER AMENDMENTS

The issuance of additional authorized shares of common stock may dilute the voting power and equity interest of present stockholders and may prevent a hostile takeover of the Company.

We are seeking stockholder approval to increase the number of shares of common stock authorized for issuance under our charter. It is not possible to predict in advance whether the issuance of additional shares will have a dilutive effect on earnings per share as it depends on the specific events associated with a particular transaction. Shares of authorized but unissued common stock may be issued from time to time by our Board of Directors without further stockholder action unless such action is required by Delaware law, under which the Company is incorporated, our charter, or the rules of the Nasdaq National Market System. Additional authorized but unissued shares of common stock might be used in the context of a defense against or response to possible or threatened hostile takeovers.

We cannot predict the effect that a reverse stock split would have on the market value of our common stock and our ability to comply with Nasdaq’s maintenance standards.

We are seeking stockholder approval to effect a reverse stock split. While our Board of Directors believes that the common stock and exchangeable shares would trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the price that is the product of the market price of our common stock and exchangeable shares prior to the reverse stock split times the selected reverse stock split ratio. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of our common stock and exchangeable shares to become less liquid, which could have an adverse effect on the price of our common stock and exchangeable shares.

There can be no assurance that the reverse stock split will result in us complying with the $1.00 minimum bid requirement for continued listing. Even if we continue to satisfy Nasdaq’s $1.00 minimum bid price requirement, we must continue to satisfy other Nasdaq maintenance standards to remain on The Nasdaq National Market. In addition to a minimum bid price of at least $1.00 per share, we are required to have (a) total assets and total revenue of at least $50 million, (b) at least 1,100,000 shares publicly held by persons other than officers, directors and beneficial owners of greater than 10% of our total outstanding shares; (c) a market value of publicly held shares of at least $15 million; and (d) at least 400 stockholders who own at least 100 shares. We cannot offer any assurance that the common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split.

Item 7A:	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the year ended December 31, 2003 was 6.6%. Our debt of $70.1 million bore interest at 6.5% on December 31, 2003 based on the U.S. base rate. If the U.S. base rate increased by 10%, our interest rate would have risen to 6.9%, and our interest expense would have increased by approximately $0.3 million for fiscal year 2003.

Foreign Currency Exchange Risk

Most of our sales and purchases are denominated in U.S. dollars, and as a result we have relatively little exposure to foreign currency exchange risk with respect to sales made.

As part of the Recapitalization Transaction, we have agreed to repay $40 million in cash to our existing lenders. This amount will be generated by borrowings under our new working capital facility and from the proceeds of our equity offering, which, net of underwriting expenses, total Cdn$37 million and are held in escrow. We will be required to convert the escrowed proceeds, upon stockholder approval, to satisfy the obligations to our existing lenders. In the event the Canadian dollar weakens relative to the U.S. dollar, it will have an adverse effect on our ability to purchase U.S. dollars in the amount of approximately US$200,000 for every $.01 change in the Canadian dollar/U.S. dollar exchange rate. The Company will monitor the exchange rate and the extent it deems necessary, it will hedge all or a portion of the Cdn$37 million; however, there can be no assurance that the Company will be successful in its hedging strategy.

Item 8:	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-58.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Principal Financial Officer.

PART III

Item 10:	Directors and Executive Officers of the Registrant

The information required by this Item is included under the captions “Proposal No. 5: Election of Directors,” “Directors and Executive Officers” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for use in connection with the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at http://www.smtc.com/investor/corpgov/corpgov.htm and in print to any stockholder who requests it. The Company intends to post on its website any amendments to, or waivers from, its Code of Conduct.

Item 11:	Executive Compensation

The information required by this Item is included under the caption “Executive Compensation and Related Information” in the Proxy Statement and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item concerning security ownership of certain beneficial owners and management is included under the caption “Securities Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and the information required by this Item concerning compensation plans and arrangements is included therein under the caption “Securities Authorized For Issuance Under Equity Compensation Plans.” Such information is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions

The information required by this Item is included under the caption “Directors and Executive Officers – Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information required by this Item concerning principal accountant fees and services is included in the Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements.

The financial statements filed as part of this Report are listed and indexed at page F-1.

(a) (2) Financial Statement Schedule.

The following financial statement schedule is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company’s consolidated financial statements set forth in this Annual Report on Form 10-K and the notes thereto.

SMTC CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

	Years ended December 31,
	2001	2002	2003
Reserves for Accounts Receivable
Balance, beginning of year	(2,368)	(7,258)	(2,097)
Recovery (charge) to expense	(8,218)	61	(431)
Written off	3,328	5,100	432

Balance, end of year	(7,258)	(2,097)	(2,096)

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

Exhibit #	Description

2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1	Amended and Restated Certificate of Incorporation. (7)

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Credit and Guarantee Agreement dated as of July 28, 1999. (4)

10.1.2	First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999. (5)

10.1.3	Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999. (5)

10.1.4	Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000. (4)

10.1.5	Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000. (7)

Exhibit #	Description

10.1.6	Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000. (7)

10.1.7	First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.8	Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.9	Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.10	Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.11	First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and Collateral Agreement. (12)

10.1.12	Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.13	Sixth Amendment and Third Waiver dated as of April 9, 2002 to the Amended and Restated Credit and Guarantee Agreement. (13)

10.1.14	Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement. (14)

10.1.15	Eighth Amendment and Fifth Waiver dated as of December 31, 2002 to the Amended and Restated Credit and Guarantee Agreement. (15)

10.1.16	Consent and Release dated as of August 22, 2003 to the Amended and Restated Credit and Guarantee Agreement.

10.1.17	Seventh Waiver and Consent dated as of October 29, 2003 to the Amended and Restated Credit and Guarantee Agreement.

10.1.18	Ninth Amendment and Eighth Waiver and Consent dated as of November 17, 2003 to the Amended and Restated Credit and Guarantee Agreement.

10.1.19	Ninth Waiver and Consent dated as of February 23, 2004 to the Amended and Restated Credit and Guarantee Agreement.

10.2	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.3	SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (7)

10.4	Sale/Purchase of Assets Agreement dated as of August 19, 2003 by and among SMTC Corporation, SMTC Manufacturing Corporation of Wisconsin and Pensar Electronic Solutions, LLC.

10.5	Employment Agreement dated as of October 16, 2003 between John E. Caldwell and SMTC Corporation.*

10.6	Underwriting Agreement dated as of March 3, 2004 by and among Orion Securities Inc., CIBC World Market Inc., GMP Securities Limited, RBC Dominion Securities Inc., SMTC Corporation and SMTC Manufacturing Corporation of Canada.

10.7	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser).

10.8	Form of Subscription Agreement for Special Warrants (U.S. Purchaser).

10.9	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacutring Corporation of Canada and CIBC Mellon Trust Company.

10.10	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company.

10.11	Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F. Wood, Inc. (4)

10.12	Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited. (5)

Exhibit #	Description

10.13	Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation. (16)

10.14	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. and The Surface Mount Technology Centre Inc. (5)

10.15	Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc. (5)

10.16.1	Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors LLC and Hi-Tech Manufacturing, Inc. (2)

10.16.2	First Amendment to Lease. (2)

10.16.3	Second Amendment to Lease. (2)

10.17.1	Derrick D’Andrade Employment Agreement dated July 30, 1999. (1)*

10.17.2	Amendment to Employment Agreement dated as of January 29, 2004 by and between Derrick D’Andrade and SMTC Manufacturing Corporation of Canada.*

10.18	Gary Walker Employment Agreement dated July 30, 1999. (1)*

10.19	Paul Walker Employment Agreement dated July 30, 1999. (1)*

10.20.1	Philip Woodard Employment Agreement dated July 30, 1999. (1)*

10.20.2	Amendment to Employment Agreement dated as of January 30, 2004 by and between Philip Woodard and SMTC Manafuacturing Corporation of Canada.*

10.21	Stanley Plzak Employment Agreement dated as of July 27, 2000. (9)*

10.22	Separation Agreement dated as of June 26, 2003 by and between SMTC Corporation and Stanley Plzak. (17)

10.23	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.24	Class N Common Stock Redemption Agreement dated July 26, 2000. (9)

10.25.1	Management Agreement dated July 30, 1999. (1)

10.25.2	Termination Agreement dated as of July 27, 2000. (9)

10.26	Share Purchase Agreement dated July 26, 2000 for the purchase of Gary Walker’s Class Y shares. (9)

10.27	Funding Agreement dated July 26, 2000. (9)

10.28	Promissory Note dated July 26, 2000. (9)

10.29	Pledge Agreement dated July 26, 2000 with respect to shares of common stock of SMTC owned by Gary Walker. (9)

10.30	Class N Common Stock Redemption Agreement dated July 26, 2000. (9)

10.31	Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta. (10)

10.32	Employment offer letter from SMTC to Frank Burke dated July 26, 2001. (11)*

10.33	Pledge Agreement dated April 16, 2001 between the Company and Stanley Plzak. (12)

10.34	Secured Promissory Note dated April 16, 2001 from Stanley Plzak to the Company. (12)

10.35	Pledge Agreement dated April 16, 2001 between the Company and Richard V. Baxter, Jr. (12)

10.36	Secured Promissory Note dated April 16, 2001 from Richard V. Baxter, Jr. to the Company. (12)

10.37	Pledge Agreement dated April 16, 2001 between the Company and William M. Moeller. (12)

10.38	Secured Promissory Note dated April 16, 2001 from William M. Moeller to the Company. (12)

10.39	Pledge Agreement dated April 16, 2001 between the Company and Bruce D. Backer. (12)

Exhibit #	Description

10.40	Secured Promissory Note dated April 16, 2001 from Bruce D. Backer to the Company. (12)

10.41	Pledge Agreement dated April 16, 2001 between the Company and David E. Steel. (12)

10.42	Secured Promissory Note dated April 16, 2001 from David E. Steel to the Company. (12)

10.43	Registration Rights Agreement dated as of December 31, 2002 between the Company and Lehman Commercial Paper Inc. (15)

10.44	Warrant Agreement dated as of December 31, 2002 between the Company and Mellon Investor Services LLC. (15)

10.45	Separation Agreement dated as of July 23, 2003 by and between SMTC Corporation and Frank Burke. (18)*

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP, Independent Auditors

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

31.2	Certification of Marwan Kubursi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of Marwan Kubursi, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.

(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.

(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.

(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.

(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.

(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 19, 2001 (File No. 0-31051) and incorporated by reference herein.

(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 0-31051) and incorporated by reference herein.

(13)	Filed as an Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 on Form S-3 filed on April 23, 2002 (File No. 333-33208) and incorporated by reference herein.

(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-31051) and incorporated by reference herein.

(15)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (File No. 0-31051) and incorporated by reference herein.

(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 filed on May 14, 2003 (File No. 0-31051) and incorporated by reference herein.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 filed on August 13, 2003 (File No. 0-31051) and incorporated by reference herein.

(18)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 filed on November 17, 2003 (File No. 0-31051) and incorporated by reference herein.

*	Management contract or compensatory plan

(b) Reports on Form 8-K.

On October 17, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding the issuance of a press release announcing a change in management and continuing discussions with lenders and investors.

On November 18, 2003, the Company furnished a Current Report on Form 8-K under Item 12 regarding the issuance of a press release on November 17, 2003 announcing the Company’s financial results for the three months ended September 28, 2003.

On November 18, 2003, the Company furnished a Current Report on Form 8-K under Item 12 regarding a teleconference held by the Company on November 17, 2003 announcing its financial results for its third quarter ended September 28, 2003.

On November 25, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding the issuance of a press release on November 24, 2003 announcing receipt of a Nasdaq Staff Determination that the Company did not meet certain listing criteria for the Nasdaq Stock Market’s National Market and the Company’s request for an oral hearing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell

John Caldwell
President and Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Caldwell John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ Marwan Kubursi Marwan Kubursi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Stephen Adamson Stephen Adamson	Director	March 30, 2004

Mark Benham	Director	March 30, 2004

/s/ William Brock William Brock	Director	March 30, 2004

Thomas Cowan	Director	March 30, 2004

/s/ Blair Hendrix Blair Hendrix	Director	March 30, 2004

Ian Loring	Director	March 30, 2004

53

SMTC CORPORATION

AUDITORS’ REPORT

To the Board of Directors and Shareholders of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred significant recurring losses and has a significant working capital deficiency due to the maturity of the Company’s debt on October 1, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s actions in regard to these matters, including a proposed recapitalization, are also described in note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 3(q) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada

February 6, 2004, except

as to note 20 which is

as of March 3, 2004

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

December 31, 2002 and 2003

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$370	$167
Accounts receivable (note 4)	57,398	41,318
Inventories (note 5)	38,362	31,463
Prepaid expenses	2,611	1,922
Income taxes recoverable	841	—

	99,582	74,870
Capital assets (note 6)	43,677	30,805
Other assets (note 7)	13,378	3,088
Deferred income taxes (note 9)	34,325	—

	$190,962	$108,763

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$56,165	$40,565
Accrued liabilities	33,814	18,843
Income taxes payable	—	355
Current portion of long-term debt (note 8)	17,500	70,077
Current portion of capital lease obligations (note 8)	257	193

	107,736	130,033
Long-term debt (note 8)	65,089	—
Capital lease obligations (note 8)	176	35
Shareholders’ equity (deficiency):
Capital stock (note 10)	66,802	55,911
Warrants (note 10)	1,255	1,523
Loans receivable (note 10)	(5)	(5)
Additional paid-in capital (note 10)	163,360	174,483
Deficit	(213,451)	(253,217)

	17,961	(21,305)
Future operations (note 1)
Commitments, contingencies and guarantees (note 13)
United States and Canadian accounting policy differences (note 19)
Subsequent events (note 20)

	$190,962	$108,763

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Revenue	$528,169	$525,175	$306,121
Cost of sales, including restructuring and other charges (note 17)	557,669	504,920	279,497

Gross profit (loss)	(29,500)	20,255	26,624
Selling, general and administrative expenses (note 17)	38,780	24,175	18,780
Amortization (note 17)	9,518	2,538	4,062
Restructuring and other charges, including the write-down of intangible assets (note 17)	41,843	30,364	1,002

Operating earnings (loss)	(119,641)	(36,822)	2,780
Interest (note 8)	9,281	8,297	5,113

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(128,922)	(45,119)	(2,333)
Income taxes (recovery) (note 9):
Current	2,184	(48)	686
Deferred	(30,973)	(1,170)	34,325

	(28,789)	(1,218)	35,011

Loss from continuing operations	(100,133)	(43,901)	(37,344)
Loss from discontinued operations (note 18)	(4,678)	(8,502)	(2,422)
Cumulative effect of a change in accounting policy (note 3(q))	—	(55,560)	—

Loss for the year	$(104,811)	$(107,963)	$(39,766)

Loss per share (note 16):
Basic loss per share from continuing operations	$(3.50)	$(1.53)	$(1.30)
Loss per share from discontinued operations	(0.16)	(0.30)	(0.09)
Loss from the cumulative effect of a change in accounting policy per share	—	(1.93)	—

Basic loss per common share	$(3.66)	$(3.76)	$(1.39)

Diluted loss per common share	$(3.66)	$(3.76)	$(1.39)

Weighted average number of common shares outstanding:
Basic	28,608,072	28,689,779	28,689,779
Diluted	28,608,072	28,689,779	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2001, 2002 and 2003

	Capital stock	Warrants	Treasury stock	Loans receivable	Additional paid-in capital	Deficit	Total shareholders’ equity (deficiency)
	(note 10)	(note 10(d))
Balance, December 31, 2000	$77,427	$367	$—	$(27)	$151,396	$(677)	$228,486
Warrants issued	—	—	—	—	659	—	659
Warrants exercised	4	(367)	—	—	363	—	—
Options exercised	—	—	—	—	313	—	313
Conversion of shares from exchangeable to common stock	(8,935)	—	—	—	8,935	—	—
Repayment of loans receivable	—	—	—	14	—	—	14
Loss for the year	—	—	—	—	—	(104,811)	(104,811)

Balance, December 31, 2001	68,496	—	—	(13)	161,666	(105,488)	124,661
Warrants issued	—	1,255	—	—	—	—	1,255
Conversion of shares from exchangeable to common stock	(1,694)	—	—	—	1,694	—	—
Repayment of loans receivable	—	—	—	8	—	—	8
Loss for the year	—	—	—	—	—	(107,963)	(107,963)

Balance, December 31, 2002	66,802	1,255	—	(5)	163,360	(213,451)	17,961
Conversion of shares from exchangeable to common stock	(10,891)	—	—	—	10,891	—	—
Warrants issued	—	268	—	—	—	—	268
Warrants to be issued	—	—	—	—	232	—	232
Loss for the year	—	—	—	—	—	(39,766)	(39,766)

Balance, December 31, 2003	$55,911	$1,523	$—	$(5)	$174,483	$(253,217)	$(21,305)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003
Cash provided by (used in):
Operations:
Loss for the year	$(104,811)	$(107,963)	$(39,766)
Items not involving cash:
Amortization	9,518	2,538	4,062
Depreciation	12,102	11,629	8,037
Deferred income taxes	(30,973)	(1,170)	34,325
Loss (gain) on disposition of capital assets	30	(5)	(25)
Impairment of assets (note 17)	6,474	8,876	37
Non-cash charges included in loss from discontinued operations (note 18)	—	—	3,461
Discount on prepayment of shareholder loans (note 7)	—	—	389
Gain on disposal of assets previously written down (note 17)	—	—	(293)
Write-down of goodwill and intangible assets	17,765	55,560	—
Change in non-cash operating working capital:
Accounts receivable	113,375	23,976	14,178
Inventories	110,921	42,538	5,857
Prepaid expenses	(468)	1,419	633
Income taxes recoverable/payable	(6,455)	156	1,196
Accounts payable	(85,087)	(16,510)	(14,200)
Accrued liabilities	(14,061)	13,726	(12,428)

	28,330	34,770	5,463
Financing:
Increase in long-term debt	14,492	—	—
Repayment of long-term debt	(7,500)	(40,208)	(12,512)
Principal payments on capital lease obligations	(354)	(171)	(205)
Loans to shareholders (note 7)	(5,236)	—	—
Prepayment of loans to shareholders (note 7)	—	—	3,795
Proceeds from issuance of common stock	313	—	—
Repayment of loans receivable	14	8	—
Debt issuance costs	(1,500)	(3,731)	—

	229	(44,102)	(8,922)
Investments:
Purchase of capital assets	(19,119)	(2,788)	(167)
Proceeds from sale of capital assets	89	137	335
Proceeds from disposition of discontinued operations (note 18)	—	—	3,058
Other	(124)	250	30

	(19,154)	(2,401)	3,256

Increase (decrease) in cash and cash equivalents	9,405	(11,733)	(203)
Cash and cash equivalents, beginning of year	2,698	12,103	370

Cash and cash equivalents, end of year	$12,103	$370	$167

Supplemental cash flow information (note 12)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

1.	Future operations:

The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. As a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

SMTC Corporation (the “Company”) has incurred significant losses in fiscal 2001, 2002 and 2003, including costs associated with the restructuring of its operations resulting in a deficiency in shareholders’ equity at December 31, 2003. The Company’s long-term debt has been classified as a current liability at December 31, 2003 due to the maturity of the debt on October 1, 2004 (note 8), resulting in a significant working capital deficiency as at December 31, 2003. In addition, the Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. Should the Company not be able to refinance the debt, subject to reasonable and achievable covenants, the Company expects that it will not be able to satisfy its indebtedness and other obligations. If the Company is unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior facility.

On February 17, 2004, the Company announced a proposed recapitalization, as described in note 20. The effect of this recapitalization would be to lower the Company’s overall indebtedness by approximately $37,000, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The proposed transactions are subject to the receipt of all necessary shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities in the normal course of business is dependent upon the Company being able to refinance its existing debt as described above. However, there can be no assurance that the Company will complete the proposed recapitalization and, accordingly, may not have sufficient working capital to fund future operations.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

2.	Nature of the business:

The Company is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centres located in the United States, Canada and Mexico. With the closure of the Donegal facility in 2003 (note 17), the Company no longer has an operating facility in Europe.

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and, except as outlined in note 19, are, in all material respects, in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”).

3.	Significant accounting policies:

(a)	Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated on consolidation.

(b)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals, the useful lives of capital assets and impairment of long-lived assets. Actual results may differ from those estimates and assumptions.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(c)	Revenue recognition:

Revenue is derived primarily from the sale of electronics equipment that has been built to customer specifications. Revenue from the sale of products is recognized when goods are shipped to customers since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and the earnings process is complete. The Company has no significant obligations after product shipment other than its standard manufacturing warranty. In addition, the Company has contractual arrangements with the majority of its customers that require the customer to purchase unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

(d)	Cash and cash equivalents:

Cash and cash equivalents include cash on hand and deposits with banks with original maturities of less than three months.

(e)	Allowance for doubtful accounts:

The Company evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer receivables that are considered to be impaired based on the Company’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Company considers factors, including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(f)	Inventories:

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell back inventory to customers or suppliers. If these assumptions change, additional write-downs may be required.

(g)	Capital assets:

Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Buildings	20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over term of lease

(h)	Goodwill:

Goodwill represents the excess of the purchase price of an acquired business over the fair values of the identifiable assets acquired and liabilities assumed. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001 (note 3(q)).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(i)	Other assets:

Costs incurred relating to long-term debt are deferred and amortized over the term of the related debt. Amortization of debt issuance costs is included in amortization expense in the consolidated statements of operations.

(j)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs.

(k)	Stock-based compensation:

The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement 148”).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

The table below sets out the pro forma amounts of net loss per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	2001	2002	2003
Net loss attributable to common shareholders, as reported	$(104,811)	$(107,963)	$(39,766)
Stock-based compensation expense	(3,101)	(6,800)	(709)
Pro forma loss	(107,912)	(114,763)	(40,475)

Basic and diluted loss per share, as reported	$(3.66)	$(3.76)	$(1.39)
Stock-based compensation expense	(0.11)	(0.24)	(0.02)
Pro forma basic and diluted loss per share	(3.77)	(4.00)	(1.41)

No compensation expense has been recorded in the statements of operations for the years ended December 31, 2001, 2002 and 2003.

The weighted average grant date fair value of options granted for the years ended December 31, 2001, 2002 and 2003 are $0.77, $1.00 and $0.48, respectively.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	2001	2002	2003
Risk-free interest rate	4.9%	5.0%	4.0%
Dividend yield	—	—	—
Expected life	4	4	4
Volatility	147.0%	120.0%	125.0%

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(l)	Loss per share:

Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options and warrants issued pursuant to the amended credit agreement (note 10(d)), for which the potential dilutive effect is computed using the treasury stock method.

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

In fiscal 2000, the Company entered into interest rate swap contracts to hedge its exposure to changes in interest rates on its long-term debt. The swaps expired on September 22, 2001. The contracts had the effect of converting the floating rate of interest on $65,000 of the senior credit facility to a fixed rate. Prior to 2001, net receipts, payments and accruals under the swap contracts were recorded as adjustments to interest expense. During 2001, the swap contracts were marked to market and the corresponding amounts recorded in the consolidated statements of operations, as the Company did not qualify for hedge accounting under Statement 133.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

In fiscal 2000, one of the Company’s subsidiaries entered into forward foreign currency contracts to hedge foreign currency exposures on future anticipated sales. These contracts matured at various dates through July 31, 2001. As the contracts did not meet the criteria for hedge accounting, the Company recorded those contracts on the consolidated balance sheets at their fair values and any corresponding unrealized gains or losses were recognized in the consolidated statements of operations.

There were no derivative financial instruments outstanding at December 31, 2002 and 2003.

(o)	Impairment of long-lived assets:

Effective January 1, 2002, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“Statement 144”). Under Statement 144, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell. Prior to January 1, 2002, recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset (or asset groupings) to future net cash flows expected to be generated by the asset. If such assets were considered impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In accordance with the provisions of Statement 144, the Company has presented the closure of its Cork facility in 2002 and sale of its Appleton facility in 2003 as discontinued operations (note 18).

(p)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2003, comprehensive income was equal to the net loss.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(q)	Change in accounting policies:

In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria for intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144. Upon adoption of Statements 141 and 142 in their entirety on January 1, 2002, the Company determined that there are no intangible assets relating to previous acquisitions that needed to be reclassified and accounted for apart from goodwill under the provisions of those Statements.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company identified its reporting units to be consistent with its business units, as defined in note 14, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other U.S. facilities and, as a result, is a separate reporting unit. In connection with the implementation of the new accounting standards, the Company completed the transitional goodwill impairment test, resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, U.S. and Boston reporting units of $15,482, $26,698 and $13,380, respectively. The fair value of each reporting unit was determined using a discounted cash flow method. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations as at January 1, 2002.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

Effective January 1, 2002, the Company had unamortized goodwill of $55,560, which was no longer being amortized and has been written off effective January 1, 2002 as a cumulative effect of a change in accounting policy. This change in accounting policy to not amortize goodwill has not been applied retroactively and the results presented for prior periods have not been restated for this change. The impact of this change for the year ended December 31, 2001 is as follows:

Net loss	$(104,811)
Add back goodwill amortization, net of tax	6,772

Net loss before goodwill amortization	$(98,039)

Basic and diluted loss per common share:
Loss per common share, as reported	$(3.66)
Amortization of goodwill	0.23

Basic and diluted loss per common share before goodwill amortization	$(3.43)

Amortization expense related to goodwill for the years ended December 31, 2001, 2002 and 2003 was $8,448, nil and nil, respectively.

During 2001, the Company wrote off the remaining balance of unamortized goodwill related to a previous acquisition of Qualtron Teoranta (note 17).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

(r)	Recently issued accounting pronouncements:

In August 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which the Company incurs the obligation. Statement 143 is effective for fiscal 2003. The adoption of Statement 143 on January 1, 2003 did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 allows for recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. Prior to the issuance of Statement 146, a commitment to an exit or disposal plan was sufficient to record the majority of the costs. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on its existing restructuring plans as these plans were initiated under an exit plan that met the criteria of EITF 94-3.

In December 2002, Statement 148 was issued to amend Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications are included in note 3(k) to these consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of Statement 149 on July 1, 2003 did not have any impact on the Company’s financial position or results of operations.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments meeting certain specified criteria that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period after June 15, 2003. The adoption of Statement 150 in the third quarter of 2003 did not have any impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees. The disclosure requirements of FIN 45 were effective for the Company’s year ended December 31, 2002. Effective for 2003, FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company has not entered into or modified any guarantees after December 31, 2002. Disclosures of guarantees are included in note 13. The initial recognition and measurement provisions during fiscal 2003 did not have any impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised (“FIN 46R”). FIN 46R modifies the scope exceptions provided in FIN 46. Entities would be required to replace FIN 46 provisions with FIN 46R provisions for all newly created post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have any impact on the Company’s financial position or results of operations.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

3.	Significant accounting policies (continued):

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which provides guidance on both how and when an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement’s consideration should be allocated among separate units. EITF 00-21 is effective for arrangements entered into for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

4.	Accounts receivable:

Accounts receivable at December 31, 2002 and 2003 are net of an allowance for doubtful accounts of $2,097 and $2,096, respectively.

5.	Inventories:

	2002	2003
Raw materials	$15,665	$16,229
Work in progress	9,712	7,037
Finished goods	12,093	7,621
Other	892	576

	$38,362	$31,463

6.	Capital assets:

2002	Cost	Accumulated depreciation	Net book value
Land	$2,223	$—	$2,223
Buildings	12,862	1,247	11,615
Machinery and equipment	25,986	10,539	15,447
Office furniture and equipment	3,359	1,647	1,712
Computer hardware and software	9,450	6,735	2,715
Leasehold improvements	13,454	3,489	9,965

	$67,334	$23,657	$43,677

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

6.	Capital assets (continued):

2003	Cost	Accumulated depreciation	Net book value
Land	$2,060	$—	$2,060
Buildings	10,248	1,618	8,630
Machinery and equipment	21,458	12,061	9,397
Office furniture and equipment	2,782	1,744	1,038
Computer hardware and software	8,046	7,145	901
Leasehold improvements	13,466	4,687	8,779

	$58,060	$27,255	$30,805

Machinery and equipment under capital leases included in capital assets at December 31, 2002 and 2003 were $1,583 and $1,583, respectively, and accumulated depreciation of equipment under capital leases at December 31, 2002 and 2003 was $989 and $1,150, respectively.

Included in the total depreciation expense for the years ended December 31, 2001, 2002 and 2003 of $12,102, $11,629 and $8,037 is $211, $187 and $161, respectively, relating to the depreciation of equipment under capital leases.

7.	Other assets:

	2002	2003
Deferred financing costs, net of accumulated amortization (2002–$3,752; 2003–$7,814)	$5,957	$2,365
Restricted cash and cash held in escrow	2,152	—
Loans to shareholders	5,236	690
Other	33	33

	$13,378	$3,088

Loans to shareholders:

Pursuant to an agreement in connection with the share reorganization on July 30, 1999, the Company agreed to lend, on an interest-free basis, $690 to a certain shareholder to fund the tax liability incurred as a result of the reorganization. The loan is secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholder, and will be repayable on a pro rata basis at such time and to the extent that the shareholder receives after-tax cash proceeds in respect of such shares.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

7.	Other assets (continued):

Pursuant to an agreement in connection with the acquisition of Pensar Corporation on July 27, 2000, the Company requested that the former shareholders of Pensar Corporation file an election, allowing the Company to deduct, for income tax purposes, the goodwill related to the acquisition. In conjunction with this agreement, the Company lent, on an interest-free basis, $4,546 to the former shareholders of Pensar Corporation to fund the tax liability incurred as a result of the election. The loans were secured by a first priority security interest over all of the shares of capital stock of the Company held by the shareholders, and were repayable on a pro rata basis at such time and to the extent that the shareholders receive cash proceeds in respect of such shares, with the balance due on July 27, 2004. In light of the Company’s plan to lower its bank indebtedness, it requested that these shareholder loans be repaid prior to the expiration of the term. Accordingly, the Company provided a discount of $389 on the prepayment of shareholder loans that had a carrying value of $4,184, resulting in net proceeds of $3,795 received in 2003.

8.	Long-term debt and capital leases:

	2002	2003
Revolving credit facilities	$55,089	$63,135
Term loans	27,500	6,942

	82,589	70,077
Less current portion	17,500	70,077

	$65,089	$—

(a)	Period from July 27, 2000 to November 18, 2001:

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement that provided for $50,000 in an initial term loan and $100,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility is secured by a security agreement over all assets and requires the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities were to terminate in July 2004. The term loans mature in quarterly installments from September 2000 to June 2004.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

8.	Long-term debt and capital leases (continued):

The revolving credit loans and term loans bore interest at varying rates based on either the Eurodollar base rate plus 2.00% to 3.00%, the U.S. base rate plus 0.25% to 1.25% or the Canadian prime rate plus 0.25% to 1.25%.

The Company is required to pay the lenders a commitment fee of 0.5% of the average unused portion of the revolving credit facilities.

(b)	Period from November 19, 2001 to December 30, 2002:

The Company incurred operating losses during 2001, which resulted in its non-compliance with certain financial covenants contained in its credit agreement as at September 30, 2001. On November 19, 2001, the Company and its lending group signed a definitive term sheet for an agreement under which certain terms of the credit facility would be revised and the non-compliance as at September 30, 2001 would be waived. The final amended agreement was signed on February 11, 2002 (the “February 2002 Amendment”) and was consistent with the terms and conditions in the term sheet. The February 2002 Amendment amended financial and other covenants, based on the Company’s business plan at that time, and covered the period up to December 31, 2002. Effective January 1, 2003, the Company would revert back to the original credit agreement. During this period, the facility bore interest at the U.S. base rate plus 2.5%. In connection with the February 2002 Amendment, the Company was committed to issue to the lenders warrants to purchase common stock of the Company (note 10(d)).

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

8.	Long-term debt and capital leases (continued):

(c)	Period from December 31, 2002 to November 16, 2003:

During the fourth quarter of 2002, the Company was in violation of certain covenants contained in the credit agreement. The violation was waived and effective December 31, 2002, the Company and its lending group signed a further amendment (the “December 2002 Amendment”) to the credit agreement that provided for $27,500 in term loans and $90,000 in revolving credit loans, swing-line loans and letters of credit and amends certain financial and other covenants based on the Company’s business plan. In connection with the December 2002 Amendment, the Company is committed to issue to the lenders warrants to purchase common stock of the Company in exchange for the warrants issued pursuant to the February 2002 Amendment (note 10(d)).

(d)	Period from November 17, 2003 to December 31, 2003:

During November 2003, the Company and its lending group executed a further amendment to the credit agreement with an effective date of November 17, 2003 (the “November 2003 Amendment”), providing for a waiver of certain events of default, if any, arising prior to this date. The Company and its lending group also amended the credit agreement to provide for term loans of $11,942 and $73,500 of revolving credit loans, swing-line loans and letters of credit with an extension of the maturity date of the revolving credit facilities to October 1, 2004, and amendments of certain financial and other covenants based on the Company’s then current business plan. During the amendment period, the facility bears interest at the U.S. base rate plus 0.25% to 2.5%.

The Company is in compliance with the financial covenants of the current credit agreement at December 31, 2003 and expects to be in compliance through the first quarter of 2004. The Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. In the event of non-compliance, the Company’s lenders have the right to demand repayment of all outstanding amounts under the amended credit facility. If the Company was unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

8.	Long-term debt and capital leases (continued):

The Company’s revolving credit facility matures on October 1, 2004 and, accordingly, as at December 31, 2003, this amount has been classified as a current liability. On February 17, 2004, the Company announced a proposed recapitalization of the Company under which a portion of the debt would be repaid and a portion would be refinanced, as described in note 20. As the proposed transactions are subject to the receipt of shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions, the Company will continue to operate under the terms of the current credit agreement until these approvals are received and the conditions are satisfied. Should the Company not be able to refinance the debt prior to October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity (note 1).

(e)	Amendment and commitment fees:

The Company recorded at December 31, 2001, amendment fees related to the February 2002 Amendment of $1,500, comprised of $700, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at December 31, 2001 and February 11, 2002, and other amendment-related fees of $800. The Company paid amendment fees, related to the Cork amendment, of $140, comprised of 0.1% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at March 11, 2002, and paid amendment fees related to the April 2002 amendment of $77. The Company also paid amendment fees related to the December 2002 Amendment of $3,514, comprised of $588, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $117,500 at December 31, 2002 and other amendment-related fees of $2,926, and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued (and to be issued (note 10(d)) in connection with amending the agreement are recorded as deferred financing fees and are amortized over the remaining term of the facility.

Commitment fees of $109 and $117 were incurred in 2002 and 2003, respectively. The weighted average interest rates on the borrowings were 7.2% and 6.5% in 2002 and 2003, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

8.	Long-term debt and capital leases (continued):

(f)	Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at December 31, 2003:

2004	$203
2005	36

Total minimum lease payments	239
Less amount representing interest of 8% to 11%	11

228
Less current portion	193

$35

(g)	Interest expense:

	2001	2002	2003
Long-term debt	$9,178	$8,256	$5,077
Obligations under capital leases	103	41	36

	$9,281	$8,297	$5,113

9.	Income taxes:

The Company recorded the following income tax expense (recovery):

	2001	2002	2003
Current:
Federal	$2,453	$(1,464)	$—
Foreign	(269)	1,416	686

	2,184	(48)	686
Deferred:
Federal	(29,713)	(1,109)	33,183
State	(1,596)	(115)	—
Foreign	336	54	1,142

	(30,973)	(1,170)	34,325

	$(28,789)	$(1,218)	$35,011

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

9.	Income taxes (continued):

The overall income tax expense (recovery) as recorded in the statement of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows:

	2001	2002	2003
Federal tax recovery	$(43,858)	$(15,321)	$(793)
State income tax expense (recovery), net of federal tax benefit	(1,547)	(1,399)	78
Income of international subsidiaries taxed at different rates	—	1,246	257
Change in valuation allowance	3,367	15,122	33,883
Non-deductible goodwill amortization and write-downs	7,381	—	—
Other	5,868	(866)	1,586

Income tax expense (recovery)	$(28,789)	$(1,218)	$35,011

Losses (income) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy consisted of the following:

	2001	2002	2003
U.S.	$101,569	$40,142	$(4,250)
Non-U.S.	27,353	4,977	6,583

	$128,922	$45,119	$2,333

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

9.	Income taxes (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$42,150	$53,370
Capital and other assets	14,556	10,778
Reserves, allowances and accruals	12,146	4,262

	68,852	68,410
Valuation allowance	(34,527)	(68,410)

	34,325	—
Deferred tax liabilities	—	—

Net deferred tax assets	$34,325	$—

At December 31, 2003, the Company had total net operating loss carryforwards of approximately $142,400 (2002 - $130,000), of which $4,200 will expire in 2010, $300 will expire in 2011, $1,300 will expire in 2012, $1,600 will expire in 2018, $81,200 will expire in 2021, $20,200 will expire in 2022 and $33,600 will expire in 2023.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

9.	Income taxes (continued):

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the current economic environment, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. As a result, the total valuation allowance for deferred tax assets in all jurisdictions worldwide increased from approximately $34.5 million at December 31, 2002 to approximately $68.4 million at December 31, 2003. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

10.	Capital stock:

(a)	Authorized:

The authorized share capital of the Company at December 31, 2001, 2002 and 2003 consists of:

(i)	60,000,000 shares of common stock, par value $0.01 per share:

Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of preferred stock, par value $0.01 per share:

The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

(b)	Issued and outstanding:

	Number of shares			Amount
	Exchangeable	Common	Special voting stock	Exchangeable shares	Common stock	Special voting stock
Balance, December 31, 2000	6,370,959	21,852,901	1	$77,209	$218	$—
Warrants exercised (i)	—	427,915	—	—	4	—
Conversion of shares from exchangeable to common stock (ii)	(737,900)	737,900	—	(8,943)	8	—
Options exercised	—	38,003	—	—	—	—

Balance, December 31, 2001	5,633,059	23,056,719	1	68,266	230	—
Conversion of shares from exchangeable to common stock (iii)	(139,823)	139,823	—	(1,695)	1	—

Balance, December 31, 2002	5,493,236	23,196,542	1	66,571	231	—
Conversion of shares from exchangeable to common stock (iv)	(899,425)	899,425	—	(10,900)	9	—

Balance, December 31, 2003	4,593,811	24,095,967	1	$55,671	$240	$—

Capital transactions from January 1, 2001 to December 31, 2001:

(i)	During 2001, the Company issued 427,915 shares of common stock on the exercise of 578,441 warrants (note 10(d)).

(ii)	During 2001, 737,900 exchangeable shares (note 10(c)) were exchanged for common stock with a par value of $8, with the difference recorded as additional paid-in capital.

Capital transactions from January 1, 2002 to December 31, 2002:

(iii)	During 2002, 139,823 exchangeable shares (note 10(c)) were exchanged for common stock with a par value of $1, with the difference recorded as additional paid-in capital.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

Capital transactions from January 1, 2003 to December 31, 2003:

(iv)	During 2003, 899,425 exchangeable shares (note 10(c)) were exchanged for common stock with a par value of $9, with the difference recorded as additional paid-in capital.

(c)	Exchangeable shares:

In 1999, SMTC Manufacturing Corporation of Canada (“SMTC Canada”), a 100%-owned subsidiary of the Company, issued two classes of non-voting shares. In July 2000, pursuant to an initial public offering, the non-voting shares were converted to 1,469,445 exchangeable shares of SMTC Canada. The shares are exchangeable into shares of the Company’s common stock on a one-for-one basis for no additional consideration.

In July 2000, pursuant to an initial public offering, SMTC Canada issued an additional 4,375,000 exchangeable shares at a price of Cdn. $23.60 per share. The shares are exchangeable into shares of the Company’s common stock on a one-for-one basis for no additional consideration.

In November 2000, 547,114 exchangeable shares were issued to finance the share portion of the purchase price of the previous acquisition of Qualtron Teoranta.

During 2001, 2002 and 2003, 737,900, 139,823 and 899,425 exchangeable shares were exchanged for common stock, respectively (note 10(b)).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

(d)	Warrants:

Common stock warrants
Balance, December 31, 2000	578,441
Warrants exercised (i)	(578,441)

Balance, December 31, 2001	—
Warrants issued (iii)	1,509,988

Balance, December 31, 2002	1,509,988
Warrants issued (iv)	458,144
Warrants to be issued (v)	231,672

Balance, December 31, 2003	2,199,804

2001 transactions:

(i)	At December 31, 2000, the Company had 578,441 common stock warrants outstanding, with a weighted average exercise price of $3.41 and a term of 10 years. During 2001, the Company issued 427,915 shares of common stock on the exercise of the 578,411 common stock warrants.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

(ii)	In connection with the proposed amendment to the credit agreement in November 2001, as finalized in the February 2002 Amendment (note 8(b)), the Company agreed to issue to the lenders warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for 20 consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 1.5% of the total outstanding shares on February 11, 2002 and 0.5% of the total outstanding shares on December 31, 2002. If an event of default occurred during the period from the effective amendment date to December 31, 2002, and was continuing for more than 30 days, the lenders would receive warrants to purchase an additional 1% of the total outstanding shares at an exercise price equal to the fair market value (as defined above) at the date of the grant. If all amounts outstanding under the credit agreement were repaid in full on or before March 31, 2003, all warrants received by the lenders, other than the warrants received on February 11, 2002, would have been returned to the Company. The warrants were not to be tradable separately from the related debt until the later of December 31, 2002 or nine months after the issuance of the warrants being transferred. After the debt under the credit agreement has been paid in full, the Company may repurchase the warrants or warrant shares at a price that values the warrant shares at three times the exercise price.

The fair value of the warrants was initially measured using the Black-Scholes pricing model at November 19, 2001 and were remeasured each reporting period until issued. At December 31, 2001, the fair value of the warrants of $659 was classified as warrants to be issued in additional paid-in capital.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

2002 transactions:

(iii)	In connection with the December 2002 amendment to the credit agreement (note 8(c)), and in exchange for the cancellation of the warrants issued pursuant to the February 2002 amendment, the Company agreed to issue to the lenders Series A and Series B warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for 20 consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 4% and 1%, respectively, of the total outstanding shares on December 31, 2002. As part of the December 2002 amendment, the Company also agreed to issue to the lenders Series C through Series H warrants to purchase common stock of the Company at an exercise price equal to the fair market value (as defined above) at the date of the grant provided that Series C through Series H warrants shall only be issued if the Company fails to meet certain financial covenants for the relevant fiscal quarter as follows:

Series	Number of days after end of fiscal quarter	% of common stock
Series C	45 days after first quarter 2003	0.75%
Series D	45 days after second quarter 2003	0.75%
Series E	45 days after third quarter 2003	0.75%
Series F	90 days after fourth quarter 2003	0.75%
Series G	45 days after first quarter 2004	1.00%
Series H	45 days after second quarter 2004	1.00%

The Series A through Series H warrants have a term of five years. If the Company met certain conditions by December 31, 2003, all Series B through Series E warrants would have been returned to the Company without consideration and all warrant shares that had been obtained upon exercise of such warrants were to be sold back to the Company at the exercise price of the original warrants exercised to obtain such shares. These conditions were not met as of December 31, 2003.

The warrants will not be tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

An aggregate of 1,509,998 Series A and Series B warrants were issued during 2002. The fair value of the Series A and Series B warrants was measured using a Black-Scholes pricing model at December 31, 2002. At December 31, 2002, the fair value of the warrants of $1,255 was classified as warrants issued in shareholders’ equity.

2003 transactions:

(iv)	In connection with the December 2002 Amendment to the credit agreement (note 8(c)), as described above, the Company did not meet certain financial covenants for the quarters ended June 29, 2003 and September 28, 2003 and, as such, issued 228,210 Series D warrants to purchase common stock of the Company at an exercise price of $0.61 per share and 229,934 Series E warrants to purchase common stock of the Company at an exercise price of $1.04 per share. The fair value of the Series D and Series E warrants was measured using a Black-Scholes pricing model on the date of issuance. The fair value of the Series D and Series E warrants issued of $268 was classified as warrants issued in shareholders’ equity.

(v)	In connection with the November 2003 amendment to the credit agreement (note 8(d)), certain financial covenants of the Company were revised, for which the Company was in compliance at December 31, 2003. The November 2003 Amendment, however, did not revise the covenants included in the December 2002 amendment upon which the issuance of the Series F through Series H warrants is determined (the “Warrant Covenants”). The Company did not meet the Warrant Covenants for the quarter ended December 31, 2003, and, as such, will issue 231,672 Series F warrants to purchase common stock of the Company at an exercise price equal to the fair market value (as defined above) at the date of the grant.

The fair value of the Series F warrants was initially measured using a Black-Scholes pricing model at December 31, 2003, and will be remeasured each reporting period until issued. At December 31, 2003, the fair value of the Series F warrants to be issued of $232 was classified as warrants to be issued in additional paid-in capital.

In conjunction with the proposed recapitalization of the Company, the warrants issued under the December 2002 Amendment to the credit agreement will be cancelled (note 20).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

(e)	Stock options:

1998 SMTC Plan:

In July 1999, the Company replaced a previous option plan adopted in 1998 with an equivalent stock option plan (the “1998 SMTC Plan”) for which two classes of options were authorized to purchase non-voting shares. In July 2000, pursuant to an initial public offering, the options outstanding under the previous option plan were converted to options to purchase common stock of the Company. The options generally vest over a four-year period and expire after 10 years from the original grant date of the 1998 SMTC Plan options.

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

	1998 SMTC Plan		2000 Equity Incentive Plan
	Common stock	Weighted average exercise price	Common stock	Weighted average exercise price
Balance, December 31, 2000	466,395	$5.78	1,397,000	$19.05
Issued	—	—	225,000	6.12
Exercised	(38,003)	5.78	—	—
Cancelled	(139,332)	5.78	—	—

Balance, December 31, 2001	289,060	5.78	1,622,000	17.25
Issued	—	—	1,089,500	5.96
Cancelled	(48,468)	5.78	(1,097,000)	—

Balance, December 31, 2002	240,592	5.78	1,614,500	7.85
Issued	—	—	40,000	0.75
Cancelled	(84,700)	(5.78)	(696,500)	(8.37)

Balance, December 31, 2003	155,892	$5.78	958,000	$7.17

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

10.	Capital stock (continued):

The following options were outstanding as at December 31, 2003:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life (years)
1998 SMTC Plan
$5.78	155,892	$5.78	155,892	$5.78	5.6

2000 Equity Incentive Plan
$ 0.75 - $0.80	65,000	$0.77	10,000	$0.80	8.8
$3.00	209,600	3.00	52,400	3.00	8.5
$5.00	159,600	5.00	39,900	5.00	8.5
$8.00	373,800	8.00	93,450	8.00	8.5
$16.00	150,000	16.0	112,500	16.00	6.6

	958,000	7.17	308,250	9.31	8.2

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

On July 26, 2002, the Company granted 362,500 options at a weighted average exercise price of $6.07 to certain holders of options cancelled on January 8, 2002.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

11.	Financial instruments:

(a)	Interest rate swaps:

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

(c)	Fair values:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

(i)	The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

(ii)	The carrying amounts of long-term debt and capital lease obligations, including the current portion, is based on rates currently available to the Company for debt with similar terms and maturities and approximate fair value.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

12.	Supplemental cash flow information:

	2001	2002	2003
Interest paid	$9,573	$8,174	$3,733
Income taxes paid	8,397	1,840	281

Non-cash financing and investing activities:

	2001	2002	2003
Cash released from escrow	$3,583	$—	$2,152
Warrants issued or to be issued (note 10(d))	—	1,255	500

13.	Commitments, contingencies and guarantees:

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2004	$12,369
2005	3,740
2006	3,685
2007	3,188
2008	2,253
Thereafter	6,336

$31,571

Included in the amounts noted above are, $6,791, $699, $660 and $275, representing lease costs for the years 2004 to 2007, respectively, which have been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2003 (note 17).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

13.	Commitments, contingencies and guarantees (continued):

Operating lease expense for the years ended December 31, 2001, 2002 and 2003 was $15,421, $11,203 and $5,677, respectively.

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

Contingent liabilities in the form of letters of credit and letters of guarantee are provided to certain third parties. These guarantees were entered into prior to January 1, 2003, and cover various payments, including customs and excise taxes and raw material purchases. The total amount of future payments to be made under these guarantees is $858.

14.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effects of a change in accounting policies. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment and the sale of the Appleton manufacturing operations, previously included in the results of the United States segment (note 18). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	2001			2002			2003
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$469,175	$(43,425)	$425,750	$441,328	$(15,324)	$426,004	$138,565	$(12,394)	$126,171
Canada	66,632	(3,778)	62,854	105,529	(14,440)	91,089	196,115	(17,741)	178,374
Europe	15,691	(1,445)	14,246	4,658	(759)	3,899	2,542	(1,079)	1,463
Mexico	134,061	(108,742)	25,319	190,964	(186,781)	4,183	162,282	(162,169)	113

	$685,559	$(157,390)	$528,169	$742,479	$(217,304)	$525,175	$499,504	$(193,383)	$306,121

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

14.	Segmented information (continued):

	2001	2002	2003
EBITA, before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy:
United States	$(24,354)	$(1,147)	$(2,208)
Canada	(6,271)	(66)	(352)
Europe	1,559	280	149
Mexico	(13,826)	3,549	8,972

	(42,892)	2,616	6,561
Interest	9,281	8,297	5,113
Amortization	9,518	2,538	4,062
Restructuring charges (recoveries) (note 17)	67,231	36,900	(281)

Loss before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	$(128,922)	$(45,119)	$(2,333)

Capital expenditures:
United States	$11,043	$1,363	$71
Canada	2,001	1,137	70
Europe	644	30	–
Mexico	5,431	258	26

	$19,119	$2,788	$167

This segmented information incorporates the operations of the Company, as discussed in note 2. The Company has operated facilities in Canada, the United States and Mexico for 18 years, 8 years and 5 years, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

14.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	2001	2002	2003
Geographic revenue:
United States	$418,002	$403,913	$224,212
Canada	38,334	37,811	25,318
Europe	47,484	42,976	11,373
Asia	21,693	26,846	24,147
Mexico	2,656	13,629	21,071

	$528,169	$525,175	$306,121

Long-lived assets:
United States	$73,269	$21,080	$11,767
Canada	21,832	4,618	2,810
Europe	1,998	—	—
Mexico	18,877	17,979	16,228

	$115,976	$43,677	$30,805

15.	Significant customers and concentration of credit risk:

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

15.	Significant customers and concentration of credit risk (continued):

During 2001, three customers individually comprised 22%, 12% and 12% of total revenue across all geographic segments. At December 31, 2001, these customers represented 34%, 10% and 5%, respectively, of the Company’s accounts receivable.

During 2002, three customers individually comprised 23%, 17% and 13% of total revenue across all geographic segments. At December 31, 2002, these customers represented 13%, 1% and 14% of the Company’s accounts receivable.

During 2003, three customers individually comprised 26%, 15% and 11% of total revenue across all geographic segments. At December 31, 2003, these customers represented 5%, 17% and 14% of the Company’s accounts receivable.

16.	Loss per common share:

The following table sets forth the computation of basic loss per common share before discontinued operations and the cumulative effect of a change in accounting policy:

	2001	2002	2003
Numerator:
Net loss from continuing operations	$(100,133)	$(43,901)	$(37,344)
Net loss	(104,811)	(107,963)	(39,766)

Denominator:
Weighted average shares - basic	28,608,072	28,689,779	28,689,779
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Weighted average shares - diluted	28,608,072	28,689,779	28,689,779

Loss per common share:
Basic and diluted from continuing operations	$(3.50)	$(1.53)	$(1.30)
Basic and diluted	(3.66)	(3.76)	(1.39)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

16.	Loss per common share (continued):

During 2001, the calculation of weighted average shares - diluted did not include 1,911,060 options, as the effect would have been anti-dilutive. During 2002, the calculation did not include 1,855,092 options and 1,509,998 warrants, as the effect would have been anti-dilutive. During 2003, the calculation did not include 1,113,892 options and 2,199,804 warrants issued and warrants to be issued, as the effect would have been anti-dilutive.

17.	Restructuring and other charges:

The following table details the components of the restructuring and other charges including the write-down of intangible assets:

	2001	2002	2003
Inventory write-downs included in cost of sales	$25,388	$6,536	$—
Lease and other contract obligations	8,635	18,656	2,504
Adjustment of previously recorded lease and other contract obligations	—	(393)	(4,123)
Severance	3,556	2,844	2,418
Other facility exit costs	6,278	1,568	96
Adjustments to other facility exit costs	—	—	(920)
Asset impairment	5,609	7,689	37
Proceeds on assets previously written down	—	—	(293)
Write-down of intangible assets	17,765	—	—
Other charges	—	—	1,283

Restructuring and other charges, including the write-down of intangible assets	41,843	30,364	1,002

	67,231	36,900	1,002
Other charges included in cost of sales	15,151	900	—
Other charges (adjustments) included in selling, general and administrative expenses	8,802	1,000	(122)
Other charges included in amortization expense	—	235	—

	23,953	2,135	(122)

	$91,184	$39,035	$880

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

2001 charges:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure (the “2001 Plan”). Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67,231, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. In addition, the Company recorded other charges of $23,953 related primarily to accounts receivable, inventory and asset impairment charges.

(a)	Restructuring and other charges:

The write-down of inventory of $25,388 recorded in cost of sales is associated with the closure of the assembly facility in Denver.

Lease and other contract obligations of $8,635 include the costs associated with decommissioning, exiting and subletting the Denver facility and the costs of exiting equipment and facility leases at various other locations.

Severance costs of $3,556 are associated with the closure of the Denver assembly facility and the Haverhill interconnect facility and the resizing of the Mexico and Ireland facilities. The severance costs relate to all 429 employees at the Denver facility, 26 plant and operational employees at the Haverhill facility, 915 plant and operational employees at the Mexico facility and 68 plant and operational employees at the Donegal, Ireland facility.

Asset impairment charges of $5,609 reflect the write-down of certain long-lived assets, primarily at the Denver location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets resulting in a write-down to estimated salvage values.

Other facility exit costs of $6,278 include personnel costs and other fees directly related to exit activities at the Denver and Haverhill locations.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

(b)	Write-down of intangible assets:

During 2001, the Company recorded a write-down of intangible assets of $17,765, which includes the write-down of goodwill associated with a previous acquisition of Qualtron Teoranta of $16,265 and the write-down of intangible assets of $1,500. In accordance with the then current accounting policy of the Company (note 3(o)), long-lived assets and certain identifiable intangible assets, including goodwill, held and used by an entity, were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Due to the downturn in the electronics manufacturing services industry, the significant operating loss incurred in fiscal 2001 and the restructuring and other charges recorded in 2001, the Company reviewed the recoverability of the carrying value of long-lived assets, including allocated goodwill and other intangible assets. The evaluation indicated that the estimated future net cash flows associated with the long-lived assets acquired as part of the Qualtron Teoranta acquisition were less than their carrying value and, accordingly, a write-down to estimated fair values was recorded for unamortized goodwill associated with the acquisition of Qualtron Teoranta and certain intangible assets.

(c)	Other charges:

During 2001, the Company recorded other charges totaling $23,953 related primarily to accounts receivable, inventory and asset impairment charges, resulting from the downturn in the technology sector. Included in cost of sales are other charges of $15,151 related to inventory and included in selling, general and administrative expenses are other charges of $7,937 related to accounts receivable exposures and other charges of $865 related to asset impairment charges at various facilities other than the Denver and Haverhill facilities.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

2002 charges:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

(a)	Restructuring charges:

The write-down of inventory of $6,536 represents further costs associated with the closure of the assembly facility in Denver and costs associated with the closure of the interconnect facility in Donegal, Ireland.

Lease and other contract obligations of $18,656 represent the costs associated with exiting equipment leases and exiting facility leases in Austin and Donegal, Ireland.

Severance costs of $2,844 are associated with the closure of the interconnect facility in Donegal, Ireland and the resizing of various other locations. The severance costs related to 481 plant and operational employees, primarily at the Mexico and Donegal, Ireland facilities.

Asset impairment charges of $7,689 reflect the write-down of certain long-lived and other assets, primarily at the Austin location, that became impaired as a result of the rationalization of facilities. The asset impairment was determined based on undiscounted projected future net cash flows relating to the assets, resulting in a write-down to estimated salvage values.

Other facility exit costs of $1,568 include other costs associated with the decommissioning and closure of the Austin and Donegal, Ireland facilities.

During 2002, the Company recorded an adjustment to lease and other contract obligation costs recorded as part of the 2001 Plan of $393 upon negotiating a final settlement on a facility lease for amounts less than originally estimated.

The major components of the 2002 restructuring plan were completed during fiscal 2003.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

(b)	Other charges:

Other charges included in cost of sales of $900 relate to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector. Other charges of $1,000 included in selling, general and administrative expenses relate to the write-off of certain assets. Other charges of $235 included in amortization expense relate to additional amortization recorded to reflect the December 2002 Amendment to the credit facility (note 8).

During 2003, the Company recorded an adjustment of $122 in selling, general and administrative expenses related to the recovery of assets written off in 2002.

2003 charges:

During 2003, the Company recorded a net restructuring and other charge of $1,002, consisting of a net adjustment to previously recorded charges related to 2001 Plan and 2002 Plan of $281 and additional charges incurred during 2003 of $1,283. During 2003, the Company also recorded an adjustment to other charges of $122.

(a)	Restructuring and other charges:

During 2003, the Company recorded an additional charge for lease and other contract obligations of $2,504, consisting of a charge related to the 2001 Plan of $2,178 due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico, and a charge related to the 2002 Plan of $326 primarily associated with the idling of equipment leases at the Donegal facility. During 2003, the Company also recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4,123 for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts.

Severance costs of $2,418 recorded during 2003 related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan and the change in senior management during the year. Included in the severance costs was $757 related to the termination of 75 plant and operational employees at the Charlotte facility, $273 for the termination of 47 employees at the Austin facility, and $260 for the termination of 42 employees at the Mexico facility.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

Other facility exit costs of $96 recorded during 2003 largely relate to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $920 during 2003, consisting of $219 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts, and $701 related to the 2002 Plan. The $701 relates to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than the originally estimated amounts and the effects of ongoing negotiations for the settlement of other liabilities.

During 2003, the Company recorded an asset impairment charge of $37 related to the write-down of assets of the Charlotte facility, and recorded a gain of $293 related to the disposal of assets previously written down at the Donegal facility.

Other charges recorded during 2003 of $1,283 relate to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors of $894 and a discount on the prepayment of shareholder loans of $389 (note 7).

(b)	Other charges:

During 2003, the Company recorded an adjustment of $122 in selling, general and administrative expenses related to the recovery of assets written of in 2002.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities as at December 31, 2002 and 2003, relating to the 2001 Plan:

	2001 total charges	Non-cash charges	2001 and 2002 cash payments	2002 adjustments	Accrual, December 31, 2002	2003 charges	2003 adjustments	2003 cash payments	Accrual, December 31, 2003
Inventory write-downs included in cost of sales	$25,388	$(25,388)	$—	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	8,635	—	(6,819)	(393)	1,423	2,178	—	(728)	2,873
Severance	3,556	—	(3,556)	—	—	—	—	—	—
Asset impairment	5,609	(5,609)	—	—	—	—	—	—	—
Write-down of intangible assets	17,765	(17,765)	—	—	—	—	—	—	—
Other facility exit costs	6,278	(3,059)	(2,795)	—	424	—	(219)	(205)	—

	$67,231	$(51,821)	$(13,170)	$(393)	$1,847	$2,178	$(219)	$(933)	$2,873

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

17.	Restructuring and other charges (continued):

The following table details the original charges, additional charges and adjustments recorded, and related amounts included in accrued liabilities as at December 31, 2002 and 2003 in respect of the 2002 Plan:

	2002 total charges	Non-cash charges	2002 cash payments	Accrual, December 31, 2002	2003 total charges	Non-cash charges	2003 adjustments	2003 cash receipts (payments)	Accrual, December 31, 2003
Inventory write-downs included in cost of sales	$6,536	$(6,536)	$—	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	18,656	—	(1,826)	16,830	326	—	(4,123)	(6,287)	6,746
Severance	2,844	—	(1,855)	989	2,418	—	—	(2,848)	559
Asset impairment	7,689	(7,689)	—	—	37	(37)	—	—	—
Proceeds on assets previously written down	—	—	—	—	(293)	—	—	293	—
Other facility exit costs	1,568	—	(1)	1,567	96	—	(701)	(629)	333

	$37,293	$(14,225)	$(3,682)	$19,386	$2,584	$(37)	$(4,824)	$(9,471)	$7,638

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

18.	Discontinued operations:

(a)	Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3,058. The Appleton facility has historically been included in the results of the United States segment (note 14). The Company recorded a loss on disposal of $235, which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

Proceeds on disposal of discontinued operation	$3,058
Accounts receivable	1,902
Inventory	1,042
Prepaid expenses	56
Capital assets	1,722
Accounts payable	(1,400)
Accrued liabilities	(476)

Net assets disposed of	2,846
Costs of disposal	447

Loss on disposal of discontinued operation	$(235)

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	2001	2002	2003
Revenue	$71,178	$44,309	$10,750

Earnings (loss) from discontinued operations	$(328)	$1,695	$(3,986)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

18.	Discontinued operations (continued):

Included in the loss from discontinued operations for the year ended December 31, 2003 is the loss on disposition of discontinued operation of $235, a restructuring charge of $3,226 recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $525. In 2002, the earnings from discontinued operations includes restructuring charges of $141. In 2001, the loss from discontinued operations includes other charges of $3,228.

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

The following information relates to the discontinued operations:

	2001	2002	2003
Revenue	$12,834	$5,035	$—

Earnings (loss) from discontinued operations	$(4,350)	$(10,197)	$1,564

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

18.	Discontinued operations (continued):

In 2001, the loss from discontinued operations includes restructuring charges of $317 and other charges of $117. In 2002, the loss from discontinued operations includes the costs of closing the facility of $9,717. Included in this amount are the write-offs of the net assets of $6,717 (comprised of capital assets of $1,129 and net working capital of $5,588) and other costs associated with exiting the facility of $3,000. Included in the other costs is severance of $1,350 related to the termination of all employees. In 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2,304, less additional charges of $740 related to the closure of the facility.

During 2002, the Company recorded an accrual for costs associated with the exiting of the facility of $3,000, consisting of lease and other contract obligations of $323, severance of $1,350 and other facility exit costs of $1,327. During 2002, aggregate cash payments of $2,732 were made, and the accrual at December 31, 2002 of $268 related to additional severance payments to be made.

At December 31, 2003, there is no remaining accrual related to the Cork facility.

19.	United States and Canadian accounting policy differences:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below:

The following table reconciles net loss as reported in the accompanying consolidated statements of operations to net loss that would have been reported under Canadian GAAP:

	2001	2002	2003
Loss for the year in accordance with U.S. GAAP	$(104,811)	$(107,963)	$(39,766)
Amortization (a)	220	—	—
Write-down of goodwill (a) and (b)	2,205	55,560	—

Loss for the year in accordance with Canadian GAAP	$(102,386)	$(52,403)	$(39,766)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

19.	United States and Canadian accounting policy differences (continued):

Net earnings (loss) under Canadian GAAP is comprised of the following:

	2001	2002	2003
Operating earnings (loss)	$(117,216)	$(36,822)	$2,780
Interest expense	9,281	8,297	5,113

Loss before income taxes and discontinued operations	(126,497)	(45,119)	(2,333)
Income taxes (recovery)	(28,789)	(1,218)	35,011
Loss from discontinued operations	(4,678)	(8,502)	(2,422)

Loss for the year	$(102,386)	$(52,403)	$(39,766)

(a)	Acquisitions:

Under U.S. GAAP, shares issued as consideration in a business combination are valued using the share price at the announcement date of the acquisition. Under Canadian GAAP in effect on the date of acquisition, shares were valued on the consummation date. As a result, under Canadian GAAP, the total purchase price for Qualtron Teoranta would be $24,455, resulting in goodwill of $15,630. Under the U.S. GAAP, the purchase price was $26,900, resulting in goodwill of $18,075. Goodwill amortization in fiscal 2003 under U.S. GAAP was nil (2002 - nil; 2001 - $1,783) and under Canadian GAAP was nil (2002 - nil; 2001 - $1,563). The write-down of goodwill during 2001 relating to Qualtron Teoranta was $16,265 under U.S. GAAP and $14,060 under Canadian GAAP.

(b)	Transitional goodwill impairment change:

Under Canadian GAAP, any transitional goodwill impairment charge is recognized in opening retained earnings; under U.S. GAAP, the cumulative adjustment is recognized in earnings during the current year.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

20.	Subsequent events:

On February 17, 2004, the Company announced the terms of a proposed recapitalization of the Company. The proposed recapitalization consists of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s current lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations, as follows:

(a)	Private placement of equity securities:

On March 3, 2004 (the “Closing Date”), the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers (the “Underwriters”), of 33,350,000 Special Warrants (each a “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company (the “Offering”). Each Special Warrant was issued at a price of Cdn. $1.20 per Special Warrant (approximately U.S. $0.92 per Special Warrant based on the exchange rate on February 17, 2004), resulting in aggregate proceeds of Cdn. $40,020 (approximately U.S. $30,600 based on the exchange rate on February 17, 2004).

Each Special Warrant is exercisable into one unit, consisting of one exchangeable share of SMTC Canada, and one-half of a warrant to purchase an exchangeable share of SMTC Canada. Each whole warrant will be exercisable into one exchangeable share of SMTC Canada at an exercise price of Cdn. $1.85 per share (approximately U.S. $1.41 based on the exchange rate on February 17, 2004) for a period of 60 months following the Closing Date of the Offering.

Subject to the satisfaction of applicable legal requirements, each exchangeable share of SMTC Canada can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. On or after July 17, 2015, subject to certain adjustment and acceleration provisions, SMTC Canada will redeem all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

20.	Subsequent events (continued):

The exchangeable shares are listed on The Toronto Stock Exchange, and the common shares of the Company are traded on the NASDAQ market. As such the Company will file a Canadian prospectus with the applicable securities regulatory authorities to qualify the issuance and distribution of the units within 90 days of the Closing Date of the Offering and will file a U.S. registration statement to register the underlying common shares within 120 days of the Closing Date of the Offering. In the event that the prospectus is not qualified within 90 days of the Closing Date of the Offering or the U.S. registration statement is not effective within 120 days of the Closing Date of the Offering, each Special Warrant will be exercisable into 1.1 units without payment of additional consideration.

The Company completed the private placement of Special Warrants, which closed into escrow on March 3, 2004. The proceeds of the Offering, net of commissions to the Underwriters and expenses of the Underwriters were placed into escrow pending receipt of shareholder approval. The proceeds from the Offering will be used to repay a portion of the existing debt.

(b)	New secured credit facility:

The Company has signed a letter of intent to enter into a new, 3-year $40,000 revolving credit and term loan facility (the “New Credit Facility”) which is to be used to repay a portion of the existing debt and for future working capital needs. The availability under the New Credit Facility is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The New Credit Facility will be secured by the present and future assets of the Company, and will require the Company to be in compliance with financial covenants during the term of the facility. The initial term of the New Credit Facility is three years, with a one-year renewal period at the option of the lender, at which time the facility would become annually renewable.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2001, 2002 and 2003

20.	Subsequent events (continued):

(c)	Transactions with the Company’s current lenders:

The Company has signed a binding letter of intent with the current lenders under which the Company will satisfy its debt by:

(i)	payment of $40,000 of the current debt obligation at par;

(ii)	exchanging $10,000 of existing debt into units consisting of one share of common stock of the Company and a fraction of a share purchase warrant at the same price and as the units received upon the exercise of the Special Warrants as described above.

(iii)	converting the remaining debt up to a limit of $27,500 into subordinated debt with maturities ranging from 4 to 5 years, with mandatory prepayments required beginning in fiscal 2005, (the “Amended Credit Facility”). In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par. The Amended Credit Facility will be secured by liens, second to those of the New Credit Facility covering all present and future assets of the Company, and requires the Company to be in compliance meet certain financial ratios and to comply with certain restrictive covenants. The obligations under the Amended Credit Facility are subordinated to the New Credit Facility.

The proposed transactions are subject to the receipt of all necessary shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. In the event that the recapitalization transactions are not consummated, the net proceeds from the Offering held in escrow will be returned to the purchasers, and the Company will be required to make whole the purchasers for the commissions and other expenses paid to the Underwriters.