Form 10-Q
period 2004-04-04
SMTC CORP
filed 2004-05-19
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

As of May 7, 2004, SMTC Corporation had 24,375,718 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of May 7, 2004, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 4,314,061 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	April 4, 2004	December 31, 2003
Assets

Current assets:
Cash	$215	$167
Accounts receivable, net of an allowance for doubtful accounts of $2,084 (December 31, 2003—$2,096)	38,116	41,318
Inventories (note 4)	37,648	31,463
Prepaid expenses	2,156	1,922

	78,135	74,870

Capital assets	29,321	30,805
Other assets	2,466	3,088

	$109,922	$108,763

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$42,645	$40,565
Accrued liabilities	17,515	18,843
Income taxes payable	481	355
Current portion of long-term debt (note 5)	70,497	70,077
Current portion of capital lease obligations	101	193

	131,239	130,033

Capital lease obligations	35	35

Shareholders’ equity (deficiency):
Capital stock	52,523	55,911
Warrants	1,523	1,523
Loans receivable	(5)	(5)
Additional paid-in capital	177,871	174,483
Deficit	(253,264)	(253,217)

	(21,352)	(21,305)
Future operations (note 1)

	$109,922	$108,763

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 4, 2004	March 30, 2003
Revenue	$69,423	$81,501
Cost of sales	62,576	73,555

Gross profit	6,847	7,946
Selling, general and administrative expenses (note 9)	4,307	4,695
Amortization	1,172	972
Restructuring charges (note 9)	—	239

Operating earnings	1,368	2,040
Interest	1,292	1,518

Earnings before income taxes and discontinued operations	76	522
Income tax expense (note 7)	123	189

Earnings (loss) from continuing operations	(47)	333
Loss from discontinued operations (note 10)	—	301

Net earnings (loss)	$(47)	$32

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 4, 2004	March 30, 2003
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.00)	$0.01
Loss per share from discontinued operations	—	(0.01)

Basic earnings (loss) per share	$(0.00)	$0.00

Diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 6):
Basic	28,689,779	28,689,779
Diluted	28,689,779	29,023,049

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Three months ended April 4, 2004

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2003	$55,911	$1,523	$174,483	$(5)	$(253,217)	$(21,305)
Conversion of shares from exchangeable to common stock	(3,388)	—	3,388	—	—	—
Net earnings (loss) for the period	—	—	—	—	(47)	(47)

Balance, April 4, 2004	$52,523	$1,523	$177,871	$(5)	$(253,264)	$(21,352)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 4, 2004	March 30, 2003
Cash provided by (used in):

Operations:
Net earnings (loss)	$(47)	$32
Items not involving cash:
Amortization	1,172	972
Depreciation	1,508	2,552
Deferred income taxes	—	104
Gain on disposition of capital assets	(15)	—
Change in non-cash operating working capital:
Accounts receivable	3,202	3,095
Inventories	(6,185)	(61)
Prepaid expenses	(234)	558
Income taxes recoverable/payable	126	665
Accounts payable	2,080	(2,840)
Accrued liabilities	(1,328)	(3,484)

	279	1,593

Financing:
Increase in long-term debt	420	2,030
Repayment of long-term debt	—	(3,750)
Principal payments on capital lease obligations	(92)	(83)
Deferred financing fees	(550)	—

	(222)	(1,803)

Investments:
Purchase of capital assets	(24)	(53)
Proceeds from sale of capital assets	15	—
Other	—	30

	(9)	(23)

Increase (decrease) in cash	48	(233)
Cash, beginning of period	167	370

Cash, end of period	$215	$137

	Three months ended
	April 4, 2004	March 30, 2003

Supplemental disclosures:
Cash paid during the period:
Income taxes	$63	$144
Interest	1,164	—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

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

SMTC Corporation (the “Company”) has incurred significant losses in fiscal 2001, 2002 and 2003, including costs associated with the restructuring of its operations resulting in a deficiency in shareholders’ equity at April 4, 2004. The Company’s long-term debt has been classified as a current liability at April 4, 2004 due to the maturity of the debt on October 1, 2004 (note 5), resulting in a significant working capital deficiency as at April 4, 2004. In addition, the Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. Should the Company not be able to refinance the debt, subject to reasonable and achievable covenants, the Company expects that it will not be able to satisfy its indebtedness and other obligations. If the Company is unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior facility.

On February 17, 2004, the Company announced a proposed recapitalization, as described below. The effect of this recapitalization would be to lower the Company’s overall indebtedness by approximately $37,000, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The proposed transactions are subject to the receipt of all necessary shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities in the normal course of business is dependent upon the Company being able to refinance its existing debt as described above. However, there can be no assurance that the Company will complete the proposed recapitalization and, accordingly, may not have sufficient working capital to fund future operations.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

1.	Future Operations (continued):

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

Each Special Warrant is exercisable for one unit, consisting of one exchangeable share of SMTC Canada, and one-half of a warrant to purchase an exchangeable share of SMTC Canada. Each whole warrant will be exercisable for one exchangeable share of SMTC Canada at an exercise price of Cdn. $1.85 per share (approximately U.S. $1.41 based on the exchange rate on February 17, 2004) for a period of 60 months following the Closing Date of the Offering.

Subject to the satisfaction of applicable legal requirements, each exchangeable share of SMTC Canada can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. On or after July 27, 2015, subject to certain adjustment and acceleration provisions, SMTC Canada will redeem all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

1.	Future Operations (continued):

The exchangeable shares are listed on The Toronto Stock Exchange, and the common shares of the Company are traded on the NASDAQ market. As such the Company has filed a preliminary prospectus with the applicable securities regulatory authorities in Canada to qualify the issuance and distribution of the units within 90 days of the Closing Date of the Offering, which has not yet been cleared for final and has filed a U.S. registration statement to register the underlying common shares within 120 days of the Closing Date of the Offering, which has not yet been declared effective. In the event that the prospectus is not qualified within 90 days of the Closing Date of the Offering or the U.S. registration statement is not effective within 120 days of the Closing Date of the Offering, each Special Warrant will be exercisable into 1.1 units without payment of additional consideration.

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

(c)	Transactions with the Company’s current lenders:

The Company has signed a binding letter of intent with the current lenders under which the Company will satisfy its debt by:

(i)	repaying $40,000 of debt at par;

(ii)	exchanging $10,000 of debt for $10,000 of the Company’s common stock and warrants valued on the same terms as the private placement; and

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

1.	Future Operations (continued):

(iii)	converting up to a limit of $27,500, into second lien subordinated debt with maturity ranging from 4 to 5 years. In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par.

The proposed transactions are subject to the receipt of all necessary shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. In the event the Company’s stockholders do not approve the recapitalization transactions, all of the escrowed funds will be returned to the purchasers of the Special Warrants, and the Company will not be entitled to a refund of the commission and expenses paid to the underwriters.

2.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at April 4, 2004, unaudited consolidated statements of operations for the three month periods ended April 4, 2004 and March 30, 2003, unaudited consolidated statement of changes in shareholders’ equity (deficit) for the three month period ended April 4, 2004, and unaudited consolidated statements of cash flows for the three month periods ended April 4, 2004 and March 30, 2003 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended April 4, 2004 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2003.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

3.	Stock-based compensation:

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

	Three months ended
	April 4, 2004	March 30, 2003
Net earnings (loss) attributable to common shareholders, as reported	$(47)	$32
Stock-based compensation (expense) recovery	25	(349)

Pro forma loss	(22)	(317)

Basic and diluted earnings (loss) per share, as reported	$(0.00)	$0.00
Stock-based compensation (expense) recovery	0.00	(0.01)

Pro forma basic and diluted loss per share	(0.00)	(0.01)

No compensation expense has been recorded in the statement of operations for the quarters ended April 4, 2004 and March 30, 2003.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. There were no options granted during the three month periods ended April 4, 2004 and March 30, 2003. During the three months ended April 4, 2004, the Company recorded a recovery of pro-forma stock-based compensation of $25 for unvested stock options that were forfeited during the period.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

4.	Inventories:

	April 4, 2004	December 31, 2003
Raw materials	$19,299	$16,229
Work in process	6,868	7,037
Finished goods	10,945	7,621
Other	536	576

	$37,648	$31,463

5.	Long-term debt:

During November 2003, the Company and its lending group executed an amendment to the credit agreement with an effective date of November 17, 2003 (the “November 2003 Amendment”), providing for a waiver of certain events of default, if any, arising prior to this date. The Company and its lending group also amended the credit agreement to provide for term loans of $11,942 and $80,000 of revolving credit loans, swing-line loans and letters of credit with an extension of the maturity date of the revolving credit facilities to October 1, 2004, and amendments of certain financial and other covenants based on the Company’s then current business plan. During the amendment period, the facility bears interest at the U.S. base rate plus 0.25% to 2.5%.

The Company is in compliance with the financial covenants of the current credit agreement at April 4, 2004. The Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. In the event of non-compliance, the Company’s lenders have the right to demand repayment of all outstanding amounts under the amended credit facility. If the Company were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior credit facility.

The Company’s revolving credit facility matures on October 1, 2004 and, accordingly, as at April 4, 2004, this amount has been classified as a current liability. On February 17, 2004, the Company announced a proposed recapitalization of the Company under which a portion of the debt would be repaid and a portion would be refinanced, as described in note 1. As the proposed transactions are subject to the receipt of shareholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions, the Company will continue to operate under the terms of the current credit agreement until these approvals are received and the conditions are satisfied. Should the Company not be able to refinance the debt prior to

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

5.	Long-term debt (continued):

October 1, 2004, the Company expects that it will be unable to repay the full amount of the debt upon maturity (note 1).

6.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended
	April 4, 2004	March 30, 2003
Numerator:
Net earnings (loss) from continuing operations	$(47)	$333
Net earnings (loss)	(47)	32

Denominator:
Weighted average shares—basic	28,689,779	28,689,779
Effect of dilutive securities:
Employee stock options	—	7,378
Warrants	—	325,892

Weighted-average shares—diluted	28,689,779	29,023,049

Earnings (loss) per share:
Basic and diluted, from continuing operations	$(0.00)	$0.01
Basic and diluted	$(0.00)	$0.00

For the three months ended April 4, 2004, the calculation of weighted average shares—diluted did not include 912,392 options and 2,199,804 warrants, as the effect would have been anti-dilutive.

7.	Income taxes:

During the quarter ended April 4, 2004, the Company recorded income tax expense of $123 on earnings before income taxes of $76, resulting in an effective tax rate of 162%. The majority of the income tax expense relates to minimum taxes in certain jurisdictions thereby increasing the Company’s effective income tax rate.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

8.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effects of a change in accounting policies. Discontinued operations relate to the Appleton manufacturing operations, previously included in the results of the United States segment (note 10). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended April 4, 2004			Three months ended March 30, 2003
	Total Revenue	Intersegment revenue	Net External revenue	Total revenue	Intersegment revenue	Net External revenue
United States	$40,773	$(28)	$40,745	$57,720	$(2,179)	$55,541
Canada	32,402	(3,724)	28,678	30,117	(4,925)	25,192
Europe	—	—	—	1,561	(849)	712
Mexico	41,525	(41,525)	—	29,603	(29,547)	56

	$114,700	$(45,277)	$69,423	$119,001	$(37,500)	$81,501

EBITA (before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy):

United States	$16	$512
Canada	(11)	482
Europe	—	26
Mexico	2,535	2,231

	2,540	3,251
Interest	1,292	1,518
Amortization	1,172	972
Restructuring charges (note 9)	—	239

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	$76	$522

Capital expenditures:
United States	$—	$36
Canada	6	—
Mexico	18	17

	$24	$53

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quanties and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended
	April 4, 2004	March 30, 2003
Geographic revenue:
United States	$52,218	$64,830
Canada	2,982	9,096
Europe	2,730	3,390
Asia	3,275	1,834
Mexico	8,218	2,351

	$69,423	$81,501

	April 4, 2004	December 31, 2004
Long-lived assets:
United States	$11,286	$11,767
Canada	2,350	2,810
Mexico	15,685	16,228

	$29,321	$30,805

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges including the write-down of intangible assets:

	Three months ended
	April 4, 2004	March 30, 2003
Severance	—	239

Other charges (adjustments) included in selling, general and administrative expenses	(287)	—

(a)	Restructuring charges:

2001	plan:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure (the “2001 Plan”). Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67,231, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. In addition, the Company recorded other charges of $23,953 related primarily to accounts receivable, inventory and asset impairment charges. During 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2,178 due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. The Company also recorded an adjustment to other facility exit costs of $219 during 2003 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts.

The following table details the related amounts included in accrued liabilities as at April 4, 2004 relating to the 2001 Plan:

	Accrual at December 31,2003	Cash payments	Accrual at April 4, 2004
Lease and other contract obligations	$2,873	(154)	$2,719

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $326 primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4,123 for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2,418 related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year. Of this amount, $239 was recorded during the first quarter of 2003 and related to severance costs associated with the closure of the Austin facility and the resizing of other facilities. The first quarter severance costs related to 58 plant and operational employees, primarily at the Austin and Mexico facilities. The Company also recorded during 2003 other facility exit costs of $96 related to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $701 due to the settlement of certain obligations for less than the original estimated amounts.

The following table details the related amounts included in accrued liabilities as at April 4, 2004 in respect of the 2002 Plan:

	Accrual at December 31, 2003	Cash payments	Accrual at April 4, 2004
Lease and other contract obligations	$6,746	$(1,191)	$5,555
Severance	559	(56)	503
Other facility exit costs	333	(28)	305

	$7,638	$(1,275)	$6,363

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 4, 2004 and March 30, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

(b)	Other charges (recoveries):

During the first quarter of 2004 the Company received proceeds of $287 from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

10.	Discontinued Operations:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3,058 and recorded a loss on disposition of $235. The Appleton facility has historically been included in the results of the United States segment (note 8).

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Three months ended
	April 4, 2004	March 30, 2003
Revenue	$—	$4,499

Loss from discontinued operations	$—	$301

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data(a):

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	April 4, 2004	March 30, 2003
Revenue	$69.4	$81.5
Cost of sales	62.6	73.6

Gross profit	6.8	7.9
Selling, general and administrative expenses (b)	4.3	4.7
Amortization	1.1	1.0
Restructuring charges (b)	—	0.2

Operating earnings	1.4	2.0
Interest	1.3	1.5

Earnings (loss) before income taxes and discontinued operations	0.1	0.5
Income tax expense	0.1	0.2

Earnings (loss) from continuing operations	0.0	0.3
Loss from discontinued operations (c)	—	(0.3)

Earnings (loss)	$0.0	$0.0

Earnings (loss) per common share:
Basic earnings (loss) per share from continuing operations	$0.00	$0.01
Loss per share from discontinued operations	—	(0.01)

Basic earnings (loss) per share	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	28.7	28.7
Diluted	28.7	29.0

(a)	The consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for a reasonable period of time. As a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred significant losses in fiscal 2001, 2002 and 2003, including costs associated with the restructuring of its operations resulting in a deficiency in shareholders’ equity at April 4, 2004. The Company’s long-term debt has been classified as a current liability at April 4, 2004 due to the maturity of the debt on October 1, 2004 (Refer to note 5 to our April 4, 2004 interim consolidated financial statements), resulting in a significant working capital deficiency as at April 4, 2004. In addition, absent the completion of the recapitalization (described below), the Company believes that it is unlikely that it will be in compliance with the existing financial covenants in the current credit agreement in the second quarter of 2004. Should the Company be unable to refinance the debt, subject to reasonable and achievable covenants, the Company expects that it will not be able to satisfy its indebtedness and other obligations. If the

Company were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure the indebtedness. Substantially all of the Company’s assets have been pledged to the lenders as collateral for the Company’s obligations under the senior facility.

On February 17, 2004, the Company announced a proposed recapitalization, as described in note 1 to our April 4, 2004 interim consolidated financial statements. The effect of this recapitalization would be to lower the Company’s overall indebtedness at closing by approximately $37.0 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The proposed transactions are subject to the receipt of all necessary stockholder, regulatory and stock exchange approvals and definitive agreements and other customary conditions. The ability of the Company to continue as a going concern and to realize the carrying value of its assets and the discharge of its liabilities in the normal course of business is dependent upon the Company being able to refinance its existing debt as described above. However, there can be no assurances that the Company will be successful in its refinancing efforts and, accordingly, may not have sufficient working capital to fund future operations.

Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis was not appropriate for our financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

(b)	The Company recorded restructuring charges of $0.2 million during the first quarter of 2003 relating to severance costs associated with the closure of the Austin facility and resizing of other facilities. Refer to note 9 to our April 4, 2004 interim consolidated financial statements.

The Company recorded an adjustment to other charges of $0.3 million during the first quarter of 2004 relating to proceeds from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses. Refer to note 9 to our April 4, 2004 interim consolidated financial statements.

(c)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. Refer to note 10 to our April 4, 2004 interim consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	April 4, 2004	December 31, 2003
	(Unaudited)
Cash	$0.2	$0.2
Working capital (deficiency)	(53.1)	(55.2)
Total assets	109.9	108.8
Total debt, including current maturities	70.5	70.1
Shareholders’ equity (deficiency)	(21.4)	(21.3)

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

As the technology sector grew rapidly in the years 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions, including Zenith Electronics’ facility in Chihuahua, W.F. Wood’s high precision enclosure manufacturing site in Boston, Massachusetts, Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin and Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland with a subsidiary in Haverhill, Massachusetts. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in fiscal year 2001, we began an operational restructuring that is substantially complete today and involved closing six and selling one of our manufacturing facilities. As a result of the restructuring of our business, the debt outstanding under our existing credit facility cannot be supported by our current business model. Accordingly, we have negotiated a restructuring of the debt under our existing credit agreement as part of an overall recapitalization of the Company that is subject to stockholder approval.

In 2002, we began pursuing a plan to restructure, refinance and restore profitability and growth to the Company, which we continued to execute during 2003. The first phase involved a major operational restructuring that aligned our cost structure with expected revenue and focused operations in key cost-effective geographic locations. This phase was substantially completed in the fall of 2003 and involved the closure of our sites in Donegal, Ireland, Austin, Texas, Charlotte, North Carolina and the sale of our Appleton, Wisconsin manufacturing operations. Our operational restructuring plan has been substantially completed, and we expect to incur limited additional charges related to its implementation.

In late 2003, we initiated the second phase to recapitalize the Company through several refinancing transactions that, upon closing, we believe would strengthen our balance sheet and provide additional financial flexibility. The proposed recapitalization of the Company consists of three main components: a private placement of equity securities that closed into escrow pending stockholder approval, a new secured credit facility and a transaction with the Company’s current lenders to repay a portion of the Company’s existing debt and restructure the balance of the Company’s existing debt. We refer to the proposed recapitalization in this report as the “Recapitalization Transaction.” The closing of the Recapitalization Transaction is subject to stockholder approval and certain other conditions.

The following summary briefly describes the material terms of the Recapitalization Transaction.

Private Placement of Equity Securities

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers comprised of Orion Securities Inc., CIBC World Markets Inc., GMP Securities Limited and RBC Dominion Securities Inc. (collectively, the “Underwriters”) of 33,350,000 Special Warrants of SMTC Canada (each a “Special Warrant” and, collectively, the “Special Warrants”) to qualified investors at a price of Cdn$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of Cdn$40.02 million, Cdn$37.3 million net of underwriting expenses, or approximately US$28.7 million, US$26.7 million net of underwriting expenses, based on the exchange rate on March 3, 2004) (the “Offering”). The Company completed the private placement of Special Warrants on March 3, 2004 (the “Closing Date”). The net proceeds from the Offering are being held in escrow pending receipt of stockholder approval and satisfaction of certain other conditions and, upon release from escrow, will be used for debt reduction, as part of a concurrent agreement with the Company’s lenders, and working capital. The private placement includes the following terms:

•	Each Special Warrant is exercisable, without any additional consideration, into one unit consisting of one exchangeable share of SMTC Canada, and one half of a warrant to purchase an exchangeable share. Each whole warrant will be exercisable for one exchangeable share of SMTC Canada at an exercise price of CDN$1.85 per share for a period of 60 months following the closing of the Offering.

•	Subject to satisfaction of applicable legal requirements, each exchangeable share can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share, as nearly as practicable, is the economic equivalent of a share of our common stock and is entitled to dividend and liquidation rights and participation in a tender offer, share exchange offer, issuer bid, take-over bid or similar transaction with respect to the common stock to the same extent and on an economically equivalent basis as the holders of SMTC common stock. Holders of the exchangeable shares are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares for our common stock.

•	Subject to adjustment and subject to release of the escrowed proceeds, the Special Warrants will be exercisable for units on the earlier of: (i) the sixth business day after the date on which a receipt has been issued by applicable Canadian securities regulatory authorities for a prospectus qualifying the distribution of the exchangeable shares and warrants issuable upon exercise of the Special Warrants (the “Prospectus Qualification Date”), and (ii) March 4, 2005. If the Prospectus Qualification Date has not occurred on or before June 1, 2004 or if the Company has not registered in the United States the common stock underlying the exchangeable shares issuable in connection with the offering by July 1, 2004, each Special Warrant shall thereafter entitle the holder to receive upon exercise, without payment of additional consideration, 1.1 units in lieu of one unit.

Agreement with the Company’s Current Lenders

The proposed Recapitalization Transaction includes an agreement with the Company’s current lenders, for which a binding term sheet has been signed, under which the Company will satisfy its debt under its existing credit facility by:

•	repaying $40 million of debt at par;

•	exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement; and

•	converting up to a limit of $27.5 million into second lien subordinated debt with maturity ranging from four to five years. In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par.

In addition, all warrants in connection with the current credit facility issued and to be issued to the current lenders (the “Lender Warrants”) will be cancelled. The Company agreed to issue such Lender Warrants to purchase our common stock if we did not meet certain EBITDA (earnings before interest expense, income taxes, depreciation and amortization) targets in connection with an amendment to our existing credit facility in December 2002. As a result of our shortfall in achieving such EBITDA targets, we have issued, or are currently obligated to issue, a total of 2,199,804 warrants with exercise prices ranging from $0.61 per share to $1.04 per share.

Our existing credit facility, which we are seeking to refinance in connection with an agreement with current lenders, consists of a revolving credit facility of $80 million and a term loan with an outstanding balance of $6,941,694 at April 4, 2004, which bear interest at the U.S. base rate plus 0.25% to 2.50%. The existing credit facility also contains several financial and other covenants, including minimum cumulative consolidated EBITDA and maximum total revolving extensions of credit which were based on a business plan for the Company that is inconsistent with the Company’s current capacity. The existing credit facility was entered into at a time when the Company operated six facilities and had revenue of $527 million for the prior fiscal year. In response to the general economic downturn in 2001 and 2002, the Company undertook a restructuring program aimed at reducing its cost structure. The Company now operates only five facilities and had revenue of $306.1 million during fiscal 2003. As a result, the Company has repeatedly found itself in violation of the covenants under the current credit agreement and has repeatedly required amendments to and waivers of such covenants. Absent approval of proposals related to the Recapitalization Transaction by our stockholders at our 2004 Annual Meeting of Stockholders, which will allow the consummation of the Recapitalization Transaction, the Company expects it will violate covenants under its current credit agreement by June 2004, including the minimum availability and maximum revolver covenants. The minimum availability covenant measures the spread between the Company’s borrowing base and borrowings under the revolver. Prior to June 30, 2004, the Company is not required to maintain any spread, but following June 30, 2004 it will be required to maintain a $3 million spread, at which point the Company expects it will violate the covenant. The maximum revolver covenant measures the total permitted borrowings under the revolver, which are limited to $77 million. While the Company is currently in compliance with this covenant, it anticipates violating the covenant in June 2004 when it is required to make a $4 million amortization payment on its term loans.

New Secured Credit Facility

In connection with the proposed Recapitalization Transaction, the Company intends to enter into new asset-based credit facilities with Congress Financial Corporation and its affiliates for which letters of intent have been signed. The new credit facilities will be available to the Company’s U.S. and Canadian operating entities in a maximum amount of $40 million (to be allocated as between Canada and the U.S. as agreed to by the Company and Congress). The new credit facilities will include a term loan of up to $2 million, which will bear interest at the reference rate plus 1.00% and a revolving loan that will bear interest at the reference rate plus 0.50%. The reference rate will be the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The new credit facilities will provide for customary fees, including a 1.00% closing fee, an unused line fee and a termination fee of up to 2.00%.

•	The borrowing base for the revolving loan facilities to be provided by Congress will be calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The new credit facilities will include a single financial covenant which will require the Company to maintain a specified level of consolidated EBITDA. The Company will be required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004 and $11.0 million cumulatively for 2004 in total. Thereafter, it will be required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis. The covenant levels are being negotiated in light of the Company’s current business plan.

•	The new credit facilities will be secured against the assets of the Company’s U.S. and Canadian operations. The security interest granted to Congress will rank senior to any security in favor of the current lenders whose facilities are being restructured.

•	The new credit facilities will include representations, warranties, covenants and events of default that are customary for asset-based credit facilities.

•	The Company expects to draw approximately $12.5 million under the new credit facilities at the closing of the Recapitalization Transaction. The actual amount to be drawn will depend on the amount of the Company’s outstanding indebtedness to our current lenders and the amount of expenses the Company incurs to consummate the Recapitalization Transaction.

The terms of the new credit facilities described above are based on the letter of intent and the current state of negotiations, but are subject to continued negotiation.

Certain Effects of the Recapitalization Transaction

•	The effect of this refinancing would be to lower the Company’s overall indebtedness at the closing of the Recapitalization Transaction by approximately $37 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The level of indebtedness under the existing lenders’ facility at April 4, 2004 was $70.5 million.

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

Need for the Recapitalization Transaction

Our Board of Directors has approved the proposal for the Recapitalization Transaction. We believe that the Recapitalization Transaction is in the best interests of the Company and the stockholders due to:

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

We believe that the likely outcome for the Company if the Recapitalization Transaction is not completed would be negative. If the Recapitalization Transaction had not been agreed to with the Company’s lenders prior to the issuance of the Company’s financial results for fiscal year 2003, the Company believes that suppliers and customers would have reacted negatively to the going concern qualification in the Company’s accountants’ audit opinion. Further, the Company will likely be in default of other covenants under the terms of its existing credit agreement no later than the end of June 2004. Absent the agreement with the current lenders on the Recapitalization Transaction, upon an event of default, the lenders could have decided to resort to their collateral, consisting of substantially all of the Company’s assets and in which event reorganization proceedings under the Bankruptcy Code could have been one of the possible consequences. If the Recapitalization Transaction is not approved by the stockholders, the Company will likely face a high probability of an event of default with its current lenders no later than the end of June 2004.

As a result of the restructuring of the Company and market conditions in the period 2001 to 2002, we incurred significant operating losses. As a result of the late stages of the restructuring of the Company, the continued downturn in the technology sector and the over-leveraged capital structure of the Company, the Company continued to experience losses during fiscal 2003. The losses from fiscal 2001 through 2003 resulted in our repeated non-compliance with certain financial covenants contained in our credit agreement and repeated amendments to our credit agreement. The Company was in compliance with the amended financial covenants at December 31, 2003 and April 4, 2004. Continued compliance with the amended financial covenants through October 1, 2004, the term of the existing credit facility, is unlikely. In the event of non-compliance (and absent the completion of the Recapitalization Transaction), the Company’s lenders have the ability to demand repayment of the outstanding amounts under the existing credit facility.

Corporate History

SMTC Corporation is the result of the July 1999 combination of Surface Mount and HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. On July 27, 2000, we consummated an initial public offering of 6,625,000 shares of our common stock and 4,375,000 exchangeable shares of our subsidiary

SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 1,650,000 shares of common stock upon exercise of the underwriters’ over-allotment option. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts. In fiscal 2001, we closed our facilities in Denver, Colorado and Haverhill, Massachusetts. In fiscal 2002, we closed our facility in Cork, Ireland. In fiscal 2003, we closed our facilities in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold the majority of our operations in Appleton, Wisconsin.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in Note 19 to the December 31, 2003 annual consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There were no Canadian GAAP differences in 2003.

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended
	April 4, 2004	March 30, 2003
Revenue	100.0%	100.0%
Cost of sales	90.2	90.3

Gross profit	9.8	9.7
Selling, general and administrative expenses	6.2	5.8
Amortization	1.6	1.2
Restructuring charges	—	0.3

Operating earnings	2.0	2.4
Interest	1.9	1.8

Earnings (loss) before income taxes and discontinued operations	0.1	0.6
Income tax expense	0.1	0.2

Earnings (loss) from continuing operations	0.0	0.4
Loss from discontinued operations	—	(0.4)

Earnings (loss)	0.0%	0.0%

Quarter ended April 4, 2004 compared to quarter ended March 30, 2003

Revenue decreased $12.1 million, or 14.9%, from $81.5 million for the first quarter of 2003 to $69.4 million for the first quarter of 2004. The decline in revenue primarily resulted from lower production volume from Alcatel as certain programs near completion resulting in approximately $9.0 million in lower revenue in the quarter. Revenue was also lower from IBM, which was partially offset by increases from Square D and Ingenico. During the first quarter of 2004 the Company continued its focus on the industrial sector resulting in a substantial change to the product mix from the first quarter of 2003. The industrial sector represented 58% of total sales for the first quarter of 2004, compared to 51% for the same period in 2003. The proportion of sales to both the enterprise computing and networking and the communications sectors declined to 29% and 13% respectively during the first quarter of 2004 from 35% and 14% respectively for the same period in 2003.

During the first quarter of 2004 we recorded approximately $2.1 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.2 million for the same period in 2003. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the first quarter, the Company’s ten largest customers represented approximately 88% of revenue. Revenue from our three largest customers was $13.8 million from IBM, $11.8 million from Ingenico and $11.1 million from Square D representing 19.9%, 17.1% and 16.0%, respectively, of total revenue for the period. This compares with revenue from IBM of $20.0 million, Alcatel of $15.8 million and Ingenico of $10.3 million for the first quarter of 2003 representing 24.5%, 15.8% and 10.3%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion. We also expect growth from a number of current and new customers through the last two quarters although there can be no assurance such growth will be achieved.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process, however there is also the potential for revenue decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for one of our customers, we could experience further declines in revenue.

During the first quarter of 2004, 26.6% of our revenue was produced from operations in Mexico, 20.7% from Canada, and 52.7% from the United States. For the first quarter of 2003, 43.0% of our revenue produced from operations in the United States, 33.1% from Mexico, 22.1% from Canada and 1.8% from Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua, Mexico and Markham, Ontario, Canada facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit decreased $1.1 million from $7.9 million, or 9.7% of revenue, for the first quarter of 2003 to $6.8 million, or 9.8% of revenue, for the first quarter of 2004. The decline in absolute dollar gross profit primarily is due to the effect of the lower revenue during the first quarter of 2004.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.4 million from $4.7 million for the first quarter of 2003 to $4.3 million for the first quarter of 2004. Selling, general and administrative expenses for the first quarter of 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off. Excluding this adjustment, selling, general and administrative expenses decreased $0.1 million from $4.7 million, or 5.8% of revenue, for the first quarter of 2003, to $4.6 million, or 6.6% of revenue for the first quarter of 2004. The increase in selling, general and administrative expenses as a percentage of revenue is a result of lower revenue.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $1.1 million for the first quarter of 2004 and $1.0 million for the first quarter of 2003 include the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The costs associated with our amended and restated senior credit facility are being amortized over the remaining term of the debt. We will likely write off a portion of deferred financing costs following the closing of the Recapitalization Transaction.

Restructuring and Other Charges

The Company recorded restructuring charges of $0.2 million during the first quarter of 2003 relating to severance costs associated with the closure of the Austin facility and resizing of other facilities.

Approximately $9.1 million of the restructuring charges remained unpaid at April 4, 2004. We expect the majority of the remaining restructuring accrual related to severance charges and equipment lease obligations to be paid by the end of fiscal year 2005. We are attempting to negotiate a settlement of the remaining facility lease obligations.

The restructuring charges are based on certain estimates and assumptions using the best available information at the time and are subject to change.

Interest Expense

Interest expense decreased $0.2 million from $1.5 million for the first quarter of 2003 to $1.3 million for the first quarter of 2004 due to lower average debt outstanding during the first quarter of 2004 combined with lower interest rates. The weighted average interest rates with respect to the debt for first quarter of 2003 and 2004 were 7.6% and 7.2%, respectively.

Income Tax Expense

For the first quarter of 2004 an income tax expense $0.1 million was recorded on a pre-tax income of $0.1 million. The majority of the income tax expense relates to minimum taxes in certain jurisdictions thereby increasing the Company’s effective income tax rate.

For the first quarter of 2003 an income tax expense of $0.2 million was recorded on a pre-tax earnings before discontinued operations of $0.5 million resulting in an effective tax rate of 40%.

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

Discontinued Operations

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million and recorded a loss on disposal of $0.2 million.

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Quarter ended
(in millions)	April 4, 2004	March 30, 2003
Revenue	$—	$4.4

Loss from discontinued operations	$—	$0.3

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing credit facility. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to finance mergers and acquisitions, to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will be to meet debt service requirements and to finance capital expenditures and working capital requirements.

Three months ended April 4, 2004 Liquidity:

Net cash provided by operating activities for the first quarter of 2004 was $0.3 million. Inventory turns (excluding the inventory related to discontinued operations) declined to 7 times at the end of the first quarter of 2004 from 8 times for the same period in 2003. Accounts receivable days sales outstanding (excluding the accounts receivable related to discontinued operations) decreased to 50 days at the end of the first quarter of 2004 from 61 days for the same period in 2003. During the first quarter of 2004, the Company made $1.4 million of restructuring payments.

Net cash used in financing activities for the first quarter of 2004 of $0.2 million consists of the increase in long-term debt of $0.4 million offset by the repayment of capital leases of $0.1 million and deferred financing fees of $0.5 million.

Net cash used in investing activities for the first quarter of 2004 was negligible.

Three months ended March 30, 2003 Liquidity:

Net cash provided by operating activities for first quarter of 2003 was $1.6 million. Cash was generated largely from net earnings and the collection of accounts receivable, partially offset by a decline in accounts payable and accrued liabilities.

Net cash used in financing activities for the first quarter of 2003 was $1.8 million due to the net repayment of long-term debt of $1.7 million, consisting of the repayment of the term component of the credit facility of $3.7 million, offset by an increase to the revolving component of the credit facility of $2.0 million and the repayment of capital leases of $0.1 million.

Net cash used in investing activities for the first quarter of 2003 was negligible.

Capital Resources

As a result of restructuring actions and market conditions we have incurred losses during 2001, 2002 and 2003, which resulted in our repeated non-compliance with financial covenants contained in our credit agreement and repeated amendments to our credit agreement to revise the financial covenants to be more consistent with our actual and forecasted revenue levels. In connection with an amendment to our credit facility in December 2002, the Company agreed to issue warrants to the lenders to purchase common stock at an exercise price equal to the fair market value on the date of the grant if we did not meet certain EBITDA targets. As a result of our shortfall in achieving such EBITDA targets, we have issued, or are currently obligated to issue, a total of 2,199,804 warrants. If the Recapitalization Transaction is approved and consummated, all of the warrants issued, and to be issued, pursuant to the December 2002 amendment will be cancelled and the debt under the current credit agreement will be restructured.

As a result of the restructuring of our business and the continuing downturn in the market, the debt outstanding under our existing credit facility cannot be supported by our current business model and it is no longer sufficient to continue to seek amendments to our credit agreement. Accordingly, we have negotiated a restructuring of the debt under our existing credit agreement as part of an overall recapitalization of the Company that is subject to stockholder approval.

As described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” in 2004, the Company proposes to effectuate a Recapitalization Transaction through three main components: a private placement of equity securities, a transaction with the Company’s current lenders to repay a portion of and restructure a portion of the Company’s existing debt and a new secured credit facility:

•	On March 3, 2004, the Company closed a fully underwritten, committed private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors at a price of CDN$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of CDN$40.02 million, CDN$37.3 million net of underwriting expenses, or approximately US 28.7 million, US $26.7 million net of underwriting expenses, based on the exchange rate on March 3, 2004. The net proceeds are being held in escrow pending receipt of stockholder approval and satisfaction of other conditions and, upon release from escrow, will be used for debt reduction, as part of a concurrent agreement with the Company’s lenders, and working capital.

•	The Company has entered into a binding term sheet with its current lenders under which the Company will satisfy its debt under its existing credit facility by repaying $40 million of debt at par; exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement; and converting up to a limit of $27.5 million, into second lien subordinated debt with maturity ranging from four to five years. In the unlikely event the remaining debt exceeds this limit, the difference will be repaid at par.

•	The Company has entered into a letter of intent with Congress Financial Corporation (Canada) for a new, 3-year $40 million credit facility, subject to certain borrowing base conditions.

We expect that the effect of the refinancing will be to lower the Company’s overall indebtedness at the closing of the Recapitalization Transaction by approximately $37 million, extend the term of the majority of the remaining indebtedness and provide additional liquidity. The level of indebtedness under the existing lenders’ facility at April 4, 2004 was US$70.5 million.

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

If we do not complete the Recapitalization Transaction, we would likely be in default of covenants under our existing credit agreement no later than the end of June 2004. Upon an event of default, our lenders would have the right to proceed against all of the collateral granted to them to secure our indebtedness, consisting of substantially all of our assets, and reorganization proceedings under the Bankruptcy Code could be a possible consequence. In this circumstance, our management believes that cash generated from operations, available cash and amounts available under our existing credit facility would not be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months.

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

Note 3 to the December 31, 2003 Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

If the Recapitalization Transaction is not approved at our 2004 Annual Meeting of Stockholders to be held on May 20, 2004, we expect that we would not be able to negotiate a transaction on terms as favorable as the Recapitalization Transaction. We also expect that we would likely be in default under our existing credit agreement no later than June 2004 due to noncompliance with several covenants including the minimum availability and maximum revolver covenants. Upon a default, the lenders under our current credit facility could resort to their collateral consisting of substantially all of our assets and reorganization proceedings under the U.S. Bankruptcy Code and/or the Canadian Companies’ Creditors Arrangement Act could be one of the possible consequences.

If we complete the Recapitalization Transaction, current stockholders will be subject to significant dilution.

Currently outstanding shares will be 39% of the outstanding shares after the Recapitalization Transaction and 30% of the outstanding shares upon the exercise of the warrants sold pursuant to the private placement and the debt exchange that are part of the Recapitalization Transaction (with such exercise generating approximately Cdn$41.1 million in additional proceeds for the Company), if we complete the Recapitalization Transaction.

The Company is currently exposed to foreign currency exchange risk on the proceeds of the recapitalization in escrow.

As part of the Recapitalization Transaction, we have agreed to repay $40 million in cash to our existing lenders. This amount will be generated by borrowings under our new working capital facility and from the proceeds of our equity offering, which, net of underwriting expenses, total CDN$37.3 million and are held in escrow. We will be required to convert the escrowed proceeds, upon stockholder approval, to satisfy the obligations to our existing lenders. In the event the Canadian dollar weakens relative to the U.S. dollar, it will have an adverse effect on our ability to purchase U.S. dollars in the amount of approximately US$200,000 for every $.01 change in the Canadian dollar/U.S. dollar exchange rate.

The Company’s ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change”. Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs. As of December 31, 2003, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $142.4 million.

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

In the event that we do not obtain our stockholders’ approval for the Recapitalization Transaction by June 1, 2004, then, subject to Nasdaq approval, the purchasers of Special Warrants will be allowed, for a period of five business days following the date on which our stockholders declined to approve the offering of the Special Warrants, to subscribe, on a pro rated basis, for units representing (i) an aggregate number of underlying exchangeable shares that does not exceed 25% of all such issued and outstanding exchangeable shares and (ii) an aggregate number of underlying shares of our common stock that, together with the underlying shares of common stock issuable on exchange of the securities described in (i), does not exceed 19.9% of the issued and outstanding shares of common stock of the Company. The purchasers will be able to subscribe (the “Allowable Subscription”) for these units on the same terms as the offering of the Special Warrants.

We may have to pay the purchasers of the Special Warrants an additional amount if we enter into an alternative business transaction.

If we fail to obtain stockholder approval for the Recapitalization Transaction and then, on or prior to February 17, 2005, we complete an equity issuance for greater than 10% of the number of shares of our common stock and exchangeable shares outstanding as of February 17, 2004 or a transaction that results in a change of control of the Company, which we refer to as an “Alternative Business Transaction,” we will be required to pay to each purchaser of Special Warrants (with respect to the number of exchangeable shares included in Special Warrants that were held in escrow for the benefit of such purchaser (or its assignees) at the time the stockholders declined to approve the Recapitalization Transaction minus the number of exchangeable shares purchased by such purchaser (or its assignees) pursuant to the Allowable Subscription) an amount equal to one-half of the difference between the average market price of the exchangeable shares at the close of business for the period that is ten trading days immediately preceding the date of the stockholders’ meeting called to approve the Recapitalization Transaction and the subscription price of the units for which the Special Warrants are exercisable, in part. This fee would likely have the effect of making it more difficult for us to find another party interested in a transaction and would further reduce the likelihood that we would be able to negotiate a transaction on equal or more favorable terms. If a stockholders’ meeting had been held on April 2, 2004 at which the proposals related to the Recapitalization Transaction failed to obtain stockholder approval and an Alternative Business Transaction were completed on or prior to February 17, 2005, the Company would have been required to pay the Purchasers an aggregate of approximately CDN$1,950,000 under this provision.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in during the first quarter of 2004 from fiscal year 2003 and 2002. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers often seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process, however, there is also the potential for revenue decline to the extent we are unsuccessful in the process. Furthermore, even if we are successful, there is the potential for our margins to decrease.

Our largest three customers in the first quarter of 2004 were IBM, Ingenico and Square D, which represented approximately 19.9%, 17.1% and 16.0%, respectively, of our total revenue in the first quarter of 2004. Our top ten largest customers (including IBM, Ingenico and Square D) collectively represented approximately 88% of our total revenue in the first quarter of 2004. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. Furthermore, in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North Carolina and sold our manufacturing operations in Appleton, Wisconsin. Retrenchment has caused, and is expected to continue to cause, strain on our infrastructure, including our managerial, technical and other resources. We may experience inefficiencies as we complete the operational integration from closed facilities to currently operating facilities and may experience delays in meeting the needs of transferred customers. In addition, we are reducing the geographic dispersion of our operations, which may make it harder for us to compete and may cause us to lose customers. The loss of customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. We are currently seeking a new President and Chief Executive Officer to replace our current interim President and Chief Executive Officer and a new Chief Financial Officer to replace our current interim Chief Financial Officer. Our ability to successfully implement our business plan depends in part on our ability to attract and retain a new President and Chief Executive Officer and a new Chief Financial Officer and to retain key management and existing employees. There can be no assurance that we will be able to attract and retain a new President and Chief Executive Officer and a new Chief Financial Officer or to retain our executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely effect our ability to meet customers’ delivery schedules.

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

At April 4, 2004, we had $70.5 million of indebtedness under our senior credit facility. If the Recapitalization Transaction is approved by stockholders at our Annual Meeting and ultimately consummated, it will reduce our debt, but we will remain highly leveraged. Under our new senior facility, we will have a secured revolving credit and term loan facility of up to $40 million. In addition, we will have up to $27.5 million in second lien subordinated term debt. This debt, whether under our existing senior credit facility or the facilities that would be put in place as part of the Recapitalization Transaction, could have adverse consequences for our business, including:

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

Our Common Stock May Be Delisted From The Nasdaq National Market.

On April 22, 2004, we received notification from Nasdaq Listing Qualifications that our common stock failed to maintain a minimum market value of publicly held shares of $15,000,000 and a minimum bid price of $1.00 per share for continued listing on The Nasdaq National Market. Under NASD Marketplace Rules, Nasdaq has provided us with a grace period of 90 calendar days, or until July 21, 2004, to regain compliance with the minimum market value of publicly held shares requirement and a grace period of 180 calendar days, or until October 19, 2004, to comply with the minimum bid price requirement. If we fail to comply with either requirement by the end of the applicable grace period (and, in the case of the minimum bid price requirement, we are not granted an extension to the grace period, as permitted under Marketplace Rules), our common stock may be delisted from trading on The Nasdaq National Market. While we believe that successful completion of the

Recapitalization Transaction and, to the extent necessary, the reverse stock split described below, prior to the applicable deadlines should enable us to regain compliance, there can be no assurance that our common stock will regain compliance with these minimum continued listing requirements or that we will continue to satisfy the other listing requirements of The Nasdaq National Market. Our failure to comply with the Marketplace Rules or promptly to cure noncompliance with such Rules could result in our common stock being delisted, and the liquidity of our stock could be materially impaired.

RISKS ASSOCIATED WITH OUR PROPOSED CHARTER AMENDMENTS

The issuance of additional authorized shares of common stock may dilute the voting power and equity interest of present stockholders and may prevent a hostile takeover of the Company.

We are seeking stockholder approval to amend our charter to increase the number of shares of common stock authorized for issuance under our charter. Prior to such an amendment, if all of our existing authorized shares were issued, current shares outstanding would be approximately 47.8% of the total outstanding shares. If such an amendment is approved and all of the then authorized shares were issued, current shares outstanding would be approximately 22.1% of the total outstanding shares. Finally, if such an amendment is approved and all of the authorized shares were issued, current shares outstanding and all shares issuable in connection with the Recapitalization Transaction would be approximately 73.3% of the total shares outstanding. It is not possible to predict in advance whether the issuance of additional shares will have a dilutive effect on earnings per share as it depends on the specific events associated with a particular transaction. Shares of authorized but unissued common stock may be issued from time to time by our Board of Directors without further stockholder action unless such action is required by Delaware law, under which the Company is incorporated, our charter, or the rules of the Nasdaq National Market System. Additional authorized but unissued shares of common stock might be used in the context of a defense against or response to possible or threatened hostile takeovers.

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

There can be no assurance that the reverse stock split will result in us complying with the $1.00 minimum bid requirement for continued listing. Even if we regain compliance with Nasdaq’s $1.00 minimum bid price requirement, we must continue to satisfy other Nasdaq maintenance standards to remain on The Nasdaq National Market. In addition to a minimum bid price of at least $1.00 per share, we are required to have (a) total assets and total revenue of at least $50 million, (b) at least 1,100,000 shares publicly held by persons other than officers, directors and beneficial owners of greater than 10% of our total outstanding shares; (c) a market value of publicly held shares of at least $15 million; and (d) at least 400 stockholders who own at least 100 shares. We cannot offer any assurance that the common stock will continue to meet The Nasdaq National Market continued listing requirements following the reverse stock split.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our senior credit facility bears interest at a floating rate. The weighted average interest rate on our senior credit facility for the quarter ended April 4, 2004 was 7.1%. Our debt of $70.5 million bore interest at 6.5% on April 4, 2004 based on the U.S. base rate. If the U.S. base rate increased by 10% our interest rate would have risen to 6.9% and our interest expense would have increased by approximately $0.1 million for the first quarter of 2004.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies, As a result we have relatively little exposure to foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) The terms of the Company’s current credit agreement require that the Company issue warrants to its lenders if it does not meet certain EBITDA targets as of each fiscal quarter end on the dates falling 45 days after the end of each fiscal quarter in 2003 and the first two fiscal quarters of 2004. The Company did not meet the applicable EBITDA target for the fourth fiscal quarter of 2003. In consideration for the current lenders extension of and continued performance under the credit facility, the Company is obligated to issue 231,672 warrants to its current lenders with an effective date of March 30, 2004, an expiration date of March 30, 2009 and an exercise price of $0.84 per share, subject to completion of definitive documentation. The warrants will be certificated in the form included in Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. The issuance of warrants will be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants will include only accredited investors.

ITEM 5. OTHER INFORMATION.

On April 22, 2004, SMTC received notification from Nasdaq Listing Qualifications that SMTC’s common stock failed to maintain a minimum market value of publicly held shares of $15,000,000 and a minimum bid price of $1.00 per share for continued listing on The Nasdaq National Market. Under NASD Marketplace Rules, Nasdaq has provided SMTC with a grace period of 90 calendar days, or until July 21, 2004, to regain compliance with the minimum market value of publicly held shares requirement and a grace period of 180 calendar days, or until October 19, 2004, to comply with the minimum bid price requirement. If SMTC fails to comply with either requirement by the end of the applicable grace period (and, in the case of the minimum bid price requirement, if not granted an extension to the grace period, as permitted under Marketplace Rules), SMTC’s common stock may be delisted from trading on The Nasdaq National Market. SMTC believes that successful completion of the recapitalization transactions and, to the extent necessary, the reverse stock split prior to the applicable deadlines should enable SMTC to achieve compliance with these Nasdaq requirements; however, there can be no assurance that SMTC will achieve such compliance. See “Factors That May Affect Future Results.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

31.2	Certification of Linda Millage pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

32.2	Certification of Linda Millage, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

(b) Reports on Form 8-K:

On February 18, 2004, the Company filed a Current Report on Form 8-K under Item 5 regarding its entry into binding agreements for the refinancing of the Company.

On March 12, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding the issuance of a press release announcing the Company’s financial results for the fourth quarter ended December 31, 2003.

On March 12, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding a teleconference announcing the Company’s financial results for the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
	Name:	John Caldwell
	Title:	President and CEO

By:	/s/ Linda Millage
	Name:	Linda Millage
	Title:	Principal Financial Officer

Date: May 19, 2004

EXHIBIT INDEX

Exhibit Number	Document

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

31.2	Certification of Linda Millage pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.

32.2	Certification of Linda Millage, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2004.