Form 10-Q/A
period 2004-04-04
SMTC CORP
filed 2004-06-22
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment on Form 10-Q/A is filed to amend Part I, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, due to a production error in connection with the preparation of the Registrant’s Quarterly Report on Form 10-Q filed on May 19, 2004.

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

(c)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. Refer to note 10 to our April 4, 2004 interim consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	April 4, 2004 (Unaudited)	December 31, 2003
Cash	$0.2	$0.2
Working capital (deficiency)	(53.1)	(55.2)
Total assets	109.9	108.8
Total debt, including current maturities	70.5	70.1
Shareholders’ equity (deficiency)	(21.4)	(21.3)

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

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the first quarter, the Company’s ten largest customers represented approximately 88% of revenue. Revenue from our three largest customers was $13.8 million from IBM, $11.8 million from Ingenico and $11.1 million from Square D representing 19.9%, 17.1% and 16.0%, respectively, of total revenue for the period. This compares with revenue from IBM of $20.0 million, Alcatel of $12.9 million and Ingenico of $8.4 million for the first quarter of 2003 representing 24.5%, 15.8% and 10.3%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion. We also expect growth from a number of current and new customers through the last two quarters although there can be no assurance such growth will be achieved.

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

During the first quarter of 2004, 59.8% of our revenue was manufactured in Mexico, 22.0% in Canada, and 18.2% in the United States. For the first quarter of 2003, 43.0% of our revenue was manufactured in the United States, 33.1% in Mexico, 22.1% in Canada and 1.8% in Europe. We expect to continue to increase the portion of revenue attributable to our Chihuahua, Mexico and Markham, Ontario, Canada facilities, with the transfer of certain production from other facilities. We terminated manufacturing in Europe during the second quarter of 2003.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

31.2	Certification of Linda Millage pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

32.2	Certification of Linda Millage, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

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
Name: Linda Millage
Title: Principal Financial Officer

Date: June 22, 2004

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

31.2	Certification of Linda Millage pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.

32.2	Certification of Linda Millage, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 22, 2004.