Form 10-Q
period 2004-07-04
SMTC CORP
filed 2004-08-18
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

As of August 6, 2004, SMTC Corporation had 35,752,665 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 6, 2004, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 37,454,061 exchangeable shares outstanding, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	July 4, 2004	December 31, 2003
		(audited)
Assets

Current assets:
Cash	$51	$167
Accounts receivable, net of an allowance for doubtful accounts of $1,808 (December 31, 2003 - $2,096)	32,081	41,318
Inventories (note 3)	34,590	31,463
Prepaid expenses	2,807	1,922

	69,529	74,870

Capital assets	28,011	30,805
Other assets	5,659	3,088

	$103,199	$108,763

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$28,255	$40,565
Accrued liabilities	15,720	18,843
Income taxes payable	1,022	355
Current portion of long-term debt (note 4)	2,967	70,077
Current portion of capital lease obligations	60	193

	48,024	130,033

Long-term debt	40,694	—
Capital lease obligations	35	35

Shareholders’ equity (deficiency):
Capital stock (note 5)	71,618	55,911
Warrants (note 5)	10,372	1,523
Loans receivable	(5)	(5)
Additional paid-in capital (note 5)	184,748	174,483
Deficit	(252,287)	(253,217)

	14,446	(21,305)

	$103,199	$108,763

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	$66,306	$70,746	$135,729	$152,247
Cost of sales	58,966	66,010	121,542	139,565

Gross profit	7,340	4,736	14,187	12,682
Selling, general and administrative expenses (note 9)	4,198	4,762	8,505	9,457
Amortization	1,158	972	2,330	1,944
Restructuring charges (note 9)	—	(360)	—	(121)

Operating earnings (loss)	1,984	(638)	3,352	1,402
Interest	1,198	1,321	2,490	2,839

Earnings (loss) before income taxes and discontinued operations	786	(1,959)	862	(1,437)
Income tax expense (note 7)	646	34,446	769	34,635

Earnings (loss) from continuing operations	140	(36,405)	93	(36,072)
Earnings (loss) from discontinued operations (note 10)	837	(3,450)	837	(3,751)

Net earnings (loss)	$977	$(39,855)	$930	$(39,823)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$—	$(1.27)	$—	$(1.26)
Earnings (loss) per share from discontinued operations	0.02	(0.12)	0.02	(0.13)

Basic earnings (loss) per share	$0.02	$(1.39)	$0.02	$(1.39)

Diluted earnings (loss) per share	$0.02	$(1.39)	$0.02	$(1.39)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 6):
Basic	45,322,484	28,689,779	36,827,285	28,689,779
Diluted	45,338,969	28,689,779	36,894,002	28,689,779

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Six months ended July 4, 2004

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2003	$55,911	$1,523	$174,483	$(5)	$(253,217)	$(21,305)
Private placement of Special Warrants, net of costs	18,983	7,617		—	—	26,600
Consideration issued upon conversion of debt, net of costs	112	2,755	6,754	—	—	9,621
Cancellation of warrants (note 5(c))	—	(1,523)	(232)	—	—	(1,755)
Cancellation of warrants (note 5(c))	—	—	355	—	—	355
Conversion of shares from exchangeable to common stock	(3,388)	—	3,388	—	—	—
Net earnings for the period	—	—	—	—	930	930

Balance, July 4, 2004	$71,618	$10,372	$184,748	$(5)	$(252,287)	$14,446

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cash provided by (used in):

Operations:
Net earnings (loss)	$977	$(39,855)	$930	$(39,823)
Items not involving cash:
Amortization	1,158	972	2,330	1,944
Depreciation	1,411	2,178	2,919	4,730
Deferred income taxes	—	34,221	—	34,325
Gain on disposition of capital assets	—	(25)	(15)	(25)
Impairment of assets	—	3,226	—	3,226
Gain on disposal of assets previously written down	—	(208)	—	(208)
Discount on prepayment of shareholder loans	—	389	—	389
Change in non-cash operating working capital:
Accounts receivable	6,035	9,755	9,237	12,850
Inventories	3,058	7,686	(3,127)	7,625
Prepaid expenses	(651)	393	(885)	951
Income taxes recoverable/payable	541	(75)	667	590
Accounts payable	(14,390)	(4,503)	(12,310)	(7,343)
Accrued liabilities	(3,431)	(4,246)	(4,759)	(7,730)

	(5,292)	9,908	(5,013)	11,501

Financing:
Repayment of pre-existing long-term debt	(40,000)	(13,709)	(40,000)	(15,429)
Increase in long-term debt	13,164	—	13,584	—
Principal payments on capital lease obligations	(41)	(12)	(133)	(95)
Net proceeds from issuance of shares	25,849	—	25,849	—
Net proceeds from issuance of warrants	8,972	—	8,972	—
Deferred financing fees	(2,715)	—	(3,265)	—
Repayment of shareholder loans	—	3,795	—	3,795

	5,229	(9,926)	5,007	(11,729)

Investments:
Purchase of capital assets	(101)	(35)	(125)	(88)
Proceeds from sale of capital assets	—	233	15	233
Other	—	—	—	30

	(101)	198	(110)	175

Increase (decrease) in cash	(164)	180	(116)	(53)

Cash, beginning of period	215	137	167	370

Cash, end of period	$51	$317	$51	$317

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Supplemental disclosures:
Cash paid during the period:
Income taxes	$15	$—	$78	$144
Interest	2,191	1,384	3,355	1,384

Non-cash transactions:
Repayment of long term debt and existing warrants by issuance of shares and warrants (see notes 4 and 5)	10,000	—	10,000	—

Increase in other assets and accrued liabilities	1,636	—	1,636	—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited interim consolidated balance sheet as at July 4, 2004, unaudited consolidated statements of operations for the three and six month periods ended July 4, 2004 and June 29, 2003, unaudited consolidated statement of changes in shareholders’ equity (deficit) for the six month period ended July 4, 2004, and unaudited consolidated statements of cash flows for the three and six month periods ended July 4, 2004 and June 29, 2003 have been prepared on substantially the same basis as the annual consolidated financial statements.

Management believes these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended July 4, 2004 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2003.

2.	Stock-based compensation:

The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“Statement 148”).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net loss per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net earnings (loss), as reported	$977	$(39,855)	$930	$(39,823)
Stock-based compensation expense	(69)	(309)	(44)	(658)

Pro forma earnings (loss)	908	(40,164)	886	(40,481)

Basic earnings (loss) per share, as reported	$0.02	$(1.39)	$0.02	$(1.39)
Stock-based compensation expense	—	(0.01)	—	(0.02)

Pro forma basic earnings (loss) per share	0.02	(1.40)	0.02	(1.41)

Diluted earnings (loss) per share, as reported	$0.02	$(1.39)	$0.02	$(1.39)
Stock-based compensation expense	—	(0.01)	—	(0.02)

Pro forma diluted earnings (loss) per share	0.02	(1.40)	0.02	(1.41)

No stock-based compensation expense has been recorded in the statement of operations for the three and six months ended July 4, 2004 and June 29, 2003.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. During the three and six months ended July 4, 2004, the Company granted 150,000 options to purchase common stock at an exercise price of $0.80 per share, the fair market value on the date of grant. During the six months ended June 29, 2003, the Company granted 40,000 options to purchase common stock at an exercise price of $0.75 per share, the fair market value on the date of grant. During the three and six months ended July 4, 2004, the Company recorded a pro-forma stock-based compensation expense of $69 and $44, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

3.	Inventories:

	July 4, 2004	December 31, 2003
Raw materials	$19,523	$16,229
Work in process	6,263	7,037
Finished goods	8,293	7,621
Other	511	576

	$34,590	$31,463

4.	Long-term debt:

	July 4, 2004	December 31, 2003
Senior Debt (a)	$13,307	$63,135
Subordinated Debt (b)	28,954	6,942
Other (b)	1,400	—

	43,661	70,077

Less current portion	2,967	70,077

	$40,694	$—

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) that provided for an initial term loan and amounts made available under revolving credit loans, swing line loans and letters of credit. Between July 27, 2000 and May 31, 2004, the Company and its lenders amended the Credit Agreement from time to time.

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement, which was amended and restated as of such date (the “Amended Credit Agreement”). Prior to closing on June 1, 2004 the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing line loans of $73,300. In addition, the Company had a net book value of $500 of deferred financing fees related to the Credit Agreement.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

4.	Long-term debt (continued):

(a) Senior Debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility with Congress Financial Corporation and its affiliates (“Congress”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Congress credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and bears interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian denominated loans and 0.5% in excess of the US prime rate for US denominated loans. The Congress credit facilities are secured by the present and future assets of the Company, and require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, depreciation and amortization) targets during the term of the facility. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the US prime rate.

The Company incurred costs of $1,400 related to the completion of the Congress credit facilities. These costs were recorded as a non-current deferred charge, and are being amortized as additional interest expense over the term of the credit facility using the effective interest method.

The revolving credit and term loan facilities and the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Congress ranks senior to the security interest in favor of the pre-existing lenders.

(b) Subordinated Debt:

On June 1, 2004 the Company completed a transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants (see note 5(b)), in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

4.	Long-term debt (continued):

The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a tranche A term loan in the amount of $15,000 and a tranche B term loan in the amount of $12,500 under the Amended Credit Agreement. The tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5%. The tranche B term loan matures December 31, 2008 and bears interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest during the period the tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The tranche B PIK interest is added to the outstanding principal balance during the term of the loan.

The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants was recorded as long-term debt, and is being amortized as a reduction of interest expense over the term of the term loans using the effective interest method.

The Company incurred costs in relation to completion of the term loan transactions with the pre-existing lenders of $1,800, and these costs and the remaining net book value of the previous deferred financing fees were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the term loans using the effective interest method.

The remaining amount relates to the Congress term loan facility and the interest related to the tranche B subordinated debt.

5.	Capital stock:

(a)	Private Placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each a “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company. Each Special Warrant was issued at a price of C$1.20 per Special Warrant, resulting in aggregate proceeds of C$40,020. The proceeds, net of underwriters commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

5.	Capital stock (continued):

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one exchangeable share of SMTC Canada, and one-half of a warrant to purchase an exchangeable share of SMTC Canada. Each whole warrant (a “Purchase Warrant”) is exercisable for one exchangeable share of SMTC Canada at an exercise price of C$1.85 per share until March 3, 2009. The Special Warrants were exercised into units on June 2, 2004.

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

The proceeds, net of underwriter commissions and other expenses and including interest earned while held in escrow, were released from escrow on June 1, 2004, and were used to repay a portion of the debt under the Credit Agreement (note 4).

The gross proceeds of C$40,020 ($29,372 based on the exchange rate at June 1, 2004) were allocated between the exchangeable shares and Purchase Warrants using the relative fair value method.

The gross proceeds were allocated between the exchangeable shares and warrants in the amounts of $20,962 and $8,410, respectively.

The Company incurred total costs related to the private placement of $2,772, resulting in net proceeds of $26,600. These costs were offset against the exchangeable shares and warrants in proportion to their relative fair values, resulting in net proceeds allocated to these instruments of $18,983 and $7,617, respectively.

(b) Consideration Issued upon Conversion of Debt

On June 1, 2004, the pre-existing lenders exchanged $10 million of outstanding debt (see note 4(b)) and all warrants previously issued or required to be issued for 11,166,947 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant is

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

5.	Capital stock (continued):

exercisable for one-half of one share of common stock of the Company at an exercise price of $1.38 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

The common stock and the Conversion Warrants issued to the pre-existing lenders are subject to transfer restrictions on trading. The pre-existing lenders have agreed to retain:

•	all of the shares of common stock, Conversion Warrants and shares of common stock underlying such Conversion Warrants until September 1, 2004;

•	at least 2/3 of the shares of common stock, Conversion Warrants and shares of common stock underlying such Conversion Warrants until December 1, 2004; and

•	at least 1/6 of the shares of common stock and, Conversion Warrants and shares of common stock underlying such Conversion Warrants until March 1, 2005.

The fair value of the consideration paid upon conversion of $10,000 of debt was allocated between the common stock and Conversion Warrants using the relative fair value method. The fair value of the consideration paid was allocated between the common stock and Conversion Warrants in the amounts of $7,137 and $2,863, respectively.

The Company incurred total costs of $379 related to the conversion. These costs were offset against the common stock and Conversion Warrants in proportion to their relative fair values, resulting in net proceeds allocated to these instruments of $6,866 and $2,755, respectively The excess of the amount allocated to the common stock over the par value of $6,754 was recorded as additional paid in capital.

(c) Cancellation of Warrants

In connection with a December 2002 amendment to the Credit Agreement, the Company agreed to issue to the pre-existing lenders Series A and Series B warrants to purchase common stock of the Company. As part of the December 2002 amendment, the Company also agreed to issue to the lenders Series C through Series H warrants to purchase common stock of the Company at an exercise price equal to the fair market value at the date of the grant provided that Series C through Series H warrants were only required to be issued if the Company failed to meet certain financial covenants for the relevant fiscal quarter as follows:

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

5.	Capital stock (continued):

Series	Number of days after end of fiscal quarter	% of common stock
Series C	45 days after first quarter 2003	0.75%
Series D	45 days after second quarter 2003	0.75%
Series E	45 days after third quarter 2003	0.75%
Series F	90 days after fourth quarter 2003	0.75%
Series G	45 days after first quarter 2004	1.00%
Series H	45 days after second quarter 2004	1.00%

An aggregate of 1,509,998 Series A and Series B warrants were issued during 2002. The fair value of the Series A and Series B warrants was measured using a Black-Scholes pricing model at December 31, 2002. In addition, the Company did not meet certain financial covenants for the quarters ended June 29, 2003 and September 28, 2003 and, as such, issued 228,210 Series D warrants and 229,934 Series E warrants during 2003. At June 1, 2004, the aggregate fair value of the Series A, B, D and E warrants of $1,525 was classified as warrants in shareholders’ equity (deficiency).

The Company did not meet the applicable covenants for the quarter ended December 31, 2003, and, as such, was legally obligated to issue 231,672 Series F warrants.

The fair value of the Series F warrants was initially measured using a Black-Scholes pricing model at December 31, 2003. At June 1, 2004, the fair value of the Series F warrants to be issued of $232 was classified as additional paid-in capital.

In conjunction with the recapitalization of the Company (note 4), the warrants issued and to be issued pursuant to the December 2002 amendment to the Credit Agreement were cancelled. As described in note 4, an amount of $1,400 was allocated to the cancelled warrants, and was recorded as long term debt. The difference between the amount allocated of $1,400 and the aggregate fair value of the warrants and warrants to be issued included in shareholders’ equity of $1,755 was recorded as additional paid-in-capital.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

6.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Numerator:
Net earnings (loss) from continuing operations	$140	$(36,405)	$93	$(36,072)
Net earnings (loss)	977	(39,855)	930	(39,823)

Denominator:
Weighted average shares - basic	45,322,484	28,689,779	36,827,285	28,689,779
Effect of dilutive securities:
Employee stock options	—	—	11,055	—
Warrants	16,485	—	55,662	—

Weighted-average shares – diluted	45,338,969	28,689,779	36,894,002	28,689,779

Earnings (loss) per share:
Basic and diluted, from continuing operations	$—	$(1.27)	$—	$(1.26)
Basic and diluted	$0.02	$(1.39)	$0.02	$(1.39)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

6.	Earnings (loss) per share (continued):

For the three months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 836,471 options and 22,241,988 warrants, as the effect would have been anti-dilutive. For the six months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 621,471 options and 22,202,811 warrants, as the effect would have been anti-dilutive. The total shares outstanding as of July 4, 2004 is 73,206,726.

7.	Income taxes:

The net tax expense recorded by the Company includes $534 related to an intercompany dividend and $112 related to taxes in certain jurisdictions.

During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9,300 was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount.

Taxes related to income from discontinued operations were offset against tax loss carryforwards.

Whether or not the recapitalization results in an ownership change for purposes of Section 382 of the Internal Revenue Code, which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the recapitalization. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

8.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company operates and manages geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, discontinued operations and the effect of a change in accounting policies. Discontinued operations relate to the Appleton manufacturing operations, previously included in the results of the United States segment and the Cork, Ireland facility, previously included in the results of the European segment (note 10). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended July 4, 2004			Six months ended July 4, 2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$44,579	$(30)	$44,549	$85,352	$(58)	$85,294
Canada	24,278	(2,521)	21,757	56,680	(6,245)	50,435
Mexico	31,977	(31,977)	—	73,502	(73,502)	—

	$100,834	$(34,528)	$66,306	$215,534	$(79,805)	$135,729

EBITA (before discontinued operations and restructuring charges):

United States	$858	$874
Canada	(710)	(721)
Mexico	2,994	5,529

	3,142	5,682

Interest	1,198	2,490
Amortization	1,158	2,330

Earnings before income taxes and discontinued operations	$786	$862

Capital expenditures:
Canada	$99	$105
Mexico	2	20

	$101	$125

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

8.	Segmented information (continued):

	Three months ended June 29, 2003			Six months ended June 29, 2003
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$43,994	$(2,334)	$41,660	$101,715	$(4,513)	$97,202
Canada	34,511	(6,211)	28,300	64,628	(11,136)	53,492
Europe	981	(230)	751	2,542	(1,079)	1,463
Mexico	33,645	(33,610)	35	63,248	(63,157)	91

	$113,131	$(42,385)	$70,746	$232,133	$(79,885)	$152,248

EBITA (before discontinued operations and restructuring charges ):

United States	$(247)	$265
Canada	(1,452)	(970)
Europe	63	89
Mexico	1,610	3,841

	(26)	3,225

Interest	1,321	2,839
Amortization	972	1,944
Restructuring charges (note 9)	(360)	(121)

Loss before income taxes and discontinued operations	$(1,959)	$(1,437)

Capital expenditures:
United States	$35	$71
Mexico	—	17

	$35	$88

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Geographic revenue:
United States	49,620	57,275	$101,838	$122,105
Canada	2,563	6,938	5,545	16,034
Europe	3,316	2,611	6,046	6,001
Asia	5,683	1,779	8,958	3,613
Mexico	5,124	2,143	13,342	4,494

	$66,306	$70,746	$135,729	$152,247

			July 4, 2004	December 31, 2003
Long-lived assets:
United States			$10,815	$11,767
Canada			2,072	2,810
Mexico			15,124	16,228

			$28,011	$30,805

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges including the write-down of intangible assets:

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Lease and other contract obligations	$—	$122	$—	$122
Adjustments of previously recorded lease and other contract obligations	—	(661)	—	(661)
Severance	—	317	—	556
Adjustments to other facility exit costs	—	(303)	—	(303)
Proceeds on assets previously written down	—	(224)	—	(224)
Other charges	—	389	—	389

	—	(360)	—	(121)

Other charges (adjustments) included In selling, general and administrative expenses	—	—	(287)	—

	$—	$(360)	$(287)	$(121)

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

There were no restructuring and other charges related to the 2001 Plan recorded during the six months ended July 4, 2004 and June 29, 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

	Accrual at April 4, 2003	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2,719	(154)	$2,565

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $326 primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4,123 for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2,418 related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year. Of this amount, $239 was recorded during the first quarter of 2003 and related to severance costs associated with the closure of the Austin facility and the resizing of other facilities. The first and second quarter severance costs related to 110 plant and operational employees, primarily at the Austin and Mexico facilities. The Company also recorded during 2003 other facility exit costs of $96 related to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $701 due to the settlement of certain obligations for less than the original estimated amounts.

During the first six months of 2003, the Company recorded lease and other contract obligations of $122 associated with the cost of idling of equipment leases at the Donegal facility. Adjustments to previously recorded lease and other contract obligations of $661 and to other facility exit costs of $303 relate to the Company settling certain obligations for less than the

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

original estimated amounts. Severance costs of $556 relate to 110 plant and operational employees associated with the closure of the Austin facility and the resizing of other facilities. The Company also recorded a gain of $224 related to the disposal of assets previously written down at the Donegal and Austin facilities. During the second quarter of 2003, the Company recorded a discount of $389 on the prepayment of shareholder loans.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 in respect of the 2002 Plan:

	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$5,555	$(1,334)	$4,221
Severance	503	(47)	456
Other facility exit costs	305	(125)	180

	$6,363	$(1,506)	$4,857

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

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	$—	$3,766	$—	$8,265
Earnings (loss) from
discontinued operations	460	(3,450)	$460	$(3,751)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

10.	Discontinued Operations (continued):

Included in the earnings (loss) from discontinued operations for the six months ended June 29, 2003 is a restructuring charge of $3,226 recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations for the three and six months ended June 29, 2003 of $224 and $525, respectively. Included in earnings (loss) from discontinued operations for the six months ended July 4, 2004 are proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217.

(b) Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. Included in earnings (loss) from discontinued operations for the six months ended July 4, 2004 are proceeds from the liquidation of $377.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	$66.3	$70.7	$135.7	$152.2
Cost of sales	59.0	66.0	121.5	139.5

Gross profit	7.3	4.7	14.2	12.7
Selling, general and administrative expenses (a)	4.2	4.8	8.5	9.5
Amortization	1.1	1.0	2.3	1.9
Restructuring charges (adjustments) (a)	—	(0.4)	—	(0.1)

Operating earnings (loss)	2.0	(0.7)	3.4	1.4
Interest	1.2	1.3	2.5	2.8

Earnings (loss) before income taxes and discontinued operations	0.8	(2.0)	0.9	(1.4)
Income tax expense (b)	0.6	34.4	0.8	34.6

Earnings (loss) from continuing operations	0.2	(36.4)	0.1	(36.0)
Earnings (loss) from discontinued operations (c)	0.8	(3.5)	0.8	(3.8)

Earnings (loss)	1.0	(39.9)	$0.9	$(39.8)

Earnings (loss) per common share:

Basic earnings (loss) per share from continuing operations	$—	$(1.27)	$—	$(1.26)
Earnings (loss) per share from discontinued operations	0.02	(0.12)	0.02	(0.13)

Basic earnings (loss) per share	0.02	(1.39)	$0.02	$(1.39)
Diluted earnings (loss) per share	$0.02	$(1.39)	$0.02	$(1.39)

Weighted average number of shares outstanding:
Basic	45.3	28.7	36.8	28.7
Diluted	45.3	28.7	36.9	28.7

(a)	The Company recorded other charges of $0.3 million during the six months ended July 4, 2004 relating to proceeds received from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses. Refer to note 9 to our July 4, 2004 interim consolidated financial statements.

During the three months ended June 29, 2003, the Company recorded restructuring charges of $0.4 million relating to lease and other contract obligations and severance costs. The Company also recorded adjustments to previous recorded lease and other contract obligations and previously recorded facility exit costs of $1.0 million and a gain of $0.2 million related to the disposal of assets previously written down. During the second quarter of 2003 the Company also recorded an other charge of $0.4 million related to a discount on the prepayment of shareholder loans. Refer to note 9 to our July 4, 2004 interim consolidated financial statements.

During the six months ended June 29, 2003, the Company recorded restructuring charges of $0.7 million relating to lease and other contract obligations and severance costs. The Company also recorded adjustments to previous recorded lease and other contract obligations and previously recorded facility exit costs of $1.0 million and a gain of $0.2 million related to the disposal of assets previously written down. During the first six months of 2003 the Company also recorded an other charge of $0.4 million related to a discount on the prepayment of shareholder loans. Refer to note 7 to our July 4, 2004 interim consolidated financial statements.

(b)	The net tax expense recorded by the Company includes $0.5 million related to an intercompany dividend and $0.1 million related to taxes in certain jurisdictions. During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9.3 million was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount. Taxes related to income from discontinued operations were offset against tax loss carryforwards. During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for its deferred tax assets. Refer to note 7 to our interim consolidated financial statements.

(c)	During the three months ended July 4, 2004, the Company recorded the receipt of distribution for the proceeds of the Cork liquidation of $0.4 million. Refer to note 10 to our July 4, 2004 interim consolidated financial statements.

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. Included in earnings (loss) from discontinued operations for the three months and six months ended June 29, 2003 is a restructuring charge of $3.2 million reflecting the write-down of the assets to the estimated realizable value and a loss from operations of $0.3 million and $0.6 million, respectively. Included in earnings (loss) from discontinued operations for the three and six months ended July 4, 2004 are proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million. Refer to note 10 to our July 4, 2004 interim consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	July 4, 2004 (Unaudited)	December 31, 2003
Cash	$0.1	$0.2
Working capital (deficiency)	21.5	(55.2)
Total assets	103.2	108.8
Total debt, including current maturities	43.7	70.1
Shareholders’ equity (deficiency)	14.4	(21.3)

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

As the technology sector grew rapidly in the years 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in fiscal year 2001, we began an operational restructuring that is substantially complete and involved closing six and selling one of our manufacturing facilities.

In early 2004, we initiated a transformation plan designed to lower indebtedness, restore profitability and create growth. The transformation plan has several components, including refinancing, strategy development, capability strengthening and organization renewal.

In the first and second quarters of 2004, our priority was refinancing to strengthen our balance sheet by lowering total indebtedness, restructuring a major portion of remaining debt into longer terms and establishing a new secured credit facility. On June 1, 2004, we completed a recapitalization, which consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Congress Financial Corporation and its affiliates. We refer to the recapitalization in this report as the “Recapitalization Transaction.” The following summary briefly describes the material terms of the recapitalization.

Private Placement of Equity Securities

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers comprised of Orion Securities Inc., CIBC World Markets Inc., GMP Securities Limited and RBC Dominion Securities Inc. (collectively, the “Underwriters”) of 33,350,000 Special Warrants of SMTC Canada (each a “Special Warrant” and, collectively, the “Special Warrants”) to qualified investors at a price of C$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of C$40.02 million, C$37.3 million net of underwriting expenses, or approximately US$29.4 million, US$26.6 million net of underwriting expenses, based on the exchange rate on March 3, 2004) (the “Offering”). While we completed the Offering of Special Warrants on March 3, 2004, the Special Warrants and the net proceeds from the Offering were held in escrow until June 1, 2004, until all conditions to release were satisfied. Proceeds were used for debt reduction and to fund working capital.

The Offering of Special Warrants included the following terms:

•	Each Special Warrant was exercisable, without any additional consideration, into one unit consisting of one exchangeable share, and one half of one warrant to purchase an exchangeable share. Each whole warrant is exercisable for one exchangeable share at an exercise price of C$1.85 per exchangeable share until March 3, 2009. The Special Warrants were exercised for units on June 2, 2004.

•	Subject to satisfaction of applicable legal requirements, each exchangeable share may be exchanged on a one-for-one basis for one share of common stock. Each exchangeable share, as nearly as practicable, is the economic equivalent of a share of common stock, and holders of exchangeable shares are entitled to dividend and liquidation rights and participation in a tender offer, share exchange offer, issuer bid, take-over bid or similar transaction with respect to the common stock to the same extent and on an economically equivalent basis as the holders of common stock. Holders of exchangeable shares are able to exercise essentially the same voting rights with respect to SMTC as they would have if they had exchanged their exchangeable shares for shares of common stock.

Transaction with SMTC’s Pre-existing Lenders

The Recapitalization Transaction included a transaction with SMTC’s pre-existing lenders, (the “Pre-existing Lenders”) under which SMTC:

•	repaid $40 million of debt at par;

•	exchanged $10 million of debt for $10 million of SMTC’s common stock and warrants valued on the same terms as the private placement; and

•	converted $27.5 million in debt into second lien subordinated debt with maturity ranging from four to five years.

In addition, all warrants issued (or required to be issued) to the Pre-existing Lenders prior to the closing of the Recapitalization Transaction were cancelled.

New Secured Credit Facility

In connection with the Recapitalization Transaction, we entered into new asset-based credit facilities with Congress Financial Corporation and its affiliates (“Congress”). The Congress Credit Facility is available to the Company’s U.S. and Canadian operating entities in a maximum amount of $40 million. The Congress Credit Facility includes a term loan of up to $2 million, which bears interest at the reference rate plus 1.00%, and a revolving loan that bears interest at the reference rate plus 0.50%. The reference rate is the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The Congress Credit Facility provides for customary fees, including a 1.00% closing fee, an unused line fee of 0.25% and a termination fee of up to 2.00%.

The Congress Credit Facility included the following terms:

•	The borrowing base for the revolving loan facilities provided by Congress is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The Congress Credit Facility includes a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA. The Company will be required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, which the Company achieved, $7.5 million cumulatively for the first three quarters of 2004 and $11.0 million cumulatively for 2004 in total. Thereafter, the Company will be required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•	The Congress Credit Facility is secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Congress ranks senior to any security interest in favor of the Pre-existing Lenders.

•	The Congress Credit Facility includes representations, warranties, covenants and events of default that are customary for asset based credit facilities.

The Company drew approximately $12.5 million under the Congress Credit Facility at the closing of the Recapitalization Transaction on June 1, 2004.

Certain Effects of the Recapitalization Transaction

•	Upon the closing of the Recapitalization Transaction, SMTC’s overall indebtedness was decreased by approximately $37.5 million. As of July 4, 2004, SMTC’s aggregate indebtedness under the Credit Facilities was $43.7 million.

•	Shares of SMTC’s common stock (including shares of common stock issuable upon exchange of outstanding exchangeable shares of our subsidiary SMTC Canada) outstanding immediately prior to the closing of the Recapitalization Transaction, after the closing of the Recapitalization Transaction and after the exercise of the warrants underlying the Special Warrants and the warrants that were issued to our Pre-existing Lenders are set forth in the following table:

	Common Shares	Exchangeable Shares	Total
Existing stockholders as at May 28, 2004	24,375,718	4,314,061	28,689,779
Shares issued in connection with the exercise of the Special Warrants	—	33,350,000	33,350,000
Shares issued to Pre-existing Lenders in exchange for debt	11,166,947	—	11,166,947

Total shares outstanding post closing of Recapitalization Transaction	35,542,665	37,664,061	73,206,726
Exchangeable shares issuable upon exercise of the warrants	—	16,675,000	16,675,000
Common stock issuable to Pre-existing Lenders upon exercise of warrants	5,583,475	—	5,583,475

Total shares outstanding post closing at June 1, 2004(a)	41,126,140	54,339,061	95,465,201

(a)	Assumes that all warrants are exercised and that no options are exercised.

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

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	93.3	89.5	91.7

Gross profit	11.0	6.7	10.5	8.3
Selling, general and administrative expenses	6.3	6.8	6.3	6.2
Amortization	1.7	1.4	1.7	1.3
Restructuring charges (adjustments)	—	(0.6)	—	(0.1)

Operating earnings (loss)	3.0	(1.0)	2.5	0.9
Interest	1.8	1.8	1.9	1.8

Earnings (loss) before income taxes and discontinued operations	1.2	(2.8)	0.7	(0.9)
Income tax expense	0.9	48.7	0.6	22.7

Earnings (loss) from continuing operations	0.3	(51.5)	0.1	(23.6)
Earnings (loss) from discontinued operations	1.2	(4.9)	—	(2.5)

Earnings (loss)	1.5%	(56.4)%	0.1%	(26.1)%

Quarter ended July 4, 2004 compared to quarter ended June 29, 2003

Revenue

Revenue decreased $4.4 million, or 6.2%, from $70.7 million for the second quarter of 2003 to $66.3 million for the second quarter of 2004. The decline in revenue primarily resulted from lower production volume from Alcatel as certain programs near completion, resulting in approximately $8.8 million in lower revenue in the quarter. Revenue was also lower from IBM, which was partially offset by increases from Square D, Ingenico and other top 10 customers. During the second quarter of 2004 the Company continued its focus on the industrial sector resulting in a substantial change to the product mix from the second quarter of 2003. The industrial sector represented 61.5% of total sales for the second quarter of 2004, compared to 44.6% for the same period in 2003. The proportion of sales to both the enterprise computing and networking and the communications sectors declined to 28.2% and 10.3% respectively during the second quarter of 2004 from 38.7% and 16.7% respectively for the same period in 2003.

During the second quarter of 2004, we recorded approximately $2.4 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.2 million for the same period in 2003. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the second quarter, the Company’s ten largest customers represented approximately 86% of revenue. Revenue from our three largest customers was $12.2 million from Ingenico, $11.2 million from IBM, and $7.5 million from Square D representing 18.4%, 16.9% and 11.3%, respectively, of total revenue for the period. This compares with revenue from IBM of $20.0 million and Ingenico of $10.0 million for the second quarter of 2003 representing 28.2%, and 14.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion.

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

During the second quarter of 2004, 48.2% of our revenue was manufactured in Mexico, 30.7% in Canada, and 21.1% in the United States. For the second quarter of 2003, 42.3% of our revenue was manufactured in Mexico, 31.3% in the United States, 25.2% in Canada and 1.2% in Europe. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit increased $2.6 million from $4.7 million, or 6.7% of revenue, for the second quarter of 2003 to $7.3 million, or 11.0% of revenue, for the second quarter of 2004. The improvement in gross profit and margin primarily is due to the effect of the change in customer mix. Gross margins improved as a result of a higher concentration of sales to the industrial sector relative to both the enterprise computing and networking and communications sectors. Margins in the industrial sector are typically higher due to a greater degree of product customization and smaller, more diversified lot sizes.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.6 million from $4.8 million, or 6.8% of revenue, for the second quarter of 2003 to $4.2 million, or 6.3% of revenue, for the second quarter of 2004. The decrease in selling, general and administrative expenses in absolute dollars and as a percentage of revenue is a result of corporate wide cost containment measures.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $1.1 million for the second quarter of 2004 and $1.0 million for the second quarter of 2003 include the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The costs associated with our credit facilities of $3.3 million are being amortized over the term of the debt.

Restructuring and Other Charges

2001 plan:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure (the “2001 Plan”).

Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67.2 million, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2.2 million due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. The Company also recorded an adjustment to other facility exit costs of $0.2 million during fiscal year 2003 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts.

There were no restructuring and other charges related to the 2001 Plan recorded during the second quarters of 2004 and 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2.7	(0.1)	$2.6

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
US	$0.5	$(0.1)	$0.4
Canada	2.2	—	2.2

	$2.7	$(0.1)	$2.6

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36.9 million related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $0.3 million primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4.1 million for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2.4 million related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year and other facility exit costs of $0.1 million related to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $0.7 million during fiscal year 2003 due to the settlement of certain obligations for less than the original estimated amounts.

There were no restructuring and other charges related to the 2002 Plan recorded during the second quarter of 2004. The following table details the components of the restructuring and other charges related to the 2002 Plan recorded in the second quarter of 2003:

(in millions)	Quarter ended June 29, 2003
Lease and other contract obligations	$0.1
Adjustments to previously recorded lease and other contract obligations	(0.7)
Severance	0.3
Adjustments to other facility exit costs	(0.3)
Proceeds on assets previously written down	(0.2)
Other charges	0.4

(0.4)

Lease and other contract obligations of $0.1 million are associated with the cost of idling of equipment leases at the Donegal facility. Adjustments to previously recorded lease and other contract obligations of $0.7 million and to other facility exit costs of $0.3 million relate to the Company settling certain obligations for less than the original estimated amounts. Severance costs of $0.3 million relate to 110 plant and operational employees associated with the closure of the Austin facility and the resizing of other facilities. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities.

During the second quarter of 2003, the Company recorded a discount of $0.4 million on the prepayment of shareholder loans that had a carrying value of $4.2 million, resulting in net proceeds of $3.8 million.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2002 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$5.6	$(1.4)	$4.2
Severance	0.5	—	0.5
Other facility exit costs	0.3	(0.1)	0.2

	$6.4	$(1.5)	$4.9

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
US	$3.8	$(0.8)	$3.0
Canada	1.4	(0.3)	1.1
Mexico	1.2	(0.4)	0.8

	$6.4	$(1.5)	$4.9

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

Interest Expense

Interest expense decreased $0.1 million from $1.3 million for the second quarter of 2003 to $1.2 million for the second quarter of 2004 due to lower average debt outstanding during the second quarter of 2004, partially offset by higher interest rates. The weighted average interest rates with respect to the debt for second quarter of 2003 and 2004 were 7.1% and 7.2%, respectively.

Income Tax Expense

The net tax expense recorded by the Company includes $0.5 million related to an intercompany dividend and $0.1 million related to taxes in certain jurisdictions.

During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9.3 million was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount.

Taxes related to income from discontinued operations were offset against tax loss carryforwards.

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

Whether or not the recapitalization results in an ownership change for purposes of Section 382 of the Internal Revenue Code, which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the recapitalization. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs.

Discontinued Operations

Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million and recorded a loss on disposal of $0.2 million.

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Quarter ended
(in millions)	July 4, 2004	June 29, 2003
Revenue	$—	$3.8

Earnings (loss) from discontinued operations	$0.4	$(3.5)

Included in the earnings (loss) from discontinued operations for the second quarter of 2003 is a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $0.3 million.

Included in earnings (loss) from discontinued operations for the second quarter of 2004 the Company recorded proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million.

Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. During the second quarter of 2004 the Company received a distribution from the proceeds of the liquidation of $0.4 million.

Six months ended July 4, 2004 compared to the six months ended June 29, 2003

Revenue

Revenue decreased $16.5 million, or 10.8%, from $152.2 million for the first six months of 2003 to $135.7 million for the first six months of 2004. The decline in revenue primarily resulted from lower production volume from Alcatel as certain programs near completion, resulting in approximately $13.8 million in lower revenue for the first six months of 2004. Revenue was also lower from IBM, which was partially offset by increases from Square D, Ingenico and other top 10 customers. During the first six months of 2004 the Company continued its focus on the industrial sector resulting in a substantial change to the product mix from the first six months of 2003. The industrial sector represented 59.9% of total sales for the first six months of 2004, compared to 41.6% for the same period in 2003. The proportion of sales to both the enterprise computing and networking and the communications sectors declined to 28.5% and 11.6% respectively during the first six months of 2004 from 38.3% and 20.2% respectively for the same period in 2003.

During the first six months of 2004, we recorded approximately $4.5 million of sales of raw materials inventory to customers, which carried no margin, compared to $4.4 million for the same period in 2003. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the first six months of 2004, the Company’s ten largest customers represented approximately 86% of revenue. Revenue from our three largest customers was $25.0 million from IBM, $24.1 million from Ingenico and $18.5 million from Square D representing 18.4%, 17.7% and 13.7%, respectively, of total revenue for the period. This compares with revenue from IBM of $40.0 million, Alcatel of $18.9 million and Ingenico of $18.4 million for the first six months of 2003 representing 26.3%, 12.4% and 12.1%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion.

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

During the first six months of 2004, 54.1% of our revenue was manufactured in Mexico, 27.0% in Canada, and 18.9% in the United States. For the first six months of 2003, 37.5% of our revenue was manufactured in the United States, 37.4% in Mexico, 23.5% from Canada and 1.5% from Europe. We terminated manufacturing in Europe during the second quarter of 2003.

Gross Profit

Gross profit increased $1.5 million from $12.7 million, or 8.3% of revenue, for the first six months of 2003 to $14.2 million, or 10.5% of revenue, for the first six months of 2004. The improvement in gross profit primarily is due to the change in customer mix. Gross margins improved as a result of a higher concentration of sales to the industrial sector relative to both the enterprise computing and networking and communications sectors. Margins in the industrial sector are typically higher due to a greater degree of product customization and smaller, more diversified lot sizes.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million from $9.5 million for the first six months of 2003 to $8.5 million for the first six months of 2004. Selling, general and administrative expenses for the first six months of 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off. Excluding this adjustment, selling, general and administrative expenses decreased $0.7 million from $9.5 million, or 6.2% of revenue, for the first six months of 2003, to $8.8 million, or 6.5% of revenue for the first six months of 2004. The decrease in selling, general and administrative expenses is a result of corporate wide cost containment measures. The increase in selling, general and administrative expenses as a percentage of revenue is due to the lower revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for the first six months of 2004 and $1.9 million for the first six months of 2003 include the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The costs associated with our credit facilities of $3.3 million are being amortized over the term of the facility.

Restructuring and Other Charges

2001 plan:

During 2001, in response to excess capacity caused by the slowing technology end market, the Company commenced a restructuring program aimed at reducing its cost structure (the “2001 Plan”). Accordingly, the Company recorded restructuring and other charges related to the 2001 Plan of $67.2 million, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2.2 million due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. The Company also recorded an adjustment to other facility exit costs of $0.2 million during fiscal year 2003 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts.

There were no restructuring and other charges related to the 2001 Plan recorded during the first six months of 2004 and 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2.9	(0.3)	$2.6

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
US	$0.7	$(0.3)	$0.4
Canada	2.2	—	2.2

	$2.9	$(0.3)	$2.6

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36.9 million related to the cost of exiting equipment and facility leases, severance costs asset impairment charges, inventory exposures and other facility exit costs. During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $0.3 million primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4.1 million for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2.4 million related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year and other facility exit costs of $0.1 million related to additional costs incurred associated with the closure of the Charlotte facility. The Company also recorded an adjustment to other facility exit costs of $0.7 million during fiscal year 2003 due to the settlement of certain obligations for less than the original estimated amounts.

There were no restructuring and other charges related to the 2002 Plan recorded during the first six months of 2004. The following table details the components of the restructuring and other charges related to the 2002 Plan recorded during the first six months of 2003:

(in millions)	Six months ended June 29, 2003
Lease and other contract obligations	$0.1
Adjustments of previously recorded lease and other contract obligations	(0.7)
Severance	0.6
Adjustments to other facility exit costs	(0.3)
Proceeds on assets previously written down	(0.2)
Other charges	0.4

(0.1)

Lease and other contract obligations of $0.1 million are associated with the cost of idling of equipment leases at the Donegal facility. Adjustments to previously recorded lease and other contract obligations of $0.7 million and to other facility exit costs of $0.3 million relate to the Company settling certain obligations for less than the original estimated amounts. Severance costs of $0.6 million relate to 110 plant and operational employees associated with the closure of the Austin facility and the resizing of other facilities. The Company also recorded a gain of $0.2 million related to the disposal of assets previously written down at the Donegal and Austin facilities.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$6.7	$(2.5)	$4.2
Severance	0.6	(0.1)	0.5
Other facility exit costs	0.3	(0.1)	0.2

	$7.6	$(2.7)	$4.9

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
US	$4.3	$(1.3)	$3.0
Canada	1.7	(0.6)	1.1
Mexico	1.6	(0.8)	0.8

	$7.6	$(2.7)	$4.9

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

Interest Expense

Interest expense decreased $0.3 million from $2.8 million for the first six months of 2003 to $2.5 million for the first six months of 2004 due to lower average debt outstanding during the first six months of 2004. The weighted average interest rates with respect to the debt for first six months of 2003 and 2004 was 7.3%.

Income Tax Expense

The net tax expense recorded by the Company includes $0.5 million related to an intercompany dividend and $0.1 million related to taxes in certain jurisdictions.

During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9.3 million was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount.

Taxes related to income from discontinued operations were offset against tax loss carryforwards.

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

Whether or not the recapitalization results in an ownership change for purposes of Section 382 of the Internal Revenue Code, which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the recapitalization. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs.

Discontinued Operations

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million and recorded a loss on disposal of $0.2 million.

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Six months ended
(in millions)	July 4, 2004	June 29, 2003
Revenue	$—	$8.6

Earnings (loss) from discontinued operations	$0.4	$(3.8)

Included in the earnings (loss) from discontinued operations for the first six months of 2003 is a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $0.6 million.

Included in earnings (loss) from discontinued operations for the first six months of 2004 the Company recorded proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million.

Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the

Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. During the first six months of 2004 the Company received a distribution from the proceeds of the liquidation of $0.4 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing credit facilities. In the past, we have also relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance capital expenditures and working capital requirements.

Six months ended July 4, 2004 Liquidity:

Net cash used in operating activities for the first six months of 2004 was $5.0 million. Accounts receivable days sales outstanding improved to 44 days for the second quarter of 2004 from 57 days for the same period in 2003. Inventory turns declined to 7 times for the second quarter of 2004 from 9 times for the same period in 2003. Accounts payable days outstanding improved to 44 days for the second quarter of 2004 compared to 67 days for the same period last year. The change in accounts payable days is a result of additional liquidity provided by the recapitalization transactions. During the second quarter of 2004, the Company made $1.7 million of restructuring payments.

Net cash generated from financing activities for the first six months of 2004 of $5.0 million consists of the repayment of long-term debt of $26.4 million, the payment of deferred financing fees of $3.3 million and the repayment of capital leases of 0.1 million, offset by the proceeds from the issuance of capital stock and warrants, net of fess, of $25.8 million and 9.0 million, respectively.

Net cash used in investing activities for the first six months of 2004 was negligible.

Six months ended June 29, 2003 Liquidity:

Net cash provided by operating activities for first six months of 2003 was $11.5 million. Cash was generated largely from net earnings and the collection of accounts receivable, partially offset by a decline in accounts payable and accrued liabilities.

Net cash used in financing activities for the first six months of 2003 was $11.7 million due to the repayment of long-term debt of $15.4 million and the repayment of capital leases of $0.1 million, offset by a repayment of shareholder loans of $3.8 million.

Net cash used in investing activities for the first six months of 2003 was negligible.

Capital Resources

As described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” in 2004, the Company effectuated a Recapitalization Transaction through three main components: a private placement of equity securities, a transaction with the Company’s Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt and a new secured credit facility:

•	On March 3, 2004, the Company closed in escrow a fully underwritten, committed private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors at a price of C$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of C$40.02 million, C$37.3 million net of underwriting expenses, or approximately US $29.9 million, US $27.6 million net of underwriting expenses, based on the exchange rate on March 3, 2004. The net proceeds were released from escrow on June 1, 2004 and were used for debt reduction and working capital.

•	The Company satisfied debt that was owed to the Pre-existing Lenders by repaying $40 million of debt at par, exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement, and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from four to five years.

•	The Company obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Congress.

The Recapitalization Transaction lowered the Company’s overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At July 4, 2004, we had $14.5 million of indebtedness outstanding under the Congress Credit Facility and $27.6 million of indebtedness outstanding under the Pre-existing Facility.

Having successfully completed the Recapitalization Transaction on June 1, 2004, our management believes that cash generated from operations, available cash and amounts available under our Credit Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our Credit Facilities. The Company has agreed to a borrowing base formula under which the amount it is permitted to borrow under the Congress Credit Facility is based on the Company’s accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

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

As a result of recent unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales have declined during the first and second quarters of 2004 and from fiscal year 2002 to 2003. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If general economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

We operate in a highly competitive and dynamic marketplace in which current and prospective customers often seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue decline to the extent we are unsuccessful in the process. Furthermore, even if we are successful, there is the potential for our margins to decrease.

Our largest three customers in the second quarter of 2004 were Ingenico, IBM, and Square D, which represented approximately 18.4%, 16.9% and 11.3%, respectively, of our total revenue in the second quarter of 2004. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D is likely not to represent over 10% of our revenues in the latter half of the year as its major program with SMTC nears completion. Our top ten largest customers (including IBM, Ingenico and Square D) collectively represented approximately 89.5% of our total revenue in 2003. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. This makes it difficult to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s business needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline significantly. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and adversely affected costs.

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

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration. During the third quarter of 2002, the Company took further steps to realign its cost structure and plant capacity. Furthermore, in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North

Carolina and sold our manufacturing operations in Appleton, Wisconsin. Retrenchment has caused strain on our infrastructure, including our managerial, technical and other resources. In addition, we have reduced the geographic dispersion of our operations, which may make it harder for us to compete and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to respond to rapidly changing technology and process development, we may not be able to compete effectively.

The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. There can be no assurance that we will effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. There can be no assurance that capital will be available for these purposes in the future or that investments in new technologies will result in commercially viable technological processes.

Our business will suffer if we are unable to attract and retain key personnel and skilled employees.

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our Board of Directors plans to announce the appointment of a President and Chief Executive Officer shortly. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely effect our ability to meet customers’ delivery schedules.

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

At July 4, 2004, we had $14.5 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At July 4, 2004, we also had $27.6 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions;

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds; and

•	We may fail to comply with covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Congress Credit Facility or successor facilities.

We face significant restrictions on our ability to operate under the terms of our Credit Facilities.

The terms of our Credit Facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). We are also required to maintain specified EBITDA (earnings before interest expense, income taxes, depreciation and amortization) levels under the Credit Facilities.

The Congress Credit Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory.

If we are not able to comply with these covenants and requirements, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets and those of our subsidiaries are pledged as security under our Credit Facilities.

Institutional investors have influence over our business, and could delay, deter or prevent a change of control or other business combination.

Certain of our institutional investors have representatives on our Board of Directors, including investment funds affiliated with Bain Capital, LLC and investment funds affiliated with Celerity Partners. By virtue of their stock ownership and Board representation, certain of our institutional investors could have a significant influence over all matters submitted to our stockholders, including the election of our directors, and could exercise significant control over our business policies and affairs.

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

Our Common Stock May Be Delisted From The Nasdaq National Market.

On April 22, 2004, we received notification from Nasdaq Listing Qualifications that our common stock failed to maintain a minimum market value of publicly held shares of $15,000,000 and a minimum bid price of $1.00 per share for continued listing on The Nasdaq National Market. Under NASD Marketplace Rules, Nasdaq provided us with a grace period of 90 calendar days, or until July 21, 2004, to regain compliance with the minimum market value of publicly held shares requirement and a grace period of 180 calendar days, or until October 19, 2004, to comply with the minimum bid price requirement. On July 27, 2004, we received written confirmation from Nasdaq Listing Qualifications that we had regained compliance with the requirement that we maintain a minimum value of publicly held shares of $15,000,000. If we fail to comply with the minimum bid price requirement by October 19, 2004 and we are not granted an extension to such grace period, as permitted under Marketplace Rules, our common stock may be delisted from trading on The Nasdaq National Market. We believe that implementation of a reverse stock split of one for three shares, one for four shares, or one for five shares, which was approved at the Company’s 2004 Annual Meeting of Stockholders, if our Board determines it is necessary, will permit us to regain compliance. There can, however, be no assurance that our common stock will regain compliance with the minimum bid price requirement or that we will continue to satisfy the other listing requirements of The Nasdaq National Market. Our failure to comply with the Marketplace Rules or promptly to cure noncompliance with such Rules could result in our common stock being delisted, and the liquidity of our stock could be materially impaired.

The Company’s ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change”. Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs. As of December 31, 2003, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $142.4 million.

RISKS ASSOCIATED WITH THE CHARTER AMENDMENTS APPROVED AT OUR 2004 ANNUAL MEETING OF STOCKHOLDERS

The issuance of additional authorized shares of common stock may dilute the voting power and equity interest of present stockholders and may prevent a hostile takeover of the Company.

We obtained stockholder approval to amend our charter to increase the number of shares of common stock authorized for issuance under our charter. If all of the authorized shares were issued, current shares outstanding and all shares issuable in connection with the Recapitalization Transaction would be approximately 73% of the total shares outstanding. It is not possible to predict in advance whether the issuance of additional shares will have a dilutive effect on earnings per share as it depends on the specific events associated with a particular transaction. Shares of authorized but unissued common stock may be issued from time to time by our Board of Directors without further stockholder action unless such action is required by Delaware law, under which the Company is incorporated, our charter, or the rules of the Nasdaq National Market System. Additional authorized but unissued shares of common stock might be used in the context of a defense against or response to possible or threatened hostile takeovers.

We cannot predict the effect that a reverse stock split would have on the market value of our common stock and our ability to comply with Nasdaq’s maintenance standards.

We obtained stockholder approval to effect a reverse stock split, at the discretion of our Board of Directors on or before December 31, 2004. While our Board of Directors believes that the common stock and exchangeable shares would trade at higher prices after the consummation of the reverse stock split, there can be no assurance that the increase in the trading price will occur, or, if it does occur, that it will equal or exceed the price that is the product of the market price of our common stock and exchangeable shares prior to the reverse stock split times the selected reverse stock split ratio. In some cases, the total market capitalization of a company following a reverse stock split is lower, and may be substantially lower, than the total market capitalization before the reverse stock split. In addition, the fewer number of shares that will be available to trade will possibly cause the trading market of our common stock and exchangeable shares to become less liquid, which could have an adverse effect on the price of our common stock and exchangeable shares.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the quarter ended July 4, 20043 was 7.2%. At July 4, 2004, our revolving credit facility of $13.3 million bore interest at 4.5% based on the U.S. prime rate and our tranche A term debt bore interest at 6.5% based on the U.S. base rate. If the U.S. base rates increased by 10%, our weighted average interest rate would have risen to 7.5% and our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies. As a result we have relatively little exposure to foreign currency exchange risk.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In connection with the Recapitalization Transaction, we entered into a debt and warrant exchange agreement with our pre-existing lenders on June 1, 2004. Under the terms of that agreement, we issued to our pre-existing lenders 11,166,947 shares of our common stock and 11,166,947 warrants (each warrant being exercisable for one-half of one share of our common stock) in exchange for $10 million of debt we owed to the pre-existing lenders. The warrants are certificated in the form included in Exhibit 10.44 to Pre-effective Amendment No. 1 to Form S-1 (file no. 333-115400) filed with the SEC on June 25, 2004. The initial exercise price at which shares of common stock are purchasable upon the exercise of warrants is $1.38 per share. The warrants are immediately exercisable and expire on March 4, 2009. The issuance of the shares of common stock and the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants included only accredited investors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting on May 20, 2004.

(b) At the annual meeting, stockholders elected Messrs. Blair Hendrix and John Caldwell as directors. Messrs. Mark Benham, William Brock, Stephen Adamson, Thomas Cowan and Ian Loring continued serving their terms of office as directors after the annual meeting.

(c) Results of annual meeting votes:

		For	Against	Abstain	Broker Non-votes
Proposal
(1)	To approve a private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors.	15,828,051	120,171	46,676	5,821,155
(2)	To approve an agreement with SMTC’s current lenders to repay a portion of SMTC’s existing debt and restructure a portion of SMTC’s existing debt.	15,819,910	95,141	79,847	5,821,155
(3)	To approve an amendment to SMTC’s Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 130,000,000.	15,756,364	194,087	44,447	5,821,155
(4)	To approve an amendment to SMTC’s Certificate of Incorporation to effect a reverse stock split of SMTC’s outstanding common stock by a ratio within one for three and one for five, to be set by the Board of Directors in its discretion.	21,459,056	276,725	80,272	0
(5)	To approve an amendment to the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan.	15,210,442	712,734	71,722	5,821,155

		For	Withheld
(6)	To elect as director John Caldwell to hold office until the 2007 annual meeting of stockholders.	20,896,368	919,685
(7)	To elect as director Blair Hendrix to hold office until the 2007 annual meeting of stockholders.	20,900,418	915,635

ITEM 5. OTHER INFORMATION.

On June 1, 2004, we completed the Recapitalization Transaction, which is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Jane Todd joined the Company as Senior Vice President, Finance and Chief Financial Officer on July 5, 2004.

On April 22, 2004, SMTC received notification from Nasdaq Listing Qualifications that SMTC’s common stock failed to maintain a minimum market value of publicly held shares of $15,000,000 and a minimum bid price of $1.00 per share for continued listing on The Nasdaq National Market. Under NASD Marketplace Rules, Nasdaq provided SMTC with a grace period of 90 calendar days, or until July 21, 2004, to regain compliance with the minimum market value of publicly held shares requirement and a grace period of 180 calendar days, or until October 19, 2004, to comply with the minimum bid price requirement. On July 27, 2004, SMTC received written confirmation from Nasdaq Listing Qualifications that SMTC had regained compliance with the requirement that it maintain a minimum value of publicly held shares of $15,000,000. If SMTC fails to comply with the minimum bid price requirement by October 19, 2004 and is not granted an extension to such grace period, as permitted under Marketplace Rules, SMTC’s common stock may be delisted from trading on The Nasdaq National Market. See “Factors That May Affect Future Results.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

10.1	Execution Copy of Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries.

10.2	Employment Letter dated June 24, 2004 between Jane Todd and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

(b) Reports on Form 8-K:

•	Current Report on Form 8-K dated May 17, 2004 (filed May 19, 2004) furnishing under Items 7 and 12 a press release announcing the Company’s financial results for the Company’s first quarter ended April 4, 2004 and a transcript of a teleconference announcing the Company’s financial results for the Company’s first quarter ended April 4, 2004;

•	Current Report on Form 8-K dated May 21, 2004 (filed May 26, 2004) furnishing under Items 5 and 7 a press release announcing receipt of approval from the Company’s stockholders for the Recapitalization Transaction;

•	Current Report on Form 8-K dated June 1, 2004 (filed June 3, 2004) furnishing under Items 5 and 7 a press release announcing the completion of the Recapitalization Transaction; and

•	Current Report on Form 8-K dated June 29, 2004 (filed June 30, 2004) filing under Item 5 updating Note 20 to the Company’s consolidated financial statements for the year ended December 31, 2003, adding Note 11 to the Company’s consolidated financial statements for the fiscal quarter ended April 4, 2004 and updating KPMG LLP’s audit report covering the December 31, 2003 financial statements, all to reflect the approval and closing of the Recapitalization Transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 18, 2004

EXHIBIT INDEX

Exhibit Number	Document
10.1	Execution Copy of Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries.

10.2	Employment Letter dated June 24, 2004 between Jane Todd and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2004.