Form 10-Q
period 2004-10-03
SMTC CORP
filed 2004-11-17
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

As of November 1, 2004, SMTC Corporation had 7,775,181 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of November 1, 2004, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 6,866,152 exchangeable shares outstanding (not including 1,082,159 exchangeable shares held by an affiliate, SMTC Nova Scotia Company), each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	October 3, 2004	December 31, 2003
		(audited)
Assets

Current assets:
Cash (note 4)	$—	$167
Accounts receivable, net of an allowance for doubtful accounts of $1,576 (December 31, 2003 - $2,096)	28,603	41,318
Inventories (note 3)	32,124	31,463
Prepaid expenses	1,576	1,922

	62,303	74,870

Capital assets	27,530	30,805
Other assets	4,990	3,088

	$94,823	$108,763

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$21,564	$40,565
Accrued liabilities	13,989	18,843
Income taxes payable	1,612	355
Current portion of long-term debt (note 4)	3,800	70,077
Current portion of capital lease obligations	345	193

	41,310	130,033

Long-term debt (note 4)	35,910	—
Capital lease obligations	273	35

Shareholders’ equity (deficiency):
Capital stock (note 5)	65,346	55,911
Warrants (note 5)	10,372	1,523
Loans receivable	(5)	(5)
Additional paid-in capital (note 5)	191,020	174,483
Deficit	(249,403)	(253,217)

	17,330	(21,305)

	$94,823	$108,763

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Revenue	$60,849	$76,973	$196,578	$229,220
Cost of sales (note 9)	53,513	68,828	175,055	208,393

Gross profit	7,336	8,145	21,523	20,827
Selling, general and administrative expenses (note 9)	3,956	4,562	12,461	14,019
Amortization	—	997	2,330	2,941
Restructuring charges (recoveries) (note 9)	(668)	8	(668)	(113)

Operating earnings	4,048	2,578	7,400	3,980
Interest	1,065	1,072	3,555	3,911

Earnings before income taxes and discontinued operations	2,983	1,506	3,845	69
Income tax expense (note 7)	99	204	868	34,839

Earnings (loss) from continuing operations	2,884	1,302	2,977	(34,770)
Earnings (loss) from discontinued operations (note 10)	—	1,329	837	(2,422)

Net earnings (loss)	$2,884	$2,631	$3,814	$(37,192)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.20	$0.23	$0.31	$(6.06)

Earnings (loss) per share from discontinued operations	—	0.23	0.08	(0.42)

Basic earnings (loss) per share	$0.20	$0.46	$0.39	$(6.48)

Diluted earnings (loss) per share	$0.20	$0.46	$0.39	$(6.48)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 6):
Basic	14,641,345	5,737,956	9,755,731	5,737,956
Diluted	14,641,345	5,739,511	9,763,539	5,737,956

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Nine months ended October 3, 2004

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Net earnings (deficit)	Shareholders’ equity
Balance, December 31, 2003	$55,911	$1,523	$174,483	$(5)	$(253,217)	$(21,305)
Private placement of Special warrants, net of costs	18,983	7,617	—	—	—	26,600
Consideration issued upon conversion of debt, net of costs	112	2,755	6,754	—	—	9,621
Cancellation of warrants (note 5(c))	—	(1,523)	(232)	—	—	(1,755)
Cancellation of warrants (note 5(c))	—	—	355	—	—	355
Conversion of shares from exchangeable to common stock	(9,660)	—	9,660	—	—	—
Net earnings for the period	—	—	—	—	3,814	3,814

Balance, October 3, 2004	$65,346	$10,372	$191,020	$(5)	$(249,403)	$17,330

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Cash provided by (used in):

Operations:
Net earnings (loss)	$2,884	$2,631	$3,814	$(37,192)
Items not involving cash:
Amortization	—	997	2,330	2,941
Depreciation	1,316	1,735	4,235	6,465
Other	428	—	428	—
Deferred income taxes	—	—	—	34,325
Gain on disposition of capital assets	—	—	(15)	(25)
Impairment of assets	—	37	—	37
Loss on disposition of discontinued operation (note 10)	—	235	—	3,461
Gain on disposal of assets previously written down	—	(69)	—	(277)
Discount on prepayment of shareholder loans	—	—	—	389
Change in non-cash operating working capital:
Accounts receivable	3,478	(8,354)	12,715	4,496
Inventories	2,466	(5,468)	(661)	2,157
Prepaid expenses	1,231	166	346	1,117
Income taxes recoverable/payable	590	517	1,257	1,107
Accounts payable	(6,691)	(414)	(19,001)	(7,757)
Accrued liabilities	(1,731)	(2,525)	(6,490)	(10,255)

	3,971	(10,512)	(1,042)	989

Financing:
Repayment of pre-existing long-term debt	—	(8,058)	(40,000)	(15,558)
Increase in pre-existing long-term debt	—	15,820	—	7,891
Increase (decrease) in long-term debt	(3,863)	—	9,721	—
Principal payments on capital lease obligations	(74)	(57)	(207)	(152)
Net proceeds from issuance of shares	—	—	25,849	—
Net proceeds from issuance of warrants	—	—	8,972	—
Deferred financing fees	—	—	(3,265)	—
Repayment of shareholder loans	153	—	153	3,795

	(3,784)	7,705	1,223	(4,024)

Investments:
Purchase of capital assets	(238)	(49)	(363)	(137)
Proceeds from sale of capital assets	—	102	15	335
Proceeds from sale of discontinued operations (note 10)	—	3,058	—	3,058
Other	—	—	—	30

	(238)	3,111	(348)	3,286

Increase (decrease) in cash	(51)	304	(167)	251
Cash, beginning of period	51	317	167	370

Cash, end of period	$—	$621	$—	$621

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Supplemental disclosures:
Cash paid during the period:
Income taxes	$295	$—	$373	$144
Interest	612	1,278	3,967	2,662

Non-cash transactions:
Repayment of long term debt and existing warrants by issuance of shares and warrants (see notes 4 and 5)	—	—	10,000	—

Issuance of warrants	—	268	—	268

Increase in other assets and accrued liabilities	—	—	1,636	—

Acquisition of equipment under capital lease	597	—	597	—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited interim consolidated balance sheet as at October 3, 2004, unaudited consolidated statements of operations for the three and nine month periods ended October 3, 2004 and September 28, 2003, unaudited consolidated statement of changes in shareholders’ equity (deficiency) for the nine month period ended October 3, 2004, and unaudited consolidated statements of cash flows for the three and nine month periods ended October 3, 2004 and September 28, 2003 have been prepared on substantially the same basis as the annual consolidated financial statements.

On October 4, 2004 the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

Management believes these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended October 3, 2004 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net earnings (loss), as reported	$2,884	$2,631	$3,814	$(37,192)
Stock-based compensation expense	(37)	(274)	(81)	(932)

Pro forma earnings (loss)	2,847	2,357	3,733	(38,124)

Basic earnings (loss) per share, as reported	$0.20	$0.46	$0.39	$(6.48)
Stock-based compensation expense	—	(0.05)	(0.01)	(0.16)

Pro forma basic earnings (loss) per share	0.20	0.41	0.38	(6.64)

Diluted earnings (loss) per share, as reported	$0.20	$0.46	$0.39	$(6.48)
Stock-based compensation expense	—	(0.05)	(0.01)	(0.16)

Pro forma diluted earnings (loss) per share	0.20	0.41	0.38	(6.64)

No stock-based compensation expense has been recorded in the statement of operations for the three and nine months ended October 3, 2004 and September 28, 2003.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. During the three months ended October 3, 2004 the Company granted 30,000 options to purchase common stock at an exercise price of $2.75 per share, the fair market value on the date of grant. During the nine months ended October 3, 2004, the Company granted 30,000 options to purchase common stock at an exercise price of $4.00 per share, the fair market value on the date of grant, and 30,000 options at an exercise price of $2.75 per share, the fair market value on the date of grant. There were no options issued during the third quarter of 2003. During the nine months ended September 28, 2003, the Company granted 8,000 options to purchase common stock at an exercise price of $3.75 per share, the fair market value on the date of grant. During the three and nine months ended October 3, 2004, the Company recorded a pro-forma stock-based compensation expense of $37 and $81, respectively for unvested stock options.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	October 3, 2004	September 28, 2003
Risk-free interest rate	4.9%	4.0%
Dividend yield	—	—
Expected life	4	4
Volatility	120.0%	125.0%

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

3.	Inventories:

	October 3, 2004	December 31, 2003
Raw materials	$18,143	$16,229
Work in process	5,790	7,037
Finished goods	7,673	7,621
Other	518	576

	$32,124	$31,463

4.	Long-term debt:

	October 3, 2004	December 31, 2003
Senior Debt – Revolving (a)	$9,653	$63,135
Senior Debt – Term (a)	1,244	—
Subordinated Debt (b)	27,500	6,942
Other (b)	1,313	—

	39,710	70,077

Less current portion	3,800	70,077

	$35,910	$—

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

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement, which was amended and restated as of such date. Prior to closing on June 1, 2004 the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing line loans of $73,300.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

4.	Long-term debt (continued):

(a) Senior Debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility with Congress Financial Corporation and its affiliates (“Congress”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Congress credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and the revolving credit facility bears interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian denominated loans and 0.5% in excess of the US prime rate for US denominated loans. The Congress credit facilities are secured by the present and future assets of the Company, and require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets during the term of the facility. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the US prime rate.

On November 16, 2004, the Company, together with Congress, executed a letter of understanding amending the terms of the revolving credit facility. The letter of understanding provides that, at the Company’s option, it may elect to use a “springing lock-box” arrangement whereby remittances from customers are forwarded to the Company’s general bank account and the Company is not required to reduce the borrowings under the facility unless certain conditions exist. Previous to the letter of understanding, the revolving credit facility required a lock-box arrangement, where all customer remittances were swept daily to reduce the borrowings outstanding. The original lock-box arrangement, combined with the existence of subjective acceleration clauses, required the Company to classify the borrowings under the revolving credit facility as a current liability on the balance sheet, pursuant to the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the Company is required to restate its balance sheet as at July 4, 2004 to reclassify the borrowings outstanding under the revolving credit facility as a current liability rather than a long-term liability as originally recorded. The Company filed a Form 8-K with the United States Securities and Exchange Commission on November 8, 2004 announcing the need for the restatement.

Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term. The letter of understanding, although signed subsequent to the third quarter of 2004, qualifies as a refinancing of the revolving credit facility in effect at October 3, 2004 and as such, the debt is classified as long-term at October 3, 2004.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

4.	Long-term debt (continued):

The subjective acceleration clauses allow the lenders to forego additional advances should they determine certain conditions exist, including a material adverse effect on the Company’s business, assets, operations, prospects or financial condition. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. Furthermore, Congress has not informed the Company that any such condition or event has occurred.

Should the Company elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the eligible inventory. Pursuant to the letter of understanding, the Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2,500 or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

The Company incurred costs of $1,400 related to the completion of the Congress credit facilities. These costs were recorded as a non-current deferred charge, and are being amortized as additional interest expense over the term of the credit facility.

Under the Congress revolving credit facility, daily cash collections automatically pay down the credit facility, minimizing the revolver outstanding.

The revolving credit and term loan facilities and the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Congress ranks senior to the security interest of the pre-existing lenders.

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

Three and nine months ended October 3, 2004 and September 28, 2003

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

The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants was recorded as long-term debt, and is being amortized as a reduction of interest expense over the term of the term loans.

The Company incurred costs in relation to completion of the term loan transactions with the pre-existing lenders of $1,800, and these costs and the remaining net book value of the previous deferred financing fees of $180 were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the term loans.

5.	Capital stock:

(a) Private Placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each a “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company. Each Special Warrant was issued at a price of C$1.20 per Special Warrant, resulting in aggregate proceeds of C$40,020. The proceeds, net of underwriters commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval (note 6).

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

5.	Capital stock (continued):

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a “Purchase Warrant”) is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of C$9.25 per share until March 3, 2009. The Special Warrants were exercised into units on June 2, 2004.

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

(b) Consideration Issued upon Conversion of Debt

On June 1, 2004, the pre-existing lenders exchanged $10 million of outstanding debt (see note 4(b)) and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant is

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

5.	Capital stock (continued):

exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

5.	Capital stock (continued):

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

An aggregate of 1,509,998 Series A and Series B warrants were issued during 2002, representing the right to purchase approximately 302,000 shares of common stock of the Company. The fair value of the Series A and Series B warrants was measured using a Black-Scholes pricing model at December 31, 2002. In addition, the Company did not meet certain financial covenants for the quarters ended June 29, 2003 and September 28, 2003 and, as such, issued 228,210 Series D warrants (representing the right to purchase approximately 45,642 shares of common stock of the Company) and 229,934 Series E warrants (representing the right to purchase approximately 45,987 shares of common stock of the Company) during 2003. At June 1, 2004, the aggregate fair value of the Series A, B, D and E warrants of $1,525 was classified as warrants in shareholders’ equity (deficiency).

The Company did not meet the applicable covenants for the quarter ended December 31, 2003, and, as such, was legally obligated to issue 231,672 Series F warrants, representing the right to purchase approximately 46,334 shares of common stock of the Company.

The fair value of the Series F warrants was initially measured using a Black-Scholes pricing model at December 31, 2003, and was remeasured each reporting period until legally issued. At June 1, 2004, the fair value of the Series F warrants to be issued of $232 was classified as additional paid-in capital.

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

(d) Exchange of exchangeable shares:

During the nine months ended October 3, 2004 and September 28, 2003, 722,610 and 41,880 exchangeable shares were exchanged for common stock, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

5.	Capital stock (continued):

(e) Reverse stock split:

On October 4, 2004 the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

6.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Numerator:
Net earnings (loss) from continuing operations	$2,884	$1,302	$2,977	$(34,770)
Net earnings (loss)	2,884	2,631	3,814	(37,192)

Denominator:
Weighted average shares - basic	14,641,345	5,737,956	9,755,731	5,737,956
Effect of dilutive securities:
Employee stock options	—	—	2,045	—
Warrants	—	1,555	5,763	—

Weighted-average shares – diluted	14,641,345	5,739,511	9,763,539	5,737,956

Earnings (loss) per share:
Basic and diluted, from continuing operations	$0.20	$0.23	$0.31	$(6.06)
Basic and diluted	$0.20	$0.46	$0.39	$(6.48)

For the three months ended October 3, 2004, the calculation of weighted average shares - diluted did not include 174,961 options and 4,451,695 warrants, as the effect would have been anti-dilutive. For the nine months ended October 3, 2004, the calculation of weighted average shares - diluted did not include 172,916 options and 4,445,932 warrants, as the effect would have been anti-dilutive. For the three months ended September 28, 2003, the calculation of weighted average shares - diluted did not include 285,046 options and 392,072 warrants, as the effect would have been anti-dilutive. For the nine months ended September 28, 2003, the calculation of weighted average shares - diluted did not include 285,046 options and 393,627 warrants, as the effect would have been anti-dilutive.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

7.	Income tax expense:

The net tax of $99 and $334 for the three and nine months ended October 3, 2004, respectively, related to taxes in certain jurisdictions. Also included in the nine months ended October 3, 2004 is a tax expense of $534 related to an intercompany dividend.

During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9,300 was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount.

Whether or not the recapitalization transactions (notes 4 and 5) result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs.

Taxes related to income from discontinued operations were offset against tax loss carryforwards.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

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

	Three months ended October 3, 2004			Nine months ended October 3, 2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$48,671	$(29)	$48,642	$134,023	$(87)	$133,936
Canada	14,553	(2,346)	12,207	71,233	(8,591)	62,642
Mexico	33,361	(33,361)	—	106,863	(106,863)	—

	$96,585	$(35,736)	$60,849	$312,119	$(115,541)	$196,578

EBITA (before restructuring charges and discontinued operations):
United States			$1,453			$2,327
Canada			(626)			(1,347)
Mexico			731			6,260

			1,558			7,240

Interest			1,065			3,555
Amortization			—			2,330
Restructuring charges (recoveries)			(2,490)			(2,490)

Earnings before income taxes and discontinued operations			$2,983			$3,845

Capital expenditures:
Canada			$23			$128
Mexico			215			235

			$238			$363

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

8.	Segmented information (continued):

	Three months ended September 28, 2003			Nine months ended September 28, 2003
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$22,680	$(7,775)	$14,905	$124,395	$(12,289)	$112,106
Canada	65,553	(3,508)	62,045	130,181	(14,643)	115,538
Europe	—	—	—	2,542	(1,079)	1,463
Mexico	51,767	(51,744)	23	115,015	(114,902)	113

	$140,000	$(63,027)	$76,973	$372,133	$(142,913)	$229,220

EBITA (before restructuring charges and discontinued operations):
United States			$(1,023)			$(1,147)
Canada			(228)			(1,198)
Europe			37			126
Mexico			4,233			8,074

			3,019			5,855

Interest			1,072			3,911
Amortization			997			2,941
Restructuring charges (recoveries) (note 9)			(556)			(1,066)

Loss before income taxes and discontinued operations			$1,506			$69

Capital expenditures:
United States			$—			$71
Canada			43			43
Mexico			6			23

			$49			$137

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Geographic revenue:
United States	47,106	64,910	$148,944	$187,015
Canada	8,291	11,967	13,836	28,001
Europe	1,245	—	7,291	6,001
Asia	885	—	9,843	3,613
Mexico	3,322	96	16,664	4,590

	$60,849	$76,973	$196,578	$229,220

			October 3, 2004	December 31, 2003
Long-lived assets:
United States			$10,374	$11,767
Canada			2,378	2,810
Mexico			14,778	16,228

			$27,530	$30,805

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Recovery of inventory previously written-down, included in cost of sales	$(1,822)	$—	$(1,822)	$—

Lease and other contract obligations	$—	$2,382	$—	$2,504
Adjustments of previously recorded lease and other contract obligations	(1,694)	(3,462)	(1,694)	(4,123)
Severance	1,026	1,121	1,026	1,677
Other facility exit costs		52		52
Adjustments to other facility exit costs	—	(617)	—	(920)
Asset impairment		37		37
Proceeds on assets previously written down	—	(69)	—	(293)
Other charges	—	564	—	953

	(668)	8	(668)	(113)

	(2,490)	8	(2,490)	(113)
Other charges (adjustments) included in selling, general and administrative expenses	—	—	(287)	—

	$(2,490)	$8	$(2,777)	$(113)

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

During the third quarter of 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2,178 due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. Also, during the third

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

quarter of 2003, the Company recorded an adjustment to other facility exit costs related to the 2001 Plan of $219 due to the settlement of certain obligations for less than the original estimated amounts.

Subsequent to the third quarter of 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. A recovery of $1,694 has been recorded to adjust the provision to the amount of the settlement.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2001 Plan:

	Accrual at July 4, 2004	Adjustment	Cash payment	Accrual at October 3, 2004
Lease and other contract obligations	$2,565	$(1,694)	$(154)	$717

2002 plan:

In response to the continuing industry economic downturn, the Company took further steps during fiscal year 2002 to realign its cost structure and plant capacity (the “2002 Plan”) and announced third and fourth quarter net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $326 related to the 2002 Plan primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4,123 for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2,418 related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year, other facility exit costs of $96 related to additional costs associated with the closure of the Charlotte facility and an adjustment to other facility exit costs of $701 due to the settlement of certain obligations for less than the original estimated amounts.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

Included in the amounts noted above are lease and other contract obligations of $204 recorded in the third quarter of 2003 relating largely to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1,121 recorded during the third quarter of 2003 include $891 related to the closure of the Charlotte facility and resizing of other facilities. The severance costs related to 96 plant and operational employees, primarily at the Charlotte facility. Other facility exit costs of $52 recorded in the third quarter of 2003 relate largely to costs associated with closing the Charlotte facility. The Company recorded adjustments to its initial 2002 restructuring plan during the third quarter of 2003 of $3,929. Adjustments to previously recorded lease and other contract obligations of $3,462 and other facility exit costs of $398 recorded during the third quarter of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations.

The Company also recorded an asset impairment charge of $37 during the third quarter of 2003 related to the write-down of assets at the Charlotte facility, a gain of $69 related to the disposal of assets previously written down at the Donegal facility and other charges of $564 related to professional fees associated with the Company’s refinancing negotiations.

There were no restructuring and other charges related to the 2002 Plan recorded during the nine months ended October 3, 2004.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 in respect of the 2002 Plan:

	Accrual at July 4, 2004	Cash payments	Accrual at October 3, 2004
Lease and other contract obligations	$4,221	$(1,135)	$3,086
Severance	456	—	456
Other facility exit costs	180	(109)	71

	$4,857	$(1,244)	$3,613

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

2004 plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan. This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as its primary assembly operation offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, the Company recorded severance charges of $1,026 relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1,000 related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2004 Plan:

	Total charge October 3, 2004	Cash payments	Accrual at October 3, 2004
Severance	$1,026	$(233)	$793

During the third quarter of 2004, the Company settled a claim in its favour for net proceeds of $1,822, related to a four year dispute over obsolete inventory with a former customer. The Company recorded the proceeds from the settlement in cost of sales.

(b) Other charges (recoveries):

During the first quarter of 2004 the Company received proceeds of $287 from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

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

Proceeds on disposal of discontinued operation	$3,058

Accounts receivable	1,902
Inventory	1,042
Prepaid expenses	56
Capital assets	1,722
Accounts payable	(1,400)
Accrued liabilities	(476)

Net assets disposed of	2,846
Costs of disposal	447

Loss on disposal of discontinued operation	$235

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Revenue	$—	$2,485	$—	$10,750
Earnings (loss) from discontinued operations	$—	$(235)	$460	$(3,986)

Included in the earnings (loss) from discontinued operations for the nine months ended September 28, 2003 is the loss on disposition of discontinued operation of $235, a restructuring charge of $3,226 recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $525. Included in earnings (loss) from discontinued operations for the nine months ended October 3, 2004 are proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 3, 2004 and September 28, 2003

(Unaudited)

10.	Discontinued Operations (continued):

(b) Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration.

The following information included in discontinued operations relates to the closure of the Cork facility:

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Earnings from discontinued operations	$—	$1,564	$377	$1,564

Included in earnings from discontinued operations for the nine months ended September 28, 2003 are proceeds from the liquidation of $2,304, less additional charges of $740 related to the wind-down of the facility and related operations. Included in earnings from discontinued operations for the nine months ended October 3, 2004 are additional proceeds from the liquidation of $377.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Revenue	$60.8	$77.0	$196.5	$229.2
Cost of sales (a)	53.5	68.8	175.0	208.4

Gross profit	7.3	8.2	21.5	20.8
Selling, general and administrative expenses (a)	4.0	4.6	12.5	14.0
Amortization	—	1.0	2.3	2.9
Restructuring charges (adjustments) (a)	(0.7)	—	(0.7)	(0.1)

Operating earnings	4.0	2.6	7.4	4.0
Interest	1.0	1.1	3.5	3.9

Earnings before income taxes and discontinued operations	3.0	1.5	3.9	0.1
Income tax expense (b)	0.1	0.2	0.9	34.9

Earnings (loss) from continuing operations	2.9	1.3	3.0	(34.8)
Earnings (loss) from discontinued operations (c)	—	1.3	0.8	(2.4)

Earnings (loss)	$2.9	$2.6	$3.8	$(37.2)

Earnings (loss) per common share (d):
Basic earnings (loss) per share from continuing operations	$0.20	$0.23	$0.31	$(6.06)
Earnings (loss) per share from discontinued operations	—	0.23	0.08	(0.42)

Basic earnings (loss) per share	$0.20	$0.46	$0.39	$(6.48)
Diluted earnings (loss) per share	$0.20	$0.46	$0.39	$(6.48)

Weighted average number of shares outstanding (d):
Basic	14.6	5.7	9.8	5.7
Diluted	14.6	5.7	9.8	5.7

(a)	Cost of sales for the three and nine months ended October 3, 2004 includes proceeds of $1.8 million related to the settlement of a legal claim for obsolete inventory previously written off. Refer to note 9 to our October 3, 2004 interim consolidated financial statements.

Selling, general and administrative expenses for the nine months ended October 3, 2004 includes other charges of $0.3 million relating to proceeds received from the sale of an asset previously written off. Refer to note 9 to our October 3, 2004 interim consolidated financial statements.

Restructuring charges and adjustments for the three and nine months ended October 3, 2004 includes severance charges of $1.0 million related to the Markham, Ontario and Chihuahua, Mexico facilities, offset by an adjustment of $1.7 million to previously recorded lease and other contract obligations related to the settlement of a legal claim for less than originally estimated. Refer to note 9 to our October 3, 2004 interim consolidated financial statements.

Restructuring charges and adjustments for the three months ended September 28, 2003 include lease and other contract obligations of $ 2.4 million, severance costs of $1.1 million, other facility exit costs of $0.1 million and other charges of $0.6 million and adjustments to previously recorded lease and other contract obligations other facility exit costs of $3.5 million and $0.6 million, respectively. The Company also recorded proceeds from assets previously written down of $0.1 million. Refer to note 9 to our October 3, 2004 interim consolidated financial statements.

Restructuring charges and adjustments for the nine months ended September 28, 2003 include lease and other contract obligations of $ 2.5 million, severance costs of $1.7 million, other facility exit costs of $0.1 million and other charges of $0.9 million and adjustments to previously recorded lease and other contract obligations other facility exit costs of $4.1 million and $0.9 million, respectively. The Company also recorded proceeds from assets previously written down of $0.3 million. Refer to note 9 to our October 3, 2004 interim consolidated financial statements.

(b)	The net tax expense for the nine months ended October 3, 2004 includes $0.5 million related to an intercompany dividend and $0.4 million related to taxes in certain jurisdictions. During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9.3 million was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount. Taxes related to income from discontinued operations were offset against tax loss carryforwards. Refer to note 7 to our October 3, 2004 interim consolidated financial statements.

The net tax expense for the nine months ended September 28, 2003 includes the results of the quarterly review of the deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for its deferred tax assets. Refer to note 7 to our October 3, 2004 interim consolidated financial statements.

(c)	Earnings from discontinued operations for the nine months ended October 3, 2004 includes proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both related to the Appleton discontinued operation, and the receipt of distribution of proceeds of $0.4 million related to the Cork liquidation. Refer to note 10 to our October 3, 2004 interim consolidated financial statements.

Earnings from discontinued operations for the three months ended September 28, 2003 includes the loss on the disposition of Appleton of $0.2 million and the receipt of distribution of proceeds related to the Cork liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations. Refer to note 10 to our October 3, 2004 interim consolidated financial statements.

Loss from discontinued operations for the nine months ended September 28, 2003 includes the loss on disposition of Appleton of $0.2 million, a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and the loss from operations of $0.5 million and the receipt of distribution of proceeds related to the Cork liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations. Refer to note 10 to our October 3, 2004 interim consolidated financial statements.

(d)	On October 4, 2004 the Company completed a reverse stock split of its issued and outstanding common stock whereby every five shares of common stock were exchanged for one common share, resulting in 7,775,181 common shares outstanding. The Company’s subsidiary, SMTC Manufacturing Corporation of Canada, completed a reverse stock split of its issued and outstanding exchangeable shares whereby every five exchangeable shares were exchanged for one exchangeable share, resulting in 6,866,152 exchangeable shares outstanding. All previously reported per share amounts have been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data:

(in millions)

	October 3, 2004 (Unaudited)	December 31, 2003
Cash	$—	$0.2
Working capital (deficiency)	21.0	(55.2)
Total assets	94.8	108.8
Total debt, including current maturities	39.7	70.1
Shareholders’ equity (deficiency)	17.3	(21.3)

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

In early 2004, we initiated a transformation plan designed to lower indebtedness, restore profitability and create growth. The transformation plan has several components, including operational restructuring, refinancing, strategy development, capability strengthening and organization renewal.

During the third quarter of 2004, we announced changes to our manufacturing operations to provide greater focus on new customer and new product introduction and technical activities, improve capacity utilization, align our cost structure to expected revenue, and to remain profitable on a sustained basis. Our Markham, Ontario site will become the Company’s technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also will continue to manufacture low volume, high complexity printed circuit board assemblies. Our Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Franklin, Massachusetts and San Jose, California will continue to specialize in high precision metal manufacturing and system integration activities. Similarly, our engineering design services capability will continue as will our manufacturing relationship with China based Alco Electronic.

In addition, during the third quarter of 2004, we continued to streamline our overhead, selling, general and administrative structure to improve productivity and customer responsiveness and to provide greater focus on key market segments. As a result of operational and administrative changes, we recorded restructuring charges of $1.0 million during the third quarter of 2004 related to severance charges and expect to incur further charges of approximately $1.0 million as we continue to execute our transformation plan, the majority of which will be recorded in the fourth quarter of 2004.

In the first and second quarters of 2004, our priority was refinancing to strengthen our balance sheet by lowering total indebtedness, restructuring a major portion of remaining debt into longer terms and establishing a new revolving credit facility. On June 1, 2004, we completed a recapitalization, which consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Congress Financial Corporation and its affiliates. We refer to the recapitalization in this report as the “Recapitalization Transaction.” The following summary briefly describes the material terms of the recapitalization.

Private Placement of Equity Securities (share amounts adjusted to reflect reverse stock split)

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

The Offering of Special Warrants included the following terms (as adjusted to reflect the reverse stock split):

•	Each Special Warrant was exercisable, without any additional consideration, into one unit consisting of one-fifth of an exchangeable share, and one half of one warrant to purchase one-fifth of an exchangeable share. Each whole warrant is exercisable for one-fifth of an exchangeable share at an exercise price of C$9.25 per exchangeable share until March 3, 2009. The Special Warrants were exercised for units on June 2, 2004.

•	Subject to satisfaction of applicable legal requirements, each exchangeable share may be exchanged on a one-for-one basis for one share of common stock. Each exchangeable share, as nearly as practicable, is the economic equivalent of a share of common stock, and holders of exchangeable shares are entitled to dividend and liquidation rights and participation in a tender offer, share exchange offer, issuer bid, take-over bid or similar transaction with respect to the common stock to the same extent and on an economically equivalent basis as the holders of common stock. Holders of exchangeable shares are able to exercise essentially the same voting rights with respect to SMTC as they would have if they had exchanged their exchangeable shares for shares of common stock.

Transaction with SMTC’s Pre-existing Lenders

The Recapitalization Transaction included a transaction with SMTC’s pre-existing lenders, (the “Pre-existing Lenders”) under which SMTC:

•	repaid $40 million of debt at par;

•	exchanged $10 million of debt for $10 million of SMTC’s common stock and warrants valued on the same terms as the private placement; and

•	converted $27.5 million in debt into second lien subordinated debt with maturity ranging from four to five years.

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

The Congress Credit Facility included the following terms:

•	The borrowing base for the revolving loan facilities provided by Congress is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The Congress Credit Facility includes a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA. The Company will be required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. Thereafter, the Company will be required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•	The Congress Credit Facility is secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Congress ranks senior to any security interest in the Pre-existing Lenders.

•	The Congress Credit Facility includes representations, warranties, covenants and events of default that are customary for asset based credit facilities.

The Company drew approximately $12.5 million under the Congress Credit Facility at the closing of the Recapitalization Transaction on June 1, 2004.

On November 16, 2004, the Company, together with Congress, executed a letter of understanding amending the terms of the revolving credit facility. The letter of understanding provides that, at the Company’s option, it may elect to use a “springing lock-box” arrangement whereby remittances from customers are forwarded to the Company’s general bank account and the Company is not required to reduce the borrowings under the facility unless certain conditions exist. Previous to the letter of understanding, the revolving credit facility required a lock-box arrangement, where all customer remittances were swept daily to reduce the borrowings outstanding. The original lock-box arrangement, combined with the existence of subjective acceleration clauses, required the Company to classify the borrowings under the revolving credit facility as a current liability on the balance sheet, pursuant to the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, the Company is required to restate its balance sheet as at July 4, 2004 to reclassify the borrowings outstanding under the revolving credit facility as a current liability rather than a long-term liability as originally recorded. The Company filed a Form 8-K with the United States Securities and Exchange Commission on November 8, 2004 announcing the need for the restatement.

Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term. The letter of understanding, although signed subsequent to the third quarter of 2004, qualifies as a refinancing of the revolving credit facility in effect at October 3, 2004 and as such, the debt is classified as long-term at October 3, 2004.

The subjective acceleration clauses allow the lenders to forego additional advances should they determine certain conditions exist, including a material adverse effect on the Company’s business, assets, operations, prospects or financial condition. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. Furthermore, Congress has not informed the Company that any such condition or event has occurred.

Should the Company elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the eligible inventory. Pursuant to the letter of understanding, the Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2.5 million or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

Certain Effects of the Recapitalization Transaction

•	Upon the closing of the Recapitalization Transaction, SMTC’s overall indebtedness was decreased by approximately $37.5 million. As of July 4, 2004, SMTC’s aggregate indebtedness under the Credit Facilities was $43.7 million.

•	Excluding the effects of the October 4, 2004 one for five reverse stock split, shares of SMTC’s common stock (including shares of common stock issuable upon exchange of outstanding exchangeable shares of our subsidiary SMTC Canada) outstanding immediately prior to the closing of the Recapitalization Transaction, after the closing of the Recapitalization Transaction and after the exercise of the warrants underlying the Special Warrants and the warrants that were issued to our Pre-existing Lenders are set forth in the following table:

	Common Shares	Exchangeable Shares	Total
Existing stockholders as at May 28, 2004	24,375,718	4,314,061	28,689,779
Shares issued in connection with the exercise of the Special Warrants	—	33,350,000	33,350,000
Shares issued to Pre-existing Lenders in exchange for debt	11,166,947	—	11,166,947

Total shares outstanding post closing of Recapitalization Transaction	35,542,665	37,664,061	73,206,726
Exchangeable shares issuable upon exercise of the warrants	—	16,675,000	16,675,000
Common stock issuable to Pre-existing Lenders upon exercise of warrants	5,583,475	—	5,583,475

Total shares outstanding post closing at June 1, 2004(a)	41,126,140	54,339,061	95,465,201

(a)	Assumes that all warrants are exercised and that no options are exercised.

The following table approximates the shares of SMTC’s common stock (including shares of common stock issuable upon exchange of outstanding exchangeable shares of our subsidiary SMTC Canada) outstanding immediately prior to the closing of the Recapitalization Transaction, after the closing of the Recapitalization Transaction and after the exercise of the warrants underlying the Special Warrants and the warrants that were issued to our Pre-existing Lenders, after giving effect to the one for five reverse stock split:

	Common Shares	Exchangeable Shares	Total
Existing stockholders as at May 28, 2004, after the effects of the reverse stock split	4,875,144	862,812	5,737,956
Shares issued in connection with the exercise of the Special Warrants, after the effects of the reverse stock split	—	6,670,000	6,670,000
Shares issued to Pre-existing Lenders in exchange for debt, after the effects of the reverse stock split	2,233,389	—	2,233,389

Total shares outstanding post closing of Recapitalization Transaction, after the effects of the reverse stock split	7,108,533	7,532,812	14,641,345
Exchangeable shares issuable upon exercise of the warrants, after the effects of the reverse stock split	—	3,335,000	3,335,000
Common stock issuable to Pre-existing Lenders upon exercise of warrants, after the effects of the reverse stock split	1,116,698	—	1,116,698

Total shares outstanding post closing at June 1, 2004, after the effects of the reverse stock split (a)	8,225,231	10,867,812	19,093,043

(a)	Assumes that all warrants are exercised and that no options are exercised.

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

Results of Operations

Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customers. Revenue from the sale of products is recognized when goods are shipped to customers since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and the earnings process is complete. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed. Actual production volumes are based on purchase orders for the delivery of products. Typically, these orders do not commit to firm production schedules for more than 30 to 90 days in advance. To minimize inventory risk, generally we order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition.

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

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9	89.4	89.1	90.9

Gross profit	12.1	10.6	10.9	9.1
Selling, general and administrative expenses	6.5	6.0	6.3	6.1
Amortization	—	1.2	1.2	1.3
Restructuring charges (adjustments)	(1.1)	—	(0.3)	—

Operating earnings	6.7	3.4	3.7	1.7
Interest	1.7	1.4	1.8	1.7

Earnings before income taxes and discontinued operations	5.0	2.0	1.9	—
Income tax expense	0.2	0.3	0.4	15.2

Earnings (loss) from continuing operations	4.8	1.7	1.5	(15.2)
Earnings (loss) from discontinued operations	—	1.7	0.4	(1.0)

Earnings (loss)	4.8%	3.4%	1.9%	(16.2%)

Quarter ended October 3, 2004 compared to quarter ended September 28, 2003

Revenue

Revenue decreased $16.2 million, or 21.0%, from $77.0 million for the third quarter of 2003 to $60.8 million for the third quarter of 2004. The decline in revenue primarily resulted from lower production volume from three customers. Revenue earned from two customers declined due to end market conditions and the timing of new product introductions. Revenue earned from Square D declined as a result of the program nearing completion, which is expected to be complete by the end of the fiscal year.

During the third quarter of 2004 the Company continued its focus on the industrial sector to achieve greater diversification and less concentration with top ten customers, resulting in a substantial change to the product mix from the third quarter of 2003. The industrial sector represented 59.3% of total sales for the third quarter of 2004, compared to 46.2% for the same period in 2003. The proportion of sales to both the enterprise computing and networking and the communications sectors declined to 29.9% and 10.8% respectively during the third quarter of 2004 from 40.2% and 13.6% respectively for the same period in 2003.

During the third quarter of 2004, we recorded approximately $1.5 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.0 million for the same period in 2003. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the third quarter, the Company’s ten largest customers represented approximately 84% of revenue. Revenue from our three largest customers was $9.5 million from Ingenico, $9.5 million from IBM, and $7.0 million from Mars Electronics, representing 15.7%, 15.6% and 11.5%, respectively, of total revenue for the period. This compares with revenue from IBM of $20.7 million, Ingenico of $15.3 million and Square D of $8.1 million for the third quarter of 2003, representing 26.9%, 19.8% and $10.6%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2004, 54.4% of our revenue was manufactured in Mexico, 23.9% in Canada, and 21.7% in the United States. For the third quarter of 2003, 58.7% of our revenue was manufactured in Mexico, 19.3% in Canada and 22.0% in the United States.

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

Gross Profit

Gross profit decreased $0.9 million from $8.2 million, or 10.6% of revenue, for the third quarter of 2003 to $7.3 million, or 12.1% of revenue, for the third quarter of 2004. Gross profit for the third quarter of 2004 includes net proceeds of $1.8 million related to the settlement of a legal claim for obsolete inventory previously written off. Excluding the settlement of the obsolete inventory claim, gross profit was $5.5 million, or 9.1% of revenue, compared to $8.2 million, or 10.6% of revenue, for the same period last year. The reduction in gross profit dollars, excluding the proceeds of the inventory claim, is largely the result of the lower revenue base coupled with higher factory overhead costs as a percentage of revenue and the negative impact of recent foreign exchange fluctuations, partially offset by improved customer mix. The reduction in the gross margin percent, excluding the proceeds of the obsolete inventory claim, is due to higher factory overhead costs as a percentage of revenue coupled with the negative impact of recent foreign exchange fluctuations, partially offset by the positive effect of the change in customer mix. The effects of the change in customer mix on gross profit and gross margin is a result of a higher concentration of sales to the industrial sector relative to both the enterprise computing and networking and communications sectors. Margins in the industrial sector are typically higher due to a greater degree of product customization and smaller, more diversified lot sizes.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.6 million from $4.6 million, or 6.0% of revenue, for the third quarter of 2003 to $4.0 million, or 6.5% of revenue, for the third quarter of 2004. The decrease in selling, general and administrative expenses in absolute dollars is a result of corporate wide cost containment measures, partially offset by an investment in sales resources as part of the Company’s plan to add new customers and grow revenue. The increase in selling, general and administration expenses as a percentage of revenue is due to the lower revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $1.0 million for the third quarter of 2003 include the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense for the third quarter of 2004.

Restructuring and Other Charges

The following table details the components of the restructuring and other charges:

(in millions)	Quarter ended October 3, 2004	Quarter ended September 28, 2003
Recovery of inventory previously written-down, included in cost of sales	$(1.8)	$—

Lease and other contract obligations	$—	$2.4
Adjustments to previously recorded lease and other contract obligations	(1.7)	(3.5)
Severance	1.0	1.1
Other facility exit costs	—	0.1
Adjustments to other facility exit costs	—	(0.6)
Proceeds on assets previously written down	—	(0.1)
Other charges	—	0.6

	$(0.7)	$0.0

	$(2.5)	$0.0

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

During the third quarter of 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2.2 million due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. The Company also recorded an adjustment to other facility exit costs of $0.2 million during the third quarter of 2003 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts.

Subsequent to the third quarter of 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. A recovery of $1.7 million has been recorded to adjust the provision to the amount of the settlement.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2001 Plan:

(in millions)	Accrual at July 4, 2004	Adjustment	Cash payments	Accrual at October 3, 2004
Lease and other contract obligations	$2.6	$(1.7)	(0.2)	$0.7

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at July 4, 2004	Adjustment	Cash payments	Accrual at October 3, 2004
US	$0.4	$—	$(0.2)	$0.2
Canada	2.2	(1.7)	—	0.5

	$2.6	$(1.7)	$(0.2)	$0.7

We expect the majority of the remaining restructuring accrual related to the 2001 Plan to be paid by the end of fiscal year 2004.

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

During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $0.3 million related to the 2002 Plan primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4.1 million for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of $2.4 million related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year, other facility exit costs of $0.1 million related to additional costs associated with the closure of the Charlotte facility and an adjustment to other facility exit costs of $0.7 million due to the settlement of certain obligations for less than the original estimated amounts.

Included in the amounts noted above are lease and other contract obligations of $0.2 million recorded in the third quarter of 2003 relating largely to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1.1 million recorded during the third quarter of 2003 include $0.9 million related to the closure of the Charlotte facility and resizing of other facilities. The severance costs related to 96 plant and operational employees, primarily at the Charlotte facility. Other facility exit costs of $0.1 million recorded in the third quarter of 2003 relate largely to costs associated with closing the Charlotte facility.

The Company recorded adjustments to its initial 2002 restructuring plan during the third quarter of 2003 of $3.9 million. Adjustments to previously recorded lease and other contract obligations of $3.5 million and other facility exit costs of $0.4 million recorded during the third quarter of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations.

The Company also recorded during the third quarter of 2003 a gain of $0.1 million related to the disposal of assets previously written down at the Donegal facility and other charges of $0.6 million related to professional fees associated with the Company’s refinancing negotiations.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2002 Plan:

(in millions)	Accrual at July 4, 2004	Cash payments	Accrual at October 3, 2004
Lease and other contract obligations	$4.2	$(1.1)	$3.1
Severance	0.5	—	0.5
Other facility exit costs	0.2	(0.1)	0.1

	$4.9	$(1.2)	$3.7

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at July 4, 2004	Cash payments	Accrual at October 3, 2004
US	$3.0	$(0.5)	$2.5
Canada	1.1	(0.3)	0.8
Mexico	0.8	(0.4)	0.4

	$4.9	$(1.2)	$3.7

We expect the majority of the remaining restructuring accrual related to the 2002 Plan to be paid by the end of fiscal year 2005.

2004 plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan, to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, the Company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1.0 million related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004. Also, the Company has settled a claim in its favour for net proceeds of $1.8 million, related to a four year dispute over obsolete inventory with a former customer.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2004 Plan:

(in millions)	Total charge October 3, 2004	Cash payments	Accrual at October 3, 2004
Severance	$1.0	$(0.2)	$0.8

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2004.

The restructuring charges are based on certain estimates and assumptions using the best available information at the time.

Interest Expense

Interest expense decreased $0.1 million from $1.1 million for the third quarter of 2003 to $1.0 million for the third quarter of 2004. Interest expense for the third quarter of 2004 includes the amortization of deferred financing fees of $0.2 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants.

Income Tax Expense

For the third quarters of 2003 and 2004 income tax expense of $0.2 million and $0.1 million, respectively, was recorded related to taxes in certain jurisdictions.

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

(in millions)
Proceeds on disposal	$3.1

Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$0.2

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Quarter ended
(in millions)	October 3, 2004	September 28, 2003
Revenue	$—	$2.5

Earnings (loss) from discontinued operations	$—	$(0.2)

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

	Quarter ended
(in millions)	October 3, 2004	September 28, 2003
Earnings (loss) from discontinued operations	$—	$1.5

The earnings from discontinued operations for the third quarter of 2003 include the distribution from the proceeds of the liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations.

Nine months ended October 3, 2004 compared to the nine months ended September 28, 2003

Revenue

Revenue decreased $32.7 million, or 14.3%, from $229.2 million for the first nine months of 2003 to $196.5 million for the first nine months of 2004. The decline in revenue resulted from lower production volume from IBM and Alcatel due to lower demand and certain programs nearing completion, resulting in approximately $30.9 million and $17.1 million, respectively, in lower revenue from these customers for the first nine months of 2004 compared to the same period in 2003. The reduction in revenue from IBM and Alcatel was partially offset by increases in revenue from other top ten customers. During the first nine months of 2004 the Company continued its focus on the industrial sector to achieve greater diversification and less concentration with top ten customers, resulting in a substantial change to the product mix from the first nine months of 2003. The industrial sector represented 59.7% of total sales for the first nine months of 2004, compared to 43.1% for the same period in 2003. The percentage of sales to both the enterprise computing and networking and the communications sectors declined to 28.9% and 11.4%, respectively, during the first nine months of 2004 from 38.9% and 18.0%, respectively, for the same period in 2003.

During the first nine months of 2004, we recorded approximately $6.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.3 million for the same period in 2003. The

Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from quarter to quarter. Through the course of the current year, we expect that business for certain customers is likely to grow as customer programs ramp up to meet market demand. Conversely, we also expect business for certain customers to decline as certain product programs near completion. For the first nine months of 2004, the Company’s ten largest customers represented approximately 84% of revenue. Revenue from our three largest customers was $34.5 million from IBM, $33.6 million from Ingenico and $22.5 million from Square D representing 17.5%, 17.1% and 11.4%, respectively, of total revenue for the period. This compares with revenue from IBM of $65.4 million, Ingenico of $33.7 million and Alcatel of $23.4 million for the first nine months of 2003 representing 28.5%, 14.7% and 10.2%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period. Through the balance of the current year, we expect the revenue mix from our various customers to change such that Square D will likely no longer represent over 10% of our revenues as its major program with SMTC nears completion.

During the first nine months of 2004, 54.3% of our revenue was manufactured in Mexico, 26.0% in Canada, and 19.7% in the United States. For the first nine months of 2003, 44.7% of our revenue was manufactured in Mexico, 32.2% in the United States, 22.1% in Canada and 1.0% in Europe. We terminated manufacturing in Europe during the second quarter of 2003.

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

Gross Profit

Gross profit increased $0.7 million from $20.8 million, or 9.1% of revenue, for the first nine months of 2003 to $21.5 million, or 10.9% of revenue, for the first nine months of 2004. Gross profit for the first nine months of 2004 includes proceeds of $1.8 million related to the settlement of a legal claim for obsolete inventory previously written off. Excluding the settlement of the obsolete inventory claim, gross profit was $19.7 million, or 10.0% of revenue, compared to $20.8 million, or 9.1% of revenue, for the same period last year. The reduction in gross profit dollars, excluding the settlement of the obsolete inventory claim, is largely the result of the lower revenue base, offset by improved utilization of fixed factory overhead expenses and change in customer mix. The improvement in the gross margin percent, excluding the proceeds of the obsolete inventory claim, is due largely to improved utilization of fixed factory overhead costs, improved customer mix, partially offset by the negative impact of recent foreign exchange fluctuations. The effects of the change in customer mix on gross profit and gross margin is a result of a higher concentration of sales to the industrial sector relative to both the enterprise computing and networking and communications sectors. Margins in the industrial sector are typically higher due to a greater degree of product customization and smaller, more diversified lot sizes.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.5 million from $14.0 million for the first nine months of 2003 to $12.5 million for the first nine months of 2004. Selling, general and administrative expenses for the first nine months of 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off. Excluding this adjustment, selling, general and administrative expenses decreased $1.2 million from $14.0 million, or 6.1% of revenue, for the first nine months of 2003, to $12.8 million, or 6.5% of revenue, for the first nine months of 2004. The decrease in selling, general and administrative expenses is a result of corporate wide cost containment measures, partially offset by an investment in sales resources. The increase in selling, general and administrative expenses as a percentage of revenue is due to the lower revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for the first nine months of 2004 and $1.9 million for the first nine months of 2003 includes the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense for the third quarter of 2004.

Restructuring and Other Charges

The following table details the components of the restructuring and other charges:

(in millions)	Nine months ended October 3, 2004	Nine months ended September 28, 2003
Recovery of inventory previously written-down, included in cost of sales	$(1.8)	$—

Lease and other contract obligations		2.5
Adjustments to previously recorded lease and other contract obligations	(1.7)	(4.1)
Severance	1.0	1.7
Other facility exit costs	—	0.1
Adjustments to other facility exit costs	—	(0.9)
Proceeds on assets previously written down	—	(0.3)
Other charges	—	0.9

	$(0.7)	$(0.1)

	$(2.5)	$(0.1)
Other charges (adjustments) included in selling, general and administrative expenses	(0.3)	—

	$(2.8)	$(0.1)

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

During the first nine months of 2003, the Company recorded an additional charge for lease and other contract obligations related to the 2001 Plan of $2.2 million due to a revision in the estimate of sub-lease recoveries associated with the facility lease in Monterrey, Mexico. The Company also recorded an adjustment to other facility exit costs of $0.2 million during the first nine months of 2003 related to the 2001 Plan due to the settlement of certain obligations for less than the original estimated amounts.

During the first nine months of 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. The Company recorded an adjustment of $1.7 million related to the settlement of the legal claim for less than originally estimated.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Adjustment	Cash payments	Accrual at October 3, 2004
Lease and other contract obligations	$2.9	$(1.7)	$(0.5)	$0.7

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Adjustment	Cash payments	Accrual at October 3, 2004
US	$0.7	$—	$(0.5)	$0.2
Canada	2.2	(1.7)	—	0.5

	$2.7	$(1.7)	$(0.5)	$0.7

We expect the majority of the remaining restructuring accrual related to the 2001 Plan to be paid by the end of fiscal year 2004.

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

During fiscal year 2003, the Company recorded an additional charge for lease and other contract obligations of $0.3 million related to the 2002 Plan primarily associated with the idling of equipment leases at the Donegal facility and recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4.1 million for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts. Also during fiscal year 2003, the Company recorded severance costs of

$2.4 million related to the additional severance for the closure or resizing of facilities pursuant to the 2002 Plan, and the change in senior management during the year, other facility exit costs of $0.1 million related to additional costs associated with the closure of the Charlotte facility and an adjustment to other facility exit costs of $0.7 million due to the settlement of certain obligations for less than the original estimated amounts.

Included in the amounts noted above are lease and other contract obligations of $0.3 million recorded in the first nine months of 2003 relating largely to additional costs associated with idling equipment leases at the Donegal facility. Severance costs of $1.7 million recorded during the first nine months of 2003 include $1.4 million related to the closure of the Austin and Charlotte facilities and resizing of other facilities. The severance costs related to 206 plant and operational employees, primarily at the Austin, Charlotte and Mexico facilities. Other facility exit costs of $0.1 million recorded in the first nine months of 2003 relate largely to costs associated with closing the Charlotte facility.

The Company recorded adjustments to its initial 2002 restructuring plan during the first nine months of 2003 of $5.1 million. Adjustments to previously recorded lease and other contract obligations of $4.1 million and other facility exit costs of $0.7 million recorded during the first nine months of 2003 relate to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than previously estimated and the effects of ongoing negotiations.

The Company also recorded during the first nine months of 2003 a gain of $0.3 million related to the disposal of assets previously written down at the Donegal and Austin facilities and other charges of $0.9 million related to professional fees associated with the Company’s refinancing negotiations of $0.6 million and a discount of $0.3 million on the prepayment of shareholder loans for less than the carrying value.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at October 3, 2004
Lease and other contract obligations	$6.7	$(3.6)	$3.1
Severance	0.6	(0.1)	0.5
Other facility exit costs	0.3	(0.2)	0.1

	$7.6	$(3.9)	$3.7

The following table discloses the restructing amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at October 3, 2004
US	$4.3	$(1.8)	$2.5
Canada	1.7	(0.9)	0.8
Mexico	1.6	(1.2)	0.4

	$7.6	$(3.9)	$3.7

We expect the majority of the remaining restructuring accrual related to the 2002 Plan to be paid by the end of fiscal year 2005.

2004 plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan, to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, the Company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1.0 million related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004. Also, the Company has settled a claim in its favour for net proceeds of $1.8 million, related to a four year dispute over obsolete inventory with a former customer.

The following table details the related amounts included in accrued liabilities as at October 3, 2004 relating to the 2004 Plan:

(in millions)	Total charge October 3, 2004	Cash payments	Accrual at October 3, 2004
Severance	$1.0	$(0.2)	$0.8

We expect the majority of the remaining restructuring accrual related to the 2004 Plan be paid by the end of fiscal year 2004.

Interest Expense

Interest expense decreased $0.4 million from $3.9 million for the first nine months of 2003 to $3.5 million for the first nine months of 2004. Interest expense for the first nine months of 2004 includes the amortization of deferred financing fees of $0.2 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants.

Income Tax Expense

The net tax expense recorded by the Company for the first nine months of 2004 includes $0.5 million related to an intercompany dividend and $0.4 million related to taxes in certain jurisdictions.

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

Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the recapitalization. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs.

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

(in millions)
Proceeds on disposal	$3.1

Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$0.2

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Nine months ended
(in millions)	October 3, 2004	September 28, 2003
Revenue	$—	$10.8

Earnings (loss) from discontinued operations	$0.4	$(4.0)

Included in the earnings (loss) from discontinued operations for first nine months of 2003 is the loss on disposition of discontinued operation of $0.2 million, a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and the loss from operations of $0.5 million.

Included in the earnings (loss) from discontinued operations for the first nine months of 2004 proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million.

Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration.

	Quarter ended
(in millions)	October 3, 2004	September 28, 2003
Earnings from discontinued operations	$0.4	$1.6

The earnings from discontinued operations for the first nine months of 2003 include the distribution from the proceeds of the liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations.

The earnings from discontinued operations for the first nine months of 2004 include a further distribution from the proceeds of the liquidation of $0.4 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing credit facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance capital expenditures and working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance capital expenditures and working capital requirements.

Nine months ended October 3, 2004 Liquidity:

Net cash used in operating activities for the first nine months of 2004 was $1.0 million. Accounts receivable days sales outstanding improved to 43 days for the third quarter of 2004 from 60 days for the same period in 2003. Inventory turns declined to 6 times for the third quarter of 2004 from 9 times for the same period in 2003. Accounts payable days outstanding improved to 35 days for the third quarter of 2004 compared to 62 days for the same period last year. The improvement in accounts payable days is a result of additional liquidity provided by the Recapitalization Transaction. Upon completion of the Recapitalization Transaction in June, we focused our efforts on working with our suppliers to significantly reduce our payment cycle and reestablish market terms going forward. During the third quarter of 2004, the Company made $1.6 million of restructuring payments.

Net cash generated from financing activities for the first nine months of 2004 of $1.2 million consists of the net repayment of long-term debt of $30.3 million, the payment of deferred financing fees of $3.3 million and the repayment of capital leases of 0.2 million, offset by the proceeds from the issuance of capital stock and warrants, net of fees, of $25.8 million and 9.0 million, respectively and the repayment of shareholder loans of $0.1 million.

Net cash used in investing activities for the first nine months of 2004 was $0.3 million related to the purchase of capital assets.

Nine months ended September 28, 2003 Liquidity:

Net cash provided by operating activities for first nine months of 2003 was $1.0 million.

Net cash used in financing activities for the first nine months of 2003 was $4.0 million due to the net repayment of long-term debt of $7.7 million and the repayment of capital leases of $0.1 million, offset by a repayment of shareholder loans of $3.8 million.

Net cash used in investing activities for the first nine months of 2003 was $3.1 million related largely to the proceeds received on the sale of a discontinued operation.

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

The Recapitalization Transaction lowered the Company’s overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At October 3, 2004, we had $10.9 million of indebtedness outstanding under the Congress Credit Facility, $27.5 million of indebtedness outstanding under the Pre-existing Facility and $1.3 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

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

On November 16, 2004, the Company, together with Congress, executed a letter of understanding amending the terms of the revolving credit facility. The letter of understanding provides that, at the Company’s option, it may elect to use a “springing lock-box” arrangement whereby remittances from customers are forwarded to the Company’s general bank account and the Company is not required to reduce the borrowings under the facility unless certain conditions exist. Previous to the letter of understanding, the revolving credit facility required a lock-box arrangement, where all customer remittances were swept daily to reduce the borrowings outstanding. The original lock-box arrangement, combined with the existence of subjective acceleration clauses, required the Company to classify the borrowings under the revolving credit facility as a current liability on the balance sheet, pursuant to the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box

Arrangement.” Accordingly, the Company is required to restate its balance sheet as at July 4, 2004 to reclassify the borrowings outstanding under the revolving credit facility as a current liability rather than a long-term liability as originally recorded. The Company filed a Form 8-K with the United States Securities and Exchange Commission on November 8, 2004 announcing the need for the restatement.

Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term. The letter of understanding, although signed subsequent to the third quarter of 2004, qualifies as a refinancing of the revolving credit facility in effect at October 3, 2004 and as such, the debt is classified as long-term at October 3, 2004.

The subjective acceleration clauses allow the lenders to forego additional advances should they determine certain conditions exist, including a material adverse effect on the Company’s business, assets, operations, prospects or financial condition. Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next twelve months. Furthermore, Congress has not informed the Company that any such condition or event has occurred.

Should the Company elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the eligible inventory. Pursuant to the letter of understanding, the Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2.5 million or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

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

As a result of recent unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales have declined during the first, second and third quarters of 2004 and from fiscal year 2002 to 2003. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If general economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

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

Our largest three customers in the third quarter of 2004 were Ingenico, IBM, and Mars Electronics, which represented approximately 15.7%, 15.6% and 11.5%, respectively, of our total revenue in the second quarter of 2004. Our top ten largest customers (including IBM, Ingenico and Mars Electronics) collectively represented approximately 84.9% of our total revenue for the first nine months of 2004. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

At October 3, 2004, we had $10.9 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At October 3, 2004, we also had $27.5 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

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

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change”. Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in future years and would preclude the full utilization of the Company’s NOLs. As of December 31, 2003, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $142.4 million.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the quarter ended October 3, 2004 was 7.3%. At October 3, 2004, our revolving credit facility of $9.7 million bore interest at 5.25% based on the U.S. prime rate and our tranche A term debt bore interest at 7.25% based on the U.S. base rate. If the U.S. base rates increased by 10%, our weighted average interest rate would have risen to 8.5% and our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

At October 3, 2004, approximately Cdn $7,2 million of our borrowings under our revolving credit facility were denominated in Canadian dollars causing a foreign exchange loss due to the recent strengthening of the Canadian dollar relative to the US dollar. Subsequent to the quarter end, we reduced our Canadian dollar denominated borrowings to a minimal amount, thus reducing further exposure to foreign exchange fluctuations.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

List of Exhibits:

10.1	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC.

10.2	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 17, 2004

EXHIBIT INDEX

Exhibit Number	Document
10.1	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC.

10.2	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 17, 2004.