Form 10-Q/A
period 2004-07-04
SMTC CORP
filed 2004-11-24
CIK 1108320

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

SMTC Corporation

Form 10-Q/A

Explanatory Note

This amendment on Form 10-Q/A is filed to amend Part I, Item 1, Financial Statements, to restate (a) SMTC Corporation’s balance sheet for the quarter ended July 4, 2004 as a result of a technical accounting requirement (Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement) and (b) Note 4 to the consolidated financial statements. The second quarter balance sheet is restated to reclassify the revolver balance of $13.3 million under the Company’s credit facilities with Congress Financial Corporation and its affiliates from a long-term liability to a current liability. Additionally, the Company’s consolidated statements of cash flows for the three and six months ended July 4, 2004 have been revised to adjust the repayment of pre-existing long-term debt and to identify the increase in revolving debt and the repayment of long-term debt, amounts that were previously included in the increase in long-term debt line item.

Additionally, all share information relating to shares outstanding, earnings per share and all employee stock options and warrants has been adjusted to reflect a reverse stock split of the Company’s issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, which was completed on October 4, 2004. This adjusted information appears in the consolidated statements of operations for all periods presented as well as notes 1, 2, 5 and 6 to the consolidated financial statements, portions of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Items 2 and 4.

Further, note 11 to the consolidated financial statements has been added to disclose certain subsequent events, and information regarding those subsequent events has been added to portions of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Finally, information relating to the Company’s execution of a letter of understanding with Congress Financial Corporation has been added to note 4 and to portions of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	July 4, 2004	December 31, 2003
		(audited)
Assets

Current assets:
Cash	$51	$167
Accounts receivable, net of an allowance for doubtful accounts of $1,808 (December 31, 2003 - $2,096)	32,081	41,318
Inventories (note 3)	34,590	31,463
Prepaid expenses	2,807	1,922

	69,529	74,870

Capital assets	28,011	30,805
Other assets	5,659	3,088

	$103,199	$108,763

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$28,255	$40,565
Accrued liabilities	15,720	18,843
Income taxes payable	1,022	355
Revolving debt (note 4)	13,307	—
Current portion of long-term debt (note 4)	2,967	70,077
Current portion of capital lease obligations	60	193

	61,331	130,033

Long-term debt (note 4)	27,387	—
Capital lease obligations	35	35

Shareholders’ equity (deficiency):
Capital stock (note 5)	71,618	55,911
Warrants (note 5)	10,372	1,523
Loans receivable	(5)	(5)
Additional paid-in capital (note 5)	184,748	174,483
Deficit	(252,287)	(253,217)

	14,446	(21,305)

	$103,199	$108,763

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

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.02	$(6.35)	$0.01	$(6.29)
Earnings (loss) per share from discontinued operations	$0.09	$(0.60)	$0.12	$(0.65)

Basic earnings (loss) per share	$0.11	$(6.95)	$0.13	$(6.94)

Diluted earnings (loss) per share	$0.11	$(6.95)	$0.13	$(6.94)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 6):
Basic	9,064,497	5,737,956	7,365,457	5,737,956
Diluted	9,067,794	5,737,956	7,378,800	5,737,956

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

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cash provided by (used in):

Operations:
Net earnings (loss)	$977	$(39,855)	$930	$(39,823)
Items not involving cash:
Amortization	1,158	972	2,330	1,944
Depreciation	1,411	2,178	2,919	4,730
Deferred income taxes	—	34,221	—	34,325
Gain on disposition of capital assets	—	(25)	(15)	(25)
Impairment of assets	—	3,226	—	3,226
Gain on disposal of assets previously written down	—	(208)	—	(208)
Discount on prepayment of shareholder loans	—	389	—	389
Change in non-cash operating working capital:
Accounts receivable	6,035	9,755	9,237	12,850
Inventories	3,058	7,686	(3,127)	7,625
Prepaid expenses	(651)	393	(885)	951
Income taxes recoverable/payable	541	(75)	667	590
Accounts payable	(14,390)	(4,503)	(12,310)	(7,343)
Accrued liabilities	(3,431)	(4,246)	(4,759)	(7,730)

	(5,292)	9,908	(5,013)	11,501

Financing:
Repayment of pre-existing long-term debt	(41,504)	(13,709)	(41,084)	(15,429)
Increase in revolving debt	13,307	—	13,307	—
Increase in long-term debt	1,400	—	1,400	—
Repayment of long-term debt	(39)	—	(39)	—
Principal payments on capital lease obligations	(41)	(12)	(133)	(95)
Net proceeds from issuance of shares	25,849	—	25,849	—
Net proceeds from issuance of warrants	8,972	—	8,972	—
Deferred financing fees	(2,715)	—	(3,265)	—
Repayment of shareholder loans	—	3,795	—	3,795

	5,229	(9,926)	5,007	(11,729)

Investments:
Purchase of capital assets	(101)	(35)	(125)	(88)
Proceeds from sale of capital assets	—	233	15	233
Other	—	—	—	30

	(101)	198	(110)	175

Increase (decrease) in cash	(164)	180	(116)	(53)

Cash, beginning of period	215	137	167	370

Cash, end of period	$51	$317	$51	$317

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

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

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

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net earnings (loss), as reported	$977	$(39,855)	$930	$(39,823)
Stock-based compensation expense	(69)	(309)	(44)	(658)

Pro forma earnings (loss)	908	(40,164)	886	(40,481)

Basic earnings (loss) per share, as reported	$0.11	$(6.95)	$0.13	$(6.94)
Stock-based compensation expense	(0.01)	(0.05)	(0.01)	(0.11)

Pro forma basic earnings (loss) per share	0.10	(7.00)	0.12	(7.05)

Diluted earnings (loss) per share, as reported	$0.11	$(6.95)	$0.13	$(6.94)
Stock-based compensation expense	(0.01)	(0.05)	(0.01)	(0.11)

Pro forma diluted earnings (loss) per share	$0.10	$(7.00)	$0.12	$(7.05)

No stock-based compensation expense has been recorded in the statement of operations for the three and six months ended July 4, 2004 and June 29, 2003.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. During the three and six months ended July 4, 2004, the Company granted 30,000 options to purchase common stock at an exercise price of $4.00 per share, the fair market value on the date of grant. During the six months ended June 29, 2003, the Company granted 8,000 options to purchase common stock at an exercise price of $3.75 per share, the fair market value on the date of grant. During the three and six months ended July 4, 2004, the Company recorded a pro-forma stock-based compensation expense of $69 and $44, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

3.	Inventories:

	July 4, 2004	December 31, 2003
Raw materials	$19,523	$16,229
Work in process	6,263	7,037
Finished goods	8,293	7,621
Other	511	576

	$34,590	$31,463

4.	Debt:

	July 4, 2004	December 31, 2003
Senior Debt - Revolving (a)	$13,307	$—

Senior Debt - Term (a)	$1,361	$—
Subordinated Debt (b)	27,593	—
Other (b)	1,400	—
Senior Debt - pre-existing (b)	—	70,077

	30,354	70,077

Less current portion	2,967	70,077

	$27,387	$—

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

Although the revolving credit facility has a three-year term, expiring in 2007, and the Company believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility at July 4, 2004 as a current liability in accordance with the provisions set forth in Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as a long-term liability, amounting to $13,307 at July 4, 2004, have been reclassified to a current liability.

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

Pursuant to the letter of understanding, should the Company elect to change to the springing lock-box arrangement, availability under the facility may be reduced by the eligible inventory. The Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2,500 or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

The letter of understanding, although signed subsequent to the third quarter of 2004, qualified as a refinancing of the revolving credit facility in effect at the end of the third quarter of 2004 and as such, the debt was classified as long-term at October 3, 2004. The Company has the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses at the end of the third quarter of 2004, the debt was classified as long-term.

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

(d) Reverse Stock Split.

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

6.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Numerator:
Net earnings (loss) from continuing operations	$140	$(36,405)	$93	$(36,072)
Net earnings (loss)	977	(39,855)	930	(39,823)

Denominator:
Weighted average shares - basic	9,064,497	5,737,956	7,365,457	5,737,956
Effect of dilutive securities:
Employee stock options	—	—	2,211	—
Warrants	3,297	—	11,132	—

Weighted-average shares – diluted	9,067,794	5,737,956	7,378,800	5,737,956

Earnings (loss) per share:
Basic and diluted, from continuing operations	$0.02	$(6.35)	$0.01	$(6.29)
Basic and diluted	$0.11	$(6.95)	$0.13	$(6.94)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

6.	Earnings (loss) per share (continued):

For the three months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 167,294 options and 22,241,988 warrants (representing the right to purchase 1,113,397 shares of common stock and 3,335,000 exchangeable shares), as the effect would have been anti-dilutive. For the six months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 124,294 options and 22,202,811 warrants (representing the right to purchase 1,105,562 shares of common stock and 3,335,000 exchangeable shares), as the effect would have been anti-dilutive.

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

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Geographic revenue:
United States	$49,620	$57,275	$101,838	$122,105
Canada	2,563	6,938	5,545	16,034
Europe	3,316	2,611	6,046	6,001
Asia	5,683	1,779	8,958	3,613
Mexico	5,124	2,143	13,342	4,494

	$66,306	$70,746	$135,729	$152,247

			July 4, 2004	December 31, 2003
Long-lived assets:
United States			$10,815	$11,767
Canada			2,072	2,810
Mexico			15,124	16,228

			$28,011	$30,805

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 4, 2004 and June 29, 2003

(Unaudited)

9.	Restructuring and other charges (continued):

There were no restructuring and other charges related to the 2001 Plan recorded during the six months ended July 4, 2004 and June 29, 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

	Accrual at April 4, 2003	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2,719	$(154)	$2,565

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

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	$—	$3,766	$—	$8,265
Earnings (loss) from discontinued operations	460	(3,450)	460	(3,751)

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

11.	Subsequent Events:

(a) In October 2004, the Company settled a legal suit related to a facility lease in Monterrey, Mexico. A recovery of $1,694 was recorded in the three months ending October 3, 2004 to adjust the provision recorded to the amount of the settlement.

(b) During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan. This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as its primary assembly operation offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, the Company recorded severance charges of $1,026 in the three months ending October 3, 2004 relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1,000 related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004.

(c) During the third quarter of 2004, the Company settled a claim in its favour for net proceeds of $1,822, related to a four year dispute over obsolete inventory with a former customer.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Revenue	$66.3	$70.7	$135.7	$152.2
Cost of sales	59.0	66.0	121.5	139.5

Gross profit	7.3	4.7	14.2	12.7
Selling, general and administrative expenses (a)	4.2	4.8	8.5	9.5
Amortization	1.1	1.0	2.3	1.9
Restructuring charges (adjustments) (a)	—	(0.4)	—	(0.1)

Operating earnings (loss)	2.0	(0.7)	3.4	1.4
Interest	1.2	1.3	2.5	2.8

Earnings (loss) before income taxes and discontinued operations	0.8	(2.0)	0.9	(1.4)
Income tax expense (b)	0.6	34.4	0.8	34.6

Earnings (loss) from continuing operations	0.2	(36.4)	0.1	(36.0)
Earnings (loss) from discontinued operations (c)	0.8	(3.5)	0.8	(3.8)

Earnings (loss)	1.0	(39.9)	$0.9	$(39.8)

Earnings (loss) per common share (d):

Basic earnings (loss) per share from continuing operations	$0.02	$(6.35)	$0.01	$(6.29)
Earnings (loss) per share from discontinued operations	0.09	(0.60)	0.12	(0.65)

Basic earnings (loss) per share	$0.11	$(6.95)	$0.13	$(6.94)
Diluted earnings (loss) per share	$0.11	$(6.95)	$0.13	$(6.94)

Weighted average number of shares outstanding (d):
Basic	9.1	5.7	7.4	5.7
Diluted	9.1	5.7	7.4	5.7

(a)	The Company recorded other charges of $0.3 million during the six months ended July 4, 2004 relating to proceeds received from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses. Refer to note 9 to our July 4, 2004 interim consolidated financial statements.

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

Although the revolving credit facility has a three-year term, expiring in 2007, and the Company believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility at July 4, 2004 as a current liability in accordance with the provisions set forth in Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as a long-term liability, amounting to $13,307 at July 4, 2004, have been reclassified to a current liability.

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

Pursuant to the letter of understanding, should the Company elect to change to the springing lock-box arrangement, availability under the facility may be reduced by the eligible inventory. The Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2,500 or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

The letter of understanding, although signed subsequent to the third quarter of 2004, qualified as a refinancing of the revolving credit facility in effect at the end of the third quarter of 2004 and as such, the debt was classified as long-term at October 3, 2004. The Company has the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses at the end of the third quarter of 2004, the debt was classified as long-term.

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

There were no restructuring and other charges related to the 2001 Plan recorded during the second quarters of 2004 and 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2.7	$(0.1)	$2.6

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at April 4, 2004	Cash payments	Accrual at July 4, 2004
US	$0.5	$(0.1)	$0.4
Canada	2.2	—	2.2

	$2.7	$(0.1)	$2.6

In October 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. A recovery of $1.7 million was recorded in the third quarter of 2004 to adjust the provision to the amount of the settlement.

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

$(0.4)

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

2004 plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan, to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, in the third quarter of 2004, the Company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1.0 million related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004. Also, during the third quarter of 2004, the Company settled a claim in its favour for net proceeds of $1.8 million, related to a four year dispute over obsolete inventory with a former customer.

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

There were no restructuring and other charges related to the 2001 Plan recorded during the first six months of 2004 and 2003.

The following table details the related amounts included in accrued liabilities as at July 4, 2004 relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
Lease and other contract obligations	$2.9	$(0.3)	$2.6

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)	Accrual at December 31, 2003	Cash payments	Accrual at July 4, 2004
US	$0.7	$(0.3)	$0.4
Canada	2.2	—	2.2

	$2.9	$(0.3)	$2.6

In October 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. A recovery of $1.7 million was recorded in the third quarter of 2004 to adjust the provision to the amount of the settlement.

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

$(0.1)

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

2004 plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continues to execute its transformation plan, to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. The Company’s Markham, Ontario facility will become the technical centre of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production and will continue to manufacture low volume, high complexity printed circuit board assemblies. The Company’s Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation offering customers high quality services in a highly efficient, cost effective site. As the result of operational and administrative changes, in the third quarter of 2004, the Company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively, and expects to incur further restructuring charges of approximately $1.0 million related to a layoff of further employees, and relocation and transition costs during the fourth quarter of 2004. Also, during the third quarter of 2004, the Company settled a claim in its favour for net proceeds of $1.8 million, related to a four year dispute over obsolete inventory with a former customer.

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

Although the revolving credit facility has a three-year term, expiring in 2007, and the Company believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility at July 4, 2004 as a current liability in accordance with the provisions set forth in Emerging Issues Task Force 95-22 Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). EITF 95-22 requires revolving credit agreements with a required lock-box arrangement that include subjective acceleration clauses to be classified as current liabilities. Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as a long-term liability, amounting to $13,307 at July 4, 2004, have been reclassified to a current liability.

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

Pursuant to the letter of understanding, should the Company elect to change to the springing lock-box arrangement, availability under the facility may be reduced by the eligible inventory. The Company will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2,500 or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default. Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next twelve months however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

The letter of understanding, although signed subsequent to the third quarter of 2004, qualified as a refinancing of the revolving credit facility in effect at the end of the third quarter of 2004 and as such, the debt was classified as long-term at October 3, 2004. The Company has the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses at the end of the third quarter of 2004, the debt was classified as long-term.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In connection with the Recapitalization Transaction, we entered into a debt and warrant exchange agreement with our pre-existing lenders on June 1, 2004. Under the terms of that agreement, we issued to our pre-existing lenders 11,166,947 shares of our common stock and 11,166,947 warrants (each warrant being exercisable for one-tenth of one share of our common stock) in exchange for $10 million of debt we owed to the pre-existing lenders. The warrants are certificated in the form included in Exhibit 10.44 to Pre-effective Amendment No. 1 to Form S-1 (file no. 333-115400) filed with the SEC on June 25, 2004. The exercise price at which shares of common stock are purchasable upon the exercise of warrants is $6.90 per share. The warrants are immediately exercisable and expire on March 4, 2009. The issuance of the shares of common stock and the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). The recipients of the warrants included only accredited investors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting on May 20, 2004.

(b) At the annual meeting, stockholders elected Messrs. Blair Hendrix and John Caldwell as directors. Messrs. Mark Benham, William Brock, Stephen Adamson, Thomas Cowan and Ian Loring continued serving their terms of office as directors after the annual meeting.

(c) Results of annual meeting votes (after giving effect to the October 4, 2004 one for five reverse stock split):

		For	Against	Abstain	Broker Non-votes
Proposal
(1)	To approve a private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors.	3,165,610	24,034	9,335	1,164,231
(2)	To approve an agreement with SMTC’s current lenders to repay a portion of SMTC’s existing debt and restructure a portion of SMTC’s existing debt.	3,163,982	19,028	15,969	1,164,231
(3)	To approve an amendment to SMTC’s Certificate of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 26,000,000.	3,151,273	38,817	8,889	1,164,231
(4)	To approve an amendment to SMTC’s Certificate of Incorporation to effect a reverse stock split of SMTC’s outstanding common stock by a ratio within one for three and one for five, to be set by the Board of Directors in its discretion.	4,291,811	55,345	16,054	0
(5)	To approve an amendment to the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan.	3,042,088	142,547	14,344	1,164,231

		For	Withheld
(6)	To elect as director John Caldwell to hold office until the 2007 annual meeting of stockholders.	4,179,274	183,937
(7)	To elect as director Blair Hendrix to hold office until the 2007 annual meeting of stockholders.	4,180,084	183,127

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

10.1	Execution Copy of Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries.

10.2	Employment Letter dated June 24, 2004 between Jane Todd and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

(b) Reports on Form 8-K:

•	Current Report on Form 8-K dated May 17, 2004 (filed May 19, 2004) furnishing under Items 7 and 12 a press release announcing the Company’s financial results for the Company’s first quarter ended April 4, 2004 and a transcript of a teleconference announcing the Company’s financial results for the Company’s first quarter ended April 4, 2004;

•	Current Report on Form 8-K dated May 21, 2004 (filed May 26, 2004) furnishing under Items 5 and 7 a press release announcing receipt of approval from the Company’s stockholders for the Recapitalization Transaction;

•	Current Report on Form 8-K dated June 1, 2004 (filed June 3, 2004) furnishing under Items 5 and 7 a press release announcing the completion of the Recapitalization Transaction; and

•	Current Report on Form 8-K dated June 29, 2004 (filed June 30, 2004) filing under Item 5 updating Note 20 to the Company’s consolidated financial statements for the year ended December 31, 2003, adding Note 11 to the Company’s consolidated financial statements for the fiscal quarter ended April 4, 2004 and updating KPMG LLP’s audit report covering the December 31, 2003 financial statements, all to reflect the approval and closing of the Recapitalization Transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 24, 2004

EXHIBIT INDEX

Exhibit Number	Document
10.1	Execution Copy of Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries.

10.2	Employment Letter dated June 24, 2004 between Jane Todd and SMTC Corporation.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 24, 2004.