Form 10-K
period 2004-12-31
SMTC CORP
filed 2005-04-15
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $28,000,000 on July 2, 2004, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on July 2, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 13, 2005, SMTC Corporation had 9,170,619 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of April 13, 2005, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,470,714 exchangeable shares outstanding, excluding 2,477,597 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

Item 1:    Business

BUSINESS

Overview

SMTC Corporation (“We” or “SMTC” or the “Company”) provides advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through five manufacturing and technology centers strategically located in key technology and cost-effective corridors in the United States, Canada and Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support.

We have customer relationships with industry leading OEMs such as IBM, EMC² and Ingenico. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services that allow our customers to focus on their core competencies of sales, marketing and research and development. We seek to grow our business through the addition of new, high quality customers and the expansion of our activity with existing customers.

We believe that our key competitive advantages include our strategic partnership approach to working with customers, flexibility and responsiveness, track record of quality and performance, our commodity management capabilities, leading edge equipment and processes that are consistent from site to site, a customer-focused team-based approach, global supply chain management capabilities and web-based systems that electronically link us with our customers and suppliers in real time, enhancing our supply chain management capabilities.

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

Due to the continuing economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. During 2003, we closed sites in Donegal, Ireland, Austin, Texas, Charlotte, North Carolina and sold our Appleton, Wisconsin manufacturing operations.

In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stakeholder stabilization initiatives, strategy development and organizational renewal. Through 2004 we initiated and executed on each component of the plan including a recapitalization consisting of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of the Company’s pre-existing debt and restructure the balance of the Company’s pre-existing debt. We refer to the recapitalization in this report as the “Recapitalization Transaction.” The Recapitalization Transaction was completed and closed on June 1, 2004.

Other initiatives involved redefining the mandate of the Markham site as the Company’s technical center of excellence, shifting higher volume production to our Chihuahua site, installation of a new senior management team and development of several new strategic marketing and sales programs.

Industry Background

The EMS industry provides manufacturing services to OEMs in the electronics marketplace. We believe the EMS market is returning to growth, fueled by the increased outsourcing of manufacturing by OEMs, by OEMs’ need for increasing flexibility to respond to rapidly changing markets, technologies and accelerating product life cycles and to lower total cost. We believe that OEMs decide to outsource manufacturing to take advantage of the technology and manufacturing expertise of EMS companies, eliminate manufacturing overhead, reduce time-to-market of products, improve supply chain efficiency, and access worldwide cost effective, high quality manufacturing capabilities.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers that can provide a total service solution on a national or global basis, to lower costs and improve end-to-end efficiencies.

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

SMTC Capabilities and Performance

SMTC has developed and implemented unique operating models and management systems to offer greater customer responsiveness, efficiency, flexibility and cost effectiveness. The goal is to provide a higher level of accountability to customers and an enhanced capability to exceed their expectations. Our customers benefit from the following capabilities and performance:

Performance.    SMTC defines its performance by the standards and performance metrics of its customers. We bring a strong record of quality and one time delivery at a highly competitive cost.

Understanding the Customer.    A hallmark of SMTC’s customer partnership model is to maintain a detailed understanding of its customers’ businesses including key goals, strategies and manufacturing requirements. We pride ourselves in working closely with our customers at all organizational levels to respond quickly and effectively to changing conditions allowing our customers to capitalize on opportunities.

Operational Footprint.    SMTC’s full range of capabilities and operational footprint are well suited for highly cost competitive medium volume and high mix manufacturing.

Capacity and Scalability.    SMTC’s approach to capacity planning and scalability is to retain a large footprint in key locations, configured with a capital equipment base that can quickly be adjusted and optimized through variability in shift labor. This allows us to expand rapidly in a cost effective manner to meet changes in customer demand.

Consistent Manufacturing Methods.    All of SMTC’s sites operate under the same model with identical systems, processes and equipment. This enables customers to seamlessly transfer their production to alternative sites to reduce costs and respond to shifts in demand.

Commodity Management.    SMTC’s Commodity Management Group provides customers with product life cycle analysis identifying high risk components due to obsolescence or technology upgrades and provides recommendations to maintain a continuous production flow.

Automated Management Methods and Tools.    SMTC has a web-based system through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with its customers and suppliers. This system accelerates the timeliness and effectiveness of decision making and the efficiency and flexibility with which SMTC can respond to customers experiencing unexpected market fluctuations. SMTC employs state of the art quality assurance systems, manufacturing process planning and continuous improvement methodologies.

Supply Chain Management.    SMTC works with its customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. These systems focus on minimizing the risk of inventory shortfalls or excesses and improve overall cost effectiveness.

SMTC Strategy

Our objective is to create increasing long term value to our stockholders through restoration of sustained profitability and growth. A cornerstone to SMTC’s strategy is to provide OEM customers worldwide a complete EMS solution, offering the advantages of electronics outsourcing, such as access to advanced manufacturing technologies, reduced costs and faster time-to-market. Our key strategies include:

Provide Outstanding Customer Service and Performance.    Customer retention and acquisition require solid day-in day-out operational performance that provides customers with high quality manufacturing and systems integration services and on-time delivery at a competitive price. Key competitive differentiators include high customer responsiveness and flexibility, a strong customer partnership model and direct senior management involvement. We define our mission as acting as a true partner with our customers, and we take a thoughtful, strategic approach to understanding each customer’s goals, strategies, operations and products to provide a better overall service. SMTC’s senior executive team is involved in all stages with our customers, from objective setting, transition planning, implementation and program monitoring.

Focus on Well Defined Customer Markets.    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. Customers with unique medium volume to high mix production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities.

Provide Advanced Technological Capabilities and Comprehensive Service Offerings.    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in leading-edge assembly and logistics technologies, as well as our investment in design, engineering and test capabilities, we are able to supply our customers a variety of advanced design and manufacturing solutions. These capabilities include micro ball grid arrays, complex circuitry layouts, manufacturing and testing of wireless products and manufacturing of ethernet cards, among others. Additionally, building on our integrated engineering and manufacturing capabilities, we provide our customers with services ranging from initial product design and prototype production to final product assembly, test and distribution directly to our and their customers. We believe that this provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is cost effective.

Maintain a Competitive, Scalable Cost Structure.    We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but also is both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization.

Our Services

Our full range of value-added supply chain services spans the entire electronic product life cycle from new product introduction and development through to maturity and end of life and includes product design, procurement, prototyping, cable and harness interconnect, high precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after-sales support. More specifically, our services include:

Product Development.    We provide services across the entire product life cycle including product design, prototyping, qualification testing, value and sustaining engineering through product end of life.

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

Our Customers

We target OEMs primarily in the industrial, enterprise computing and networking, and communications sectors. Revenue in 2004 was attributed to the following industry sectors: 56.5% from industrial, 30.5% from enterprise computing and networking, and 13.0% from communications. We have focused on developing relationships with a larger number of industrial customers to reduce exposure to the volatility of certain electronics sectors.

We have customer relationships with industry leading OEMs such as IBM, EMC² and Ingenico. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

• High-end storage devices	• Currency recognition systems

• Mid-range servers	• Point of sale terminals

• Various networking equipment	• Voice messaging equipment

• Electronic dispensing systems	• Semiconductor production and test equipment

Marketing and Sales

We market our services through a focused strategy that emphasizes our competitive differentiators in servicing our customers. In addition to developing relationships with established industry leading OEMs, we also target selected emerging companies. We target prospective customers in a range of sectors including industrial, enterprise computing and networking, and communications markets. We are focused on building relationships with customers that require a volume of production that complements our customer-focused approach and supply chain offerings. We position the Company to be highly responsive and flexible with strong focus on customer attention from the executive level to the factory floor. Our strongest marketing tool is customer references, which we believe are earned by a history of solid performance.

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

Supply Chain Management

We believe that the basis of true collaboration is seamless integration across the enterprise-wide system, encompassing the customers’ worldwide facilities, our manufacturing sites, and our suppliers. We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to efficiently plan, purchase, expedite and warehouse components and materials. The systems and processes we currently employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to our customers or their end-customers.

We believe that to continue to offer our customers leading services, we must work with our customers and suppliers to create virtual enterprises, sharing information and making joint decisions to ensure a fast and cost-effective response to the market. Through a web-based user interface, our customers and suppliers have direct access to our supply chain management database and dynamic planning tools that allow “what if” analysis. Customers are able to monitor the availability and supply of component parts in real time. Communication is streamlined throughout the supply chain, allowing our customers to receive timely feedback and allowing us to receive real time input from our suppliers.

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

Our Suppliers

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2004 we purchased approximately $175 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

During 2004, approximately 10.8% and 10.1% of our total purchases were from Scriptel and Avnet, respectively. No other supplier represented greater than 10% of our total purchases.

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

Recent Developments

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common stock whereby every five shares of common stock were exchanged for one common share, resulting in 7,775,181 common shares outstanding on such date. The number of authorized shares of common stock of the Company was also reduced from 130 million to 26 million shares. The Company’s subsidiary, SMTC Manufacturing Corporation of Canada, completed a reverse stock split of its issued and outstanding exchangeable shares whereby every five exchangeable shares were exchanged for one exchangeable share, resulting in 6,866,152 exchangeable shares outstanding on such date. Each exchangeable share continues to be exchangeable for one share of common stock following the reverse stock split. All share amounts and per share amounts and all information relating to stock options and warrants in this Annual Report have been retroactively adjusted to reflect the reverse stock split, unless otherwise stated.

Employees

As of December 31, 2004, we employed approximately 921 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2004, our only unionized employees were at our Mexico facility (539 employees). We have never experienced a work stoppage or strike and believe we have sound employee relations.

Our Structure and Our History

The SMTC family of companies includes the following companies, with their jurisdictions of incorporation or organization in parentheses:

SMTC Corporation (Delaware)

HTM Holdings, Inc. (Delaware)

940862 Ontario Inc. (Ontario, Canada)

Qualtron, Inc. (Massachusetts)

Radio Componentes de Mexico, S.A. de S.V. (Mexico)

SMTC de Chihuahua S.A. de C.V. (Mexico)

SMTC Ireland Company (Ireland)

SMTC Manufacturing Corporation of California (California)

SMTC Manufacturing Corporation of Canada (Ontario, Canada)

SMTC Manufacturing Corporation of Colorado (Delaware)

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

On December 14, 2004, SMTC Manufacturing Corporation of Texas (“SMTC Texas”) filed a voluntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Texas.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Item 2:    Properties

Facilities

We conduct our operations within approximately 497,500 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures and the Appleton facility where we perform design engineering services. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Toronto, Ontario	100,000	Leased
San Jose, California	37,500	Leased
Boston, Massachusetts	150,000	Leased
Appleton, Wisconsin	10,000	Leased
Chihuahua, Mexico	200,000	Owned

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

Item 4:    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock began trading on The Nasdaq National Market under the symbol SMTX on July 21, 2000. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock as reported on Nasdaq, adjusted to take into account the one-for-five reverse stock split implemented in October 2004. On April 13, 2005, the Company’s common stock closed at $1.16 per share and had a high price of $1.25 and a low price of $1.09 on that date.

	2003
	High	Low
First Quarter	$7.00	$4.75
Second Quarter	5.05	3.10
Third Quarter	4.60	2.00
Fourth Quarter	9.75	3.40

	2004
	High	Low
First Quarter	$7.50	$3.30
Second Quarter	4.65	2.50
Third Quarter	3.20	1.40
Fourth Quarter	2.98	1.20

As of April 13, 2005, there were approximately 83 holders of record of the Company’s common stock.

As of April 13, 2005, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 9,170,619 shares were issued and outstanding, and 5,000,000 authorized shares of preferred stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of April 13, 2005, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,470,714 exchangeable shares outstanding, excluding 2,477,597 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation. During the period from December 31, 2004 and April 13, 2005, 1,188,839 exchangeable shares were exchanged for common shares.

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

Selected Financial Data

The selected financial data includes the following:

•	The results of operations and other financial data for 2000 include a full year of results for HTM, Surface Mount and W.F. Wood and the results for Qualtron from November 22, 2000 through

December 31, 2000. Pensar is included in the results from July 27, 2000 through December 31, 2000 but is characterized as discontinued operations.

•	The results of operations and other financial data for 2001, 2002, 2003 and 2004 include a full year of results for HTM, Surface Mount, W.F. Wood and Qualtron. Pensar is included in the results but is characterized as discontinued operations.

On March 10, 2005 we issued a press release announcing our financial results for our fourth quarter and year ended December 31, 2004, a copy of which was attached to our Form 8-K, filed on March 14, 2005. The results of operations and other financial data for 2004 differs from our press release due to additional liabilities recorded subsequent to our press release date related to the resolution and advancement of certain legal matters.

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in note 18 to our consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million is recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment is recognized in earnings during 2002. There were no Canadian GAAP differences in 2003. In 2004, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. Under US GAAP, companies are required to calculate and disclose pro forma information related to fair value of stock-based compensation but they are not required to record a related compensation expense. Under Canadian GAAP, an adjustment of $0.3 million to increase the opening deficit with an offsetting adjustment to paid-in capital, and a compensation expense of $0.3 million would be recorded in 2004. The Emerging Issues Committee issued “Exchangeable Securities Issued by subsidiaries of Income Trusts”, Abstract of Issues Discussed, EIC 151 (“EIC-151”) in January 2005, which was further amended in March 2005. This pronouncement is effective for periods ending on or after June 30, 2005 and requires certain exchangeable securities to be presented as liabilities or minority interest rather than within equity. EIC-151 also addresses the measurement and conversion of exchangeable securities, and their treatment for purposes of calculating earnings per share. The Company is currently assessing the impact of this new pronouncement.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
Revenue	$735.1	$528.1	$525.2	$306.1	$244.6
Cost of sales, including restructuring and other charges (a)	670.1	557.6	504.9	279.5	221.6

Gross profit (loss)	65.0	(29.5)	20.3	26.6	23.0
Selling, general and administrative expenses, including other charges (a)	31.3	38.8	24.2	18.8	16.0
Amortization, including other charges (a)(b)	6.2	9.5	2.5	4.1	2.3
Restructuring and other charges, including the write-down of intangible assets (a)	—	41.8	30.4	1.0	(0.1)

Operating earnings (loss)	27.5	(119.6)	(36.8)	2.7	4.8
Interest	13.8	9.3	8.3	5.1	4.5
Debt extinguishment cost (c)	4.3	—	—	—	—

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy (b)	9.4	(128.9)	(45.1)	(2.4)	0.3
Income taxes (recovery) (d)	5.0	(28.8)	(1.2)	35.0	0.5

Earnings (loss) from continuing operations	4.4	(100.1)	(43.9)	(37.4)	(0.2)
Earnings (loss) from discontinued operations (e)	(0.8)	(4.7)	(8.5)	(2.4)	0.8
Cumulative effect of a change in accounting policy (b)	—	—	(55.6)	—	—

Earnings (loss)	$3.6	$(104.8)	$(108.0)	$(39.8)	$0.6

Earnings (loss) per share (f):
Basic earnings (loss) per share from continuing operations	$1.74	$(17.50)	$(7.65)	$(6.51)	$(0.02)
Earnings (loss) per share from discontinued operations (e)	(0.36)	(0.82)	(1.48)	(0.42)	0.07
Loss per share from the cumulative effect of a change in accounting policy (b)	—	—	(9.69)	—	—

Basic earnings (loss) per common share	$1.38	$(18.32)	$(18.82)	$(6.93)	$0.05
Diluted earnings (loss) per common share	$1.32	$(18.32)	$(18.82)	$(6.93)	$0.05

Weighted average number of common shares outstanding (f):
Basic	2.6	5.7	5.7	5.7	10.9
Diluted	2.7	5.7	5.7	5.7	10.9

(a)	2001 Charges:

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

2003 Charges:

During 2003, the Company recorded a net restructuring and other charge of $1.0 million, consisting of a net adjustment to previously recorded charges related to the 2001 Plan and the 2002 Plan of $0.3 million and additional charges incurred during 2003 of $1.3 million. During 2003, the Company also recorded an adjustment to other charges of $0.1 million, included in selling general and administrative expenses.

2004 Charges:

During 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”) and recorded restructuring charges related to severance costs of $1.5 million. The Company also recorded adjustments to previously recorded restructuring charges related to the 2001 Plan and the 2002 Plan of $3.8 million, an additional severance charge of $0.4 million related to the 2002 Plan, and net other charges of $0.3 million.

Adjustments to previously recorded restructuring charges of $1.8 million and other net charges of $0.6 million are included in cost of sales for fiscal year 2004. An adjustment to previously recorded other charges of $0.3 million are included in selling, general and administrative expenses for fiscal year 2004.

(b)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001. Refer to note 2(q) to our consolidated financial statements. Refer to note 18 to our consolidated financial statements for a description of differences between United States GAAP and Canadian GAAP.

(c)	Debt extinguishment cost of $4.3 million in 2000 arises from debt prepayment penalties of $0.3 million, the write-off of unamortized debt financing fees of $2.9 million and the write off of the value of the warrants issued in excess of the proceeds received of $1.1 million.

(d)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for deferred tax assets. Refer to note 8 to our consolidated financial statements.

(e)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Company recorded a loss on disposal of $0.2 million, which has been included in the loss from discontinued operations during fiscal year 2003. Refer to note 17 to our consolidated financial statements.

In February, 2002 the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. Refer to note 17 to our consolidated financial statements.

(f)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	Year Ended
	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
Cash	$2.7	$12.1	$0.4	$0.2	$—
Working capital (deficiency)	188.3	75.3	(8.2)	(55.2)	12.4
Total assets	547.5	341.4	191.0	108.8	92.7
Total debt, including current maturities	118.0	122.8	82.6	70.1	33.9
Shareholders’ equity (deficiency)	228.5	124.7	18.0	(21.3)	14.1
Capital expenditures	25.7	19.1	2.8	0.2	0.3
Cash flows from operating activities	(104.9)	28.3	34.8	5.5	5.1
Cash flows from financing activities	159.1	0.2	(44.1)	(8.9)	(5.0)
Cash flows from investing activities	(53.6)	(19.2)	(2.4)	3.3	(0.3)

Quarterly Results

On March 10, 2005 we issued a press release announcing our financial results for our fourth quarter and year ended December 31, 2004, a copy of which was attached to our Form 8-K, filed on March 14, 2005. The results of operations and other financial data for 2004 differs from our press release due to additional liabilities recorded subsequent to our press release date related to the resolution and advancement of certain legal matters.

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2004. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2003 and 2004. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarter Ended
	Mar 30, 2003	June 29, 2003	Sept 28, 2003	Dec 31, 2003	Apr 4, 2004	July 4, 2004	Oct 3, 2004	Dec 31, 2004
Revenue	$81.4	$70.8	$77.0	$76.9	$69.4	$66.3	$60.9	$48.0
Gross profit (a)	7.8	4.8	8.1	5.9	6.9	7.3	7.3	1.5
Earnings (loss) from continuing operations (b)	0.3	(36.4)	1.3	(2.6)	(0.1)	0.2	2.9	(3.2)
Earnings (loss) (b)	0.0	(39.8)	2.6	(2.6)	(0.1)	1.0	2.9	(3.2)
Earnings (loss) per share from continuing operations (c)	$0.06	$(6.34)	$0.23	$(0.45)	$(0.01)	$0.02	$0.20	$(0.22)
Weighted average number of shares outstanding — diluted (c)	5.7	5.7	5.7	5.7	5.7	9.1	14.6	14.6

(a)	Includes a recovery of a previously recorded restructuring charge of $1.8 million for the quarter ended October 3, 2004 and net other charges of $0.6 million for the quarter ended December 31, 2004.

(b)	Includes restructuring and other charges of $0.3 million and $1.1 million for the quarters ended March 30, 2003 and December 31, 2003, respectively, adjustments to previously recorded restructuring charges of $0.4 million for the quarter ended June 29, 2003 and adjustments to previously recorded other charges of $0.1 million for the quarter ended December 31, 2003. Includes an adjustment to previously recorded other charges of $0.3 million for the quarter ended April 4, 2004, a net recovery of previously recorded restructuring charges of $2.5 million for the quarter ended October 3, 2004, a net restructuring charge of $0.5 million for the quarter ended December 31, 2004 and net other charges of $0.6 million for the quarter ended December 31, 2004.

(c)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

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

Overview

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through five manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

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

In early 2004, we initiated a transformation plan designed to restructure, refinance and restore profitability and growth. The transformation plan has several components, including operational optimization, refinancing, strategy development and organization renewal.

During the third quarter of 2004, we announced changes to our manufacturing operations to provide greater focus on new customer and new product introduction and technical activities, improve capacity utilization, align our cost structure to expected revenue, and to remain profitable on a sustained basis. Our Markham, Ontario site has become the Company’s technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also will continue to manufacture low volume, high complexity printed circuit board assemblies. Our Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Franklin, Massachusetts and San Jose, California will continue to specialize in high precision metal manufacturing and system integration activities. Similarly, our engineering design services capability will continue as will our manufacturing relationship with China based Alco Electronic.

In addition, during the third quarter of 2004, we continued to streamline our overhead, selling, general and administrative structure to improve productivity and customer responsiveness and to provide greater focus on key market segments. As a result of operational and administrative changes, we recorded restructuring charges of $1.0 million during the third quarter of 2004 related to severance charges and further charges of approximately $0.9 million as we continued to execute our transformation plan in the fourth quarter of 2004.

In the first and second quarters of 2004, our priority was refinancing to strengthen our balance sheet by lowering total indebtedness, restructuring a major portion of remaining debt into longer terms and establishing a new revolving credit facility. On June 1, 2004, we completed the Recapitalization Transaction, which consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Congress Financial Corporation and its affiliates. The following summary briefly describes the material terms of the Recapitalization Transaction.

Private Placement of Equity Securities (share amounts adjusted to reflect reverse stock split)

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers comprised of Orion Securities Inc., CIBC World Markets Inc., GMP Securities Limited and RBC Dominion Securities Inc. (collectively, the “Underwriters”) of 33,350,000 Special Warrants of SMTC Canada (each a “Special Warrant” and, collectively, the “Special Warrants”) to qualified investors at a price of C$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of C$40.02 million, C$37.3 million net of underwriting expenses, or approximately US$29.9 million, US$27.6 million net of underwriting expenses, based on the exchange rate on March 3, 2004 (the “Offering”). While we completed the Offering of Special Warrants on March 3, 2004, the Special Warrants and the net proceeds from the Offering were held in escrow until June 1, 2004, until all conditions to release were satisfied. Proceeds were used for debt reduction and to fund working capital.

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

The Congress Credit Facility included the following terms:

•	The borrowing base for the revolving loan facilities provided by Congress is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The revolving loan facility originally required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding.

•	The Congress Credit Facility includes a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA and subjective acceleration clauses which would allow Congress to forego additional advances should they determine certain conditions exist, including those resulting in a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The Company was required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. In March 2005, the Company and Congress signed an amendment to the Congress Credit Facility (the “March 2005 Amendment”) which amended the EBITDA covenant for the year ended December 31, 2004 to $10.0 million, and on a consolidated rolling four quarter basis, amended the EBITDA covenant for the first, second, third and fourth quarters of fiscal year 2005 to $6.5 million, $5.0 million, $5.0 million and $8.0 million, respectively. Thereafter, the Company will be required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis. See March 2005 Amendments below.

•	The Congress Credit Facility is secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Congress ranks senior to any security interest in the Pre-existing Lenders.

•	The Congress Credit Facility includes representations, warranties, covenants and events of default that are customary for asset based credit facilities.

The Company drew approximately $12.5 million under the Congress Credit Facility at the closing of the Recapitalization Transaction on June 1, 2004.

On November 16, 2004, the Company, together with Congress, executed a letter of understanding amending the terms of the revolving credit facility. The letter of understanding provided that, at the Company’s option, the Company could elect to use a “springing lock-box” arrangement whereby remittances from customers would be forwarded to the Company’s general bank rather than the lock-box arrangement, as previously required, where all customer remittances were swept daily to reduce the borrowings outstanding.

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

In March 2005, the Company and Congress signed amendments to the Congress facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at December 31, 2004.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

Certain Effects of the Recapitalization Transaction

Upon the closing of the Recapitalization Transaction, SMTC’s overall indebtedness was decreased by approximately $37.5 million. As of July 4, 2004, SMTC’s aggregate indebtedness under the Credit Facilities was $43.7 million.

The following table sets forth the shares of SMTC’s common stock (including shares of common stock issuable upon exchange of outstanding exchangeable shares of our subsidiary SMTC Canada) outstanding immediately prior to the closing of the Recapitalization Transaction, after the closing of the Recapitalization Transaction and after the exercise of the warrants underlying the Special Warrants and the warrants that were issued to our Pre-existing Lenders, after giving effect to the one-for-five reverse stock split:

	Common Shares	Exchangeable Shares	Total
Existing stockholders as at May 28, 2004, after the effect of the reverse stock split	4,875,144	862,812	5,737,956
Shares issued in connection with the exercise of the Special Warrants, after the effect of the reverse stock split	—	6,670,000	6,670,000
Shares issued to Pre-existing Lenders in exchange for debt, after the effect of the reverse stock split	2,233,389	—	2,233,389

Total shares outstanding post closing of Recapitalization Transaction, after the effect of the reverse stock split	7,108,533	7,532,812	14,641,345
Exchangeable shares issuable upon exercise of the warrants, after the effect of the reverse stock split	—	3,335,000	3,335,000
Common stock issuable to Pre-existing Lenders upon exercise of warrants, after the effect of the reverse stock split	1,116,698	—	1,116,698

Total shares outstanding post closing at June 1, 2004, after the effect of the reverse stock split (a)	8,225,231	10,867,812	19,093,043

(a)	Assumes that all warrants are exercised and that no options are exercised.

Corporate History

SMTC Corporation is the result of the July 1999 combination of Surface Mount and HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. On July 27, 2000, we consummated an initial public offering of

1,325,000 shares of our common stock and 875,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 330,000 shares of common stock upon exercise of the underwriters’ over-allotment option. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts. In fiscal 2001, we closed our facilities in Denver, Colorado and Haverhill, Massachusetts. In fiscal 2002, we closed our facility in Cork, Ireland. In fiscal 2003, we closed our facilities in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold the majority of our operations in Appleton, Wisconsin.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the consolidated financial statements. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There are no Canadian GAAP differences in 2003. In 2004, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. Under US GAAP, companies are required to calculate and disclose pro forma information related to fair value of stock-based compensation but they are not required to record a related compensation expense. Under Canadian GAAP, a compensation expense of $0.3 million would be recorded as an expense.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2002	December 31, 2003	December 31, 2004
Revenue	100.0%	100.0%	100.0%
Cost of sales (includes restructuring charges of $6.5 million and other charges of $0.9 million for the year ended December 31, 2002 and a recovery of previously recorded restructuring charges of $1.8 million and net other charges of $0.6 million for the year ended December 31, 2004)	96.1	91.3	90.6

Gross profit (loss)	3.9	8.7	9.4
Selling, general and administrative expenses (includes other charges of $1.0 million for the year ended 2002 and adjustments to previously recorded other charges of $0.1 million and $0.3 million, respectively, for the years ended December 31, 2003 and December 31, 2004)	4.6	6.1	6.5
Amortization (includes other charges of $0.2 million for the year ended December 31, 2002)	0.5	1.3	0.9
Restructuring and other charges, including the write-down of intangible assets	5.8	0.3	—

Operating earnings (loss)	(7.0)	0.9	2.0
Interest	1.6	1.7	1.9

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(8.6)	(0.8)	0.1
Income taxes (recovery)	(0.2)	11.4	0.2

Earnings (loss) from continuing operations	(8.4)	(12.2)	(0.1)
Earnings (loss) from discontinued operations	(1.6)	(0.8)	0.3
Cumulative effect of a change in accounting policy	(10.6)	—	—

Net earnings (loss)	(20.6)%	(13.0)%	0.2%

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenue

Revenue decreased $61.5 million, or 20.1%, from $306.1 million for the year ended December 31, 2003 to $244.6 million for the year ended December 31, 2004. The decline in revenue resulted from lower production volume from IBM, Alcatel and Square D due to lower demand and certain programs nearing completion, resulting in approximately $44.6 million, $21.7 million and $9.4 million, respectively, in lower revenue from these customers during fiscal year 2004 compared to fiscal year 2003. The reduction in revenue from IBM, Alcatel and Square D was partially offset by increases in revenue from other top ten customers.

During 2004 the Company continued its focus on the industrial sector to achieve greater diversification and less concentration with top ten customers, resulting in a change to the product mix from 2003. The industrial sector represented 56.5% of total sales for fiscal year 2004, compared to 45.4% for fiscal year 2003. The percentage of sales to both the enterprise computing and networking and the communications sectors declined to 30.5% and 13.0%, respectively, during 2004 from 37.6% and 17.0%, respectively, for 2003.

During fiscal year 2004, we recorded approximately $9.1 million of sales of raw materials inventory to customers, which carried no margin, compared to $10.0 million in fiscal year 2003. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For fiscal year 2004, the Company’s ten largest customers represented approximately 84% of revenue. Revenue from our three largest customers was $41.0 million from IBM, $38.7 million from Ingenico and $24.9 million from Mars Electronics representing 16.8%, 15.8% and 10.2%, respectively, of total revenue for 2004. This compares with revenue from IBM of $80.9 million, Ingenico of $44.6 million and Square D of $32.0 million for fiscal year 2003, representing 26.4%, 14.6% and 10.5%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During fiscal year 2004, 54.1% of our revenue was produced from operations in Mexico, 29.4% from the United States and 16.5% from Canada. During fiscal year 2003, 48.1% of our revenue was produced from operations in Mexico, 28.0% from the United States, 23.1% from Canada, and 0.8% from Europe. The increase in production in Mexico is the result of our restructuring initiatives, where we closed a number of facilities in the US and moved the production to Mexico. In 2004 we also announced that our Canadian facility would become our technical center of excellence, specializing in new product introduction, and we transferred further production to Mexico. We terminated manufacturing in Europe during the second quarter of 2003.

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

Gross Profit

Gross profit decreased $3.6 million from $26.6 million, or 8.7% of revenue, for fiscal year 2003 to $23.0 million, or 9.4% of revenue, for fiscal year 2004. Gross profit for fiscal year 2004 includes the recovery of a previously recorded restructuring charge related to the proceeds of $1.8 million received from the settlement of a legal claim for obsolete inventory previously written off. Gross profit for 2004 also includes an other charge of $1.0 million related to a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector and the recovery of a previously recorded other charge of $0.4 million.

Excluding the settlement of the obsolete inventory claim and the net other charges, gross profit was $21.8 million, or 8.9% of revenue, compared to $26.6 million, or 8.7% of revenue, for the same period last year. The reduction in gross profit dollars, excluding the settlement of the obsolete inventory claim and net other charges, is largely the result of the lower revenue base. The improvement in the gross margin percentage, excluding the proceeds of the obsolete inventory claim and net other charges, is largely due to improved utilization of fixed factory overhead costs, improved customer mix, partially offset by the negative impact of recent foreign exchange fluctuations.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.8 million from $18.8 million for fiscal year 2003 to $16.0 million for fiscal year 2004. Selling, general and administrative expenses for fiscal year 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off, offset by a provision for the settlement of a Mexican labor dispute of $0.3 million. The decrease of $2.8 million from $18.8 million, or 6.1% of revenue, for fiscal year 2003, to $16.0 million, or 6.5% of revenue, for fiscal year 2004 is a result of corporate-wide cost containment measures, partially offset by an investment in sales resources. The increase in selling, general and administrative expenses as a percentage of revenue is due to the lower revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for fiscal year 2004 and $4.1 million for fiscal year 2003 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense for the third and fourth quarters of 2004.

Restructuring and Other Charges

During 2001 and 2002 the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs.

During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continues to execute its transformation plan ( the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During fiscal years 2003 and 2004 the Company recorded various adjustments to the 2001 Plan and the 2002 Plan and additional charges related to the 2004 Plan.

The following table details the components of the restructuring charge and other charges for fiscal years 2003 and 2004:

(in millions)

	Year ended
	December 31, 2003	December 31, 2004
Inventory write-downs included in cost of sales	$—	$(1.8)
Lease and other contract obligations	2.5	—
Adjustments of previously recorded lease and other contract obligations	(4.1)	(2.0)
Severance	2.4	1.9
Other facility exit costs	0.1	—
Adjustments to other facility exit costs	(0.9)	—
Proceeds on assets previously written down	(0.3)	—
Other charges	1.3	—

Restructuring and other charges	$1.0	$(0.1)

	1.0	(1.9)
Other charges included in cost of sales	—	0.6
Other charges (adjustments) included in selling, general and administrative expenses	(0.1)	(0.3)

	(0.1)	0.3

	$0.9	$(1.6)

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

2004 restructuring and other charges:

During 2004, the Company recorded a net recovery of restructuring and other charges of $2.3 million, consisting of proceeds from the settlement of a legal claim of $1.8 million, net adjustments to previously recorded lease and other contract obligations related to the 2001 Plan and the 2002 Plan of $2.0 million and severance charges of $1.5 million. The Company also recorded other net charges of $0.6 million related to inventory adjustments and proceeds of $0.3 million from the sale of an asset previously written off.

(a) Restructuring charges:

During 2004, the Company settled a claim in its favor for net proceeds of $1.8 million, related to a four year dispute over obsolete inventory with a former customer. The Company recorded the proceeds from the settlement in cost of sales.

Adjustments to previously recorded lease and other contract obligations associated with the 2001 Plan are in connection with the settlement a legal suit related to the facility lease in Monterrey, Mexico which resulted in the recovery of $1.7 million to adjust the provision to the amount of the settlement. Adjustments to previously recorded lease and other contract obligations associated with the 2002 Plan of $0.3 million are in connection with the settlement of various equipment leases for less than originally estimated. The Company recorded additional severance charges of $0.4 million in connection with the 2002 Plan as a result of a change in estimate of amounts to be paid out. This additional severance is expected to be paid during fiscal 2005.

Severance charges related to the 2004 Plan of $1.5 million relate to 99 and 110 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

The benefits of the 2004 Plan affected cost of sales and selling, general and administrative expenses in 2004. The Company expects to experience further benefits in selling, general and administrative expenses in 2005.

The following table details the related amounts included in accrued liabilities at December 31, 2004 relating to the 2001 Plan:

(in millions)

	Accrual at December 31, 2003	Adjustment	Cash payments	Accrual at December 31, 2004
Lease and other contract obligations	$2.9	$(1.7)	$(1.2)	$—

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2001 Plan:

(in millions)

	Accrual at December 31, 2003	Adjustment	Cash payments	Accrual at December 31, 2004
US	$0.7	$—	$(0.7)	$—
Canada	2.2	(1.7)	(0.5)	—

	$2.9	$(1.7)	$(1.2)	$—

The following table details the related amounts included in accrued liabilities as at December 31, 2004 relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2003	2004 charge (adjustment)	Cash payments	Accrual at December 31, 2004
Lease and other contract obligations	$6.7	$(0.3)	$(4.0)	$2.4
Severance	0.6	0.4	(0.1)	0.9
Other facility exit costs	0.3	—	(0.3)	—

	$7.6	$0.1	$(4.4)	$3.3

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2003	2004 charge (adjustment)	Cash payments	Accrual at December 31, 2004
US	$4.3	$0.1	$(2.1)	$2.3
Canada	1.7	—	(0.9)	0.8
Mexico	1.6	—	(1.4)	0.2

	$7.6	$0.1	$(4.4)	$3.3

We expect the outstanding severance amounts will be paid out during 2005 by drawing on our revolving credit facility. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

The following table details the related amounts included in accrued liabilities as at December 31, 2004 relating to the 2004 Plan:

(in millions)

	Total charge 2004	Cash payments	December 31, 2004
Severance	$1.5	$(0.7)	$0.8

We expect the majority of the remaining restructuring accrual related to the 2004 Plan be paid by the end of fiscal year 2005 by drawing on our revolving credit facility.

(b) Other charges (recoveries):

Other charges included in cost of sales include a charge of $1.0 million related to a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector and the recovery of a previously recorded other charge of $0.4 million.

Other charges included in selling, general and administrative expenses are in connection with proceeds of $0.3 million from the sale of an asset previously written off.

Interest Expense

Interest expense decreased $0.6 million from $5.1 million for fiscal year 2003 to $4.5 million for fiscal year 2004. Interest expense for the fiscal year 2004 includes the amortization of deferred financing fees of $0.5 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.9 million from $5.1 million to $4.2 million due to lower average debt balances outstanding during fiscal year 2004. The weighted average interest rates with respect to the debt for the years ended December 31, 2003 and December 31, 2004 were 6.6% and 7.4%, respectively.

Income Tax Expense

The net tax expense for fiscal year 2004 of $0.5 million includes $0.5 million related to minimum tax on an intercompany dividend, $0.1 million related to taxes in certain jurisdictions offset by a deferred tax asset associated with the Mexican jurisdiction.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $0.1 million. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

At December 31, 2004, the Company had total net operating loss carryforwards of approximately $105.2 million (2003 — $142.4 million), of which $2.4 million will expire in 2010, $6.7 million will expire in 2011, $1.3 million will expire in 2012, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and 2020, $54.1 million will expire in 2021, $20.1 million will expire in 2022, and $19.4 million will expire in 2023. During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9.1 million was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount. The Company recorded a tax expense of $0.5 million related to minimum tax on this dividend.

Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear. Accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company would file the appropriate tax election to ensure that the taxable intercompany dividend referred to above would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

(in millions)

Proceeds on disposal of discontinued operation	$3.1
Accounts receivable	1.9
Inventory	1.1
Prepaid expenses	0.1
Capital assets	1.7
Accounts payable	(1.4)
Accrued liabilities	(0.5)

Net assets disposed of	2.9
Costs of disposal	0.4

Loss on disposal of discontinued operation	$(0.2)

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

(in millions)

	Year ended
	December 31, 2003	December 31, 2004
Revenue	$10.8	$—

Earnings (loss) from discontinued operations	$(4.0)	$0.4

Included in the earnings (loss) from discontinued operations for fiscal year 2003 is the loss on disposition of discontinued operations of $0.2 million, a restructuring charge of $3.2 million reflecting the write-down of the Appleton assets to the estimated realizable value and the loss from operations of $0.5 million.

Included in the earnings (loss) from discontinued operations for fiscal year 2004 are proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million.

(b) Cork

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operated that facility in voluntary administration. The following information relates to the Cork discontinued operations:

(in millions)

	Year ended
	December 31, 2003	December 31, 2004
Earnings from discontinued operations	$1.6	$0.4

The earnings from discontinued operations for fiscal year 2003 include the distribution from the proceeds of the liquidation of $2.3 million less additional charges of $0.7 million related to the wind-down of the facility and related operations.

The earnings from discontinued operations for fiscal year 2004 include a further distribution from the proceeds of the liquidation of $0.4 million.

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

(in millions)

	Year ended
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

(in millions)

	Year ended
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

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing credit facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

2004 Liquidity:    Net cash provided by operating activities for the year ended December 31, 2004 was $5.1 million. The generation of cash was the result of a loss from continuing operations of $0.2 million, earnings from discontinued operations of $0.8 million, non-cash depreciation, amortization and other charges of $8.7 million, a reduction in accounts receivable of $17.5 million, offset by a reduction in accounts payable and accrued liabilities of $21.4 million, a decrease in prepaid expenses and income taxes recoverable of $1.4 million offset by an increase in inventory of $1.6 million and the deferred tax asset of $0.1 million associated with the Mexican jurisdiction. Accounts receivable and accounts payable declined due to the lower sales volumes with days sales outstanding improving to 45 days at the end of 2004 from 49 days at the end of 2003 and accounts payable days outstanding changing to 51 days at the end of 2004 compared to 52 days at the end of 2003. Inventory turns declined to six times at the end of 2004 from nine times at the end of 2003. During 2004, the Company paid $6.3 million in connection with restructuring charges.

Net cash used in financing activities during fiscal year 2004 of $5.0 million consists of the net repayment of long-term debt of $36.0 million, the payment of deferred financing fees of $3.5 million and the repayment of capital leases of $0.4 million, offset by the proceeds from the issuance of capital stock and warrants, net of fees, of $25.8 million and $9.0 million, respectively and the repayment of shareholder loans of $0.2 million.

Net cash provided by investing activities for the year ended December 31, 2004 was $0.3 million related to purchases of capital assets.

2003 Liquidity:    Net cash provided by operating activities for the year ended December 31, 2003 was $5.5 million. The generation of cash was the result of a loss from continuing operations of $37.3 million, a loss from discontinued operations of $2.4 million, a gain on disposal of assets previously written-down of $0.3 million and a net reduction in working capital of $4.8 million, offset by non-cash depreciation and amortization of $12.1 million, a reduction in deferred tax asset of $34.3 million, non-cash charges included in the loss from discontinued operations of $3.5 million, and a discount on the prepayment of shareholder loans of $0.4 million. The net reduction in working capital of $4.8 million consists of a reduction in accounts receivable of $14.2 million, a reduction in inventory of $5.8 million, a reduction in prepaid expenses of $0.6 million and a reduction in income taxes receivable of $1.2 million, offset by a reduction in accounts payable and accrued liabilities of $26.6 million. Inventory turns (excluding the inventory related to discontinued operations) declined to nine times at the end of the fourth quarter of 2003 from 11 times for the same period in 2002. Accounts receivable days sales outstanding (excluding the accounts receivable related to discontinued operations) increased to 49 days at the end of the fourth quarter of 2003 from 44 days for the same period in 2002. Despite the increase in accounts receivable days, the percentage of past due accounts receivable relative to total accounts receivable decreased to 21% at December 31, 2003 from 25% at December 31, 2002. During 2003, the Company made $10.7 million of restructuring payments.

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

Capital Resources

As described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” in 2004, the Company effected a Recapitalization Transaction through three main components: a private placement of equity securities, a transaction with our Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt and a new secured credit facility:

•	On March 3, 2004, we closed in escrow a fully underwritten, committed private placement of 33,350,000 Special Warrants of SMTC Canada to qualified investors at a price of C$1.20 (approximately US$0.90) per Special Warrant, representing an aggregate amount of issue of C$40.02 million, C$37.3 million net of underwriting expenses, or approximately US $29.9 million, US $27.6 million net of underwriting expenses, based on the exchange rate on March 3, 2004. The net proceeds were released from escrow on June 1, 2004 and were used for debt reduction and working capital.

•	We satisfied debt that was owed to the Pre-existing Lenders by repaying $40 million of debt at par, exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement, and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from four to five years.

•	We obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Congress.

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At December 31, 2004, we had $5.5 million of indebtedness outstanding under the Congress Credit Facility and term debt, $27.2 million of subordinated debt and $1.2 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

Having successfully completed the Recapitalization Transaction on June 1, 2004, we believe that cash generated from operations, available cash and amounts available under our Credit Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our Credit Facilities. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Congress Credit Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

On November 16, 2004, we executed a letter of understanding with Congress amending the terms of the revolving credit facility. The letter of understanding provides that, at our option, we may elect to use a “springing lock-box” arrangement whereby remittances from customers are forwarded to our general bank account and we are not required to reduce the borrowings under the facility unless certain conditions exist. Previous to the letter of understanding, the revolving credit facility required a lock-box arrangement, where all customer remittances were swept daily to reduce the borrowings outstanding. The original lock-box arrangement, combined with the existence of subjective acceleration clauses, required us to classify the borrowings under the revolving credit facility as a current liability on the balance sheet, pursuant to the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, we were required to restate our balance sheet as at July 4, 2004 to reclassify the borrowings outstanding under the revolving credit facility as a current liability rather than a long-term liability as originally recorded. The subjective acceleration clauses allow the lenders to forego additional advances should they determine certain conditions exist, including a material adverse effect on the Company’s business, assets, operations, prospects or financial condition.

Should we elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the eligible inventory. Pursuant to the letter of understanding, we will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2.5 million or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default.

In March 2005, the Company and Congress signed amendments to the Congress facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified as long-term as at December 31, 2004.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement at this time.

As at December 31, 2004, contractual repayments due within each of the next five years and thereafter are as follows:

(in millions)

Contractual obligations	2005	2006	2007	2008	2009 and thereafter	Total
Senior debt revolving	$—	$—	$4.3	$—	$—	$4.3
Senior debt term	0.5	0.5	0.2	—	—	1.2
Subordinated debt	3.3	4.1	11.1	8.7	—	27.2
Capital lease obligations	2.1	1.6	—	—	—	3.7
Operating lease obligations	4.0	3.4	3.2	3.3	10.8	24.7

Total contractual cash obligations	$9.9	$9.6	$18.8	$12.0	$10.8	$61.1

In addition to the principal repayments in the table above, the Company is obligated to pay $3.9 million of payment in kind interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

Included in the operating lease obligations are $2.1 million representing lease costs for 2005, which has been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2004.

In the normal course of business, we may be subject to litigation and claims from customers, suppliers and former employees. We believe that adequate provisions have been recorded in the accounts, where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on our financial position, results of operations and cash flows.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement No. 151 (“Statement 151”), Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently assessing the impact of Statement 151 on its results of operations and financial position.

FASB Statement No. 153, Exchange of Non-Monetary Assets — an Amendment of APB Opinion 29 (“Statement 153”), was issued in December 2004. Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchange of non-monetary assets generally should be measured based on the fair value of assets exchanged. Statement 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for the Company for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively. The Company is currently assessing the impact of this standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Statement 123R also modifies certain measurement and expense recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation that will impact the Company, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability based service awards each period to be based on the fair value (instead of the intrinsic value) of the award. This statement is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact of Statement 123R on its results of operations and financial position.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of accounts receivable and record an allowance for doubtful accounts, which reduces the accounts receivable to the amount we reasonably believe will be collected. A specific allowance is recorded against customer accounts receivable that are considered to be impaired based on our knowledge of the financial condition of our customers. In determining the amount of the allowance, we consider factors, including the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Inventory Valuation

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. We write down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell inventory to customers or on return to suppliers. If these assumptions change, additional write-downs may be required.

Restructuring and Other Charges

In response to excess capacity, we have recorded restructuring and other charges aimed at reducing our cost structure. In connection with exit activities, we have recorded charges for inventory write-downs, employee termination costs, lease and other contractual obligations, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of restructuring and other charges required us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purposed in accordance with the developed exit plans.

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“Statement 144”). Under Statement 144 assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell. In accordance with the provisions of Statement 144, we have presented the closure of our Cork facility in 2002 and sale of our Appleton facility in 2003 as discontinued operations.

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its loss carryforwards is appropriate.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales have declined during fiscal years 2002 to 2004. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If general economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

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

Our largest three customers were IBM, Ingenico, and Mars Electronics, which represented approximately 16.8%, 15.8% and 10.2%, respectively, of our total revenue for 2004. Our top ten largest customers (including IBM, Ingenico and Mars Electronics) collectively represented approximately 82.7% of our total revenue for 2004. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration and in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North Carolina and sold our manufacturing operations in Appleton, Wisconsin. In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stockholder stabilization initiatives, strategy development and organizational renewal. Through 2004 we initiated and executed on the components of the plan. Retrenchment has caused strain on our infrastructure, including our managerial, technical and other resources. In addition, we have reduced the geographic dispersion of our operations, which may make it harder for us to compete and could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2004, we had $5.5 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At December 31, 2004, we also had $27.2 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions;

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry;

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds; and

•	We may fail to comply with covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Congress Credit Facility contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

The Congress Credit Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory. Further, Congress has discretion to reduce availability under the Congress Credit Facility.

If we are not able to comply with these covenants and requirements, customers may lose confidence in us and reduce or eliminate their orders with us which may have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our assets and those of our subsidiaries are pledged as security under our Credit Facilities.

Certain institutional investors have influence over our business, and could delay, deter or prevent a change of control or other business combination.

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

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change”. Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. As of December 31, 2004, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $105.2 million.

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

Item 7A:    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the quarter ended December 31, 2004 was 8.2%. At December 31, 2004, our revolving credit facility of $4.3 million bore interest at 5.5% based on the U.S. prime rate and our tranche A term debt bore interest at 7.75% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies. As a result we have relatively little exposure to foreign currency exchange risk.

Item 8:    Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls and Procedures. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Principal Financial Officer.

Item 9B:    Other Information

On October 6, 2004, the Company granted John Caldwell, the Company’s President and Chief Executive Officer, an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.55 per share pursuant to the Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. Fifty percent (50%) of the options vested at the date of the grant, with half of the remaining options vesting on each of December 31, 2005 and 2006.

On April 12, 2005, the Company finalized the terms of employment for Patrick Dunne, who serves as the Company’s Senior Vice President, Operations. Under the terms of his employment, Mr. Dunne’s compensation consists of a base salary, an annual incentive award, a long term incentive award and other fringe benefits and perquisites. Mr. Dunne is entitled to an annual base salary of $225,000, a monthly car allowance and participation in an executive benefit program. His annual incentive award will primarily be based upon achievement of specific revenue and earnings targets for the year and specific priorities established by mutual agreement. The annual target bonus will be 45% of Mr. Dunne’s base salary, with the bonus payable in cash or equivalent value in stock options. Mr. Dunne’s long term incentive is through the Company’s stock option plan. In the event of termination other than for cause, Mr. Dunne is entitled to receive the higher of (i) salary continuance for twelve months or (ii) salary continuance of one month for every year of service to a maximum of eighteen months after eighteen or more years of service.

On April 12, 2005, the Company finalized the terms of employment for Steven G. Hoffrogge, who serves as the Company’s Senior Vice President, Business Development. Under the terms of his employment, Mr. Hoffrogge’s compensation consists of a base salary, an annual incentive award, a long term incentive award and other fringe benefits and perquisites. Mr. Hoffrogge is entitled to an annual base salary of $200,000, a monthly car allowance and participation in an executive benefit program. The annual incentive award will primarily be based upon achievement of specific revenue and earnings targets for the year. Mr. Hoffrogge’s long term incentive is through the Company’s stock option plan. In the event of termination other than for cause, Mr. Hoffrogge is entitled to receive salary continuance for twelve months.

PART III

Item 10:    Directors and Executive Officers of the Registrant

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for use in connection with the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The Company maintains the Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan (the “1998 Plan”), which was approved by the Board of Directors and the stockholders of the Company as of September 30, 1999 and which amended and restated the plan as initially adopted by the Board of Directors and the stockholders of the Company as of July 30, 1999. The Company also maintains the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000. The Board of Directors and the stockholders of the Company approved an amendment to the 2000 Plan in April 2004 and May 2004, respectively (the “Amended 2000 Plan”).

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of December 31, 2004 and warrants granted to certain of our lenders during fiscal year 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	392,175		$8.19	1,137,857	(1)(2)(3)
Equity compensation plans not approved by shareholders	1,116,698	(4)	$6.90	0
Total	1,508,873		$7.24	1,137,857

Notes:

(1)

Pursuant to the terms of the Amended 2000 Plan, the Board may increase the size of the pool of shares of common stock available for the grant of awards under the Amended 2000 Plan as of the first day of each fiscal year of the Company during the life of the Amended 2000 Plan by an additional number of shares less than or equal to 1% of the number of shares of the Company’s common stock outstanding on such date. The Board did opt to so increase the size of the pool of common stock by 79,818 shares of common stock for fiscal year 2005.

(2)	SMTC Manufacturing Corporation of Canada, a subsidiary of the Company, may issue up to a maximum of 750,000 of its exchangeable shares pursuant to the Amended 2000 Plan.
(3)	Includes 9,628 shares of Class A-1 common stock and 29 shares of Class L common stock available for issuance under the 1998 Plan; however, the Company’s charter no longer provides for such classes of shares, and no further awards will be made under the 1998 Plan.
(4)	Represents warrants to purchase common stock of the Company issued to certain of the Company’s lenders on June 1, 2004, as described more fully below.

Issuance of Warrants to Certain of the Company’s Lenders

In connection with the Recapitalization Transaction, the Company entered into a debt and warrant exchange agreement with its Pre-existing Lenders on June 1, 2004. Under the terms of that agreement, the Company issued to its Pre-existing Lenders shares of common stock and 11,166,947 warrants (each warrant being exercisable for one-tenth of one share of the Company’s common stock) in exchange for $10 million of debt the Company owed to the Pre-existing Lenders. The exercise price at which shares of common stock are purchasable upon the exercise of warrants is $6.90 per share. The warrants are immediately exercisable and expire on March 4, 2009.

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended December 31,
	2002	2003	2004
Balance, beginning of year	(7,258)	(2,097)	(2,096)
Recovery (charge) to expense	61	(431)	(500)
Written off	5,100	432	320

Balance, end of year	(2,097)	(2,096)	(1,276)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (21)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004.

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

Exhibit #	Description
4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Credit and Guarantee Agreement dated as of July 28, 1999. (4)

10.1.2	First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999. (5)

10.1.3	Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999. (5)

10.1.4	Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000. (4)

10.1.5	Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000. (7)

10.1.6	First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.7	Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.8	Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.9	Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.10	First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and Collateral Agreement. (12)

10.1.11	Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.12	Sixth Amendment and Third Waiver dated as of April 9, 2002 to the Amended and Restated Credit and Guarantee Agreement. (13)

10.1.13	Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement. (14)

10.1.14	Eighth Amendment and Fifth Waiver dated as of December 31, 2002 to the Amended and Restated Credit and Guarantee Agreement. (15)

10.1.15	Consent and Release dated as of August 22, 2003 to the Amended and Restated Credit and Guarantee Agreement. (19)

10.1.16	Seventh Waiver and Consent dated as of October 29, 2003 to the Amended and Restated Credit and Guarantee Agreement. (19)

10.1.17	Ninth Amendment and Eighth Waiver and Consent dated as of November 17, 2003 to the Amended and Restated Credit and Guarantee Agreement. (19)

10.1.18	Ninth Waiver and Consent dated as of February 23, 2004 to the Amended and Restated Credit and Guarantee Agreement. (19)

10.1.19	Tenth Amendment and Tenth Waiver dated as of March 30, 2004 to the Amended and Restated Credit and Guarantee Agreement. (20)

Exhibit #	Description
10.1.20	Eleventh Amendment and Eleventh Waiver and Consent dated as of April 5, 2004 to the Amended and Restated Credit and Guarantee Agreement. (20)

10.1.21	Second Amended and Restated Credit Agreement dated as of June 1, 2004 by and among HTM Holdings, Inc., Lehman Brothers Inc., The Bank Of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc. and certain lenders party thereto. (21)

10.1.22	First Amendment dated as of March 10, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent. (26)

10.1.23	First Waiver and Consent dated April 12, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent.

10.2.1	Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000. (7)

10.2.2	Second Amended and Restated Guarantee and Collateral Agreement dated as of June 1, 2004 made by SMTC Corporation, HTM Holdings, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper Inc. as General Administrative Agent. (21)

10.3.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (21)

10.3.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.3.3) (26)

10.3.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (27)

10.4.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (21)

10.4.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (26)

10.4.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (27)

10.5	Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries. (22)

Exhibit #	Description
10.6	Underwriting Agreement dated as of March 3, 2004 by and among Orion Securities Inc., CIBC World Market Inc., GMP Securities Limited, RBC Dominion Securities Inc., SMTC Corporation and SMTC Manufacturing Corporation of Canada. (19)

10.7	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (19)

10.8	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (19)

10.9	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (19)

10.10	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (19)

10.11	Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F. Wood, Inc. (4)

10.12	Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited. (5)

10.13	Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation. (16)

10.14	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.15	Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc. (5)

10.16.1	Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors LLC and Hi-Tech Manufacturing, Inc. (2)

10.16.2	First Amendment to Lease. (2)

10.16.3	Second Amendment to Lease. (2)

10.17.1	Derek D’Andrade Employment Agreement dated July 30, 1999. (1)*

10.17.2	Amendment to Employment Agreement dated as of January 29, 2004 by and between Derek D’Andrade and SMTC Manufacturing Corporation of Canada. (19)*

10.18	Gary Walker Employment Agreement dated July 30, 1999. (1)*

10.19	Paul Walker Employment Agreement dated July 30, 1999. (1)*

10.20.1	Philip Woodard Employment Agreement dated July 30, 1999. (1)*

10.20.2	Amendment to Employment Agreement dated as of January 30, 2004 by and between Philip Woodard and SMTC Manufacturing Corporation of Canada. (19)*

10.21	Stanley Plzak Employment Agreement dated as of July 27, 2000. (9)*

10.22	Separation Agreement dated as of June 26, 2003 by and between SMTC Corporation and Stanley Plzak. (17)

10.23	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.24	Class N Common Stock Redemption Agreement dated July 26, 2000. (9)

10.25	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

Exhibit #	Description
10.26	Share Purchase Agreement dated July 26, 2000 for the purchase of Gary Walker’s Class Y shares. (9)

10.27	Funding Agreement dated July 26, 2000. (9)

10.28	Promissory Note dated July 26, 2000. (9)

10.29	Pledge Agreement dated July 26, 2000 with respect to shares of common stock of SMTC owned by Gary Walker. (9)

10.30	Class N Common Stock Redemption Agreement dated July 26, 2000. (9)

10.31	Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta. (10)

10.32	Employment offer letter from SMTC to Frank Burke dated July 26, 2001. (11)*

10.33	Pledge Agreement dated April 16, 2001 between the Company and Stanley Plzak. (12)

10.34	Secured Promissory Note dated April 16, 2001 from Stanley Plzak to the Company. (12)

10.35	Pledge Agreement dated April 16, 2001 between the Company and Richard V. Baxter, Jr. (12)

10.36	Secured Promissory Note dated April 16, 2001 from Richard V. Baxter, Jr. to the Company. (12)

10.37	Pledge Agreement dated April 16, 2001 between the Company and William M. Moeller. (12)

10.38	Secured Promissory Note dated April 16, 2001 from William M. Moeller to the Company. (12)

10.39	Pledge Agreement dated April 16, 2001 between the Company and Bruce D. Backer. (12)

10.40	Secured Promissory Note dated April 16, 2001 from Bruce D. Backer to the Company. (12)

10.41	Pledge Agreement dated April 16, 2001 between the Company and David E. Steel. (12)

10.42	Secured Promissory Note dated April 16, 2001 from David E. Steel to the Company. (12)

10.43	Debt and Warrant Exchange Agreement dated as of June 1, 2004 among HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, SMTC Corporation and certain debt holders. (21)

10.44	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (21)

10.45	Separation Agreement dated as of July 23, 2003 by and between SMTC Corporation and Frank Burke. (18)*

10.46	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.47	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (21)

10.48	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (21)

10.49	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (21)

10.50	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (21)

10.51	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (21)

10.52	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (21)

10.53	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (21)

Exhibit #	Description
10.54	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (21)

10.55	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (21)

10.56	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (21)

10.57	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (21)

10.58	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (21)

10.59	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (22)*

10.60	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (23)

10.61	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (23)

10.62	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (24)

10.63	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.64	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (25)*

10.65	Summary of Board Compensation.

10.66	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004.*

10.67	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne.*

10.68	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge.*

21.1	Subsidiaries of the registrant. (19)

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2005.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.

(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 19, 2001 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 on Form S-3 filed on April 23, 2002 (File No. 333-33208) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 filed on May 14, 2003 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 filed on August 13, 2003 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 filed on November 17, 2003 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on May 12, 2004 (File No. 333-115400) and incorporated by reference herein.
(21)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell
President and Chief Executive Officer

Date: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005

/s/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ STEPHEN ADAMSON Stephen Adamson	Director	April 15, 2005

/s/ WILLIAM BROCK William Brock	Director	April 15, 2005

/s/ THOMAS COWAN Thomas Cowan	Director	April 15, 2005

/s/ BLAIR HENDRIX Blair Hendrix	Director	April 15, 2005

Wayne McLeod	Director	April 15, 2005

SMTC CORPORATION

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Chartered Accountants

Toronto, Canada

April 15, 2005

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

December 31, 2003 and 2004

	2003	2004
Assets
Current assets:
Cash and cash equivalents	$167	$—
Accounts receivable (note 3)	41,318	23,856
Inventories (note 4)	31,463	33,025
Prepaid expenses	1,922	1,702

	74,870	58,583
Capital assets (note 5)	30,805	29,269
Other assets (note 6)	3,088	4,729
Deferred income taxes (note 8)	—	135

	$108,763	$92,716

Liabilities and Shareholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$40,565	$25,943
Accrued liabilities	18,843	13,738
Income taxes payable	355	1,571
Current portion of long-term debt (note 7)	70,077	3,800
Current portion of capital lease obligations (note 7)	193	1,897

	130,033	46,949
Long-term debt (note 7)	—	30,091
Capital lease obligations (note 7)	35	1,542

Shareholders’ equity (deficiency):
Capital stock (note 9)	55,911	63,394
Warrants (note 9)	1,523	10,372
Loans receivable	(5)	(5)
Additional paid-in capital (note 9)	174,483	192,972
Deficit	(253,217)	(252,599)

	(21,305)	14,134
Commitments and contingencies (note 12)
United States and Canadian accounting policy differences (note 18)

	$108,763	$92,716

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004
Revenue	$525,175	$306,121	$244,596
Cost of sales, including restructuring and other charges (note 16)	504,920	279,497	221,563

Gross profit	20,255	26,624	23,033
Selling, general and administrative expenses (note 16)	24,175	18,780	16,037
Amortization (note 16)	2,538	4,062	2,330
Restructuring and other charges (note 16)	30,364	1,002	(142)

Operating earnings (loss)	(36,822)	2,780	4,808
Interest (note 7)	8,297	5,113	4,521

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(45,119)	(2,333)	287
Income taxes (recovery) (note 8):
Current	(48)	686	641
Deferred	(1,170)	34,325	(135)

	(1,218)	35,011	506

Loss from continuing operations	(43,901)	(37,344)	(219)
Earnings (loss) from discontinued operations (note 17)	(8,502)	(2,422)	837
Cumulative effect of a change in accounting policy (note 2(q))	(55,560)	—	—

Net earnings (loss)	$(107,963)	$(39,766)	$618

Earnings (loss) per share (note 15):
Basic loss per share from continuing operations	$(7.65)	$(6.51)	$(0.02)
Earnings (loss) per share from discontinued operations	(1.48)	(0.42)	0.07
Loss from the cumulative effect of a change in accounting policy per share	(9.69)	—	—

Basic earnings (loss) per common share	$(18.82)	$(6.93)	$0.05

Diluted earnings (loss) per common share	$(18.82)	$(6.93)	$0.05

Weighted average number of common shares outstanding:
Basic	5,737,956	5,737,956	10,943,763
Diluted	5,737,956	5,737,956	10,943,763

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2002, 2003 and 2004

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total shareholders’ equity (deficiency)
	(note 9)	(note 9(d))
Balance, December 31, 2001	$68,496	$—	$(13)	$161,666	$(105,488)	$124,661
Warrants issued	—	1,255	—	—	—	1,255
Conversion of shares from exchangeable to common stock	(1,694)	—	—	1,694	—	—
Repayment of loans receivable	—	—	8	—	—	8
Loss for the year	—	—	—	—	(107,963)	(107,963)

Balance, December 31, 2002	66,802	1,255	(5)	163,360	(213,451)	17,961
Conversion of shares from exchangeable to common stock	(10,891)	—	—	10,891	—	—
Warrants issued	—	268	—	—	—	268
Warrants to be issued	—	—	—	232	—	232
Loss for the year	—	—	—	—	(39,766)	(39,766)

Balance, December 31, 2003	55,911	1,523	(5)	174,483	(253,217)	(21,305)
Private placement of special warrants, net of costs	18,983	7,617	—	—	—	26,600
Consideration issued upon conversion of debt, net of costs	112	2,755	—	6,754	—	9,621
Cancellation of warrants	—	(1,523)	—	123	—	(1,400)
Conversion of shares from exchangeable to common stock	(11,612)	—	—	11,612	—	—
Net earnings	—	—	—	—	618	618

Balance, December 31, 2004	$63,394	$10,372	$(5)	$192,972	$(252,599)	$14,134

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2002, 2003 and 2004

	2002	2003	2004
Cash provided by (used in):

Operations:
Net earnings (loss)	$(107,963)	$(39,766)	$618
Items not involving cash:
Amortization	2,538	4,062	2,330
Depreciation	11,629	8,037	5,521
Deferred income taxes	(1,170)	34,325	(135)
Gain on disposition of capital assets	(5)	(25)	(15)
Other	—	—	852
Impairment of assets (note 16)	8,876	37	—
Non-cash charges included in loss from discontinued operations (note 17)	—	3,461	—
Discount on prepayment of shareholder loans (note 6)	—	389	—
Gain on disposal of assets previously written down (note 16)	—	(293)	—
Write-down of goodwill and intangible assets	55,560	—	—
Change in non-cash operating working capital:
Accounts receivable	23,976	14,178	17,462
Inventories	42,538	5,857	(1,562)
Prepaid expenses	1,419	633	220
Income taxes recoverable/payable	156	1,196	1,216
Accounts payable	(16,510)	(14,200)	(14,622)
Accrued liabilities	13,726	(12,428)	(6,741)

	34,770	5,463	5,144
Financing:
Repayment of pre-existing long-term debt	(40,208)	(12,512)	(40,000)
Increase in long-term debt	—	—	3,989
Principal payments on capital lease obligations	(171)	(205)	(361)
Repayment of loans to shareholders (note 6)	—	3,795	153
Net proceeds from issuance of shares	—	—	25,849
Net proceeds from issuance of warrants	—	—	8,972
Repayment of loans receivable	8	—	—
Debt issuance costs	(3,731)	—	(3,515)

	(44,102)	(8,922)	(4,913)
Investments:
Purchase of capital assets	(2,788)	(167)	(413)
Proceeds from disposition of capital assets	137	335	15
Proceeds from disposition of discontinued operations (note 17)	—	3,058	—
Other	250	30	—

	(2,401)	3,256	(398)

Decrease in cash and cash equivalents	(11,733)	(203)	(167)
Cash and cash equivalents, beginning of year	12,103	370	167

Cash and cash equivalents, end of year	$370	$167	$—

Supplemental cash flow information (note 11)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

1.     Nature of the business:

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centres located in the United States, Canada and Mexico. With the closure of the Donegal facility in 2003 (note 16), the Company no longer has an operating facility in Europe.

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and, except as outlined in note 18, are, in all material respects, in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”).

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

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

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

(f)    Inventories:

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell inventory back to customers or suppliers. If these assumptions change, additional write-downs may be required.

(g)    Capital assets:

Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Buildings	18 - 20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over term of lease

(h)    Goodwill:

Goodwill represents the excess of the purchase price of an acquired business over the fair values of the identifiable assets acquired and liabilities assumed. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001 (note 2(q)).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

(i)    Other assets:

Costs incurred relating to long-term debt are deferred and amortized over the term of the related debt. Amortization of debt issuance costs is included in amortization expense or interest expense in the consolidated statements of operations.

Other deferred costs are amortized systematically over the term of the related contract.

(j)    Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs.

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

	2002	2003	2004
Net earnings (loss) attributable to common shareholders, as reported	$(107,963)	$(39,766)	$618
Stock-based compensation recovery (expense)	(6,800)	(709)	128

Pro forma earnings (loss)	(114,763)	(40,475)	746

Basic and diluted earnings (loss) per share, as reported	$(18.82)	$(6.93)	$0.05
Stock-based compensation recovery (expense)	(1.20)	(0.10)	0.01

Pro forma basic and diluted earnings (loss) per share	(20.02)	(7.05)	0.06

No compensation expense has been recorded in the statements of operations for the years ended December 31, 2002, 2003 and 2004.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

The weighted average grant date fair value of options granted for the years ended December 31, 2002, 2003 and 2004 are $1.00, $0.48 and $1.93, respectively.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	2002	2003	2004
Risk-free interest rate	5.0%	4.0%	3.0%
Dividend yield	—	—	—
Expected life	4	4	4
Volatility	120.0%	125.0%	120.0%

(l)    Earnings (loss) per share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options and warrants issued pursuant to the amended credit agreement (note 9(d)), for which the potential dilutive effect is computed using the treasury stock method.

(m)    Foreign currency translation:

The functional currency of all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations.

(n)    Financial instruments and hedging:

The Company accounts for derivative financial instruments in accordance with FASB Statement No. 133 (“Statement 133”), Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement 133 and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. These standards require all derivative instruments to be recorded on the balance sheet at their respective fair values.

There were no derivative financial instruments outstanding at December 31, 2003 and 2004.

(o)    Impairment of long-lived assets:

Effective January 1, 2002, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

Long-Lived Assets (“Statement 144”). Under Statement 144, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell. In accordance with the provisions of Statement 144, the Company has presented the closure of its Cork facility in 2002 and sale of its Appleton facility in 2003 as discontinued operations (note 17).

(p)    Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2004, comprehensive income was equal to the net earnings (loss).

(q)    Goodwill and other intangible assets:

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

In connection with the transitional goodwill impairment evaluation, Statement 142 required companies to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill to those reporting units as of January 1, 2002. The Company identified its reporting units to be consistent with its business units, as defined in note 13, with the exception of the Boston, Massachusetts facility. This facility is not economically similar to the other U.S. facilities and, as a result, is a separate reporting unit. In connection with the implementation of the new accounting standards, the Company completed the transitional goodwill impairment test, resulting in a goodwill impairment charge of $55,560, which comprises the goodwill in the Canadian, U.S. and Boston reporting units of $15,482, $26,698 and $13,380, respectively. The fair value of each reporting unit was determined using a discounted cash flow method. The transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations as at January 1, 2002.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

(r)    Adoption of accounting pronouncements:

(i)	Asset retirement obligations:

The Company accounts for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability, at fair value, in the period in which a company incurs the obligation. Statement 143 is effective for fiscal 2003. The adoption of Statement 143 on January 1, 2003 did not have a material impact on the Company’s financial position or results of operations.

(ii)	Restructuring costs:

Restructuring costs are accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”), which supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (“EITF 94-3”). Statement 146 allows for recognition of a liability for an exit or disposal activity only when a liability is incurred and can be measured at fair value. The adoption of this standard in 2003 did not have a material impact on the Company’s existing restructuring plans in 2003 as these plans were initiated under an exit plan that met the criteria of EITF 94-3.

(iii)	Stock-based compensation:

In December 2002, FASB Statement No. 148 (“Statement 148”) was issued to amend Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications are included in note 2(k) to these consolidated financial statements.

(iv)	Financial instruments and hedging activities:

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

(v)	Guarantees:

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

(vi)	Consolidation of variable interest entities:

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

(vii)	Revenue recognition:

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

(s)    Recent accounting pronouncements:

(i)	Inventory costs:

In November 2004, the FASB issued Statement No. 151 (“Statement 151”), Inventory Costs—an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

2.    Significant accounting policies  (continued):

Company is currently assessing the impact of Statement 151 on its results of operations and financial position.

(ii)	Exchange of non-monetary assets:

FASB Statement No. 153, Exchange of Non-Monetary Assets—an Amendment of APB Opinion 29 (“Statement 153”), was issued in December 2004. Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchange of non-monetary assets generally should be measured based on the fair value of assets exchanged. Statement 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for the Company for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively. The Company is currently assessing the impact of this standard.

(iii)	Share-based payments:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Statement 123R also modifies certain measurement and expense recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation that will impact the Company, including the requirement to estimate employee forfeitures each period when recognizing compensation expense, and requiring that the initial and subsequent measurement of the cost of liability based service awards each period to be based on the fair value (instead of the intrinsic value) of the award. This statement is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact of Statement 123R on its results of operations and financial position.

3.    Accounts receivable:

Accounts receivable at December 31, 2003 and 2004 are net of an allowance for doubtful accounts of $2,096 and $1,276, respectively.

4.    Inventories:

	2003	2004
Raw materials	$16,229	$19,827
Work in progress	7,037	4,867
Finished goods	7,621	7,814
Other	576	517

	$31,463	$33,025

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

5.    Capital assets:

2003	Cost	Accumulated depreciation	Net book value
Land	$2,060	$—	$2,060
Buildings	10,248	1,618	8,630
Machinery and equipment	21,458	12,061	9,397
Office furniture and equipment	2,782	1,744	1,038
Computer hardware and software	8,046	7,145	901
Leasehold improvements	13,466	4,687	8,779

	$58,060	$27,255	$30,805

2004	Cost	Accumulated depreciation	Net book value
Land	$2,060	$—	$2,060
Buildings	10,252	2,233	8,019
Machinery and equipment	25,290	14,928	10,362
Office furniture and equipment	2,785	2,066	719
Computer hardware and software	8,134	7,897	237
Leasehold improvements	13,469	5,597	7,872

	$61,990	$32,721	$29,269

Machinery and equipment under capital leases included in capital assets at December 31, 2003 and 2004 were $1,583 and $5,155, respectively, and accumulated depreciation of equipment under capital leases at December 31, 2003 and 2004 was $1,150 and $1,389, respectively.

Included in the total depreciation expense for the years ended December 31, 2002, 2003 and 2004 of $11,629, $8,037 and $5,521 is $187, $161 and $239, respectively, relating to the depreciation of equipment under capital leases.

6.    Other assets:

	2003	2004
Deferred financing costs, net of accumulated amortization (2003 - $7,814; 2004 - $10,625)	$2,365	$3,069
Loans to shareholders (a)	690	537
Other (b)	33	1,123

	$3,088	$4,729

(a)    Loans to shareholders:

Pursuant to an agreement in connection with the share reorganization on July 30, 1999, the Company agreed to lend, on an interest-free basis, $690 to a certain shareholder to fund the tax liability incurred as a result of the reorganization. The loan is secured by a first priority security interest over all

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

6.    Other assets  (continued):

of the shares of capital stock of the Company held by the shareholder, and will be repayable on a pro rata basis at such time that the shareholder receives after-tax cash proceeds in respect of such shares. During the 2004, $153 was repaid by the shareholder.

(b)    Other:

Included in other assets is a customer contract payment made in 2004. The amount is refundable by the customer if specified volumes are not reached and as such has been deferred. The asset is being amortized systematically as a reduction of revenue over the term of the contract. At December 31, 2004, the net book value of the customer contract payment is $1,090.

7.    Long-term debt and capital leases:

	2003	2004
Senior debt:
Revolving	$63,135	$4,339
Term	—	1,166
Subordinated debt	6,942	27,164
Other	—	1,222

	70,077	33,891
Less current portion	70,077	3,800

	$—	$30,091

(a)    Period from July 27, 2000 to November 18, 2001:

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) that provided for $50,000 in an initial term loan and $100,000 in revolving credit loans, swing-line loans and letters of credit. The senior credit facility was secured by a security agreement over all assets and required the Company to meet certain financial ratios and benchmarks and to comply with certain restrictive covenants. The revolving credit facilities were to terminate in July 2004. The term loans were to mature in quarterly installments from September 2000 to June 2004.

The revolving credit loans and term loans bore interest at varying rates based on either the Eurodollar base rate plus 2.00% to 3.00%, the U.S. base rate plus 0.25% to 1.25% or the Canadian prime rate plus 0.25% to 1.25%.

The Company was required to pay the lenders a commitment fee of 0.5% of the average unused portion of the revolving credit facilities.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

7.    Long-term debt and capital leases  (continued):

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

Prior to taking steps to place the subsidiary that operated the Cork facility in voluntary liquidation (note 17), the Company and its lending group executed an amendment to the credit facility to waive the default that would have been caused by this action and amend the agreement to permit such facility closure.

The Company and its lending group agreed in April 2002 to further amend the Credit Agreement to increase the Company’s permitted loan balances to correspond to its higher working capital needs.

(c)    Period from December 31, 2002 to November 16, 2003:

During the fourth quarter of 2002, the Company was in violation of certain covenants contained in the Credit Agreement. The violation was waived and effective December 31, 2002, the Company and its lending group signed a further amendment (the “December 2002 Amendment”) to the Credit Agreement that provided for $27,500 in term loans and $90,000 in revolving credit loans, swing-line loans and letters of credit and amends certain financial and other covenants based on the Company’s business plan at that time. In connection with the December 2002 Amendment, the Company was committed to issue to the lenders warrants to purchase common stock of the Company in exchange for the warrants issued pursuant to the February 2002 Amendment (note 9(d)).

(d)    Period from November 17, 2003 to June 1, 2004:

During November 2003, the Company and its lending group executed a further amendment to the Credit Agreement with an effective date of November 17, 2003 (the “November 2003 Amendment”), providing for a waiver of certain events of default, if any, arising prior to this date. The Company and its lending group also amended the Credit Agreement to provide for term loans of $11,942 and $73,500 of revolving credit loans, swing-line loans and letters of credit with an extension of the maturity date of the revolving credit facilities to October 1, 2004, and amendments of certain financial and other covenants based on the Company’s then current business plan. During the amendment period, the facility bore interest at the U.S. base rate plus 0.25% to 2.5%.

Pursuant to the November 2003 Amendment, the Company’s revolving credit facility was to mature on October 1, 2004 and, accordingly, as at December 31, 2003, the borrowings outstanding under the Credit Agreement were classified as a current liability.

(e)    Period from June 1, 2004 to November 16, 2004:

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: a private placement of equity securities, a new

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

7.    Long-term debt and capital leases  (continued):

secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement. Prior to closing on June 1, 2004, the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing-line loans of $73,300.

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively the “Congress Facilities”) with Congress Financial Corporation and its affiliates (“Congress”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Congress revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and requires a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Congress Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Congress to forego additional advances should they determine certain conditions exist, including those with a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

(f)    Period from November 16, 2004 to December 31, 2004:

On November 16, 2004, the Company, together with Congress, executed a letter of understanding amending the terms of the Congress Facilities. The letter of understanding provided that, at the Company’s option, it may elect to use a “springing lock-box” arrangement, whereby remittances from customers are forwarded to the Company’s general bank account rather than the lock-box arrangement, as previously required, whereby customer remittances are swept daily to reduce the borrowings under the revolving credit facilities.

Should the Company elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the eligible inventory. The Company would be required to revert back to a required lock-box arrangement if (i) availability under the revolving credit facility is less than the greater of (a) $2,500 or (b) 25% of the outstanding borrowings under the credit facility or (ii) the occurrence of an event of default.

In March 2005, the Company and Congress signed amendments to the Congress Facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

7.    Long-term debt and capital leases  (continued):

Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at December 31, 2004.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

The Congress Facilities and the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Congress ranks senior to the security interest of the pre-existing lenders.

The Company incurred costs of $1,400 related to the completion of the Congress Facilities. These costs were recorded as a non-current deferred charge, and are being amortized as additional interest expense over the term of the credit facility.

For the year ended December 31, 2004, the Company recorded a foreign exchange loss of $1,149 on the Canadian dollar debt under the Congress Facilities.

(g)    Subordinated debt:

On June 1, 2004, the Company completed a transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants (note 9(b)), in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement.

The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a Tranche A term loan in the amount of $15,000 and a Tranche B term loan in the amount of $12,500 under the Amended Credit Agreement. The Tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5% except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at the U.S. base rate plus 2.75%. The Tranche B term loan matures December 31, 2008 and bears interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest is added to the outstanding principal balance during the term of the loan.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

7.    Long-term debt and capital leases  (continued):

The Company incurred costs in relation to completion of the term loan transactions with the pre-existing lenders of $1,800, and these costs and the remaining net book value of the previous deferred financing fees of $180 were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the term loans.

On March 10, 2005, the Company executed an amendment to the Credit Agreement, which reduced the EBITDA targets for each of the four quarters in the year ended December 31, 2005.

(h)    Amendment and commitment fees:

The Company recorded at December 31, 2001, amendment fees related to the February 2002 Amendment of $1,500, comprised of $700, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at December 31, 2001 and February 11, 2002, and other amendment-related fees of $800. The Company paid amendment fees, related to the Cork amendment, of $140, comprised of 0.1% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $140,000 at March 11, 2002, and paid amendment fees related to the April 2002 amendment of $77. The Company also paid amendment fees related to the December 2002 Amendment of $3,514, comprised of $588, representing 0.5% of the lenders’ commitments under the revolving credit facilities and term loans outstanding of $117,500 at December 31, 2002 and other amendment-related fees of $2,926, and may be required to pay default fees if it violates certain covenants after the effective date of the amendment. The amendment fees and the fair value of the warrants issued (and to be issued (note 9(d)) in connection with amending the agreement are recorded as deferred financing fees and are amortized over the remaining term of the facility.

In 2003, the Company did not incur any amendment fees. The Company incurred $250 in amendment fees in relation to the amendments finalized in March 2005.

Commitment fees of $117 and $46 were incurred in 2003 and 2004, respectively. The weighted average interest rates on the borrowings were 6.5% and 7.4% in 2003 and 2004, respectively.

(i)    Contractual repayments:

At December 31, 2004, principal repayments due within each of the next four years on senior and subordinated long-term debt is as follows:

2005	$3,800
2006	4,633
2007	15,571
2008	8,665

$32,669

In addition to the principal repayments in the table above, the Company is obligated to pay $3,948 of PIK interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

7.    Long-term debt and capital leases  (continued):

(j)    Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2004. Continued compliance with the financial covenants through December 31, 2005 is dependant on the Company achieving the forecasts inherent in its business plan. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants or demand repayment of the amounts outstanding under the lending agreements.

(k)    Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at December 31, 2004:

2005	$2,113
2006	1,609

Total minimum lease payments	3,722
Less amount representing interest of 8% to 11%	283

3,439
Less current portion	1,897

$1,542

(l)    Interest expense:

	2002	2003	2004
Long-term debt	$8,256	$5,077	$4,170
Obligations under capital leases	41	36	45
Other	—	—	306

	$8,297	$5,113	$4,521

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

8.    Income taxes:

The Company recorded the following income tax expense (recovery):

	2002	2003	2004
Current:
Federal	$(1,464)	$—	$534
Foreign	1,416	686	107

	(48)	686	641
Deferred:
Federal	(1,109)	33,183	—
State	(115)	—	—
Foreign	54	1,142	(135)

	(1,170)	34,325	(135)

	$(1,218)	$35,011	$506

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows:

	2002	2003	2004
Federal tax (recovery)	$(15,321)	$(793)	$383
State income tax expense (recovery), net of federal tax benefit	(1,399)	78	180
Income of international subsidiaries taxed at different rates	1,246	257	(38)
Change in valuation allowance	15,122	33,883	(10,249)
Intercompany dividend	—	—	9,078
Other	(866)	1,586	1,152

Income tax expense (recovery)	$(1,218)	$35,011	$506

Income (losses) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy consisted of the following:

	2002	2003	2004
U.S.	$(40,142)	$4,250	$4,373
Non-U.S.	(4,977)	(6,583)	(4,086)

	$(45,119)	$(2,333)	$287

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

8.    Income taxes  (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2003	2004
Deferred income tax assets:
Net operating loss carryforwards	$53,370	$38,989
AMT credit carryforwards	—	534
Capital and other assets	10,778	16,701
Reserves, allowances and accruals	4,262	2,070

	68,410	58,294
Valuation allowance	(68,410)	(58,159)

	—	135
Deferred income tax liabilities	—	—

Net deferred income tax assets	$—	$135

At December 31, 2003, the Company had total net operating loss (“NOL”) carryforwards of approximately $142,400. At December 31, 2004, the Company had total NOL carryforwards of approximately $105,200, of which $2,376 will expire in 2010, $6,660 will expire in 2011, $1,368 will expire in 2012, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $54,097 will expire in 2021, $20,069 will expire in 2022, and $19,462 will expire in 2023.

Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. It is not practicable to determine the amount of unrealized deferred tax liabilities related to these earnings.

As noted in the American Jobs Creation Act of 2004, the new U.S. tax law provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Under the guidance in FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” issued in the fourth quarter of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. The Company is currently assessing the impact of this new legislation on its deferred tax assets and related valuation allowance.

During the quarter ended July 4, 2004, the Company incurred tax on an intercompany dividend payment, of which approximately $9,078 was offset against tax loss carryforwards. This had the effect of reducing the deferred tax asset and related valuation allowance by the same amount. The Company recorded a tax expense of $534 related to minimum tax on this dividend.

Whether or not the recapitalization transactions described in note 7 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear, and, accordingly, it is uncertain whether Section 382 will

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

8.    Income taxes  (continued):

apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company would file the appropriate tax election to ensure that the taxable intercompany dividend (see above) would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

Taxes related to discontinued operations were offset against tax loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $135. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

9.    Capital stock:

(a)    Authorized:

The authorized share capital of the Company at December 31, 2002 and 2003 consists of:

(i)	12,000,000 shares of common stock, par value $0.01 per share:

Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of preferred stock, par value $0.01 per share:

The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

The authorized share capital of the Company at December 31, 2004 consists of:

(iii)	26,000,000 shares of common stock, par value $0.01 per share:

Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(iv)	5,000,000 shares of preferred stock, par value $0.01 per share:

The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

(b)    Issued and outstanding:

	Number of shares			Amount
	Exchangeable	Common	Special voting stock	Exchangeable shares	Common stock	Special voting stock
Balance, December 31, 2001	1,126,612	4,611,344	1	$68,266	$230	$—
Conversion of shares from exchangeable to common stock (i)	(27,965)	27,965	—	(1,695)	1	—

Balance, December 31, 2002	1,098,647	4,639,309	1	66,571	231	—
Conversion of shares from exchangeable to common stock (ii)	(179,885)	179,885	—	(10,900)	9	—

Balance, December 31, 2003	918,762	4,819,194	1	55,671	240	—
Shares issued on completion of private placement (iii)	6,670,000	—	—	18,983	—	—
Shares issued on conversion of debt (iv)	—	2,233,389	—	—	112	—
Conversion of shares from exchangeable to common stock (v)	(929,210)	929,210	—	(11,650)	38	—
Fractional shares redeemed	—	(13)	—	—	—	—

Balance, December 31, 2004	6,659,552	7,981,780	1	$63,004	$390	$—

Capital transactions from January 1, 2002 to December 31, 2002:

(i)	During 2002, 27,965 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $1, with the difference recorded as additional paid-in capital.

Capital transactions from January 1, 2003 to December 31, 2003:

(ii)	During 2003, 179,885 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $9, with the difference recorded as additional paid-in capital.

Capital transactions from January 1, 2004 to December 31, 2004:

(iii)	Private placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each a “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company. Each Special Warrant was issued at a price of Cdn. $1.20 per Special Warrant, resulting in aggregate proceeds of Cdn. $40,020. The proceeds, net of underwriters commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a “Purchase Warrant”) is exercisable for one-fifth of an exchangeable share of SMTC Canada at an

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

exercise price of Cdn. $9.25 per share until March 3, 2009. The Special Warrants were exercised into units on June 2, 2004.

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

The proceeds, net of underwriter commissions and other expenses and including interest earned while held in escrow, were released from escrow on June 1, 2004, and were used to repay a portion of the debt under the Credit Agreement (note 7).

The gross proceeds of Cdn. $40,020 ($29,372 based on the exchange rate at June 1, 2004) were allocated between the exchangeable shares and Purchase Warrants using the relative fair value method.

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

(iv)	Conversion of outstanding debt:

On June 1, 2004, the pre-existing lenders exchanged $10,000 of outstanding debt (note 7(e)) and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

The common stock and the Conversion Warrants issued to the pre-existing lenders are subject to transfer restrictions on trading. The pre-existing lenders have agreed to retain:

•	all of the shares of common stock, Conversion Warrants and shares of common stock underlying such Conversion Warrants until September 1, 2004;

•	at least 2/3 of the shares of common stock, Conversion Warrants and shares of common stock underlying such Conversion Warrants until December 1, 2004; and

•	at least 1/6 of the shares of common stock, and Conversion Warrants and shares of common stock underlying such Conversion Warrants until March 1, 2005.

The fair value of the consideration paid upon conversion of $10,000 of debt was allocated between the common stock and Conversion Warrants using the relative fair value method. The fair

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

value of the consideration paid was allocated between the common stock and Conversion Warrants in the amounts of $7,137 and $2,863, respectively.

The Company incurred total costs of $379 related to the conversion. These costs were offset against the common stock and Conversion Warrants in proportion to their relative fair values, resulting in net proceeds allocated to these instruments of $6,866 and $2,755, respectively. The excess of the amount allocated to the common stock over the par value of $6,754 was recorded as additional paid-in capital.

(v)	Exchange of exchangeable shares:

During 2004, 929,210 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $38, with the difference recorded as additional paid-in capital.

(vi)	Reverse stock split:

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

(c)    Exchangeable shares:

During 2002, 2003 and 2004, 27,965, 179,885 and 929,210 exchangeable shares were exchanged for common stock, respectively (note 9(b)).

(d)    Warrants:

	Exchangeable share warrants	Common stock warrants
Balance, December 31, 2001	—	—
Warrants issued (i)	—	1,509,988

Balance, December 31, 2002	—	1,509,988
Warrants issued (ii)	—	458,144
Warrants to be issued (iii)	—	231,672

Balance, December 31, 2003	—	2,199,804
Warrants cancelled (v)	—	(2,199,804)
Warrants issued upon completion of private placement (iv)	16,675,000	—
Warrants issued on conversion of debt (v)	—	11,166,947

Balance, December 31, 2004	16,675,000	11,166,947

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

2002 transactions:

(i)	In connection with the December 2002 amendment to the Credit Agreement (note 7(c)), and in exchange for the cancellation of the warrants issued pursuant to the February 2002 amendment, the Company agreed to issue to the lenders Series A and Series B warrants to purchase common stock of the Company at an exercise price equal to the fair market value (defined as the average of the last reported sales price of the common stock of the Company for 20 consecutive trading days commencing 22 trading days before the date in question) at the date of the grant for 4% and 1%, respectively, of the total outstanding shares on December 31, 2002. As part of the December 2002 Amendment, the Company also agreed to issue to the lenders Series C through Series H warrants to purchase common stock of the Company at an exercise price equal to the fair market value (as defined above) at the date of the grant provided that Series C through Series H warrants shall only be issued if the Company fails to meet certain financial covenants for the relevant fiscal quarter as follows:

Series	Number of days after end of fiscal quarter	% of common stock
Series C	45 days after first quarter 2003	0.75%
Series D	45 days after second quarter 2003	0.75%
Series E	45 days after third quarter 2003	0.75%
Series F	90 days after fourth quarter 2003	0.75%
Series G	45 days after first quarter 2004	1.00%
Series H	45 days after second quarter 2004	1.00%

The Series A through Series H warrants had a term of five years. If the Company met certain conditions by December 31, 2003, all Series B through Series E warrants would have been returned to the Company without consideration and all warrant shares that had been obtained upon exercise of such warrants were to be sold back to the Company at the exercise price of the original warrants exercised to obtain such shares. These conditions were not met as of December 31, 2003.

The warrants were not tradable separate from the related debt until the later of December 31, 2003 or nine months after the issuance of the warrants being transferred.

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

2003 transactions:

(ii)

In connection with the December 2002 Amendment to the Credit Agreement (note 7(c)), as described above, the Company did not meet certain financial covenants for the quarters ended June 29, 2003 and September 28, 2003 and, as such, issued 228,210 Series D warrants, representing the right to purchase approximately 45,642 shares of common stock of the Company, at an exercise price of $0.61 per share and 229,934 Series E warrants, representing the right to purchase 45,987 shares of common stock of the Company, at an exercise price of $1.04 per share.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

The fair value of the Series D and Series E warrants was measured using a Black-Scholes pricing model on the date of issuance. The fair value of the Series D and Series E warrants issued of $268 was classified as warrants issued in shareholders’ equity.

(iii)	In connection with the November 2003 amendment to the Credit Agreement (note 7(d)), certain financial covenants of the Company were revised, for which the Company was in compliance at December 31, 2003. The November 2003 Amendment, however, did not revise the covenants included in the December 2002 amendment upon which the issuance of the Series F through Series H warrants is determined (the “Warrant Covenants”). The Company did not meet the Warrant Covenants for the quarter ended December 31, 2003, and, as such the Company was legally obligated to issue 231,672 Series F warrants, representing the right to purchase approximately 46,334 shares of common stock of the Company, at an exercise price equal to the fair market value (as defined above) at the date of the grant.

The fair value of the Series F warrants was initially measured using a Black-Scholes pricing model at December 31, 2003, and was remeasured each reporting period until issued. At December 31, 2003, the fair value of the Series F warrants to be issued of $232 was classified as warrants to be issued in additional paid-in capital.

2004 transactions:

(iv)	Pursuant to the private placement described above (note 9(b)(iii)), SMTC Canada issued 16,675,000 warrants. Each warrant is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of Cdn. $9.25 per share until March 3, 2009.

(v)	Pursuant to the exchange by the pre-existing lenders of $10,000 of outstanding debt and all warrants previously issued or required to be issued as described above (note 9(b)(iv)), the Company issued 11,166,947 warrants. Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

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

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

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

	1998 SMTC Plan		2000 Equity Incentive Plan
	Common stock	Weighted average exercise price	Common stock	Weighted average exercise price
Balance, December 31, 2001	57,812	$28.90	324,400	$86.25
Issued	—	—	217,900	29.80
Cancelled	(9,694)	28.90	(219,400)	—

Balance, December 31, 2002	48,118	28.90	322,900	39.25
Issued	—	—	8,000	3.75
Cancelled	(16,940)	28.90	(139,300)	41.85

Balance, December 31, 2003	31,178	28.90	191,600	35.84
Issued	—	—	290,000	1.93
Cancelled	(10,803)	28.90	(109,800)	43.71

Balance, December 31, 2004	20,375	$28.90	371,800	$7.06

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

9.    Capital stock  (continued):

The following options were outstanding as at December 31, 2004:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life (years)
1998 SMTC Plan
$28.90	20,375	$28.90	20,375	$28.90	4.6

2000 Equity Incentive Plan
$1.55	230,000	$1.55	100,000	$1.55	9.8
$2.75	30,000	2.75	—	—	9.5
$3.75 - $4.00	43,000	3.95	8,000	3.88	7.6
$15.00	18,360	15.00	9,180	15.00	7.5
$25.00	18,360	25.00	9,180	25.00	7.5
$40.00	32,080	40.00	16,040	40.00	7.5

	371,800	7.06	142,400	8.39	9.2

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

10. Financial instruments:

Fair values:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

(i)	The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

(ii)	The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and therefore approximate carrying values.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

11.    Supplemental cash flow information:

	2002	2003	2004
Interest paid	$8,174	$3,733	$3,362
Income taxes paid	1,840	281	373

Non-cash financing and investing activities:

	2002	2003	2004
Cash released from escrow	$—	$2,152	$—
Warrants issued or to be issued (note 9(d))	1,255	500	—
Increase in other assets and accrued liabilities	—	—	1,636
Repayment of long-term debt and existing warrants by issuance of warrants (notes 7 and 9)	—	—	10,000
Acquisition of equipment under capital lease	—	—	3,572

12.    Commitments and contingencies:

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2005	$3,963
2006	3,413
2007	3,246
2008	3,306
2009	3,351
Thereafter	7,420

$24,699

Included in the amounts noted above is $2,098, representing lease costs which have been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2004 (note 16).

Operating lease expense for the years ended December 31, 2002, 2003 and 2004 was $11,203, $5,677 and $4,097, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

13.    Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries), discontinued operations and the effects of a change in accounting policies. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment and the sale of the Appleton manufacturing operations, previously included in the results of the United States segment (note 17). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	2002			2003			2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$441,328	$(15,324)	$426,004	$138,565	$(12,394)	$126,171	$69,336	$(101)	$69,235
Canada	105,529	(14,440)	91,089	196,115	(17,741)	178,374	81,610	(10,787)	70,823
Europe	4,658	(759)	3,899	2,542	(1,079)	1,463	—	—	—
Mexico	190,964	(186,781)	4,183	162,282	(162,169)	113	132,380	(27,842)	104,538

	$742,479	$(217,304)	$525,175	$499,504	$(193,383)	$306,121	$283,326	$(38,730)	$244,596

Revenue is attributed to the country from which the customer is invoiced.

	2002	2003	2004
EBITA, before discontinued operations, restructuring charges and the cumulative effect of a change in accounting policy:
United States	$(1,147)	$(2,208)	$4,694
Canada	(66)	(352)	(4,781)
Europe	280	149	—
Mexico	3,549	8,972	5,261

	2,616	6,561	5,174
Interest	8,297	5,113	4,521
Amortization	2,538	4,062	2,330
Restructuring and other charges (recoveries) (note 16)	36,900	(281)	(1,964)

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	$(45,119)	$(2,333)	$287

Capital expenditures:
United States	$1,363	$71	$—
Canada	1,137	70	179
Europe	30	—	—
Mexico	258	26	234

	$2,788	$167	$413

This segmented information incorporates the operations of the Company, as discussed in note 1. The Company has operated facilities in Canada, the United States and Mexico for 19 years, 9 years and 6 years, respectively.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

13.    Segmented information  (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	2002	2003	2004
Geographic revenue:
United States	$403,913	$224,212	$179,447
Canada	37,811	25,318	16,855
Europe	42,976	11,373	11,048
Asia	26,846	24,147	9,811
Mexico	13,629	21,071	27,435

	$525,175	$306,121	$244,596

Long-lived assets:
United States	$21,080	$11,767	$9,939
Canada	4,618	2,810	2,462
Mexico	17,979	16,228	16,868

	$43,677	$30,805	$29,269

Total assets:
United States	$132,205	$23,688	$32,973
Canada	25,376	54,408	12,256
Mexico	32,795	30,597	47,487
Ireland	586	70	—

	$190,962	$108,763	$92,716

14.    Significant customers and concentration of credit risk:

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

14.    Significant customers and concentration of credit risk  (continued):

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

During 2004, three customers individually comprised 17%, 16% and 10% of total revenue across all geographic segments. At December 31, 2004, these customers represented 6%, 14% and 4% of the Company’s accounts receivable.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

15.    Earnings (loss) per common share:

The following table sets forth the computation of basic loss per common share before discontinued operations and the cumulative effect of a change in accounting policy:

	2002	2003	2004
Numerator:
Loss from continuing operations	$(43,901)	$(37,344)	$(219)
Net earnings (loss)	(107,963)	(39,766)	618

Denominator:
Weighted average shares – basic and diluted	5,737,956	5,737,956	10,943,763
Earnings (loss) per common share:
Basic and diluted from continuing operations	$(7.65)	$(6.51)	$(0.02)
Basic and diluted	(18.82)	(6.93)	0.05

During 2002, the calculation did not include 371,018 options and 301,997 warrants, as the effect would have been anti-dilutive. During 2003, the calculation did not include 227,778 options and 439,961 warrants issued and warrants to be issued, as the effect would have been anti-dilutive. During 2004, the calculation did not include 392,175 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 2,199,804 (439,961 after the effects of the reverse stock split) warrants issued and warrants to be issued, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

16.    Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	2002	2003	2004
Inventory write-downs (recoveries) included in cost of sales	$6,536	$—	$(1,822)
Lease and other contract obligations	18,656	2,504	—
Adjustment of previously recorded lease and other contract obligations	(393)	(4,123)	(2,000)
Severance	2,844	2,418	1,858
Other facility exit costs	1,568	96	—
Adjustments to other facility exit costs	—	(920)	—
Asset impairment	7,689	37	—
Proceeds on assets previously written down	—	(293)	—
Other charges	—	1,283	—

Restructuring and other charges, including the write-down of intangible assets	30,364	1,002	(142)

	36,900	1,002	(1,964)
Other charges included in cost of sales	900	—	622
Other charges (adjustments) included in selling, general and administrative expenses	1,000	(122)	(287)
Other charges included in amortization expense	235	—	—

	2,135	(122)	335

	$39,035	$880	$(1,629)

2002 charges:

During 2001, the Company commenced a restructuring program aimed at reducing its cost structure (the “2001 Plan”) and recorded restructuring and other charges of $67,231, consisting of a write-down of goodwill and other intangible assets, the costs associated with exiting or resizing facilities and the write-down of inventory related to the closure of a facility.

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and recorded further net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

16.    Restructuring and other charges  (continued):

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

During 2002, the Company recorded an adjustment to lease and other contract obligation costs recorded related to the 2001 Plan of $393 upon negotiating a final settlement on a facility lease for amounts less than originally estimated.

The major components of the 2002 restructuring plan were completed during fiscal 2003.

(b)    Other charges:

Other charges included in cost of sales of $900 relate to inventory charges resulting from the disengagement with a customer, coupled with the effects of the continued downturn in the technology sector. Other charges of $1,000 included in selling, general and administrative expenses relate to the write-off of certain assets. Other charges of $235 included in amortization expense relate to additional amortization recorded to reflect the December 2002 Amendment to the credit facility (note 7).

2003 charges:

During 2003, the Company recorded a net restructuring and other charge of $1,002, consisting of a net adjustment to previously recorded charges related to 2001 Plan and 2002 Plan of $281 and additional charges incurred during 2003 of $1,283. During 2003, the Company also recorded an adjustment to other charges of $122.

(a)    Restructuring and other charges:

During 2003, the Company recorded an additional charge for lease and other contract obligations of $2,504, consisting of a charge related to the 2001 Plan of $2,178 due to a revision in the estimate of sublease recoveries associated with the facility lease in Monterrey, Mexico and a charge related to the 2002 Plan of

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

16.    Restructuring and other charges  (continued):

$326 primarily associated with the idling of equipment leases at the Donegal facility. During 2003, the Company also recorded an adjustment to lease and other contract obligations related to the 2002 Plan of $4,123 for the expected or actual settlement of the amounts, including the Austin facility lease, for less than the originally estimated amounts.

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

Other charges recorded during 2003 of $1,283 relate to professional fees associated with the Company’s refinancing negotiations with current and potential lenders and investors of $894 and a discount on the prepayment of shareholder loans of $389 (note 6).

(b)    Other charges (recoveries):

During 2003, the Company recorded an adjustment of $122 in selling, general and administrative expenses related to the recovery of assets written off in 2002.

2004 charges:

(a)    Restructuring charges:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue. As the result of operational and administrative changes, the Company recorded severance charges of $1,458 relating to 99 and 110 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively. The benefits of the 2004 Plan affected cost of sales and selling, general and administrative expenses in 2004. The Company expects to experience further benefits in selling, general and administrative expenses in 2005.

The Company recorded additional severance charges of $400 in connection with the 2002 Plan as a result of a change in the estimate of amounts to be paid out. The additional severance is expected to be paid during fiscal 2005.

During the third quarter of 2004, the Company settled a claim in its favour for net proceeds of $1,822, related to a four-year dispute over obsolete inventory with a former customer. As the Company recorded the original charge in cost of sales, the net proceeds have also been recorded as a recovery in cost of sales.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

16.    Restructuring and other charges  (continued):

Also, during 2004, the Company recorded adjustments to lease and other contract obligations of $1,744 related to the 2001 Plan and $256 related to the 2002 Plan. The adjustments to the 2001 Plan include the settlement of a legal suit related to the facility lease in Monterrey, Mexico, which resulted in the recovery of $1,694 to adjust the provision to the amount of the settlement and $50 related to the costs associated with exiting a Boston facility for less than originally estimated. The adjustment to the 2002 Plan related to settling various equipment leases for less than originally estimated.

(b)    Other charges (recoveries):

During 2004, the Company received proceeds of $287 from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities as at December 31, 2002, 2003 and 2004, relating to the 2001 Plan:

	2001 total charges	Non-cash charges	2001, 2002 and 2003 cash payments	2002 and 2003 adjustments	2003 charges	Accruals, December 31, 2003	2004 adjustments	2004 cash payments	Accrual, December 31, 2004
Inventory write-downs included in cost of sales	$25,388	$(25,388)	$—	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	8,635	—	(7,547)	(393)	2,178	2,873	(1,744)	(1,129)	—
Severance	3,556	—	(3,556)	—	—	—	—	—	—
Asset impairment	5,609	(5,609)	—	—	—	—	—	—	—
Write-down of intangible assets	17,765	(17,765)	—	—	—	—	—	—	—
Other facility exit costs	6,278	(3,059)	(3,000)	(219)	—	—	—	—	—

	$67,231	$(51,821)	$(14,103)	$(612)	$2,178	$2,873	$(1,744)	$(1,129)	$—

The following table details the original charges, additional charges and adjustments recorded, and related amounts included in accrued liabilities as at December 31, 2003 and 2004 in respect of the 2002 Plan:

	2002 total charges	2003 total charges	Non-cash charges	2002 and 2003 cash payments (receipts)	2003 adjustments	Accruals, December 31, 2003	2004 charges	2004 adjustments	2004 cash receipts (payments)	Accruals December 31, 2004
Inventory write-downs included in cost of sales	$6,536	$—	$(6,536)	$—	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	18,656	326	—	(8,113)	(4,123)	6,746	—	(256)	(4,100)	2,390
Severance	2,844	2,418	—	(4,703)	—	559	400	—	(103)	856
Asset impairment	7,689	37	(7,726)	—	—	—	—	—	—	—
Proceeds on assets previously written down	—	(293)	—	293	—	—	—	—	—	—
Other facility exit costs	1,568	96	—	(630)	(701)	333	—	—	(300)	33

	$37,293	$2,584	$(14,262)	$(13,153)	$(4,824)	$7,638	$400	$(256)	$(4,503)	$3,279

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

16.    Restructuring and other charges  (continued):

The Company expects to pay out the remaining amounts during fiscal 2005 and to fund these payments through cash from operations.

The following table details the original charges, non-cash charges and cash payments included in accrued liabilities at December 31, 2004, relating to the 2004 Plan:

	2004 total charges	Non-cash charges	2004 cash payments	Accrual, December 31, 2004
Severance	$1,458	$—	$(722)	$736

The Company expects all of the severance costs to be funded through cash from operations and paid out in fiscal 2005.

17.    Discontinued operations:

(a)    Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3,058. The Appleton facility has historically been included in the results of the United States segment (note 13). The Company recorded a loss on disposal of $235, which has been included in the loss from discontinued operations. Details of the net assets disposed of are as follows:

Proceeds on disposal of discontinued operation	$3,058
Accounts receivable	1,902
Inventory	1,042
Prepaid expenses	56
Capital assets	1,722
Accounts payable	(1,400)
Accrued liabilities	(476)

Net assets disposed of	2,846
Costs of disposal	447

Loss on disposal of discontinued operation	$(235)

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	2002	2003	2004
Revenue	$44,309	$10,750	$—

Earnings (loss) from discontinued operations	$1,695	$(3,986)	$460

In 2002, the earnings from discontinued operations includes restructuring charges of $141.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

17.    Discontinued operations  (continued):

Included in the loss from discontinued operations for the year ended December 31, 2003 is the loss on disposition of discontinued operations of $235, a restructuring charge of $3,226 recorded during the second quarter of 2003, reflecting the write-down of the Appleton assets to the estimated realizable value and loss from operations of $525.

Included in the loss from discontinued operations for the year ended December 31, 2004 are the proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217.

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

The following information relates to the discontinued operations:

	2002	2003	2004
Revenue	$5,035	$—	$—

Earnings (loss) from discontinued operations	$(10,197)	$1,564	$377

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

In 2004, the earnings from discontinued operations include additional proceeds from the liquidation of $377.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

18.    United States and Canadian accounting policy differences:

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

The following table reconciles net loss as reported in the accompanying consolidated statements of operations to net loss that would have been reported under Canadian GAAP:

	2002	2003	2004
Net earnings (loss) in accordance with U.S. GAAP	$(107,963)	$(39,766)	$618
Write-down of goodwill (b)	55,560	—	—
Stock compensation expense (c)	—	—	256

Net earnings (loss) in accordance with Canadian GAAP	$(52,403)	$(39,766)	$362

Net earnings (loss) under Canadian GAAP is comprised of the following:

	2002	2003	2004
Operating earnings (loss)	$(36,822)	$2,780	$4,552
Interest expense	8,297	5,113	4,521

Earnings (loss) before income taxes and discontinued operations	(45,119)	(2,333)	31
Income taxes (recovery)	(1,218)	35,011	506
Earnings (loss) from discontinued operations	(8,502)	(2,422)	837

Net earnings (loss)	$(52,403)	$(39,766)	$362

(a)    Acquisitions:

Under U.S. GAAP, shares issued as consideration in a business combination are valued using the share price at the announcement date of the acquisition. Under Canadian GAAP in effect on the date of acquisition, shares were valued on the consummation date. As a result, under Canadian GAAP, the total purchase price for Qualtron Teoranta would be $24,455, resulting in goodwill of $15,630. Under U.S. GAAP, the purchase price was $26,900, resulting in goodwill of $18,075. Goodwill amortization in fiscal 2004 under U.S. GAAP was nil (2003—nil; 2002—$1,783) and under Canadian GAAP was nil (2003—nil; 2002—$1,563). The write-down of goodwill during 2002 relating to Qualtron Teoranta was $16,265 under U.S. GAAP and $14,060 under Canadian GAAP.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2002, 2003 and 2004

18.    United States and Canadian accounting policy differences  (continued):

(c)    Stock-based compensation:

Effective January 1, 2004, as a result of revisions to the CICA Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments,” (“CICA 3870”) Canadian GAAP requires companies to expense, over the vesting period, the fair value of employee awards not previously accounted for using the fair value method. In accordance with transitional rules, the Company has adopted this change in accounting policy on a retroactive basis for options granted during the period January 1, 2002 to December 31, 2003 without restating prior periods. Previously, these options were accounted for using the settlement method. Consequently, the January 1, 2004 opening deficit has been increased by $328 to reflect the cumulative impact of the adoption of CICA 3870 to December 31, 2003, with an offsetting credit to additional paid-in capital. As such, there was no net effect on shareholders’ equity at December 31, 2003. Stock-based compensation expense related to stock option grants of $256 was recorded in the year ended December 31, 2004 for Canadian GAAP purposes.

Under U.S. GAAP, companies are required to calculate and disclose pro forma information related to the fair value of stock-based compensation but they are not required to record a related compensation expense.

(d)    Recent Canadian accounting pronouncements:

The Emerging Issues Committee issued “Exchangeable Securities Issued by Subsidiaries of Income Trusts”, Abstract of Issue Discussed, EIC-151 (“EIC-151”) in January 2005 and further amended it in March 2005. This pronouncement is effective for periods ending on or after June 30, 2005 and requires certain exchangeable securities to be presented as liabilities or minority interest rather than within equity. EIC-151 also addresses the measurement and conversion of exchangeable securities, and their treatment for purposes of calculating earnings per share. The Company is currently assessing the impact of this new pronouncement.