Form 10-Q
period 2005-04-03
SMTC CORP
filed 2005-05-18
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether SMTC Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2005, SMTC Corporation had 9,170,619 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of May 10, 2005, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,470,714 exchangeable shares outstanding, excluding 2,477,597 exchangeable shares held by SMTC Corporations’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	April 3, 2005	December 31, 2004
Assets

Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,276 (December 31, 2004 - $1,276)	$21,333	$23,856
Inventories (note 3)	33,391	33,025
Prepaid expenses	1,523	1,702

	56,247	58,583

Capital assets, net of accumulated depreciation of $33,757 (December 31, 2004 - $32,694)	26,963	29,269
Other assets	4,199	4,729
Deferred income taxes	135	135

	$87,544	$92,716

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$22,075	$25,943
Accrued liabilities	12,412	13,738
Income taxes payable	1,008	1,571
Current portion of long-term debt (note 4)	3,800	3,800
Current portion of capital lease obligations	1,777	1,897

	41,072	46,949

Long-term debt (note 4)	33,970	30,091
Capital lease obligations	1,011	1,542

Shareholders’ equity:
Capital stock (note 6)	52,159	63,394
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	204,207	192,972
Deficit	(255,242)	(252,599)

	11,491	14,134

	$87,544	$92,716

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 3, 2005	April 4, 2004
Revenue	$49,110	$69,423
Cost of sales	47,109	62,576

Gross profit	2,001	6,847
Selling, general and administrative expenses (note 9)	3,402	4,307
Amortization	—	1,172
Restructuring charges (note 9)	104	—

Operating earnings (loss)	(1,505)	1,368
Interest	1,105	1,292

Earnings (loss) before income taxes	(2,610)	76
Income tax expense (note 5)	33	123

Net loss	$(2,643)	$(47)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 3, 2005	April 4, 2004
Loss per share:

Basic loss per share	$(0.18)	$(0.01)

Diluted loss per share	$(0.18)	$(0.01)

Weighted average number of common shares used in the calculations of loss per share (note 7):
Basic	14,641,345	5,737,956
Diluted	14,641,345	5,737,956

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 3, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(11,235)	—	11,235	—	—	—
Net loss for the period	—	—	—	—	(2,643)	(2,643)

Balance, April 3, 2005	$52,159	$10,372	$204,207	$(5)	$(255,242)	$11,491

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 3, 2005	April 4, 2004
Cash provided by (used in):

Operations:
Net loss	$(2,643)	$(47)
Items not involving cash:
Amortization	—	1,172
Depreciation	1,308	1,508
Loss (gain) on disposition of capital assets	43	(15)
Other	442	—
Change in non-cash operating working capital:
Accounts receivable	2,523	3,202
Inventories	(366)	(6,185)
Prepaid expenses	179	(234)
Income taxes recoverable/payable	(563)	126
Accounts payable	(3,868)	2,080
Accrued liabilities	(1,326)	(1,328)

	(4,271)	279

Financing:
Increase in long-term debt	4,956	420
Repayment of long-term debt	(989)	—
Principal payments on capital lease obligations	(651)	(92)
Deferred financing fees	—	(550)

	3,316	(222)

Investments:
Purchase of capital assets	(45)	(24)
Proceeds from sale of capital assets	1,000	15

	955	(9)

Increase in cash	—	48

Cash and cash equivalents, beginning of period	—	167

Cash and cash equivalents, end of period	$—	$215

	Three months ended
	April 3, 2005	April 4, 2004
Supplemental disclosures:
Cash paid during the period:
Income taxes	$540	$63
Interest	562	1,164

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at April 3, 2005, unaudited consolidated statements of operations for the three month periods ended April 3, 2005 and April 4, 2004, unaudited consolidated statement of changes in shareholders’ equity for the three month period ended April 3, 2005, and unaudited consolidated statements of cash flows for the three month periods ended April 3, 2005 and April 4, 2004 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended April 3, 2005 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2004.

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

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net loss per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended
	April 3, 2005	April 4, 2004
Net loss attributable to common shareholders, as reported	$(2,643)	$(47)
Stock-based compensation (expense) recovery	(61)	25

Pro forma loss	(2,704)	(22)

Basic and diluted loss per share, as reported	$(0.18)	$(0.01)
Stock-based compensation (expense) recovery	—	—

Pro forma basic and diluted loss per share	(0.18)	(0.01)

No compensation expense has been recorded in the statement of operations for the quarters ended April 3, 2005 and April 4, 2004.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. During the three months ended April 3, 2005, the Company granted 200,000 options to purchase exchangeable shares of SMTC Manufacturing Corporation of Canada at an exercise price of Cdn $1.53 per exchangeable share, the fair market value on the date of the grant and 210,000 options to purchase common shares at an exercise price of $1.17 per share, the fair market value on the date of the grant. There were no options granted during the three month period ended April 4, 2004.

During the three months ended April 3, 2005, the Company recorded a pro-forma stock-based compensation expense of $61 for the value of new options issued during the quarter, offset by unvested stock options that were forfeited during the quarter. During the three months ended April 4, 2004, the Company recorded a recovery of pro-forma stock-based compensation of $25 for unvested stock options that were forfeited during the period.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

2.	Stock-based compensation (continued):

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	April 3, 2005	April 4, 2004
Risk-free interest rate	3.0%	—
Dividend yield	—	—
Expected life	4	—
Volatility	120.0%	—

3.	Inventories:

	April 3, 2005	December 31, 2004
Raw materials	$18,337	$19,827
Work in process	7,856	4,867
Finished goods	6,676	7,814
Other	522	517

	$33,391	$33,025

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

4.	Long-term debt:

	April 3, 2005	December 31, 2004
Senior debt:
Revolving	$9,297	$4,339
Term	1,011	1,166
Subordinated debt	26,329	27,164
Other	1,133	1,222

	37,770	33,891

Less current portion	3,800	3,800

	$33,970	$30,091

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) that provided for an initial term loan and amounts made available under revolving credit loans, swing line loans and letters of credit. Between July 27, 2000 and May 31, 2004, the Company and its pre-existing lenders amended the Credit Agreement from time to time.

Senior debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively the “Congress Facilities”) with Congress Financial Corporation and its affiliates (“Congress”). The availability under the Congress revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and requires a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Congress Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Congress to forego additional advances should they determine certain conditions exist, including those with a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

4.	Long-term debt (continued):

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

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at April 3, 2005.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

4.	Long-term debt (continued):

Subordinated debt:

On June 1, 2004, the Company completed a transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants (note 6), in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement.

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

On March 10, 2005, the Company executed an amendment to the Credit Agreement, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

4.	Long-term debt (continued):

The Company is in compliance with the financial covenants included in its lending agreements at April 3, 2005. Continued compliance with the financial covenants through the next twelve months is dependant on the Company achieving its forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

5.	Income taxes:

During the quarter ended April 3, 2005, the Company recorded income tax expense of $33 on a loss before income taxes of $2,610. The majority of the income tax expense relates to minimum taxes in certain jurisdictions.

At December 31, 2004, the Company had total net operating loss (“NOL”) carryforwards of approximately $105,200, of which $2,376 will expire in 2010, $6,660 will expire in 2011, $1,368 will expire in 2012, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $54,097 will expire in 2021, $20,069 will expire in 2022, and $19,462 will expire in 2023. There has been no significant transactions in the three months ending April 3, 2005 that would materially impact these loss carryforwards.

Whether the recapitalization transactions described in note 6 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company would file the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the recapitalization transaction (note 6), would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

6.	Capital Stock:

a) Private Placement of Special Warrants:

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

6.	Capital Stock (continued):

The Company incurred total costs related to the private placement of $2,772, resulting in net proceeds of $26,600. These costs were offset against the exchangeable shares and warrants in proportion to their relative fair values, resulting in net proceeds allocated to these instruments of $18,983 and $7,617, respectively.

(b) Conversion of outstanding debt:

On June 1, 2004, the pre-existing lenders exchanged $10,000 of outstanding debt (note 4) and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

6.	Capital Stock (continued):

(c) Exchange of exchangeable shares:

During the three months ended April 3, 2005 and April 4, 2004, 1,188,838 and 55,950 exchangeable shares were exchanged for common stock, respectively.

(d) Reverse stock split:

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

(e) Warrants

Pursuant to the private placement described above, SMTC Canada issued 16,675,000 warrants. Each warrant is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of Cdn. $9.25 per share until March 3, 2009.

Pursuant to the exchange by the pre-existing lenders of $10,000 of outstanding debt and all warrants previously issued or required to be issued, the Company issued 11,166,947 warrants. Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended
	April 3, 2005	April 4, 2004
Numerator:
Net loss	$(2,643)	$(47)

Denominator:
Weighted average shares - Basic and diluted	14,641,345	5,737,956

Loss per share:
Basic and diluted	$(0.18)	$(0.01)

For the three months ended April 4, 2004, the calculation of weighted average shares - diluted did not include 182,478 options and 439,961 warrants, as the effect would have been anti-dilutive. For the three months ended April 3, 2005, the calculation did not include 778,260 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

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

	Three months ended April 3, 2005			Three months ended April 4, 2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$28,625	$(115)	$28,510	$40,773	$(28)	$14,294
Canada	5,077	(982)	4,095	32,402	(3,724)	28,678
Mexico	22,209	(5,704)	16,505	41,525	(15,074)	26,451

	$55,911	$(6,801)	$49,110	$114,700	$(18,826)	$69,423

Revenue is attributed to the country from which the customer is invoiced.

EBITA (before restructuring charges):

United States	$951	$16
Canada	(2,347)	(11)
Mexico	(5)	2,535

	(1,401)	2,540

Interest	1,105	1,292
Amortization	—	1,172
Restructuring charges (note 9)	104	—

Earnings (loss) before income taxes	$(2,610)	$76

Capital expenditures:
United States	$31	$—
Canada	—	6
Mexico	14	18

	$45	$24

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended
	April 3, 2005	April 4, 2004
Geographic revenue:
United States	$29,014	$52,218
Canada	12,709	2,982
Europe	535	2,730
Asia	761	3,275
Mexico	6,091	8,218

	$49,110	$69,423

	April 3, 2005	December 31, 2004
Long-lived assets:
United States	$9,553	$9,939
Canada	2,170	2,462
Mexico	15,240	16,868

	$26,963	$29,269

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended
	April 3, 2005	April 4, 2004
Severance	104	—

Other charges (adjustments) included in selling, general and administrative expenses	(42)	(287)

(a) Restructuring charges:

2002 Plan:

In response to the continuing industry economic downturn, the Company took further steps to realign its cost structure and plant capacity (the “2002 Plan”) and recorded net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

The following table details the related amounts included in accrued liabilities as at April 3, 2005 in respect of the 2002 Plan:

	Accrual at December 31, 2004	Cash payments	Accrual at April 3, 2005
Lease and other contract obligations	$2,390	$(123)	$2,267
Severance	856	—	856
Other facility exit costs	33	(25)	8

	$3,279	$(148)	$3,131

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 3, 2005 and April 4, 2004

(Unaudited)

9.	Restructuring and other charges (continued):

2004 Plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue. As the result of operational and administrative changes, the Company recorded severance charges of $104 relating to 17 employees at the Chihuahua, Mexico and Appleton, Wisconsin locations. The Company expects to record further charges related to the 2004 Plan during the second quarter of 2005.

The following table details the related amounts included in accrued liabilities as at April 3, 2005 in respect of the 2004 Plan:

	Accrual at December 31, 2004	2005 charges	Cash payments	Accrual at April 3, 2005
Severance	$736	$104	$(578)	$262

(b) Other charges (recoveries):

During the quarters ended April 3, 2005 and April 4, 2004, the Company received proceeds of $42 and $287, respectively, from the sale of an asset previously written off. As the write-off was originally recorded in selling, general and administrative expenses, these amounts have also been recorded in selling, general and administrative expenses, as recoveries.

10.	Contingencies:

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

Consolidated Statement of Operations Data(a):

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	April 3, 2005	April 4, 2004
Revenue	$49.1	$69.4
Cost of sales	47.1	62.6

Gross profit	2.0	6.8
Selling, general and administrative expenses (a)	3.4	4.3
Amortization	—	1.1
Restructuring charges (a)	0.1	—

Operating earnings (loss)	(1.5)	1.4
Interest	1.1	1.3

Earnings (loss) before income taxes	(2.6)	0.1
Income tax expense	—	0.1

Net loss	$(2.6)	$0.0

Loss per common share (b):
Basic loss per share	$(0.18)	$(0.01)
Diluted loss per share	$(0.18)	$(0.01)

Weighted average number of shares outstanding (b):
Basic	14.6	5.7
Diluted	14.6	5.7

(a)	The Company recorded restructuring charges of $0.1 million during the first quarter of 2005 relating to severance costs associated with the 2004 restructuring plan. Refer to note 9 to our April 3, 2005 interim consolidated financial statements.

The Company recorded an adjustment to other charges of $0.3 million during the first quarter of 2004 relating to proceeds from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses. Refer to note 9 to our April 3, 2005 interim consolidated financial statements.

(b)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data:

(in millions)

	April 3, 2005 (Unaudited)	December 31, 2004
Working capital	$15.2	$12.4
Total assets	87.5	92.7
Total debt, including current maturities	37.8	33.9
Shareholders’ equity	11.5	14.1

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

In early 2004, we initiated a comprehensive transformation plan designed to restructure, refinance and restore profitability and growth. The transformation plan has several components, including operational optimization, refinancing, strategy development and organization renewal.

During the third quarter of 2004, we announced changes to our manufacturing operations to provide greater focus on new customer and new product introduction and technical activities, improve capacity utilization, align our cost structure to expected revenue, and to become profitable on a sustained basis. Our Markham, Ontario site has become the Company’s technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also will continue to manufacture low volume, high complexity printed circuit board assemblies. Our Chihuahua, Mexico facility will serve as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Franklin, Massachusetts and San Jose, California will continue to specialize in high precision metal manufacturing and system integration activities. Similarly, our engineering design services capability will continue as will our manufacturing relationship with China-based Alco Electronic.

In addition, during the third quarter of 2004, we continued to streamline our overhead, selling, general and administrative structure to improve productivity and customer responsiveness and to provide greater focus on key market segments. As a result of operational and administrative changes, we recorded restructuring charges of $1.9 million during the third and fourth quarters of 2004 and $0.1 million during the first quarter of 2005 related to severance charges and as we continued to execute our transformation plan.

During the first quarter of 2005, we continued to execute our transformation plan to restore the Company to growth and profitability. Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our primary challenge is to develop and execute a strategy that grows revenue through a combination of new customer acquisition and increasing the level of business with current customers. Although not evident in the financial results for the first quarter of 2005, the Company has gained several important new customers and added a number of new program wins within our current customer base. Historically, the first quarter typically is soft for SMTC and the EMS sector overall. However, we were able to produce a modest revenue growth as compared to the previous quarter and believe the previous quarter will prove to be the low point in our revenue. While the Company did incur a loss in the first quarter of 2005, it was partially a function of the cost of program transfers to Mexico, and higher staffing and training costs as compared to the fourth quarter of 2004 as we ramp for higher production volumes for the second quarter of 2005.

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

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at April 3, 2005.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement at this time.

In March 2005, the Company executed an amendment to the subordinated debt agreement, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There are no Canadian GAAP differences in 2003. In 2004, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. Under US GAAP, companies are required to calculate and disclose pro forma information related to fair value of stock-based compensation but they are not required to record a related compensation expense. Under Canadian GAAP, a compensation expense of $0.3 million would have been be recorded as an expense in 2004.

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended
	April 5, 2005	April 4, 2004
Revenue	100.0%	100.0%
Cost of sales	95.9	90.2

Gross profit	4.1	9.8
Selling, general and administrative expenses	6.9	6.2
Amortization	—	1.6
Restructuring charges	0.2	—

Operating earnings	(3.0)	2.0
Interest	2.3	1.9

Earnings (loss) before income taxes and discontinued operations	(5.3)	0.1
Income tax expense	—	0.1

Net loss	5.3%	0.0%

Quarter ended April 3, 2005 compared to quarter ended April 4, 2004

Revenue

Revenue decreased $20.3 million, or 29.3%, from $69.4 million for the first quarter of 2004 to $49.1 million for the first quarter of 2005. The decline in revenue resulted from lower production volume from IBM as certain programs are nearing completion and the effect of the loss in fiscal year 2004 of Square D as a customer. This resulted in approximately $10.6 million and $11.0 million, respectively, in lower revenue from these customers for the first quarter of 2005 compared to the first quarter of 2004. Growth in revenue from EMC² was offset by a reduction in revenue from certain other customers.

During the first quarter of 2005, revenue from the industrial sector represented 37.7% of revenue compared to 58.3% of revenue for the first quarter of 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 41.8% and 20.5%, respectively, for the first quarter of 2005 compared to 28.8% and 12.9%, respectively, for the first quarter of 2004. The reduction in the percentage of revenue generated from the industrial sector in the first quarter of 2005 compared to the first quarter of 2004 is due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in the first quarter of 2005 compared to the first quarter of 2004 is due to the growth in revenue earned from EMC² for the first quarter of 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in the first quarter of 2005 compared to the first quarter of 2004 is due to the lower revenue base in the first quarter of 2005.

During the first quarter of 2005, we recorded approximately $3.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.1 million in the first quarter of 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first quarter of 2005, the Company’s ten largest customers represented approximately 90% of revenue. Revenue from our three largest customers was $11.1 million from EMC², $6.9 million from Mars Electronics and $5.0 million from Ingenico representing 22.6%, 14.1% and 10.1%, respectively, of total revenue for the period. This compares with revenue of $13.8 million from IBM, $11.8 million from Ingenico and $11.1 million from Square D representing 19.9%, 17.1% and 16.0%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2005, 47.6% of our revenue was produced from operations in Mexico, 44.4% from the United States and 8.0% from Canada. During the first quarter of 2004, 59.8% of our revenue was produced from operations in Mexico, 22.0% from Canada and 18.2% from the United States. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred our lower cost Mexico facility.

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

Gross Profit

Gross profit decreased $4.8 million from $6.8 million, or 9.8% of revenue, for the first quarter of 2004 to $2.0 million, or 4.1% of revenue, for the first quarter of 2005. The decline in the gross margin percentage is largely due a change in customer mix coupled with higher variable costs, as a percentage of revenue.

The Company adjusts for estimated obsolete or excess inventory for the difference between the cost of inventory and estimated realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million from $4.3 million for the first quarter of 2004 to $3.4 million for the first quarter of 2005. Selling, general and administrative expenses for the first quarter of 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off. Excluding this adjustment, selling, general and administrative expenses decreased $1.2 million from $4.6 million, or 6.6% of revenue, for the first quarter of 2004, to $3.4 million, or 6.9% of revenue for the first quarter of 2005. The decrease is a result of corporate-wide cost containment measures, partially offset by an investment in sales resources. The increase in selling, general and administrative expenses as a percentage of revenue is due to the lower revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $1.1 million for the first quarter of 2004 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense commencing the third quarter of 2004.

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

(a) Restructuring charges:

During the first quarter of 2005, the Company recorded severance charges of $0.1 million related to 17 employees at the Chihuahua, Mexico and Appleton, Wisconsin locations in accordance with the 2004 Plan. The Company expects to record further charges related to the 2004 Plan during the second quarter of 2005.

The following table details the related amounts included in accrued liabilities as at April 3, 2005 relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2004	Cash payments	Accrual at April 3, 2005
Lease and other contract obligations	$2.4	$(0.2)	$2.2
Severance	0.9	—	0.9

	$3.3	$(0.2)	$3.1

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2004	Cash payments	Accrual at April 3, 2005
US	$2.3	$(0.2)	$2.1
Canada	0.8	—	0.8
Mexico	0.2	—	0.2

	$3.3	$(0.2)	$3.1

We expect the outstanding severance amounts will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

The following table details the related amounts included in accrued liabilities as at April 3, 2005 relating to the 2004 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	Cash payments	Accrual at April 3, 2005
Severance	$0.8	$0.1	$(0.6)	$0.3

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	Cash payments	Accrual at April 3, 2005
Canada	$0.8	$—	$(0.5)	$0.3
Mexico	—	0.1	(0.1)	—

	$0.8	$0.1	$(0.6)	$0.3

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

(b) Other charges (recoveries):

The Company recorded an adjustment to other charges of $0.3 million during the first quarter of 2004 relating to proceeds from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

Interest Expense

Interest expense decreased $0.2 million from $1.3 million for the first quarter of 2004 to $1.1 million for the first quarter of 2005. Interest expense for the first quarter of 2005 includes the amortization of deferred financing fees of $0.3 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.4 million from $1.3 million to $0.9 million due to lower average debt balances outstanding, partially offset by higher interest rates during the first quarter of 2005. The weighted average interest rates with respect to the debt for the first quarter of 2005 and 2004 were 9.0% and 7.2%, respectively.

Income Tax Expense

For the first quarter of 2004 an income tax expense $0.1 million was recorded on a pre-tax income of $0.1 million. The majority of the income tax expense relates to minimum taxes in certain jurisdictions thereby increasing the Company’s effective income tax rate.

At December 31, 2004, the Company had total net operating loss (“NOL”) carryforwards of approximately $105.2 million, of which $2.4 million will expire in 2010, $6.7 million will expire in 2011, $1.3 million will expire in 2012, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and 2020, $54.1 million will expire in 2021, $20.1 million will expire in 2022, and $19.4 million will expire in 2023.

Whether the recapitalization transactions described in note 4 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company would file the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the recapitalization transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

Three months ended April 3, 2005 Liquidity:

Net cash used in operating activities the first quarter of 2005 was $4.3 million. The use of cash was the result of a net loss of $2.6 million and a net increase in working capital of $3.4 million, offset by non-cash depreciation and other charges of $1.8 million. The net increase in working capital of $3.4 million consists of a reduction in accounts receivable and prepaid expenses of $2.5 million and $0.2 million, respectively, offset by an increase in inventory of $0.4 million and a decrease in income taxes payable, accounts payable and accrued liabilities of $0.5 million, $3.9 million and $1.3 million, respectively. Accounts receivable days sales outstanding was 40 days at the end of the first quarter of 2005 compared to 50 days for the same period last year as the Company renewed its focus on managing accounts receivable. Inventory turned 6 times for the first quarter of 2005 compared to 7 times for the same period last year partially due an unanticipated volume decline that negatively affected the inventory levels in the first quarter of 2005 compared to the same period last year. Accounts payable days outstanding was 43 days at the end of the first quarter of 2005 compared to 62 days for the same period last year. The decline in the accounts payable days is due to the additional liquidity generated from the recapitalization transaction that closed in June of 2004. During the first quarter of 2005, the Company paid $0.7 million in connection with restructuring charges.

Net cash provided by financing activities during the first quarter of 2005 of $3.3 million consists of the net increase in long-term debt of $4.0 million offset by and the repayment of capital leases of $0.7 million. Under the Congress Credit Facility, we have a secured revolving credit facility of up to $40 million. At April 3, 2005, we had $10.3 million of indebtedness outstanding under our credit facilities. The Congress Credit Facility has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory.

Net cash provided by investing activities the first quarter of 2005 of $1.0 million represents proceeds from the disposal of a vacant building in Mexico.

Three months ended April 4, 2004 Liquidity:

Net cash provided by operating activities for the first quarter of 2004 was $0.3 million. Inventory turns declined to 7 times at the end of the first quarter of 2004 from 8 times for the same period in 2003. Accounts receivable days sales outstanding (excluding the accounts receivable related to discontinued operations) decreased to 50 days at the end of the first quarter of 2004 from 61 days for the same period in 2003. During the first quarter of 2004, the Company made $1.4 million of restructuring payments.

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

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At April 3, 2005, we had $10.3 million of indebtedness outstanding under the Congress Credit Facility and term debt, $26.3 million of subordinated debt and $1.1 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

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

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified as long-term as at April 3, 2005.

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

The Company is in compliance with the financial covenants included in its lending agreements at April 3, 2005. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving its forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

In March 2005, the Company executed an amendment to the subordinated debt agreement, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 to our December 31, 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse provincial, state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; (9) our ability to maintain compliance with requirements for continued listing on the Nasdaq National Market; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of recent unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales have declined during fiscal years 2002 to 2004 and in the first quarter of 2005. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If general economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

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

Our largest three customers were EMC², Mars Electronics and Ingenico, which represented approximately 22.6%, 14.1% and 10.1%, respectively, of our total revenue for the first quarter of 2005. Our top ten largest customers (including EMC², Mars Electronics and Ingenico) collectively represented approximately 90% of our total revenue the first quarter of 2005. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

At April 3, 2005, we had $10.3 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At April 3, 2005, we also had $26.3 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and

AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•	We may fail to comply with covenants under which we borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Congress Credit Facility contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the first quarter of 2005 was 9.0%. At April 3, 2005, our revolving credit facility of $9.3 million bore interest at 6.0% based on the U.S. prime rate and our tranche A term debt bore interest at 8.5% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Changes in Internal Control Over Financial Reporting. There have been no changes in internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

List of Exhibits:

10.1	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 18, 2005

EXHIBIT INDEX

Exhibit Number	Document
10.1	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2005.