Form 10-Q
period 2005-07-03
SMTC CORP
filed 2005-08-17
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of August 10, 2005, SMTC Corporation had 9,406,785 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 10, 2005, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 5,234,548 exchangeable shares outstanding, excluding 2,713,763 exchangeable shares held by SMTC Corporations’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	July 3, 2005	December 31, 2004
Assets
Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,276 (December 31, 2004 - $1,276)	$26,627	$23,856
Inventories (note 3)	32,217	33,025
Prepaid expenses	1,804	1,702

	60,648	58,583

Capital assets, net of accumulated depreciation of $33,757 (December 31, 2004 - $32,694)	27,837	29,269
Other assets	3,024	4,729
Deferred income taxes	140	135

	$91,649	$92,716

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$29,684	$25,943
Accrued liabilities	10,310	13,738
Income taxes payable	1,063	1,571
Current portion of long-term debt (note 4)	3,800	3,800
Current portion of capital lease obligations	1,795	1,897

	46,652	46,949

Long-term debt (note 4)	32,605	30,091
Capital lease obligations	575	1,542

Shareholders’ equity:
Capital stock (note 6)	50,226	63,394
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	206,140	192,972
Deficit	(254,916)	(252,599)

	11,817	14,134

	$91,649	$92,716

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Revenue	$57,036	$66,306	$106,146	$135,729

Cost of sales	52,284	58,966	99,393	121,542

Gross profit	4,752	7,340	6,753	14,187

Selling, general and administrative expenses (note 9)	3,165	4,198	6,567	8,505

Amortization	—	1,158	—	2,330

Restructuring charges (note 9)	75	—	179	—

Operating earnings	1,512	1,984	7	3,352

Interest	1,107	1,198	2,212	2,490

Earnings (loss) before income taxes and discontinued operations	405	786	(2,205)	862

Income tax expense (note 5)	79	646	112	769

Earnings (loss) from continuing operations	326	140	(2,317)	$93
Earnings from discontinued operations (note 10)	—	837	—	837

Net earnings (loss)	$326	$977	$(2,317)	$930

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.02	$0.02	$(0.16)	0.01

Earnings per share from discontinued operations	—	0.09	—	0.12

Basic earnings (loss) per share	$0.02	$0.11	$(0.16)	$0.13

Diluted earnings (loss) per share	$0.02	$0.11	$(0.16)	$0.13

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 7):
Basic	14,641,345	9,064,497	14,641,345	7,365,457
Diluted	14,641,345	9,067,794	14,641,345	7,378,800

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 3, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(13,168)	—	13,168	—	—	—
Net loss for the period	—	—	—	—	(2,317)	(2,317)

Balance, July 3, 2005	$50,226	$10,372	$206,140	$(5)	$(254,916)	$11,817

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Cash provided by (used in):

Operations:
Net earnings (loss)	$326	$977	$(2,317)	$930
Items not involving cash:
Amortization	—	1,158	—	2,330
Depreciation	1,260	1,411	2,568	2,919
Loss (gain) on disposition of capital assets	—	—	43	(15)
Gain on disposal of assets previously written down (note 9)	(12)	—	(12)	—
Other	550	—	992	—
Deferred income taxes	(5)	—	(5)	—
Change in non-cash operating working capital:
Accounts receivable	(5,294)	6,035	(2,771)	9,237
Inventories	1,174	3,058	808	(3,127)
Prepaid expenses	(281)	(651)	(102)	(885)
Income taxes recoverable/payable	55	541	(508)	667
Accounts payable	7,609	(14,390)	3,741	(12,310)
Accrued liabilities	(1,565)	(3,431)	(2,891)	(4,759)

	3,817	(5,292)	(454)	(5,013)
Financing:
Increase in long-term debt	—	1,400	4,629	1,400
Repayment of long-term debt	(1,277)	(39)	(1,939)	(39)
Repayment of pre-existing long term debt	—	(41,504)	—	(41,084)
Increase in revolving debt	—	13,307	—	13,307
Principal payments on capital lease obligations	(418)	(41)	(1,069)	(133)
Net proceeds from issuance of shares	—	25,849	—	25,849
Net proceeds from issuance of warrants	—	8,972	—	8,972
Deferred financing fees	—	(2,715)	—	(3,265)

	(1,695)	5,229	1,621	5,007

Investments:
Purchase of capital assets	(2,134)	(101)	(2,179)	(125)
Proceeds from sale of capital assets	12		1,012	15

	(2,122)	(101)	(1,167)	(110)

Increase in cash	—	(164)	—	(116)

Cash, beginning of period	—	215	—	167

Cash, end of period	$—	$51	$—	$51

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Supplemental disclosures:
Cash paid during the period:
Income taxes	$74	$15	$614	$78
Interest	655	2,191	1,217	3,355

Non-cash transactions:
Repayment of long term debt and existing warrants by issuance of shares and warrants		10,000		10,000
Increase in other assets and accrued liabilities		1,636		1,636
Settlement of shareholder loan	537	—	537	—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at July 3, 2005, unaudited consolidated statements of operations for the three and six month periods ended July 3, 2005 and July 4, 2004, unaudited consolidated statement of changes in shareholders’ equity for the six month period ended July 3, 2005, and unaudited consolidated statements of cash flows for the three and six month periods ended July 3, 2005 and July 4, 2004 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended July 3, 2005 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2004.

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

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net loss per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net earnings (loss), attributable to common shareholders, as reported	$326	$977	$(2,317)	$930
Stock-based compensation expense	(63)	(69)	(124)	(44)

Pro forma earnings (loss)	263	908	(2,441)	886

Basic and diluted earnings (loss) per share, as reported	$0.02	$0.11	$(0.16)	$0.13
Stock-based compensation expense	—	(0.01)	(0.01)	(0.01)

Pro forma basic earnings (loss) per share	0.02	0.10	(0.17)	0.12

No compensation expense has been recorded in the statement of operations for the three and six months ended July 3, 2005 and July 4, 2004.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. There were no options granted during the three months ended July 3, 2005. During the six months ended July 3, 2005, the Company granted 200,000 options to purchase exchangeable shares of SMTC Manufacturing Corporation of Canada at an exercise price of Cdn $1.53 per exchangeable share, the fair market value on the date of the grant and 210,000 options to purchase common shares at an exercise price of $1.17 per share, the fair market value on the date of the grant. During the three and six months ended July 4, 2004, the Company granted 30,000 options to purchase common stock at an exercise price of $4.00 per share, the fair market value on the date of grant.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

2.	Stock-based compensation (continued):

During the three and six months ended July 3, 2005, the Company recorded a pro-forma stock-based compensation expense of $63 and $124, respectively, for the value of new options issued, offset by unvested stock options that were forfeited during the quarter. During the three and six months ended July 4, 2004, the Company recorded a pro-forma stock-based compensation expense of $69 and $44, respectively, for the value of new options issued, offset by unvested stock options that were forfeited during the quarter. The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	July 3, 2005	July 4, 2004
Risk-free interest rate	3.4%	4.9%
Dividend yield	—	—
Expected life	4	4
Volatility	96.0%	120.0%

3.	Inventories:

	July 3, 2005	December 31, 2004
Raw materials	$18,004	$19,827
Work in process	10,279	4,867
Finished goods	3,491	7,814
Other	443	517

	$32,217	$33,025

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

4.	Long-term debt:

	July 3, 2005	December 31, 2004
Senior debt:
Revolving	$8,446	$4,339
Term	894	1,166
Subordinated debt	26,015	27,164
Other	1,050	1,222

	36,405	33,891
Less current portion	3,800	3,800

	$32,605	$30,091

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

Three and six months ended July 3, 2005 and July 4, 2004

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

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the exclusion of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at July 3, 2005.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

4.	Long-term debt (continued):

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

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

4.	Long-term debt (continued):

The Company is in compliance with the financial covenants included in its lending agreements at July 3, 2005. Continued compliance with the financial covenants through the next twelve months is dependant on the Company achieving its forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

5.	Income taxes:

During the three months ended July 3, 2005, the Company recorded income tax expense of $79 on income before income taxes of $405. During the six months ended July 3, 2005, the Company recorded income tax expense of $112 on a loss before income taxes of $2,205. The majority of the income tax expense relates to minimum taxes in certain jurisdictions.

At December 31, 2004, the Company had total net operating loss (“NOL”) carryforwards of approximately $105,200, of which $2,376 will expire in 2010, $6,660 will expire in 2011, $1,368 will expire in 2012, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $54,097 will expire in 2021, $20,069 will expire in 2022, and $19,462 will expire in 2023. There has been no significant transactions in the three and six months ended July 3, 2005 that would materially impact these loss carryforwards.

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

Three and six months ended July 3, 2005 and July 4, 2004

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

Three and six months ended July 3, 2005 and July 4, 2004

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

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

6.	Capital Stock (continued):

(c)	Exchange of exchangeable shares:

During the three and six months ended July 3, 2005, 204,571 and 1,393,409 exchangeable shares were exchanged for common stock, respectively. During the three and six months ended July 4, 2004, nil and 55,950 exchangeable shares were exchanged for common stock, respectively.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Numerator:
Net earnings (loss) from continuing operation	$326	$140	$(2,317)	$93
Net earnings (loss)	326	977	(2,317)	930

Denominator:
Weighted average shares - basic	14,641,345	9,064,497	14,641,345	7,365,457
Effect of dilutive securities Employee stock options	—	—	—	2,211
Warrants	—	3,297	—	11,132

Weighted average shares - diluted	14,641,345	9,067,794	14,641,345	7,378,800

Earnings (loss) per share:
Basic and diluted from continuing operations	$0.02	$0.02	$(0.16)	$0.01
Basic and diluted	0.02	0.11	(0.16)	0.13

For the three months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 167,294 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 436,664 warrants issued and warrants to be issued, as the effect would have been anti-dilutive. For the six months ended July 4, 2004, the calculation of weighted average shares - diluted did not include 124,294 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 436,664 warrants issued and warrants to be issued, as the effect would have been anti-dilutive.

For the three and six months ended July 3, 2005, the calculation did not include 770,923 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

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

	Three months ended July 4, 2005			Six months ended July 4, 2005
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$30,620	$(132)	$30,488	$59,245	$(247)	$58,998
Canada	8,113	(1,562)	6,551	13,190	(2,544)	10,646
Mexico	22,952	(2,955)	19,997	45,161	(8,659)	36,502

	$61,685	$(4,649)	$57,036	$117,596	$(11,450)	$106,146

Revenue is attributed to the country from which the customer is invoiced.

EBITA (before restructuring charges):

United States			$1,438			$2,389
Canada			(1,303)			(3,650)
Mexico			1,452			1,447

			1,587			186
Interest			1,107			2,212
Restructuring charges (note 9)			75			179

Earnings (loss) before income taxes			$405			$(2,205)

Capital expenditures:
United States			$18			$49
Canada			40			40
Mexico			2,076			2,090

			$2,134			$2,179

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

8.	Segmented information:

	Three months ended July 4, 2004			Six months ended July 4, 2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$16,772	$(30)	$16,742	$31,094	$(58)	$31,036
Canada	24,278	(2,521)	21,757	56,680	(6,245)	50,435
Mexico	31,977	(4,170)	27,807	73,502	(19,244)	54,258

	$73,027	$(6,721)	$66,306	$161,276	$(25,547)	$135,729

EBITA (before discontinued operations and restructuring charges):

United States			$858			$874
Canada			(710)			(721)
Mexico			2,994			5,529

			3,142			5,682

Interest			1,198			2,490
Amortization			1,158			2,330

Earnings before income taxes and discontinued operations			$786			$862

Capital expenditures:
Canada			$99			$105
Mexico			2			20

			$101			$125

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 3, 2004
Geographic revenue:
United States	$36,312	$49,620	$65,326	$101,838
Canada	14,101	2,563	26,810	5,545
Europe	1,063	3,316	1,598	6,046
Asia	134	5,683	895	8,958
Mexico	5,426	5,124	11,517	13,342

	$57,036	66,306	$106,146	$135,729

	July 3, 2005	December 31, 2004
Long-lived assets:
United States	$9,166	$9,939
Canada	1,983	2,462
Mexico	16,688	16,868

	$27,837	$29,269

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Lease and other contract obligations	$30	$—	$30	$—
Severance	327	—	431	—
Adjustment to previously recorded severance	(320)	—	(320)	—
Proceeds on assets previously written down	(12)	—	(12)	—
Other	50	—	50	—

	$75	$—	$179	—

Other charges (adjustments) included in selling, general and administrative expenses	$—	$—	$(42)	$(287)

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

The following table details the related amounts included in accrued liabilities as at July 3, 2005 in respect of the 2002 Plan:

	Accrual at April 3, 2005	Charges	Adjustments	Cash payments	Accrual at July 3, 2005
Lease and other contract obligations	$2,267	$—	$—	$(76)	$2,191
Severance	856	150	(320)	(552)	134
Other facility exit costs	8	50	—	—	58

	$3,131	$200	$(320)	$(628)	$2,383

During the second quarter of 2005, the Company recorded severance and other facility exit costs of $200 and an adjustment to severance of $320 as a result of changes in the estimate of the amount to be paid out.

The Company expects the outstanding severance and other facility exit costs will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

9.	Restructuring and other charges (continued):

2004 Plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue. As the result of operational and administrative changes, the Company recorded lease and other contract obligations of $30 and severance charges of $177 relating to 27 employees at the Chihuahua, Mexico and Appleton, Wisconsin and Markham, Ontario locations.

The following table details the related amounts included in accrued liabilities as at July 3, 2005 in respect of the 2004 Plan:

	Accrual at April 3, 2005	Charges	Cash payments	Accrual at July 3, 2005
Lease and other contract obligations	$—	$30	$—	$30
Severance	262	177	(310)	129

	$262	$207	$(310)	$159

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

During the three and six months ended July 3, 2005, the Company received proceeds of $12 from the sale of assets previously written off.

(b) Other charges (recoveries):

During the six months ended July 3, 2005 and July 4, 2004, the Company received proceeds of $42 and $287, respectively, from the sale of an asset previously written off. As the write-off was originally recorded in selling, general and administrative expenses, these amounts have also been recorded in selling, general and administrative expenses, as recoveries.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and six months ended July 3, 2005 and July 4, 2004

(Unaudited)

10.	Discontinued Operations:

Included in earnings from discontinued operations for the three and six months ended July 4, 2004 are proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217, both relating to the closure of the Appleton manufacturing facility and proceeds from the liquidation of the Cork, Ireland facility of $377.

11.	Contingencies:

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

12	Recent accounting pronouncement:

In May, 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data(a):

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Revenue	$57.0	$66.3	$106.1	$135.7
Cost of sales	52.2	59.0	99.3	121.5

Gross profit	4.8	7.3	6.8	14.2
Selling, general and administrative expenses (a)	3.2	4.2	6.6	8.5
Amortization	—	1.1	—	2.3
Restructuring charges (a)	0.1	—	0.2	—

Operating earnings	1.5	2.0	—	3.4
Interest	1.1	1.2	2.2	2.5

Earnings (loss) before income taxes	0.4	0.8	(2.2)	0.9
Income tax expense	0.1	0.6	0.1	0.8

Earnings (loss) from continuing operations	0.3	0.2	(2.3)	0.1
Earnings from discontinued operations (b)	—	0.8	—	0.8

Net earnings (loss)	$0.3	$1.0	$(2.3)	$0.9

Earnings (loss) per common share (c):
Basic earnings (loss) per share from continuing operations	$0.02	$0.02	$(0.16)	$0.01
Earnings per share from discontinued operations	—	0.09	—	0.12

Basic earnings (loss) per share	$0.02	$0.11	$(0.16)	$0.13

Diluted earnings (loss) per share	$0.02	$0.11	$(0.16)	$0.13

Weighted average number of shares outstanding (c):
Basic	14.6	9.1	14.6	7.4
Diluted	14.6	9.1	14.6	7.4

(a)	For the three and six months ended July 3, 2005, the Company recorded net restructuring charges of $0.1 and $0.2 million, respectively, relating largely to severance charges in connection with the 2004 Plan net of an adjustment of previously recorded severance charges in connection with the 2002 Plan. Refer to note 9 to our July 3, 2005 interim consolidated financial statements.

The Company recorded a decrease to other charges of $0.3 million during the first six months of 2004 relating to proceeds from the sale of an asset previously written off. This recovery has been recorded in selling, general and administrative expenses. Refer to note 9 to our July 3, 2005 interim consolidated financial statements.

(b)	Earnings from discontinued operations for the three and six months ended July 3, 2004 includes proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both related to the Appleton discontinued operation, and the receipt of distribution of proceeds of $0.4 million related to the Cork liquidation. Refer to note 10 to our July 3, 2005 interim consolidated financial statements.

(c)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data:

(in millions)

	July 3, 2005 (Unaudited)	December 31, 2004
Working capital	$14.0	$12.4
Total assets	91.6	92.7
Total debt, including current maturities	36.4	33.9
Shareholders’ equity	11.8	14.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through manufacturing and technology centers strategically located in key technology corridors in the United States, Canada and the cost-effective location of Mexico. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

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

In addition, during the third quarter of 2004, we continued to streamline our overhead, selling, general and administrative structure to improve productivity and customer responsiveness and to provide greater focus on key market segments. As a result of operational and administrative changes, we recorded restructuring charges in connection with the 2004 Plan of $1.9 million during the third and fourth quarters of 2004 and $0.3 million during the first and second quarters of 2005 related to severance charges and as we continued to execute our transformation plan. The Company also recorded an adjustment of previously recorded restructuring charges in connection with the 2002 Plan of $0.1 million during the second quarter of 2005.

During the first and second quarters of 2005, we continued to execute our transformation plan to restore the Company to growth and profitability. Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan is essentially complete with our primary focus moving to the development and execution of a strategy that grows revenue through a combination of new customer acquisitions and increasing the level of business with current customers. The Company has gained several important new customers and added a number of new program wins within our current customer base and was able to produce consecutive sequential revenue growth during the first and second quarters of 2005 as compared to the previous quarter.

JUNE 1, 2004 RECAPITALIZATION TRANSACTION

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

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the exclusion of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor do they believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at July 3, 2005.

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

Corporate History

SMTC Corporation is the result of the July 1999 combination of Surface Mount Technology Centre Inc. (“Surface Mount”) and HTM Holdings, Inc (“HTM”). Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the Northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering and headquartered in Appleton, Wisconsin. On July 27, 2000, we consummated an initial public offering of 1,325,000 shares of our common stock and 875,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 330,000 shares of common stock upon exercise of the underwriters’ over-allotment option. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts. In fiscal 2001, we closed our facilities in Denver, Colorado and Haverhill, Massachusetts. In fiscal 2002, we closed our facility in Cork, Ireland. In fiscal 2003, we closed our facilities in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold the majority of our operations in Appleton, Wisconsin.

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

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.6	89.0	93.6	89.5

Gross profit	8.4	11.0	6.4	10.5
Selling, general and administrative expenses	5.6	6.3	6.2	6.3
Amortization	—	1.7	—	1.7
Restructuring charges	0.2	—	0.2	—

Operating earnings	2.6	3.0	—	2.5
Interest	1.9	1.8	2.1	1.9

Earnings (loss) before income taxes and discontinued operations	0.7	1.2	(2.1)	0.7
Income tax expense	0.2	0.9	0.1	0.6

Earnings (loss) from continuing operations	0.5	0.3	(2.2)	0.1
Earnings from discontinued operations	—	1.2	—	—

Earnings (loss)	0.5%	1.5%	(2.2)%	0.1%

Quarter ended July 3, 2005 compared to quarter ended July 4, 2004

Revenue

Revenue decreased $9.3 million, or 14.0%, from $66.3 million for the second quarter of 2004 to $57.0 million for the second quarter of 2005. The decline in revenue resulted from lower production volume from IBM as certain programs are nearing completion and the effect of the loss in fiscal year 2004 of Square D as a customer. This resulted in approximately $8.3 million and $7.5 million, respectively, in decreased revenue from these customers for the second quarter of 2005 compared to the second quarter of 2004. Growth in revenue from EMC² was offset by a reduction in revenue from certain other customers.

In the second quarter of 2005, revenue from the industrial sector represented 44.6% of revenue compared to 61.5% of revenue for the second quarter of 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 38.8% and 16.6%, respectively, for the second quarter of 2005 compared to 28.2% and 10.3%, respectively, for the second quarter of 2004. The reduction in the percentage of revenue generated from the industrial sector in the second quarter of 2005 compared to the second quarter of 2004 is largely due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in the second quarter of 2005 compared to the second quarter of 2004 is due to the growth in revenue earned from EMC² for the second quarter of 2005 compared to the same period last year, partially offset by the reduction in revenue earned from IBM for the second quarter of 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in the second quarter of 2005 compared to the second quarter of 2004 is due to the increase in revenue earned from a number of our smaller customers in the second quarter of 2005 compared to the second quarter of 2004.

During the second quarter of 2005, we recorded approximately $0.5 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.4 million in the second quarter of 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the second quarter of 2005, the Company’s ten largest customers represented approximately 84.8% of revenue compared to 85.7% for the same period last year. Revenue from our two largest customers during the second quarter of 2005 was $14.4 million from EMC² and $10.3 million from Ingenico, representing 25.2% and 18.1%, respectively, of total revenue for the period. This compares with revenue of $12.2 million from Ingenico, $11.2 million from IBM and $7.5 million from Square D representing 18.4%, 16.9% and 11.3%, respectively, of total revenue for same period last year. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2005, 47.6% of our revenue was produced from operations in the United States, 41.1% from Mexico and 11.3% from Canada. During the second quarter of 2004, 48.2% of our revenue was produced from operations in Mexico, 30.7% from Canada and 21.1% from the United States. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process, however there is also the potential for revenue decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of the larger product lines manufactured for any one of our customers, we could experience further declines in revenue.

Gross Profit

Gross profit decreased $2.5 million from $7.3 million, or 11.0% of revenue, for the second quarter of 2004 to $4.8 million, or 8.4% of revenue, for the second quarter of 2005. The decline in gross profit absolute dollars is due to the lower sales base coupled with a change in customer mix, partially offset by improved utilization of fixed costs. The decline in the gross margin percentage is largely due to a change in customer mix, partially offset by improved utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million from $4.2 million, or 6.3% of revenue, for the second quarter of 2004 to $3.2 million, or 5.6% of revenue, for the second quarter of 2005. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures, partially offset by an adjustment of $0.3 million recorded in the second quarter of 2004 related to proceeds received on the sale of an asset previously written off.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $1.1 million for the second quarter of 2004 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense commencing in the third quarter of 2004.

Restructuring Charges

During 2001 and 2002 the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continues to execute its transformation plan (the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue.

During the second quarter of 2005, the Company recorded severance charges of $0.2 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also, during the second quarter of 2005, the Company recorded other restructuring charges of $0.1 million in connection with the 2002 Plan. The severance charge of $0.2 million related to 27 employees at the Chihuahua, Mexico, Appleton, Wisconsin and Markham, Ontario locations. The reversal of previously recorded severance charges of $0.3 million related to a change in the estimate of amounts to be paid out.

There were no restructuring charges recorded during the second quarter of 2004.

The following table details the related amounts included in accrued liabilities as at July 3, 2005 relating to the 2002 Plan:

(in millions)	Accrual at April 3, 2005	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Lease and other contract obligations	$2.2	$—	$—	$2.2
Severance	0.9	(0.2)	(0.6)	0.1
Other facility exit costs	—	0.1	—	0.1

	$3.1	$(0.1)	$(0.6)	$2.4

The following table discloses the restructing amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at April 3, 2005	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
US	$2.1	$0.2	$(0.3)	$2.0
Canada	0.8	(0.3)	(0.2)	0.3
Mexico	0.2	—	(0.1)	0.1

	$3.1	$(0.1)	$(0.6)	$2.4

We expect the outstanding severance and other facility exit costs will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

The following table details the related amounts included in accrued liabilities as at July 3, 2005 relating to the 2004 Plan:

(in millions)	Accrual at April 3, 2005	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Severance	$0.3	$0.2	$(0.3)	$0.2

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)	Accrual at April 3, 2005	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Canada	$0.3	$0.1	$(0.2)	$0.2
Mexico	—	0.1	(0.1)	—

	$0.3	$0.2	$(0.3)	$0.2

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

Interest Expense

Interest expense decreased $0.1 million from $1.2 million for the second quarter of 2004 to $1.1 million for the second quarter of 2005. Interest expense for the second quarter of 2005 includes the amortization of deferred financing fees of $0.3 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.3 million from $1.2 million to $0.9 million due to lower average debt balances outstanding, partially offset by higher interest rates during the second quarter of 2005. The weighted average interest rates with respect to the debt for the second quarter of 2005 and 2004 were 9.5% and 7.2%, respectively.

Income Tax Expense

During the second quarter of 2005, an income tax expense of $0.1 million relates to minimum taxes in certain jurisdictions. For the second quarter of 2004, an income tax expense of $0.6 million includes $0.5 million related to an intercompany dividend and $0.1 million related to taxes in certain jurisdictions.

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

Discontinued Operations

Earnings from discontinued operations for the second quarter of 2004 consists primarily of proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both relating to the closure of the Appleton manufacturing facility and proceeds from the liquidation of the Cork, Ireland facility of $0.4 million.

Six months ended July 3, 2005 compared to six months ended July 4, 2004

Revenue

Revenue decreased $29.6 million, or 21.8%, from $135.7 million for the first six months of 2004 to $106.1 million for the first six months of 2005. The decline in revenue resulted from lower production volume from IBM as certain programs are nearing completion and the effect of the loss in fiscal year 2004 of Square D as a customer. This resulted in approximately $19.0 million and $18.5 million, respectively, in lower revenue from these customers for the first six months of 2005 compared to the first six months of 2004. Growth in revenue from EMC² was offset by a reduction in revenue from certain other customers.

During the first six months of 2005, revenue from the industrial sector represented 42.4% of revenue compared to 59.9% of revenue for the first six months of 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 41.2% and 16.4%, respectively, for the first six months of 2005 compared to 28.5% and 11.6%, respectively, for the first six months of 2004. The reduction in the percentage of revenue generated from the industrial sector in the first six months of 2005 compared to the first six months of 2004 is largely due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in the first six months of 2005 compared to the first six months of 2004 is due to the growth in revenue earned from EMC² for the first six months of 2005 compared to the same period last year, partially offset by the reduction in revenue earned from IBM for the first six months of 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in the first six months of 2005 compared to the first six months of 2004 is due to the increase in revenue earned from a number of our smaller customers in the first six months of 2005 compared to the first six months of 2004.

During the first six months of 2005, we recorded approximately $4.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $4.5 million in the first six months of 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2005, the Company’s ten largest customers represented approximately 87.1% of revenue compared to 85.9% for the same period last year. Revenue from our three largest customers during the first six months of 2005 was $25.5 million from EMC², $15.3 million from Ingenico and $12.4 million from Mars Electronics, representing 24.0%, 14.4% and 11.7%, respectively, of total revenue for the period. This compares with revenue $25.0 million from IBM, $24.1 million from Ingenico and $18.5 million from Square D representing 18.4%, 17.7% and 13.7%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2005, 46.1% of our revenue was produced from operations in the United States, 44.1% from Mexico and 9.8% from Canada. During the first six months of 2004, 54.1% of our revenue was produced from operations in Mexico, 27.0% from Canada and 18.9% from the United States. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

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

Gross Profit

Gross profit decreased $7.4 million from $14.2 million, or 10.5% of revenue, for the first six months of 2004 to $6.8 million, or 6.4% of revenue, for the first six months of 2005. The decline in gross margin absolute dollars is due to the lower sales base coupled with a change in customer mix, partially offset by improved utilization of fixed costs. The decline in the gross margin percentage is largely due to a change in customer mix and higher variable costs as a percentage of revenue, partially offset by improved utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.9 million from $8.5 million, or 6.3% of revenue, for the first six months of 2004 to $6.6 million, or 6.2% of revenue, for the first six months of 2005. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures, partially offset by an adjustment of $0.3 million recorded in the first six months of 2004 related to proceeds received on the sale of an asset previously written off.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for the first six months of 2004 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

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

During the first six months of 2005, the Company recorded severance charges of $0.3 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also, during the first six months of 2005, the Company recorded other restructuring charges of $0.1 million in connection with the 2002 Plan. The severance charge of $0.3 million related to 44 employees at the Chihuahua, Mexico and Markham, Ontario locations. The adjustment to previously recorded severance charges of $0.3 million related to a change in the estimate of amounts to be paid out.

There were no restructuring charges recorded during the first six months of 2004.

The following table details the related amounts included in accrued liabilities as at July 3, 2005 relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Lease and other contract obligations	$2.4	$—	$(0.2)	$2.2
Severance	0.9	(0.2)	(0.6)	0.1
Other facility exit costs	—	0.1	—	0.1

	$3.3	$(0.1)	$(0.8)	$2.4

The following table discloses the restructing amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
US	$2.3	$0.2	$(0.5)	$2.0
Canada	0.8	(0.3)	(0.2)	0.3
Mexico	0.2	—	(0.1)	0.1

	$3.3	$(0.1)	$(0.8)	$2.4

We expect the outstanding severance and other facility exit costs will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

The following table details the related amounts included in accrued liabilities as at July 3, 2005 relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Severance	$0.8	$0.3	$(0.9)	$0.2

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at July 3, 2005
Canada	$0.8	$0.1	$(0.7)	$0.2
Mexico	—	0.2	(0.2)	—

	$0.8	$0.3	$(0.9)	$0.2

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

(b)	Other charges (recoveries):

The Company recorded an adjustment to other charges of $0.3 million during the first six months of 2004 relating to proceeds from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

Interest Expense

Interest expense decreased $0.3 million from $2.5 million for the first six months of 2004 to $2.2 million for the first six months of 2005. Interest expense for the first six months of 2005 includes the amortization of deferred financing fees of $0.5 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.6 million from $2.5 million to $1.9 million due to lower average debt balances outstanding, partially offset by higher interest rates during the first six months of 2005. The weighted average interest rates with respect to the debt for the first six months of 2005 and 2004 were 9.3% and 7.3%, respectively.

Income Tax Expense

During the first six months of 2005, an income tax expense of $0.1 million relates to minimum taxes in certain jurisdictions. For the first six months of 2004, an income tax expense of $0.8 million includes $0.5 million related to an intercompany dividend and $0.3 million related to taxes in certain jurisdictions.

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

Discontinued Operations

Earnings from discontinued operations for the first six months of 2004 consists primarily of proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both relating to the closure of the Appleton manufacturing facility and proceeds from the liquidation of the Cork, Ireland facility of $0.4 million.

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

Six months ended July 3, 2005 Liquidity:

Net cash used in operating activities for the first six months of 2005 was $0.6 million. The use of cash was the result of a net loss of $2.3 million and a net use of working capital of $1.7 million, offset by non-cash depreciation and other charges of $3.4 million. The net use of working capital of $1.7 million consists of an increase in accounts receivable and prepaid expenses and a decrease in income tax payable of $2.8 million, $0.1 million and $0.5 million, respectively, all of which generated working capital. This was offset by a decrease in inventory of $0.8 million and a net increase in accounts payable and accrued liabilities of $0.9 million, both of which used working capital. Accounts receivable days sales outstanding was 42 days for the second quarter ended July 3, 2005, an improvement from 44 days for the same period last year as the Company has negotiated improved terms with a certain customer. Inventory turned, on an annualized basis, 7 times for the first six months of 2005 and 2004. Accounts payable days outstanding was 52 days for the second quarter ended July 3, 2005, compared to 44 days for the same period last year. The accounts payable days outstanding has increased from the prior year as the Company has successfully negotiated improved terms with certain of its suppliers since closing the recapitalization transaction in June, 2004. During the first six months of 2005, the Company paid $1.7 million in connection with restructuring charges.

Net cash provided by financing activities during the first six months of 2005 of $1.7 million consists of the net increase in long-term debt of $2.7 million offset by the repayment of capital leases of $1.1 million. Under the Congress Credit Facility, we have a secured revolving credit facility of up to $40 million. At July 3, 2005, we had $9.3 million of indebtedness outstanding under our credit facilities. The Congress Credit Facility has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory.

Net cash used in investing activities for the first six months of 2005 of $1.2 million consists of the purchase of capital assets of $2.2 million, offset by proceeds from the disposal of a vacant building in Mexico of $1.0 million.

Six months ended July 4, 2004 Liquidity:

Net cash used in operating activities for the first six months of 2004 was $5.0 million consisting of net earnings of $0.9 million and non-cash depreciation and amortization of $2.3 million and $2.9 million, respectively, offset by a reduction of working capital of $11.1 million. The net use of working capital of $11.1 million consists of a decrease in accounts receivable and an increase in income tax payable of $9.2 million and $0.7 million, respectively, both of which generated working capital. This was offset by an increase in inventory and prepaid expenses of $3.1 million and $0.8 million, respectively, and a net decrease in accounts payable and accrued liabilities of $17.1 million, all of which used working capital. Accounts receivable days sales outstanding improved to 44 days for the second quarter of 2004 from 57 days for the same period in 2003. Inventory turns, on an annualized basis, declined to 7 times for the second quarter of 2004 from 9 times for the same period in 2003. Accounts payable days outstanding improved to 44 days for the second quarter of 2004 compared to 67 days for the same period last year. The change in accounts payable days is a result of additional liquidity provided by the recapitalization transactions. During the second quarter of 2004, the Company made $1.7 million of restructuring payments.

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

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At July 3, 2005, we had $9.3 million of indebtedness outstanding under the Congress Credit Facility and term debt, $26.0 million of subordinated debt and $1.0 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

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

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the exclusion of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified as long-term as at July 3, 2005.

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

The Company is in compliance with the financial covenants included in its lending agreements at July 3, 2005. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving its forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

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

Recent accounting pronouncement

In May, 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

As a result of recent unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2004. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted during 2003. If general economic conditions worsen or fail to improve, we may experience a material adverse impact on our business, operating results and financial condition.

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

Our largest two customers were EMC² and Ingenico, which represented approximately 25.2% and 18.1%, respectively, of our total revenue for the second quarter of 2005. Our top ten largest customers (including EMC², Mars Electronics and Ingenico) collectively represented approximately 84.8% of our total revenue the second quarter of 2005. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

At July 3, 2005, we had $9.3 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At July 3, 2005, we also had $26.03 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

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

Certain differences may exist between the trading market of our common stock and the trading market for the exchangeable shares of SMTC Canada.

Although the exchangeable shares of SMTC Canada are intended to be functionally and economically equivalent to shares of our common stock, there can be no assurance that the market price of the exchangeable shares will be identical, or even similar, to the market price of our common stock.

Our Common Stock May Be Delisted From The Nasdaq National Market.

On May 31, 2005, we received notification from Nasdaq Listing Qualifications that our common stock failed to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq National Market. Under NASD Marketplace Rules, Nasdaq provided us with a grace period of 180 calendar days, or until November 28, 2005, to comply with the minimum bid price requirement. If we fail to comply with the minimum bid price requirement by November 28, 2005, our common stock may be delisted from trading on The Nasdaq National Market. There can be no assurance that our common stock will regain compliance with the minimum bid price requirement or that we will continue to satisfy the other listing requirements of The Nasdaq National Market. Our failure to comply with the Marketplace Rules or promptly to cure noncompliance with such Rules could result in our common stock being delisted, and the liquidity of our stock could be materially impaired.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the second quarter of 2005 was 9.5%. At July 3, 2005, our revolving credit facility of $8.4 million bore interest at 6.5% based on the U.S. prime rate and our tranche A term debt bore interest at 8.75% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting on May 24, 2005.

(b) At the annual meeting, stockholders elected Messrs. William Brock and Wayne McLeod as directors. Messrs. John Caldwell, Blair Hendrix, Stephen Adamson and Thomas Cowan continued serving their terms of office as directors after the annual meeting.

(c) Results of annual meeting votes:

Proposal		For	Withheld
(1)	To elect as director William Brock to hold office until the 2008 annual meeting of stockholders	7,712,452	436,356

(2)	To elect as director Wayne McLeod to hold office until the 2008 annual meeting of stockholders	7,710,516	438,292

ITEM 5. OTHER INFORMATION

On August 17, 2005, certain subsidiaries of the Company entered into a Second Amending Agreement (the “US Amendment”) with Congress Financial Corporation (Central) (“Congress Central”) to the Loan Agreement dated as of June 1, 2004, as amended by the First Amending Agreement dated March 10, 2005 (the Loan Agreement, as amended by the First Amending Agreement, the “US Loan Agreement”) by and among Congress Central, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. The US Amendment amends certain terms and conditions of the US Loan Agreement, including removal of the exclusion of inventory from the availability calculation should the Company elect to change to a springing lock-box arrangement.

On August 17, 2005, SMTC Manufacturing Corporation of Canada entered into a Second Amending Agreement (the “Canadian Amendment”) with Congress Financial Corporation (Canada) (“Congress Canada”) to the Loan Agreement dated as of June 1, 2004, as amended by the First Amending Agreement dated March 10, 2005 (the Loan Agreement, as amended by the First Amending Agreement, the “Canadian Loan Agreement”) by and between Congress Canada and SMTC Manufacturing Corporation of Canada. The Canadian Amendment amends certain terms and conditions of the Canadian Loan Agreement, including removal of the exclusion of inventory from the availability calculation should the Company elect to change to a springing lock-box arrangement.

ITEM 6. EXHIBITS

List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

99.1	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

99.2	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 17, 2005

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 17, 2005.

99.1	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

99.2	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada.