Form 10-Q
period 2005-10-02
SMTC CORP
filed 2005-11-16
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 10, 2005, SMTC Corporation had 10,865,103 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of November 10, 2005, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 3,776,229 exchangeable shares outstanding, excluding 4,172,081 exchangeable shares held by SMTC Corporations’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	October 2, 2005	December 31, 2004
Assets
Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,276 (December 31, 2004 - $1,276)	$30,627	$23,856
Inventories (note 3)	28,896	33,025
Prepaid expenses	1,636	1,702

	61,159	58,583
Capital assets, net of accumulated depreciation of $35,271 (December 31, 2004 - $32,694)	26,649	29,269
Other assets	2,593	4,729
Deferred income taxes	140	135

	$90,541	$92,716

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,791	$25,943
Accrued liabilities	12,026	13,738
Income taxes payable	1,139	1,571
Current portion of long-term debt (note 4)	3,800	3,800
Current portion of capital lease obligations	1,838	1,897

	46,594	46,949

Long-term debt (note 4)	31,220	30,091
Capital lease obligations	122	1,542

Shareholders’ equity:
Capital stock (note 6)	38,850	63,394
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	217,516	192,972
Deficit	(254,128)	(252,599)

	12,605	14,134

	$90,541	$92,716

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenue	$64,559	$60,849	$170,705	$196,578

Cost of sales	59,071	53,513	158,464	175,055

Gross profit	5,488	7,336	12,241	21,523

Selling, general and administrative expenses (note 9)	3,664	3,956	10,231	12,461

Amortization	—	—	—	2,330

Restructuring charges (note 9)	(112)	(668)	67	(668)

Operating earnings	1,936	4,048	1,943	7,400

Interest	1,187	1,065	3,399	3,555

Earnings (loss) before income taxes and discontinued operations	749	2,983	(1,456)	3,845

Income tax (recovery) expense (note 5)	(39)	99	73	868

Earnings (loss) from continuing operations	788	2,884	(1,529)	$2,977
Earnings from discontinued operations (note 10)	—	—	—	837

Net earnings (loss)	$788	$2,884	$(1,529)	$3,814

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.05	$0.20	$(0.10)	0.31

Earnings per share from discontinued operations	—	—	—	0.08

Basic earnings (loss) per share	$0.05	$0.20	$(0.10)	$0.39

Diluted earnings (loss) per share	$0.05	$0.20	$(0.10)	$0.39

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 7):
Basic	14,641,345	14,641,345	14,641,345	9,755,731
Diluted	14,817,117	14,641,345	14,641,345	9,763,539

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended October 2, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(24,544)	—	24,544	—	—	—
Net loss for the period	—	—	—	—	(1,529)	(1,529)

Balance, October 2, 2005	$38,850	$10,372	$217,516	$(5)	$(254,128)	$12,605

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Cash provided by (used in):

Operations:
Net earnings (loss)	$788	$2,884	$(1,529)	$3,814
Items not involving cash:
Amortization	—	—	—	2,330
Depreciation	1,202	1,316	3,770	4,235
Loss (gain) on disposition of capital assets	25	—	68	(15)
Gain on disposal of assets previously written down (note 9)	—	—	(12)	—
Other	396	428	1,389	428
Deferred income taxes	—	—	(5)	—
Change in non-cash operating working capital:
Accounts receivable	(3,961)	3,478	(6,732)	12,715
Inventories	3,321	2,466	4,129	(661)
Prepaid expenses	168	1,231	66	346
Income taxes recoverable/payable	76	590	(432)	1,257
Accounts payable	(1,893)	(6,691)	1,848	(19,001)
Accrued liabilities	1,716	(1,731)	(1,175)	(6,490)

	1,838	3,971	1,385	(1,042)
Financing:
Increase in long-term debt	—	—	4,280	9,721
Repayment of long-term debt	(1,297)	(3,863)	(2,888)	—
Repayment of pre-existing long term debt	—	—	—	(40,000)
Principal payments on capital lease obligations	(410)	(74)	(1,479)	(207)
Net proceeds from issuance of shares	—	—	—	25,849
Net proceeds from issuance of warrants	—	—	—	8,972
Deferred financing fees	—	—	—	(3,265)
Repayment of shareholder loans	—	153	—	153

	(1,707)	(3,784)	(87)	1,223

Investments:

Purchase of capital assets	(131)	(238)	(2,310)	(363)
Proceeds from sale of capital assets	—	—	1,012	15

	(131)	(238)	(1,298)	(348)

Increase in cash	—	(51)	—	(167)

Cash, beginning of period	—	51	—	167

Cash, end of period	$—	$—	$—	$—

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Supplemental disclosures:
Cash paid during the period:
Income taxes	$87	$295	$701	$373
Interest	643	612	1,860	3,967

Non-cash transactions:
Repayment of long term debt and existing warrants by issuance of shares and warrants	—	—	—	10,000
Increase in other assets and accrued liabilities	—	—	—	1,636
Settlement of shareholder loan	—	—	537	—
Acquisition of equipment under capital lease	—	597	—	597

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at October 2, 2005, unaudited consolidated statements of operations for the three and nine month periods ended October 2, 2005 and October 3, 2004, unaudited consolidated statement of changes in shareholders’ equity for the nine month period ended October 2, 2005, and unaudited consolidated statements of cash flows for the three and nine month periods ended October 2, 2005 and October 3, 2004 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended October 2, 2005 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2004.

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

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

2.	Stock-based compensation (continued):

The table below sets out the pro forma amounts of net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net earnings (loss), attributable to common shareholders, as reported	$788	$2,884	$(1,529)	$3,814
Stock-based compensation expense	(53)	(37)	(177)	(81)

Pro forma earnings (loss)	735	2,847	(1,706)	3,733

Basic and diluted earnings (loss) per share, as reported	$0.05	$0.20	$(0.10)	$0.39
Stock-based compensation expense	—	—	(0.01)	(0.01)

Pro forma basic earnings (loss) per share	0.05	0.20	(0.11)	0.38

No compensation expense has been recorded in the statement of operations for the three and nine months ended October 2, 2005 and October 3, 2004.

The estimated fair value of options is calculated at the date of grant, is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with assumptions made as to the risk-free interest rate, dividend yield, expected life and volatility. There were no options granted during the three months ended October 2, 2005. During the nine months ended October 2, 2005, the Company granted 200,000 options to purchase exchangeable shares of SMTC Manufacturing Corporation of Canada at an exercise price of Cdn $1.53 per exchangeable share, the fair market value on the date of the grant and 210,000 options to purchase common shares at an exercise price of $1.17 per share, the fair market value on the date of the grant. During the three months ended October 3, 2004, the Company granted 30,000 options to purchase common stock at an exercise price of $2.75 per share, the fair market value on the date of grant. During the nine months ended October 3, 2004, the Company granted 30,000 options to purchase common stock at an exercise price of $2.75 per share, the fair market value on the date of grant and 30,000 options to purchase common stock at an exercise price of $4.00 per share, the fair market value on the date of grant.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

2.	Stock-based compensation (continued):

During the three and nine months ended October 2, 2005, the Company recorded a pro-forma stock-based compensation expense of $53 and $177, respectively, for the value of new options issued, offset by unvested stock options that were forfeited during the periods. During the three and nine months ended October 3, 2004, the Company recorded a pro-forma stock-based compensation expense of $37 and $81, respectively, for the value of new options issued, offset by unvested stock options that were forfeited during the quarter. The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	October 2, 2005	October 3, 2004
Risk-free interest rate	4.0%	4.9%
Dividend yield	—	—
Expected life	4	4
Volatility	116.0%	120.0%

3.	Inventories:

	October 2, 2005	December 31, 2004
Raw materials	$15,443	$19,827
Work in process	9,662	4,867
Finished goods	3,319	7,814
Other	472	517

	$28,896	$33,025

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

4.	Long-term debt:

	October 2, 2005	December 31, 2004
Senior debt:
Revolving	$8,098	$4,339
Term	778	1,166
Subordinated debt	25,182	27,164
Other	962	1,222

	35,020	33,891
Less current portion	3,800	3,800

	$31,220	$30,091

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

Three and nine months ended October 2, 2005 and October 3, 2004

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

Should the Company elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the elimination of eligible inventory. The Company would be required to revert back to a required lock-box arrangement if (i) availability under the revolving credit facility is less than the greater of (a) $2,500 or (b) 25% of the outstanding borrowings under the credit facility or (ii) the occurrence of an event of default.

In March 2005, the Company and Congress signed amendments to the Congress Facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor any such conditions will exist over the next 12 months. Furthermore, Congress has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt has been classified as long-term as at October 2, 2005.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

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

Three and nine months ended October 2, 2005 and October 3, 2004

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

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

4.	Long-term debt (continued):

The Company is in compliance with the financial covenants included in its lending agreements at October 2, 2005. Continued compliance with the financial covenants through the next twelve months is dependant on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

5.	Income taxes:

During the three months ended October 2, 2005, the Company recorded a net recovery of income tax expense of $39 on income before income taxes of $749. The net recovery includes a refund of income taxes of $117, offset by a tax expense of $78 related to minimum taxes in certain jurisdictions. During the nine months ended October 2, 2005, the Company recorded income tax expense of $73 on a loss before income taxes of $1,456. The net income tax expense includes a refund of $117, offset by a tax expense of $190 related to minimum taxes in certain jurisdictions.

At December 31, 2004, the Company had total net operating loss (“NOL”) carryforwards of approximately $105,200, of which $2,376 will expire in 2010, $6,660 will expire in 2011, $1,368 will expire in 2012, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $54,097 will expire in 2021, $20,069 will expire in 2022, and $19,462 will expire in 2023. There has been no significant transactions in the three and nine months ended October 2, 2005 that would materially impact these loss carryforwards.

Whether the recapitalization transactions described in note 6 (the “Recapitalization Transaction”) result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction (note 6), would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

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

Three and nine months ended October 2, 2005 and October 3, 2004

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

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

6.	Capital Stock (continued):

(c)	Exchange of exchangeable shares:

During the three and nine months ended October 2, 2005, 1,203,733 and 2,597,142 exchangeable shares were exchanged for common stock, respectively. During the three and nine months ended October 3, 2004, 666,660 and 722,610 exchangeable shares were exchanged for common stock, respectively.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Numerator:
Net earnings (loss) from continuing operation	$788	$2,884	$(1,529)	$2,977
Net earnings (loss)	788	2,884	(1,529)	3,814

Denominator:
Weighted average shares - basic	14,641,345	14,641,345	14,641,345	9,755,731
Effect of dilutive securities Employee stock options	175,772	—	—	2,045
Warrants	—	—	—	5,763

Weighted average shares - diluted	14,817,117	14,641,345	14,641,345	9,763,539

Earnings (loss) per share:
Basic and diluted from continuing operations	$0.05	$0.20	$(0.10)	$0.31
Basic and diluted	0.05	0.20	(0.10)	0.39

For the three and nine months ended October 2, 2005, the calculation did not include 593,567 and 769,339 options, respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three months ended October 3, 2004, the calculation of weighted average shares - diluted did not include 174,961 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 436,664 warrants issued and warrants to be issued, as the effect would have been anti-dilutive. For the nine months ended October 3, 2004, the calculation of weighted average shares - diluted did not include 172,916 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 430,901 warrants issued and warrants to be issued, as the effect would have been anti-dilutive.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

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

	Three months ended October 3, 2005			Nine months ended October 3, 2005
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$28,436	$(66)	$28,370	$87,681	$(313)	$87,368
Canada	11,217	(799)	10,418	24,407	(3,343)	21,064
Mexico	28,858	(3,087)	25,771	74,019	(11,746)	62,273

	$68,511	$(3,952)	$64,559	$186,107	$(15,402)	$170,705

Revenue is attributed to the country from which the customer is invoiced.

EBITA (before restructuring charges):

United States			$1,565			$3,954
Canada			(1,269)			(4,919)
Mexico			1,528			2,975

			1,824			2,010
Interest			1,187			3,399
Restructuring charges (note 9)			(112)			67

Earnings (loss) before income taxes			$749			$(1,456)

Capital expenditures:
United States			$—			$49
Canada			51			91
Mexico			80			2,170

			$131			$2,310

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

8.	Segmented information:

	Three months ended October 3, 2004			Nine months ended October 3, 2004
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$17,471	$(29)	$17,442	$48,565	$(87)	$48,478
Canada	14,553	(2,346)	12,207	71,233	(8,591)	62,642
Mexico	33,361	(2,161)	31,200	106,863	(21,405)	85,458

	$65,385	$(4,536)	$60,849	$226,661	$(30,083)	$196,578

EBITA (before discontinued operations and restructuring charges):

United States			$1,453			$2,327
Canada			(626)			(1,347)
Mexico			731			6,260

			1,558			7,240
Interest			1,065			3,555
Amortization			—			2,330
Restructuring charges (recoveries)			(2,490)			(2,490)

Earnings before income taxes and discontinued operations			$2,983			$3,845

Capital expenditures:
Canada			$23			$128
Mexico			215			235

			$238			$363

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 2, 2004
Geographic revenue:
United States	$35,285	$47,106	$100,611	$148,944
Canada	22,152	8,291	48,962	13,836
Europe	1,009	1,245	2,607	7,291
Asia	640	885	1,535	9,843
Mexico	5,473	3,322	16,990	16,664

	$64,559	60,849	$170,705	$196,578

	October 2, 2005	December 31, 2004
Long-lived assets:
United States	$8,689	$9,939
Canada	1,829	2,462
Mexico	16,131	16,868

	$26,649	$29,269

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

9.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Recovery of inventory previously written-down, included in cost of sales	$—	$(1,822)	$—	$(1,822)
Lease and other contract obligations	$—	$—	$30	$—
Reversal of previously recorded lease and other contract obligations	(112)	(1,694)	(112)	(1,694)
Severance	—	1,026	431	1,026
Adjustment to previously recorded severance	—	—	(320)	—
Proceeds on assets previously written down	—	—	(12)	—
Other	—	—	50	—

	(112)	(668)	67	(668)

	(112)	(2,490)	67	(2,490)
Other charges (adjustments) included in selling, general and administrative expenses	—	—	(42)	(287)

	$(112)	$(2,490)	$25	$(2,777)

(a) Restructuring charges:

2002 Plan:

In response to the industry-wide economic downturn, the Company took steps to realign its cost structure and plant capacity (the “2002 Plan”) and recorded net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn.

During the three and nine months ended October 2, 2005, the Company recorded a reversal of previously recorded lease and other contract obligations of $112 related to the settlement of various equipment leases for less than originally estimated. During the nine months ended October 2, 2005, the Company also recorded severance charges of $150, other charges of $50 and the reversal of previously recorded severance charges of $320 related to a change in the estimate of amounts to be paid out.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

9.	Restructuring and other charges (continued):

The following table details the related amounts included in accrued liabilities as at October 2, 2005 in respect of the 2002 Plan:

	Accrual at July 3, 2005	Reversals	Cash payments	Accrual at October 2, 2005
Lease and other contract obligations	$2,191	$(112)	$(50)	$2,029
Severance	134	—	(14)	120
Other facility exit costs	58	—	(55)	3

	$2,383	$(112)	$(119)	$2,152

2004 Plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue.

During the three and nine months ended October 3, 2004, the Company recorded severance charges of $1,026 relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

During the three and nine months ended October 2, 2005, the Company recorded lease and other contract obligations of $30 and severance charges of $281 relating to 44 employees at the Chihuahua, Mexico and Appleton, Wisconsin and Markham, Ontario locations.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

9.	Restructuring and other charges (continued):

The following table details the related amounts included in accrued liabilities as at October 2, 2005 in respect of the 2004 Plan:

	Accrual at July 3, 2005	Cash payments	Accrual at October 2, 2005
Lease and other contract obligations	$30	$—	$30
Severance	129	(67)	61

	$159	$(67)	$92

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

During the three and nine months ended October 2, 2005, the Company received proceeds of $12 from the sale of assets previously written off.

Subsequent to the third quarter of 2004, the Company settled a legal suit related to the facility lease in Monterrey, Mexico. A recovery of $1,694 has been recorded to adjust the provision to the amount of the settlement.

(b) Other charges (recoveries):

During the nine months ended October 2, 2005 and October 3, 2004, the Company received proceeds of $42 and $287, respectively, from the sale of an asset previously written off. As the write-off was originally recorded in selling, general and administrative expenses, these amounts have also been recorded in selling, general and administrative expenses, as recoveries.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

10.	Discontinued Operations:

Included in earnings from discontinued operations for the three and nine months ended October 3, 2004 are proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217, both relating to the closure of the Appleton manufacturing facility and proceeds from the liquidation of the Cork, Ireland facility of $377.

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

12.	Recent accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-Monetary Assets — an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchange of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for the Company for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three and nine months ended October 2, 2005 and October 3, 2004

(Unaudited)

12.	Recent accounting pronouncements (continued):

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”). The new Statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This Statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

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

Consolidated Statement of Operations Data(a):

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenue	$64.6	$60.8	$170.7	$196.5
Cost of sales (a)	59.1	53.5	158.4	175.0

Gross profit	5.5	7.3	12.3	21.5
Selling, general and administrative expenses (a)	3.6	4.0	10.2	12.5
Amortization	—	—	—	2.3
Restructuring charges (adjustments) (a)	(0.1)	(0.7)	0.1	(0.7)

Operating earnings	2.0	4.0	2.0	7.4
Interest	1.2	1.0	3.4	3.5

Earnings (loss) before income taxes	0.8	3.0	(1.4)	3.9
Income tax expense	—	0.1	0.1	0.9

Earnings (loss) from continuing operations	0.8	2.9	(1.5)	3.0
Earnings from discontinued operations (b)	—	—	—	0.8

Net earnings (loss)	$0.8	$2.9	$(1.5)	$3.8

Earnings (loss) per common share (c):
Basic earnings (loss) per share from continuing operations	$0.05	$0.20	$(0.10)	$0.31
Earnings per share from discontinued operations	—	—	—	0.08

Basic earnings (loss) per share	$0.05	$0.20	$(0.10)	$0.39

Diluted earnings (loss) per share	$0.05	$0.20	$(0.10)	$0.39

Weighted average number of shares outstanding (c):
Basic	14.6	14.6	14.6	9.8
Diluted	14.8	14.6	14.6	9.8

(a)	Restructuring charges for the three and nine months ended October 2, 2005 include the reversal of previously recorded lease and other contract obligations of $0.1 million. Restructuring charges for the nine months ended October 2, 2005 also include severance charges of $0.4 million, a reversal of previously recorded severance charges of $0.3 million and other restructuring charges of $0.1 million. Refer to note 9 to our October 2, 2005 interim consolidated financial statements.

Restructuring charges for the three and nine months ended October 3, 2004 include severance charges of $1.0 million, offset by an adjustment of $1.7 million to previously recorded lease and other contract obligations. Refer to note 9 to our October 2, 2005 interim consolidated financial statements.

Cost of sales for the three and nine months ended October 3, 2004 includes proceeds of $1.8 million related to the settlement of a legal claim for obsolete inventory previously written off. Refer to note 9 to our October 2, 2005 interim consolidated financial statements.

Selling, general and administrative expenses for the nine months ended October 3, 2004 includes a decrease to other charges of $0.3 million relating to proceeds from the sale of an asset previously written off. Refer to note 9 to our October 2, 2005 interim consolidated financial statements.

(b)	Earnings from discontinued operations for the three and nine months ended October 2, 2004 includes proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both related to the Appleton discontinued operation, and the receipt of distribution of proceeds of $0.4 million related to the Cork liquidation. Refer to note 10 to our October 2, 2005 interim consolidated financial statements.

(c)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data:

(in millions)

	October 2, 2005 (Unaudited)	December 31, 2004
Working capital	$14.6	$12.4
Total assets	90.5	92.7
Total debt, including current maturities	35.0	33.9
Shareholders’ equity	12.6	14.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, enterprise computing and networking, and communications market segments. We currently service our customers through manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, the cost-effective location of Mexico and our manufacturing relationship with China-based Alco Electronic. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

As the technology sector grew rapidly in the years 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in fiscal years 2001 and 2002, we began an operational restructuring that is substantially complete and involved closing six and selling one of our manufacturing facilities (the “2001 Plan” and the “2002 Plan”, respectively).

In the first and second quarters of 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, recapitalization, strategy development and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Congress Financial Corporation and its affiliates.

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers of 33,350,000 special warrants of SMTC Canada to qualified investors at a price of C$1.20 (approximately US$0.90) per special warrant, representing an aggregate amount of issue of C$40.02 million, C$37.3 million net of underwriting expenses, or approximately US$29.9 million, US$27.6 million net of underwriting expenses.

The transaction with SMTC’s pre-existing lenders consisted of SMTC repaying $40 million of debt at par; exchanging $10 million of debt for $10 million of SMTC’s common stock and warrants valued on the same terms as the private placement; and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from four to five years.

The new secured credit facility with Congress Financial Corporation and its affiliates (“Congress”) included a $40 million credit facility available to the Company’s U.S. and Canadian operating entities and a term loan of up to $2 million (the “Congress Credit Facility”). The revolving loan bears interest at the reference rate plus 0.5% and the term loan bears interest at the reference rate plus 1.00%. The reference rate is the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The Congress credit facility provides for customary fees, including a 1.00% closing fee, an unused line fee of 0.25% and a termination fee of up to 2.00%.

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

•	The Congress Credit Facility is secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Congress ranks senior to any security interest of the Pre-existing Lenders.

•	The Congress Credit Facility includes representations, warranties, covenants and events of default that are customary for asset based credit facilities.

Upon the closing of the recapitalization, SMTC’s overall indebtedness was decreased by approximately $37.5 million.

During the period from November 2004 and August 2005, the Company, together with Congress executed amendments to the Congress Credit Facility reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt agreement, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005. At October 2, 2005, we had $8.9 million of indebtedness outstanding under the Congress Credit Facility and term debt and $25.2 million of subordinated debt. Refer to our Liquidity and Capital Resources section for further details.

During the third quarter of 2004, we announced further changes to our manufacturing operations to provide greater focus on new customer and new product introduction and technical activities, improve capacity utilization, align our cost structure to expected revenue, and to become profitable on a sustained basis (the “2004 Plan”). Our Markham, Ontario site became the Company’s technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also continues to manufacture low volume, high complexity printed circuit board assemblies. Our Chihuahua, Mexico facility serves as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Franklin, Massachusetts and San Jose, California continue to specialize in high precision metal manufacturing and system integration activities and printed circuit board assemblies, respectively. Similarly, our engineering design services capability will continue as will our manufacturing relationship with China-based Alco Electronic.

In connection with the 2004 Plan we recorded restructuring charges of $1.5 million during the third and fourth quarters of 2004. During the third and fourth quarters of 2004, the Company also recorded a reversal of previously recorded lease and other contract obligations of $1.7 million and a recovery of inventory previously written off of $1.8 million, both in connection with the 2001 Plan, and net charges of $0.1 million in connection with the 2002 Plan.

During the first half of 2005, we continued to execute our transformation plan to restore the Company to growth and profitability and recorded further severance charges in connection with the 2004 Plan of $0.3 million. Also during the first half of 2005, the Company recorded a net recovery of restructuring charges in connection with the 2002 Plan of $0.1 million.

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete as we exited the second quarter of 2005 with our primary focus moving to the execution of a strategy that grows revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base and was able to produce consecutive sequential revenue growth during the first, second and third quarters of 2005 compared with the previous quarters. Revenue for the third quarter of 2005 was 6.3% higher than the same period last year, the first quarter to demonstrate growth in revenue as compared to the same period in the previous year, for a number of years. Also during the third quarter of 2005, the Company recorded a recovery of previously recorded lease and other contract obligations in connection with the 2002 Plan of $0.1 million.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC, including the consolidated financial statements of HTM for periods prior to the combination, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There are no Canadian GAAP differences in 2003. In 2004, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. Under US GAAP, companies are required to calculate and disclose pro forma information related to fair value of stock-based compensation but they are not required to record a related compensation expense. Under Canadian GAAP, a compensation expense of $0.3 million would have been recorded as an expense in 2004.

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.5	87.9	92.8	89.1

Gross profit	8.5	12.1	7.2	10.9
Selling, general and administrative expenses	5.6	6.5	6.0	6.3
Amortization	—	—	—	1.2
Restructuring charges	(0.2)	(1.1)	—	(0.3)

Operating earnings	3.1	6.7	1.2	3.7
Interest	1.9	1.7	2.0	1.8

Earnings (loss) before income taxes and discontinued operations	1.2	5.0	(0.8)	1.9
Income tax expense	—	0.2	0.1	0.4

Earnings (loss) from continuing operations	1.2	4.8	(0.9)	1.5
Earnings from discontinued operations	—	—	—	0.4

Earnings (loss)	1.2%	4.8%	(0.9)%	1.9%

Quarter ended October 2, 2005 compared to quarter ended October 3, 2004

Revenue

Revenue increased $3.8 million, or 6.3%, from $60.8 million for the third quarter of 2004 to $64.6 million for the third quarter of 2005. The increase in revenue is due largely to the growth in revenue earned from EMC² and Ingenico during the third quarter of 2005 compared to the same period last year. The growth in revenue from EMC² and Ingenico was partially offset by the decline in revenue from IBM as this program nears completion, the effect of the loss in fiscal year 2004 of Square D as a customer and a decline in revenue from certain other customers during the third quarter of 2005 compared to the same period last year. EMC² and Ingenico contributed $11.2 million and $5.9 million, respectively to the increase in revenue, offset by decreases in revenue from IBM and Square D of $7.1 million and $3.9 million, respectively.

During the third quarter of 2005, revenue from the industrial sector represented 51.4% of revenue compared to 59.3% of revenue for the third quarter of 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 31.1% and 17.5%, respectively, for the third quarter of 2005 compared to 29.92% and 10.8%, respectively, for the third quarter of 2004. The reduction in the percentage of revenue generated from the industrial sector in the third quarter of 2005 compared to the third quarter of 2004 is largely due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in the third quarter of 2005 compared to the third quarter of 2004 is due to the growth in revenue earned from EMC² for the third quarter of 2005 compared to the same period last year, partially offset by the reduction in revenue earned from IBM for the third quarter of 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in the third quarter of 2005 compared to the third quarter of 2004 is due to the increase in revenue earned from a number of our customers in the third quarter of 2005 compared to the third quarter of 2004.

During the third quarter of 2005, we recorded approximately $1.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.5 million in the third quarter of 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the third quarter of 2005, the Company’s ten largest customers represented 80.9% of revenue compared to 83.8% for the same period last year. Revenue from our two largest customers during the third quarter of 2005 was $15.4 million from Ingenico and $13.0 million from EMC², representing 23.8% and 20.2%, respectively, of total revenue for the period. This compares with revenue of $9.5 million from Ingenico, $9.5 million from IBM and $7.0 million from Mars Electronics representing 15.7%, 15.6% and 11.5%, respectively, of total revenue for same period last year. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2005, 43.4% of our revenue was produced from operations in Mexico, 40.9% from the United States and 15.7% from Canada. During the third quarter of 2004, 54.4% of our revenue was produced from operations in Mexico, 23.9% from Canada and 21.7% from the United States. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process, however there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of the larger product lines manufactured for any one of our customers, we could experience further declines in revenue.

Gross Profit

Gross profit decreased $1.8 million from $7.3 million, or 12.1% of revenue, for the third quarter of 2004 to $5.5 million, or 8.5% of revenue, for the third quarter of 2005. Gross profit for the third quarter of 2004 included the net proceeds of $1.8 million, or 3.0% of revenue for the period, related to the settlement of a legal claim for obsolete inventory previously written off. Excluding the settlement of the obsolete inventory claim, gross profit for the third quarter of 2004 was $5.5 million, or 9.1% of revenue for the third quarter of 2004 compared to $5.5 million, or 8.5% of revenue for the same period this year. The decline in the gross margin percentage in the third quarter of 2005 is largely due to a change in customer mix, partially offset by improved utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.4 million from $4.0 million, or 6.5% of revenue, for the third quarter of 2004 to $3.6 million, or 5.6% of revenue, for the third quarter of 2005. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures initiated during the second half of 2004.

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

The following table details the components of the restructuring and other charges:

(in millions)	Quarter ended October 2, 2005	Quarter ended October 3, 2004
Recovery of inventory previously written-down, included in cost of sales	$—	$(1.8)

Lease and other contract obligations	(0.1)	$(1.7)
Severance	—	1.0

	$(0.1)	$(0.7)

	$(0.1)	$(2.5)

2001 Plan:

During the third quarter of 2004, the Company recorded the settlement of a legal suit relating to the facility in Monterrey, Mexico. A recovery of $1.7 million was recorded to adjust the provision to the amount of the settlement.

2002 Plan:

During the third quarter of 2005, the Company recorded a reversal of previously recorded lease and other contract obligations of $0.1 million related to the settlement of various equipment leases for less than originally estimated.

The following table details the related amounts included in accrued liabilities as at October 2, 2005 relating to the 2002 Plan:

(in millions)	Accrual at July 3, 2005	Reversals	Cash payments	Accrual at October 2, 2005
Lease and other contract obligations	$2.2	$(0.1)	$(0.1)	$2.0
Severance	0.1	—	—	0.1
Other facility exit costs	0.1	—	(0.1)	—

	$2.4	$(0.1)	$(0.2)	$2.1

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at July 3, 2005	Reversals	Cash payments	Accrual at October 2, 2005
US	$2.0	$—	$(0.1)	$1.9
Canada	0.3	—	(0.1)	0.2
Mexico	0.1	(0.1)	—	—

	$2.4	$(0.1)	$(0.2)	$2.1

We expect the outstanding severance and other facility exit costs will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

During the third quarter of 2004, the company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

The following table details the related amounts included in accrued liabilities as at October 2, 2005 relating to the 2004 Plan:

(in millions)	Accrual at July 3, 2005	Cash payments	Accrual at October 2, 2005
Severance	$0.2	$(0.1)	$0.1

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)	Accrual at July 3, 2005	Cash payments	Accrual at October 2, 2005
Canada	$0.2	$(0.1)	$0.1

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

Interest Expense

Interest expense increased $0.2 million from $1.0 million for the third quarter of 2004 to $1.2 million for the third quarter of 2005. Interest expense for the third quarter of 2005 includes the amortization of deferred financing fees of $0.3 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.0 million for the third quarters of 2004 and 2005. The weighted average interest rates with respect to the debt for the third quarter of 2005 and 2004 were 9.8% and 7.2%, respectively.

Income Tax Expense

During the third quarter of 2005, the Company recorded a refund of income taxes of $0.1 million, offset by a tax expense of $0.1 million related to minimum taxes in certain jurisdictions. During the third quarter of 2004 the Company recorded income tax expense of $0.1 million related to taxes in certain jurisdictions.

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

Whether the Recapitalization Transaction described in note 6 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs.

However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

Nine months ended October 2, 2005 compared to nine months ended October 3, 2004

Revenue

Revenue decreased $25.8 million, or 13.1%, from $196.5 million for the first nine months of 2004 to $170.7 million for the first nine months of 2005. The decline in revenue resulted from lower production volume from IBM as this program nears completion and the effect of the loss in fiscal year 2004 of Square D as a customer. This resulted in approximately $26.0 million and $22.4 million, respectively, in lower revenue from these customers for the first nine months of 2005 compared to the first nine months of 2004. This was somewhat offset by growth in revenue from EMC² of $32.9 million for the first nine months of 2005 compared to the same period last year.

During the first nine months of 2005, revenue from the industrial sector represented 45.2% of revenue compared to 59.7% of revenue for the first nine months of 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 36.8% and 18.0%, respectively, for the first nine months of 2005 compared to 28.9% and 11.4%, respectively, for the first nine months of 2004. The reduction in the percentage of revenue generated from the industrial sector in the first nine months of 2005 compared to the first nine months of 2004 is largely due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in the first nine months of 2005 compared to the first nine months of 2004 is due to the growth in revenue earned from EMC² for the first nine months of 2005 compared to the same period last year, partially offset by the reduction in revenue earned from IBM for the first nine months of 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in the first nine months of 2005 compared to the first nine months of 2004 is due to the increase in revenue earned from a number of our smaller customers in the first nine months of 2005 compared to the first nine months of 2004.

During the first nine months of 2005, we recorded approximately $6.1 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.0 million in the first nine months of 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2005, the Company’s ten largest customers represented approximately 83.8% of revenue compared to 84.9% for the same period last year. Revenue from our three largest customers during the first nine months of 2005 was $38.5 million from EMC², $30.7 million from Ingenico and $18.2 million from Mars Electronics, representing 22.5%, 18.0% and 10.6%, respectively, of total revenue for the period. This compares with revenue of $34.5 million from IBM, $33.6 million from Ingenico and $22.5 million from Square D representing 17.5%, 17.1% and

11.4%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2005, 44.4% of our revenue was produced from operations in the Mexico, 43.3% from the United States and 12.3% from Canada. During the first nine months of 2004, 54.3% of our revenue was produced from operations in Mexico, 26.0% from Canada and 19.7% from the United States. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

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

Gross Profit

Gross profit decreased $9.2 million from $21.5 million, or 10.9% of revenue, for the first nine months of 2004, to $12.3 million, or 7.2% of revenue, for the first nine months of 2005. Gross profit for the first nine months of 2004 included the net proceeds of $1.8 million, or 0.9% of revenue for the period, related to the settlement of a legal claim for obsolete inventory previously written off. Excluding the settlement of the obsolete inventory claim, gross profit for the first nine months of 2004 was $19.7 million, or 10.0% for the third quarter of 2004 compared to $12.3 million, or 7.2% for the same period this year. The decline in gross margin absolute dollars is due to the lower sales base coupled with a change in customer mix, partially offset by improved utilization of fixed costs. The decline in the gross margin percentage is largely due to a change in customer mix and higher variable costs as a percentage of revenue, partially offset by improved utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.3 million from $12.5 million, or 6.3% of revenue, for the first nine months of 2004 to $10.2 million, or 6.0% of revenue, for the first nine months of 2005. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures, partially offset by an adjustment of $0.3 million recorded in the first nine months of 2004 related to proceeds received on the sale of an asset previously written off.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for the first nine months of 2004 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

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

The following table details the components of the restructuring and other charges:

	Nine month ended
(in millions)	October 2, 2005	October 3, 2004
Recovery of inventory previously written-down, included in cost of sales	$—	$(1.8)

Lease and other contract obligations	(0.1)	$(1.7)
Severance	0.4	1.0
Adjustment to previously recorded severance	(0.3)	—
Other	0.1	—

	$0.1	$(0.7)

	$0.1	$(2.5)

2001 Plan:

During the third quarter of 2004, the Company recorded the settlement of a legal suit relating to the facility in Monterrey, Mexico. A recovery of $1.7 million was recorded to adjust the provision to the amount of the settlement.

2002 Plan:

During the first nine months of quarter of 2005, the Company recorded a reversal of previously recorded lease and other contract obligations of $0.1 million related to the settlement of various equipment leases for less than originally estimated.

During the first nine months of 2004, the Company recorded severance charges of $0.1 million, offset by a reversal of previously recorded severance charges of $0.3 million and other charges of $0.1 million, all in connection with the 2002 Plan.

The following table details the related amounts included in accrued liabilities as at October 2, 2005 relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at October 2, 2005
Lease and other contract obligations	$2.4	$(0.1)	$(0.3)	$2.0
Severance	0.9	(0.2)	(0.6)	0.1
Other facility exit costs	—	0.1	(0.1)	—

	$3.3	$(0.2)	$(1.0)	$2.1

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2002 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at October 2, 2005
US	$2.3	$0.2	$(0.6)	$1.9
Canada	0.8	(0.3)	(0.3)	0.2
Mexico	0.2	(0.1)	(0.1)	—

	$3.3	$(0.2)	$(1.0)	$2.1

We expect the outstanding severance and other facility exit costs will be paid out during 2005. We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

During the first nine months of 2005, the Company recorded severance charges of $0.3 million related to 44 employees at the Chihuahua, Mexico and Markham, Ontario locations.

During the first nine months of 2004, the company recorded severance charges of $1.0 million relating to 99 and 69 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

The following table details the related amounts included in accrued liabilities as at October 2, 2005 relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at October 2, 2005
Severance	$0.8	$0.3	$(1.0)	$0.1

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2004	2005 charges (reversals)	Cash payments	Accrual at October 2, 2005
Canada	$0.8	$0.1	$(0.8)	$0.1

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005.

(b)	Other charges (recoveries):

The Company recorded an adjustment to other charges of $0.3 million during the first nine months of 2004 relating to proceeds from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

Interest Expense

Interest expense decreased $0.1 million from $3.5 million for the first nine months of 2004 to $3.4 million for the first nine months of 2005. Interest expense for the first nine months of 2005 includes the amortization of deferred financing fees of $0.8 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.6 million from $3.5 million to $2.9 million due to lower average debt balances outstanding, partially offset by higher interest rates during the first nine months of 2005. The weighted average interest rates with respect to the debt for the first nine months of 2005 and 2004 were 9.8% and 7.3%, respectively.

Income Tax Expense

During the first nine months of 2005, the Company recorded income tax expense of $0.1 million on a loss before income taxes of $1.5 million. The net income tax expense includes a refund of $0.1 million, offset by a tax expense of $0.2 million related to minimum taxes in certain jurisdictions. During the first nine months of 2004, the Company recorded an income tax expense of $0.9 million which includes $0.5 million related to an intercompany dividend and $0.4 million related to taxes in certain jurisdictions.

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

Whether the Recapitalization Transaction described in note 6 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

Discontinued Operations

Earnings from discontinued operations for the first nine months of 2004 consists primarily of proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both relating to the closure of the Appleton manufacturing facility and proceeds from the liquidation of the Cork, Ireland facility of $0.4 million.

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

Nine months ended October 2, 2005 Liquidity:

Net cash generated from operating activities for the first nine months of 2005 was $1.4 million. The generation of cash was the result of a net loss of $1.5 million and a net use of working capital of $2.3 million, offset by non-cash depreciation and other charges of $5.2 million. The net use of working capital of $2.3 million consists of an increase in accounts receivable and a decrease in income tax payable of $6.7 million and $0.4 million, respectively, both of which used working capital. This was offset by a decrease in inventory of $4.1 million and a net increase in accounts payable and accrued liabilities of $0.7 million, both of which generated working capital. Accounts receivable days sales outstanding was 43 days for the third quarters of 2004 and 2005. Inventory turned, on an annualized basis, eight times for the first nine months of 2005 compared to seven times for the same period in 2004. Accounts payable days outstanding was 43 days for the third quarter ended October 2, 2005, compared to 37 days for the same period last year. The accounts payable days outstanding has increased from the prior year as the Company has successfully negotiated improved terms with certain of its suppliers since closing the Recapitalization Transaction in June, 2004. During the first nine months of 2005, the Company paid $2.0 million in connection with restructuring charges.

Net cash used in financing activities during the first nine months of 2005 of $0.1 million consists of the net increase in long-term debt of $1.4 million offset by the repayment of capital leases of $1.5 million. Under the Congress Credit Facility, we have a secured revolving credit facility of up to $40 million. At October 2, 2005, we had $8.9 million of indebtedness outstanding under our credit facilities. The Congress Credit Facility has a borrowing base formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used in investing activities for the first nine months of 2005 of $1.3 million consists of the purchase of capital assets of $2.3 million, offset by proceeds from the disposal of a vacant building in Mexico of $1.0 million.

Nine months ended October 3, 2004 Liquidity:

Net cash used in operating activities for the first nine months of 2004 was $1.0 million consisting of net earnings of $3.8 million and non-cash depreciation, amortization and other of $2.3 million, $4.3 million and $0.4 million, respectively, offset by a use of working capital of $11.8 million. The net use of cash to support working capital of $11.7 million consists of a decrease in accounts receivable and prepaid expenses and an increase in income tax payable of $12.7 million, $0.3 million and $1.3 million, respectively, all of which generated working capital. This was offset by a increase in inventory of $0.7 million and a net decrease in accounts payable and accrued liabilities of $25.4 million, both of which used working capital. Accounts receivable days sales outstanding improved to 43 days for the third quarter of 2004 from 60 days for the same period in 2003. Inventory turns declined to 6 times for the third quarter of 2004 from 9 times for the same period in 2003. Accounts payable days outstanding improved to 35 days for the third quarter of 2004 compared to 62 days for the same period last year. The improvement in accounts payable days is a result of additional liquidity provided by the Recapitalization Transaction. Upon completion of the Recapitalization Transaction in June, we focused our efforts on working with our suppliers to significantly reduce our payment cycle and reestablish market terms going forward.

Net cash generated from financing activities for the first nine months of 2004 of $1.2 million consists of the net repayment of long-term debt of $30.3 million, the payment of deferred financing fees of $3.3 million and the repayment of capital leases of 0.2 million, offset by the proceeds from the issuance of capital stock and warrants, net of fees, of $25.8 million and $9.0 million, respectively and the repayment of shareholder loans of $0.1 million.

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

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at December 31, 2003 was $70.1 million and at May 31, 2004 was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities. At October 2, 2005, we had $8.9 million of indebtedness outstanding under the Congress Credit Facility and term debt, $25.2 million of subordinated debt and $1.0 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

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

On November 16, 2004, we executed a letter of understanding with Congress amending the terms of the revolving credit facility. The letter of understanding provides that, at our option, we may elect to use a “springing lock-box” arrangement whereby remittances from customers are forwarded to our general bank account and we are not required to reduce the borrowings under the facility unless certain conditions exist. Previous to the letter of understanding, the revolving credit facility required a lock-box arrangement, where all customer remittances were swept daily to reduce the borrowings outstanding. The original lock-box arrangement, combined with the existence of subjective acceleration clauses, required us to classify the borrowings under the revolving credit facility as a current liability on the balance sheet, pursuant to the guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, we were required to restate our balance sheet as at October 3, 2004 to reclassify the borrowings outstanding under the revolving credit facility as a current liability rather than a long-term liability as originally recorded. The subjective acceleration clauses allow the lenders to forego additional advances should they determine certain conditions exist, including a material adverse effect on the Company’s business, assets, operations, prospects or financial condition.

Should we elect to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility may be reduced by the elimination of eligible inventory. Pursuant to the letter of understanding, we will be required to revert back to a required lock-box arrangement if (a) availability under the revolving credit facility is less than the greater of (i) $2.5 million or (ii) 25% of the outstanding borrowings under the credit facility or (b) the occurrence of an event of default.

In March 2005, the Company and Congress signed amendments to the Congress facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Congress has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified as long-term as at October 2, 2005.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

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

The Company is in compliance with the financial covenants included in its lending agreements at October 2, 2005. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to amend the financial covenants, demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

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

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-Monetary Assets — an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchange of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for the Company for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”). The new statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

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

Our largest two customers were EMC² and Ingenico, which represented approximately 23.8% and 20.2%, respectively, of our total revenue for the third quarter of 2005. Our top ten largest customers (including EMC², and Ingenico) collectively represented approximately 80.9% of our total revenue the third quarter of 2005. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

We have experienced significant retrenchment and growth in a short period of time.

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration and in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North Carolina and sold our manufacturing operations in Appleton, Wisconsin. In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stockholder stabilization initiatives, strategy development and organizational renewal. Through 2004 we initiated and executed on the components of the plan. Retrenchment and growth cause strain on our infrastructure, including our managerial, technical and other resources.

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

At October 2, 2005, we had $8.9 million of indebtedness outstanding under our credit facilities with Congress Financial Corporation and its affiliates, which we refer to in this report as the “Congress Credit Facility.” The amount of indebtedness outstanding under the Congress Credit Facility fluctuates based on our operations. Under the Congress Credit Facility, we have a secured revolving credit and term loan facility of up to $40 million. At October 2, 2005, we also had $25.2 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Congress Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Congress Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

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

Certain differences may exist between the trading market of our common stock and the trading market for the exchangeable shares of SMTC Canada

Although the exchangeable shares of SMTC Canada are intended to be functionally and economically equivalent to shares of our common stock, there can be no assurance that the market price of the exchangeable shares will be identical, or even similar, to the market price of our common stock.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the third quarter of 2005 was 9.80%. At October 2, 2005, our revolving credit facility of $8.1 million bore interest at 7.25% based on the U.S. prime rate and our tranche A term debt bore interest at 9.50% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 16, 2005

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2005.