Form 10-K
period 2005-12-31
SMTC CORP
filed 2006-03-31
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common stock, par value $.01 per share.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $9,984,000 on July 1, 2005, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2006, SMTC Corporation had 12,932,976 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 22, 2006, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 1,708,356 exchangeable shares outstanding, excluding 6,239,955 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

BUSINESS

Overview

SMTC Corporation (“We” or “SMTC” or the “Company”) is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly (“PCBA”) production, enclosure fabrication and systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with 1,350 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing, and communications market segments.

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new, high quality customers and the expansion of our activity with existing customers.

Fundamental to our key benefits is our strategic partnership approach to working with customers in gaining insight into their business and market in order to better understand how SMTC can effectively contribute to enhancing our customers’ competitive advantage. SMTC aims to improve customers’ competitiveness through lowering total cost of ownership; improving product quality and reliability; accelerating new products to market; improving service and end customer delivery; reducing working capital requirements and capital expenditures; and improving our customers’ overall margins and end customer satisfaction.

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

Due to the continuing economic downturn in 2002, the Company took further steps to realign its cost structure and plant capacity. During 2003, we closed sites in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold our Appleton, Wisconsin manufacturing operations.

In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stakeholder stabilization initiatives, strategy development and organizational renewal. Through 2004, we initiated and executed on each component of the plan including a recapitalization consisting of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of the Company’s pre-existing debt and restructure the balance of the Company’s pre-existing debt. We refer to the recapitalization in this report as the “Recapitalization Transaction.” The Recapitalization Transaction was completed and closed on June 1, 2004.

Other initiatives involved redefining the mandate of the Markham site as the Company’s technical center of excellence, shifting higher volume production to our Chihuahua site, investiture of a new senior management team and development of several new strategic marketing and sales programs.

Our Markham, Ontario site continues to serve as the Company’s technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also manufactures low volume, high complexity printed circuit board assemblies. Our Chihuahua, Mexico facility serves as SMTC’s primary assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Franklin, Massachusetts and San Jose, California continue to specialize in high precision metal manufacturing and system integration activities and printed circuit board assemblies, respectively. Similarly, our engineering design services capability will continue, as will our manufacturing relationship with China-based Alco Electronic.

During the first half of 2005, we continued to execute our transformation plan to restore the Company to growth and profitability. Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete as we exited the second quarter of 2005 with our primary focus moving to the execution of a strategy intended to grow revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base during fiscal year 2005.

Industry Background

The Electronic Manufacturing Services (EMS) sector is the outsourced portion of the worldwide electronics assembly. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as lowering total costs and this trend is predicted to increase across all markets and broad segments.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions were outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers, specializing in manufacturing and offering expertise.

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•	Lowering Product Costs. EMS providers are better able to reduce total product costs due to higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as established and ongoing relationships with suppliers, EMS providers are able to demonstrate aptitude to achieving better pricing and better inventory management.

•	Reducing Time-to-Market. Electronics products are experiencing increasingly shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and enhance time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

•	Improving Supply Chain Management. OEMs that manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers which possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

•	Accessing Advanced Manufacturing Capabilities and Process Technologies. Electronics products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technological expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

•	Improving Access to Global Markets. OEMs are generally increasing their international activities in an effort to expand sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer such OEMs global manufacturing solutions enabling them to meet local content requirements and to distribute products efficiently around the world at lower costs.

•	Reducing Capital Investments. OEMs are able to reduce their capital investments in inventory, facilities and equipment by outsourcing their manufacturing to EMS providers and allocating their resources towards their core business activities.

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity and end-of-life phases.

SMTC offers two vertically integrated manufacturing streams: PCBA Products and Larger-scale Systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services from assembly, test, integration and box-build through to system level test, configure-to-order, and end customer order fulfillment. SMTC core services are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services.

Our PCBA-based product manufacturing handles a wide range of assemblies, from single PCB assemblies to PCBAs integrated into box-build enclosures; from low density simple designs to high density multi-level complex designs; and from low mix high volume to high mix low volume.

The larger-scale systems manufacturing handles a wide range of system and subsystem assemblies, from rack assemblies to small scale subassemblies and modules, and electrical and mechanical subassembly and test through to full integration/box-build, configuration-to-order and end customer order fulfillment.

SMTC’s two manufacturing streams are vertically integrated to ensure better control of quality, lead times and inventory risk and to avoid the “margin stacking” that occurs when these services are provided by entities that are not well connected. Customers benefit from lower costs, better quality and shorter lead times. Our vertically integrated manufacturing services include:

PCBA Assembly Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows SMTC to support medium to high mix and volume manufacturing requirements as well as deliver a final product directly to the end customer.

System-Level Integration, Box-Build and Test.    Our system and subsystem assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, battery boxes and connector blocks, power supplies, backplanes and thermal controls. Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, RF, precision analog, power, thermal and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBA’s, subassemblies and systems to meet our customers’ requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

Enclosures and Precision Metal Fabrication.    SMTC uses premium grade sheet steel, stainless steel, and aluminum ensuring high quality, which we can offer at a low cost due to our buying power. Technologically advanced equipment and processes enable SMTC to produce medium to complex product enclosures and metal parts while still achieving a low overall product cost. Our soft tooling approach minimizes up front costs and provides flexibility to respond quickly to engineering changes.

Custom Interconnect.    We are experienced in the design, development and manufacturing of interconnect assemblies such as optical and electrical cable and harness assemblies offering customers advanced expertise and low cost options.

Engineering Services.    We provide services across the entire product life cycle including product design, prototyping, qualification testing, value and sustaining engineering through product end of life.

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically integrated manufacturing services, SMTC’s Global Procurement Group plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our Global Procurement expertise includes smart outsourcing based on market conditions and demand management criteria established with the customer; building flexibility into the supply chain network; designing a supply chain specific to individual customer needs; and having the ability to proactively plan. SMTC’s supply chain management team is responsible for all aspects of the Company’s supply network. This team works together with its customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, this team focuses on driving improved inventory turns, lowers excess and obsolete inventory risk and reduces overall costs to SMTC customers.

Management Methods and Tools.    SMTC has a web-based system through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with its customers and suppliers. This system accelerates the timeliness and effectiveness of decision making and the efficiency and flexibility with which SMTC can respond to customers experiencing unexpected market fluctuations. SMTC employs technologically advanced quality assurance systems, manufacturing process planning and continuous improvement methodologies.

SMTC Footprint

SMTC’s full range of capabilities and operational footprint are well suited to OEMs having a range of product portfolios requiring cost competitive, medium to high mix and volume manufacturing. Our knowledge and experience in higher mix manufacturing combines a low cost approach with maximum scheduling flexibility. SMTC ensures cost competitive manufacturing through the deployment of a range of equipment matched to the mix, volume, complexity and characteristics of our customers.

Our facilities are strategically located in the United States, Canada and Mexico. We also have a third-party relationship with a manufacturing facility in China. These facilities offer regional centers for new product introductions and low volume production as well as low cost centers for higher volume production, all tightly integrated through our ‘copy-exact’ approach. Unique in its use of the ‘Copy-Exact’ methodology to providing EMS services, SMTC facilities utilize the same manufacturing equipment and systems, and follow standardized processes. This provides truly seamless and timely transitions of manufacturing activities, allowing our customers to capitalize on cost structures well suited to the profile of their product mix, phase of product life cycle and the demands of their end markets.

PCBA facilities are located in Toronto, San Jose and Mexico (Chihuahua). In addition, we have a third party agreement with ALCO Electronics in China (Chang An). Our Enclosure and System Integration and Test facility is in Boston. Our Toronto office also houses corporate and global services including our global procurement team, supply chain execution functions and our advanced technology development groups.

SMTC Key Benefits

We take pride in our team’s professionalism, technical competence and customer focus. Our commitment to service and our attitude and approach to solving the challenges in manufacturing are what assure long-term customer relationships. At SMTC, we are dedicated to ensuring customer needs are at the forefront of every business decision. SMTC believes in the strategic partnership approach where significant benefits are gained by working closely as business partners. Our customers benefit from the following SMTC capabilities:

High Quality Performance.    SMTC defines its performance by the standards and performance metrics of its customers. We bring a strong record of quality and on-time delivery at a highly competitive cost.

Customer-Tailored Solutions.    A hallmark of SMTC’s customer partnership model is to maintain a detailed understanding of its customers’ businesses including customer’s market, positioning, and performance requirements. We pride ourselves in working closely with our customers at all organizational levels to respond quickly and effectively to changing conditions allowing our customers to capitalize on opportunities.

Flexibility.    SMTC’s approach to capacity utilization and scalability is to retain a footprint in key locations, configured with a capital equipment base whose short-term capacity requirements can be optimized quickly through variability in shift labor. This allows us to expand rapidly in a cost effective manner to meet changes in customer demand.

Responsiveness.    SMTC’s ability and willingness to respond quickly to customer needs and changes in market demands is fundamental to its manufacturing capabilities. Our unique use of a “Copy-Exact” methodology, our cell-based manufacturing approach, web-based supply chain management system for controlling inventory, e-plenishment system with suppliers, and team-based oriented production system are each fine-tuned on every aspect towards providing responsiveness to best help our customers meet their market fluctuations.

Manufacturing Efficiencies.    Through its unique use of ‘Copy-Exact’ Manufacturing Methodology, all of SMTC’s EMS facilities operate and provide EMS services utilizing identical manufacturing equipment and systems, and following standardized processes. This provides customers with truly seamless and timely transitions between higher-cost new product introduction (“NPI”) or production facilities and lower-cost facilities ensuring our customers benefit by reaching their cost or volume targets as early as possible. It also gives us knowledge sharing efficiency advantages, which we ultimately pass on to our customers through lower costs and increased flexibility and responsiveness.

Broad Range of Vertically Integrated Manufacturing Services.    SMTC offers electronics manufacturing services including PCBA production, enclosure fabrication and systems integration and testing. These services are offered through two vertically integrated manufacturing streams: PCBA Products and Larger-scale Systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services from assembly, test, integration and box-build through to system level test, configure-to-order, and end customer order fulfillment. SMTC core services are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services. This vertical integration offers SMTC customers the benefits of lower costs, better quality, and shorter lead times.

SMTC’s Growth Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth and profitability. A cornerstone to SMTC’s strategy is to provide North American OEM customers a complete EMS solution, offering the advantages of electronics outsourcing, such as access to advanced manufacturing technologies, reduced costs and faster time-to-market. Our key strategies include:

Provide Outstanding Customer Service and Performance.    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise to meet or exceed these requirements and enhance their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated teams each working closely with a customer. Our dedicated teams approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operational and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, strategies, operations and products to provide a better overall solution.

Focus on Well Defined Customer Markets.    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, computing, and communications industries. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. As SMTC continues to leverage its experience and established relationships in its existing market segments, we also continue to actively explore opportunities in the medical industry. The medical industry is demonstrating unique market characteristics and significant growth expectations that lead SMTC to believe that it is a good fit to our medium to high mix and volume manufacturing and growth potential.

Provide Advanced Technological Capabilities.    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in assembly technologies, as well as our investment in design, engineering and test capabilities, we are able to supply our customers a variety of advanced design and manufacturing solutions. These capabilities include micro ball grid arrays, complex circuitry layouts, manufacturing and testing of wireless products and manufacturing of Ethernet cards, among others.

Comprehensive Service Offerings.    SMTC’s broad array of electronic manufacturing services spans the entire electronic product life cycle from introduction and development of new products through support of products through the growth and maturity phases. We perform advanced printed circuit board assembly and test and complement these capabilities with precision enclosure fabrication, system integration, product configuration, and build-to-order services. As products mature, we provide comprehensive value engineering services to reduce the cost of the products we produce without compromising quality or function. As products near their end of life, SMTC sustaining engineering, warranty repair, and supply chain management systems ensure continued availability and support of hard to source components while mitigating the risks associated with declining inventories. We believe that our breadth of services provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is time and cost effective.

Maintain a Competitive, Scalable Cost Structure.    We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but also is both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization.

Technology, Processes and Development

SMTC uses advanced technology in the assembly and testing of the products we manufacture. Surface mount technology is the principal technology for the assembly of printed circuit boards. Our customer-focused factories include predominantly surface mount technology lines, which are highly flexible and are continually reconfigured to meet customer-specific product requirements.

In addition to expertise in surface mount assembly, we have capabilities in board level testing, integration and box-build through to system level test, configure-to-order, and end-customer order fulfillment. These core capabilities are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services.

SMTC facilities use the same manufacturing equipment, as well as common manufacturing control systems, and follow standardized processes. This ‘Copy-Exact’ methodology provides truly seamless and timely transitions between facilities and is unique amongst EMS providers. Customers can ramp to production in a regional facility and then quickly transition to a higher volume, lower cost facility in Mexico and China. As a result, our customers reach their cost or volume targets as early as possible. Further, ‘Copy-Exact’ allows SMTC to realize knowledge sharing efficiency advantages which we ultimately pass on to our customers through lower costs and increased flexibility and responsiveness.

Overall, we believe that our use of advanced technology and standardized processes combined with our technical skills, offers our customers both a high degree of expertise with manufacturing efficiencies and cost savings that position us competitively in the market.

Marketing and Sales

We market our services through a focused strategy that emphasizes our competitive differentiators in servicing our customers. In addition to developing relationships with established mid-tier and larger OEMs, we also target selected emerging companies. We target prospective customers in a range of sectors including industrial, computing, and communications markets and are actively exploring the medical industry.

We are focused on identifying and pursuing prospects that fit our pre-defined set of criteria and require a volume of production that complements our customer-partnership approach and supply chain offerings. We position the Company as a mid-tier outsource EMS provider offering higher responsiveness and flexibility than Tier 1 EMS companies, and lower costs with broader scalability than Tier 3’s provide. The continued loyalty of our existing customers is one of our strongest marketing tools that demonstrates our strong focus on customer attention from the executive level to the factory floor and an earned and proven history of solid performance.

SMTC approaches the market with a direct sales channel model with territory assignments based on geographical coverage of our target markets in North America. Our geographical coverage is enhanced through select manufacturers’ representative companies. Marketing and Sales work collectively to gain insight on potential customers’ business, their market positioning and their business challenges and focus on a solutions-based approach to enhancing their profitability, market positioning and business performance. Our customer- centric focus continues through to the execution phase of our relationships with a dedicated team-based manufacturing approach throughout all SMTC facilities.

Global Procurement & Supply Chain Management

We believe that the basis of true collaboration is seamless integration across the enterprise-wide system, encompassing the customers’ worldwide facilities, our manufacturing sites, and our suppliers. Many customers rely on SMTC’s one-stop-shop service to avoid difficulty brokering all of the relationships and information transfers required when outsourcing to design firms with different areas of expertise.

We provide our customers with a complete supply chain management solution, using advanced electronic schedule sharing methods with our customers and suppliers to efficiently plan, purchase, expedite and warehouse components and materials. Through its integrated supply chain network, SMTC is able to produce products without the margin stacking that occurs when these components are purchased from multiple or outside suppliers. The systems and processes we currently employ in supply chain management enable us to rapidly scale operations to meet customer needs, shift capacity in response to product demand fluctuations, reduce material costs and effectively distribute products to the end customer.

We believe that to continue to offer our customers superior services, we must work with our customers and suppliers in sharing information and making joint decisions to ensure a fast and cost-effective response to the market. Through a web-based user interface, our customers and suppliers have direct access to our supply chain management database and dynamic planning tools that allow “what if” analysis. Customers are able to monitor the availability and supply of component parts in real time. Communication is streamlined throughout the supply chain, allowing our customers to receive timely feedback and allowing us to receive real time input from our suppliers.

SMTC Suppliers

With our web-based collaborative planning systems, our customer’s needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2005, we purchased approximately $165 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

During 2005, no suppliers represented greater than 10% of our total purchases for the year.

SMTC Customers

Our customer base of mid-tier and larger OEMs resides primarily in industrial, enterprise computing and networking and communications industries. Revenue in 2005 was attributed to the following industry sectors: 48% from industrial, 34% from enterprise computing and networking and 18% from communications.

We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

We have established customer relationships with industry leading OEMs. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

• High-end storage devices	• Currency recognition systems

• Mid-range servers and computing systems	• Point of sale and specialty transaction terminals

• Mixed-class telecommunication and networking equipment	• Biometric devices

• Telephony systems (including VoIP and IVR)	• Computing systems equipment

• Professional video & broadcast equipment	• GPS navigation and positioning systems

• Electronic dispensing systems	• Semiconductor production and test equipment

Our Competition

The EMS industry is composed of companies that provide a range of manufacturing services for OEMs, from printed circuit board assembly (“PCBA”), to design, prototyping, final system assembly, configuration, order fulfillment, repair and after-market services. The EMS market consists of Contract Manufacturers (“CM”) and Original Design Manufacturers (“ODM”). CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the CM sector.

CM providers fall within one of four tiers: large/Tier 1 (revenues greater than $1 billion) versus mid-size/Tier 2 ($200 million — $1 billion) versus regional companies/Tier 3 ($20 million — $200 million) versus small/Tier 4 (less than $20 million). The basis of our competition lies in size, footprint, performance and services. SMTC competes against all providers in North America, although the domestic and international Tier 2 providers that target the North American OEM market are its chief competitors.

SMTC is ideally positioned for mid-tier and larger OEMs ($5-50 Million outsourcing spend) looking for more flexibility and responsiveness than Tier 1 EMS companies provide, and lower costs with broader scalability than Tier 3 EMS companies provide.

Our competitors include Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark Electronics Inc., Pemstar Inc. and Plexus Corp., as well as numerous other smaller EMS providers. Certain competitors have greater manufacturing, financial, research and development and marketing resources than SMTC. We believe that the principal competitive factors in our segments of the EMS industry are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological advancement, the provision of value-added services and geographic locations.

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

Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we all live and operate.

The electronics industry will become subject to the European Union’s Restrictions of Hazardous Substances, (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”) directives, which take effect during 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC has executed a road map that includes a dedicated team and an aggressive schedule to make our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

To date, the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur substantial additional expenditures.

Common Stock Developments

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

Employees

As of December 31, 2005, we employed approximately 1,350 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2005, our only unionized employees were at our Mexico facility (605 employees). We have never experienced a work stoppage or strike and believe we have sound employee relations.

Item 1A:	Risk Factors

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; (9) the inability to sustain historical margins as the industry develops; and (10) the loss of key customers or the inability to win new customers. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted. If general economic conditions worsen or fail to continue to improve, we may experience a material adverse impact on our business, operating results and financial condition.

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

Our largest three customers were EMC², Ingenico and Mars Electronics, which represented approximately 21.3%, 17.7% and 10.7%, respectively, of our total revenue for fiscal year 2005. Our top ten largest customers (including EMC², Ingenico and Mars Electronics) collectively represented approximately 82.9% of our total revenue for fiscal year 2005. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

We have experienced significant retrenchment in a short period of time.

In 2001 we implemented an operational restructuring plan that called for significant retrenchment. We closed our Denver and Haverhill facilities and resized operations in Mexico and Ireland in an effort to reduce our cost structure. In February, 2002 the main customer of our Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, we announced that we were closing our Cork, Ireland facility and that we were taking steps to place the subsidiary that operates that facility in voluntary administration and in 2003, we closed our sites in Austin, Texas, Donegal, Ireland and Charlotte, North Carolina and sold our manufacturing operations in Appleton, Wisconsin. In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stockholder stabilization initiatives, strategy development and organizational renewal. Through 2004 we initiated and executed on the components of the plan. While we have reduced capacity and costs and refinanced our balance sheet, retrenchment has caused strain on our infrastructure, including our managerial, technical and other resources.

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

In addition, the electronics industry will become subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE directives, which take effect during 2006. Parallel initiatives are being proposed in other jurisdictions, including several states in the United States and the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We are in the process of making our manufacturing process RoHs compliant. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. In the event we are not able to make our manufacturing obligations fully RoHS compliant by the applicable deadlines, we could be unable to certify compliance to our customers and could incur substantial costs, including fines and penalties, as well as liability to our customers. In addition, we are dependent on our supply chain to achieve a successful transition without any interruption and we may incur costs related to inventories containing restricted substances that are not consumed by the RoHS effective dates.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At December 31, 2005, we had $2.7 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates (“Wachovia”), which we refer to in this report as the “Wachovia Credit Facility.” The amount of indebtedness outstanding under the Wachovia Credit Facility fluctuates based on our operations. On December 31, 2005, we also had $24.9 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Wachovia Credit Facility, the “Credit Facilities”), with our pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Wachovia Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including the financial covenant under our Credit Facilities, which as of March 31, 2006 requires us to meet a consolidated EBITDA target on a rolling four quarter basis that is higher than the EBITDA targets we were previously required to meet. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Credit Facility contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wachovia Credit Facility or successor facilities.

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

The Wachovia Credit Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory. Further, Wachovia has discretion to reduce availability under the Wachovia Credit Facility.

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

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change”. Whether or not the Recapitalization Transaction resulted in an ownership change for purposes of Section 382 depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. Because the tax law governing the exchangeable shares is unclear, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. As of December 31, 2005, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $77.6 million.

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

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

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

Location	Approx. Square Footage	Leased/Owned
Toronto, Ontario	100,000	Leased
San Jose, California	37,500	Leased
Boston, Massachusetts	150,000	Leased
Chihuahua, Mexico	200,000	Owned

In addition, SMTC has a third party agreement with ALCO Electronics in Chang An, China providing access to a 35,000 square foot facility designed around SMTC’s copy-exact model.

All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International StandardizationOrganization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing.

The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Markham, Ontario, Canada L3R 4N6.

Item 3:	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

None.

Item 6:	Selected Financial Data

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in note 18 to our consolidated financial statements. In 2001 the amortization and the write-down of goodwill related to the Qualtron Teoranta acquisition are $0.2 million and $2.2 million lower, respectively, under Canadian GAAP. Under United States GAAP, the shares issued as consideration in the Qualtron Teoranta acquisition were valued using the share price at the announcement date of the acquisition and under Canadian GAAP, the shares were valued on the consummation date. In 2002, the transitional goodwill impairment charge of $55.6 million is recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment is recognized in earnings during 2002. There were no Canadian GAAP differences in 2003. In 2004 and 2005, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. Under US GAAP in 2004 and 2005, companies were required to calculate and disclose pro forma information related to fair value of stock-based compensation but they were not required to record a related compensation expense. Under Canadian GAAP, an adjustment of $0.3 million to increase the opening deficit with an offsetting adjustment to paid-in capital, and a compensation expense of $0.2 million and $0.2 million would be recorded in 2004 and 2005, respectively. Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP requires companies to present exchangeable securities as liabilities or minority interest rather than within equity. Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the noncontrolling interest under Canadian GAAP had been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the noncontrolling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholders’ equity on the balance sheet. As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Exchangeable shares are considered in the diluted earnings per share calculation using the “if converted” method when the effect is dilutive.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005
Revenue	$528.1	$525.2	$306.1	$244.6	$228.8
Cost of sales, including restructuring and other charges (a)	557.6	504.9	279.5	221.6	211.6

Gross profit (loss)	(29.5)	20.3	26.6	23.0	17.2
Selling, general and administrative expenses, including other charges (a)	38.8	24.2	18.8	16.0	13.2
Amortization, including other charges (a)(b)	9.5	2.5	4.1	2.3	—
Restructuring and other charges, including the write-down of intangible assets (a)	41.8	30.4	1.0	(0.1)	0.1

Operating earnings (loss)	(119.6)	(36.8)	2.7	4.8	3.9
Interest	9.3	8.3	5.1	4.5	4.6

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy (b)	(128.9)	(45.1)	(2.4)	0.3	(0.7)
Income taxes (recovery) (c)	(28.8)	(1.2)	35.0	0.5	(0.6)

Earnings (loss) from continuing operations	(100.1)	(43.9)	(37.4)	(0.2)	(0.1)
Earnings (loss) from discontinued operations (d)	(4.7)	(8.5)	(2.4)	0.8	—
Cumulative effect of a change in accounting policy (b)	—	(55.6)	—	—	—

Earnings (loss)	$(104.8)	$(108.0)	$(39.8)	$0.6	$(0.1)

Earnings (loss) per share (e):
Basic earnings (loss) per share from continuing operations	$(17.50)	$(7.65)	$(6.51)	$(0.02)	$(0.01)
Earnings (loss) per share from discontinued operations (d)	(0.82)	(1.48)	(0.42)	0.07	—
Loss per share from the cumulative effect of a change in accounting policy (b)	—	(9.69)	—	—	—

Basic earnings (loss) per common share	$(18.32)	$(18.82)	$(6.93)	$0.05	$(0.01)
Diluted earnings (loss) per common share	$(18.32)	$(18.82)	$(6.93)	$0.05	$(0.01)

Weighted average number of common shares outstanding (e):
Basic	5.7	5.7	5.7	10.9	14.6
Diluted	5.7	5.7	5.7	10.9	14.6

(a)	2001 Charges:

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

2005 Charges:

During 2005, the Company recorded net restructuring charges of $0.1 million consisting of severance charges of $0.2 million, a reversal of previously recorded lease and other contract obligations of $0.2 million, a reversal of previously recorded severance charges of $0.5 million and other charges of $0.1 million, all related to the 2002 Plan and severance charges of $0.5 million related to the 2004 Plan.

(b)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001.

(c)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for deferred tax assets. Refer to note 8 to our consolidated financial statements.

(d)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Company recorded a loss on disposal of $0.2 million, which has been included in the loss from discontinued operations during fiscal year 2003. Refer to note 17 to our consolidated financial statements.

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

(e)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005
Cash	$12.1	$0.4	$0.2	$—	$—
Working capital (deficiency)	75.3	(8.2)	(55.2)	11.6	9.6
Total assets	341.4	191.0	108.8	92.7	90.0
Total debt, including current maturities	122.8	82.6	70.1	33.9	28.5
Shareholders’ equity (deficiency)	124.7	18.0	(21.3)	14.1	14.0
Capital expenditures	19.1	2.8	0.2	0.3	2.5
Cash flows from operating activities	28.3	34.8	5.5	5.1	8.4
Cash flows from financing activities	0.2	(44.1)	(8.9)	(4.9)	(6.9)
Cash flows from investing activities	(19.2)	(2.4)	3.3	(0.4)	(1.5)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2005. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2004 and 2005. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarter Ended
	Apr 4, 2004	July 4, 2004	Oct 3, 2004	Dec 31, 2004	Apr 3, 2005	July 3, 2005	Oct 2, 2005	Dec 31, 2005
Revenue	$69.4	$66.3	$60.9	$48.0	$49.1	$57.0	$64.6	$58.1
Gross profit (a)	6.9	7.3	7.3	1.5	2.0	4.8	5.5	4.9
Earnings (loss) from continuing operations (b)	(0.1)	0.2	2.9	(3.2)	(2.6)	0.3	0.8	1.4
Earnings (loss) (b)	(0.1)	1.0	2.9	(3.2)	(2.6)	0.3	0.8	1.4
Earnings (loss) per share from continuing operations (c)	$(0.01)	$0.02	$0.20	$(0.22)	$(0.18)	$0.02	$0.05	$0.10
Weighted average number of shares outstanding — diluted (c)	5.7	9.1	14.6	14.6	14.6	14.6	14.8	14.8

(a)	Includes a recovery of a previously recorded restructuring charge of $1.8 million for the quarter ended October 3, 2004 and net other charges of $0.6 million for the quarter ended December 31, 2004.
(b)	Includes an adjustment to previously recorded other charges of $0.3 million for the quarter ended April 4, 2004, a net recovery of previously recorded restructuring charges of $2.5 million for the quarter ended October 3, 2004, a net restructuring charge of $0.5 million for the quarter ended December 31, 2004 and net other charges of $0.6 million for the quarter ended December 31, 2004. Includes restructuring charges of $0.1 million and $0.1 million, respectively, for the quarters ended April 3, 2005 and July 3, 2005, respectively, and the reversal of previously recorded restructuring charges of $0.1 million for the quarter ended October 2, 2005.
(c)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first and second quarters of 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, recapitalization, strategy development and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders (the “Pre-existing Lenders”) to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates (“Wachovia”).

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

The new secured credit facility with Wachovia included a $40 million credit facility available to the Company’s U.S. and Canadian operating entities and a term loan of up to $2 million (the “Wachovia Credit

Facility”). The revolving loan bears interest at the reference rate plus 0.5% and the term loan bears interest at the reference rate plus 1.00%. The reference rate is the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The Wachovia Credit Facility provides for customary fees, including a 1.00% closing fee, an unused line fee of 0.25% and a termination fee of up to 2.00%. See “Liquidity and Capital Resources”.

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

During fiscal year 2005, we continued to execute our transformation plan to restore the Company to growth and profitability and recorded further severance charges in connection with the 2004 Plan of $0.5 million and a net recovery of restructuring charges in connection with the 2002 Plan of $0.4 million.

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete as we exited the second quarter of 2005 with our primary focus moving to the execution of a strategy intended to grow revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base during fiscal year 2005.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC, are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the consolidated financial statements. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There were no Canadian GAAP differences in 2003. In 2004 and 2005, Canadian GAAP requires companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. In 2004 and 2005, US GAAP, required companies to calculate and disclose pro forma information related to fair value of stock-based compensation but they were not required to record a related compensation expense. Under Canadian GAAP, an adjustment of $0.3 million to increase the opening deficit with an offsetting adjustment to paid-in capital, and a compensation expense of $0.2 million and $0.2 million would be recorded in 2004 and 2005, respectively. Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP requires companies to present exchangeable securities as liabilities or minority interest rather than within equity. Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the noncontrolling interest under Canadian GAAP had been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the noncontrolling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholders’ equity on the balance sheet. As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Exchangeable shares are considered in the diluted earnings per share calculation using the “if converted” method when the effect is dilutive.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2003	December 31, 2004	December 31, 2005
Revenue	100.0%	100.0%	100.0%
Cost of sales (includes a recovery of previously recorded restructuring charges of $1.8 million and net other charges of $0.6 million for the year ended December 31, 2004)	91.3	90.6	92.5

Gross profit (loss)	8.7	9.4	7.5
Selling, general and administrative expenses (includes adjustments to previously recorded other charges of $0.3 million for the year ended December 31, 2004)	6.1	6.5	5.7
Amortization	1.3	0.9	—
Restructuring and other charges, including the write-down of intangible assets	0.3	—	—

Operating earnings (loss)	0.9	2.0	1.8
Interest	1.7	1.9	2.0

Earnings (loss) before income taxes, discontinued operations and the cumulative effect of a change in accounting policy	(0.8)	0.1	(0.2)
Income taxes (recovery)	11.4	0.2	(0.2)

Earnings (loss) from continuing operations	(12.2)	(0.1)	(0.4)
Earnings (loss) from discontinued operations	(0.8)	0.3	—

Net earnings (loss)	(13.0)%	0.2%	(0.4)%

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenue

Revenue decreased $15.8 million, or 6.5%, from $244.6 million for the year ended December 31, 2004 to $228.8 million for the year ended December 31, 2005. The decline in revenue resulted from lower production volume from IBM as this program nears completion and the effect of the loss in fiscal year 2004 of Square D as a customer. This resulted in approximately $29.6 million and $22.6 million, respectively, in lower revenue from these customers for fiscal year 2005 compared to fiscal year 2004. This was somewhat offset by growth in revenue from EMC² of $39.3 million for fiscal year 2005 compared to fiscal year 2004 and from the addition of certain customers during 2005. While annual revenues declined from fiscal year 2004 to fiscal year 2005, quarterly revenue for the third and fourth quarters of 2005 were higher than corresponding quarters in 2004 because of the effects of new customer wins and new program wins within our current customer base.

During fiscal year 2005, revenue from the industrial sector represented 47.7% of revenue compared to 56.5% of revenue for fiscal year 2004. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 34.2% and 18.1%, respectively, for fiscal year 2005 compared to 30.5% and 13.0%, respectively, for fiscal year 2004. The reduction in the percentage of revenue generated from the industrial sector in fiscal year 2005 compared to fiscal year 2004 is largely due to the effect of the loss of Square D as a customer in fiscal year 2004. The increase in the percentage of revenue generated from the computing and networking sector in 2005 compared to 2004 is due to the growth in revenue earned from EMC² in 2005 compared to the same period last year, partially offset by the reduction in revenue earned from IBM in 2005 compared to the same period last year. The increase in the percentage of revenue earned from the communications sector in 2005 compared to 2004 is due to the increase in revenue earned from a number of our smaller customers in 2005 compared to 2004.

During fiscal year 2005, we recorded approximately $6.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $9.1 million in fiscal year 2004. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. During fiscal year 2005, the Company’s ten largest customers represented approximately 82.0% of revenue compared to 84.0% during fiscal year 2004. Revenue from our three largest customers during fiscal year 2005 was $48.8 million from EMC², $40.6 million from Ingenico and $24.5 million from Mars Electronics, representing 21.3%, 17.7% and 10.7%, respectively, of total revenue for fiscal year 2004. This compares with revenue of $41.0 million from IBM, $38.7 million from Ingenico and $24.9 million from Mars Electronics representing 16.8%, 15.8% and 10.2%, respectively, of total revenue for fiscal year 2004. No other customers represented more than 10% of revenue in either year.

During fiscal year 2005, 43.9% of our revenue was produced from operations in Mexico, 42.2% from the United States and 13.9% from Canada. During fiscal year 2004, 54.1% of our revenue was produced from operations in Mexico, 29.4% from the United States and 16.5% from Canada. The increase in production in the United States is the result of the increase in revenue earned from EMC² compared to the prior year. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process, however there is also the potential for revenue decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit decreased $5.8 million from $23.0 million, or 9.4% of revenue, for fiscal year 2004, to $17.2 million, or 7.5% of revenue, for fiscal year 2005. The decline in gross profit in absolute dollars and as a percentage of revenue is due partially to a net recovery of restructuring and other charges of $1.2 million recorded in fiscal year 2004, including net proceeds of $1.8 million, or 0.7% of revenue for fiscal year 2004, related to the settlement of a legal claim for obsolete inventory previously written off and an other charge of $1.0 million, or 0.4% of revenue for fiscal year 2004, related to a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector offset by the recovery of a previously recorded other charge of $0.4 million, or 0.2% of revenue for fiscal year 2004. The decline in gross profit absolute dollars is also due to the lower sales base in fiscal year 2005 coupled with a change in customer mix, partially offset by improved utilization of fixed costs. The decline in the gross profit as a percentage of revenue is also due to a change in customer mix and higher variable costs as a percentage of revenue, partially offset by improved utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.8 million from $16.0 million, or 6.5% of revenue, for fiscal year 2004 to $13.2 million, or 5.7% of revenue, for fiscal year 2005. Selling, general and administrative expenses for fiscal year 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off, offset by a provision for the settlement of a Mexican labor dispute of $0.3 million. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Amortization

Amortization of intangible assets of $2.3 million for fiscal year 2004 is in connection with the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto. The deferred finance costs related to the Recapitalization Transaction that closed on June 1, 2004 are recorded as interest expense commencing the third quarter of 2004.

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

During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continues to execute its transformation plan ( the “2004 Plan”). This plan seeks to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During fiscal years 2004 and 2005 the Company recorded various adjustments to the 2001 Plan and the 2002 Plan and additional charges related to the 2004 Plan.

The following table details the components of the restructuring charge and other charges for fiscal years 2004 and 2005:

(in millions)

	Year ended
	December 31, 2004	December 31, 2005
Inventory write-downs included in cost of sales	$(1.8)	$—
Adjustments of previously recorded lease and other contract obligations	(2.0)	(0.2)
Severance	1.9	0.7
Reversal of previously recorded severance		(0.5)
Other facility exit costs	—	0.1

Restructuring and other charges	$(0.1)	$0.1

	(1.9)	0.1
Other charges included in cost of sales	0.6	—
Other charges (adjustments) included in selling, general and administrative expenses	(0.3)	—

	0.3	—

	$(1.6)	$0.1

2004 restructuring and other charges:

(a) Restructuring charges:

During 2004, the Company recorded the recovery of a previously recorded inventory charge of $1.8 million, the reversal of previously recorded lease and other contract obligations of $2.0 million and severance charges of $1.9 million.

The reversal of the previously recorded inventory charge related to the settlement of a legal claim in favor of the Company for net proceeds of $1.8 million. The settlement was the result of a four-year dispute over obsolete inventory with a former customer. As the Company recorded the original charge in cost of sales, the net proceeds have also been recorded as a recovery in cost of sales.

The reversal of previously recorded lease and other contract obligations of $2.0 million consisted of $1.7 million in connection with the 2001 Plan and $0.3 million in connection with the 2002 Plan. The recovery of $1.7 million in connection with the 2001 Plan was associated with the settlement of a legal suit related to the facility lease in Monterrey, Mexico. Upon settlement of the dispute, the Company adjusted the provision to the amount of the settlement. The reversal of $0.3 million in connection with the 2002 Plan related to settling various equipment leases for less than originally estimated.

Severance charges of $1.9 million consisted of $0.4 million in connection with the 2002 Plan and $1.5 million in connection with the 2004 Plan. Severance charges of $0.4 million in connection with the 2002 Plan related to a change in the estimate of amounts to be paid out. Severance charges of $1.5 million in connection with the 2004 plan related to 99 and 110 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

(b) Other charges (recoveries):

Other charges included in cost of sales of $0.6 million consisted of an inventory charge of $1.0 million related to a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector, offset by a recovery of a previously recorded inventory write down of $0.4 million.

During 2004, the Company received proceeds of $0.3 million from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

2005 restructuring and other charges:

(a) Restructuring charges:

During 2005, the Company recorded a reversal of previously recorded lease and other contract obligations of $0.2 million, severance charges of $0.5 million, a reversal of previously recorded severance charges of $0.5 million and other facility exit costs of $0.1 million.

The reversal of previously recorded lease and other contract obligations of $0.2 million was in connection with the 2002 Plan and related to the settlement of various equipment leases for less than originally estimated.

Severance charges of $0.7 million consisted of $0.2 million in connection with the 2002 Plan and $0.5 million in connection with the 2004 Plan. The reversal of previously recorded severance charges of $0.5 million was in connection with the 2002 Plan. The severance charge of $0.2 million and the reversal of previously recorded severance charges of $0.5 million both in connection with the 2002 Plan related to changes to the estimate of amounts to be paid out. The severance charges of $0.5 million in connection with the 2004 Plan related to 35, 4 and 5 employees at the Chihuahua, Mexico, Appleton, Wisconsin and Markham, Ontario locations, respectively.

Other charges of $0.1 million were in connection with the 2002 Plan and related to costs associated with the closure of the Austin, Texas facility.

The following table details the related amounts included in accrued liabilities as at December 31, 2005 relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	2005 (reversals)	Cash payments	Accrual at December 31, 2005
Lease and other contract obligations	$2.4	$—	$(0.2)	$(0.3)	$1.9
Severance	0.9	0.2	(0.5)	(0.6)	—
Other facility exit costs	—	0.1	—	(0.1)	—

	$3.3	$0.3	$(0.7)	$(1.0)	$1.9

The following table discloses the restructuring amounts included in accrued liabilities by segment as at December 31, 2005 relating to the 2002 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	2005 (reversals)	Cash payments	Accrual at December 31, 2005
US	$2.3	$0.3	$—	$(0.7)	$1.9
Canada	0.8	—	(0.6)	(0.2)	—
Mexico	0.2	—	(0.1)	(0.1)	—

	$3.3	$0.3	$(0.7)	$(1.0)	$1.9

We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

The following table details the related amounts included in accrued liabilities as at December 31, 2005 relating to the 2004 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	Cash payments	Accrual at December 31, 2005
Severance	$0.8	$0.5	$1.0	$0.3

The following table discloses the restructuring amounts included in accrued liabilities by segment as at December 31, 2005 relating to the 2004 Plan:

(in millions)

	Accrual at December 31, 2004	2005 charges	Cash payments	Accrual at December 31, 2005
Canada	$0.8	$0.3	$0.8	$0.3
US	—	0.1	0.1	—
Mexico	—	0.1	0.1	—

	0.8	0.5	1.0	0.3

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006 by drawing on our revolving credit facility.

(b) Other charges:

Other charges of $0.2 million are included in selling, general and administrative expenses.

Interest Expense

Interest expense increased $0.1 million from $4.5 million for fiscal year 2004 to $4.6 million for fiscal year 2005. Interest expense for the fiscal year 2004 includes the amortization of deferred financing fees of $0.5 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Interest expense for the fiscal year 2005 includes the amortization of deferred financing fees of $1.0 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants.

Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.3 million from $4.2 million for fiscal year 2004 to $3.9 million for fiscal year 2005 due to lower average debt balances outstanding during fiscal year 2005, partially offset by higher interest rates in 2005 as compared to 2004. The weighted average interest rates with respect to the debt for the years ended December 31, 2004 and December 31, 2005 were 7.4% and 9.7%, respectively.

Income Tax Expense

The net tax recovery for fiscal year 2005 of $0.6 million includes an addition to the deferred tax asset of $0.5 million and a recovery of current taxes of $0.1 million. The net tax expense of $0.5 million for fiscal year 2004 includes minimum tax on an intercompany dividend payment of $0.5 million.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly reviews undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In fiscal years 2004 and 2005, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $0.1 million and $0.6 million, respectively. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

At December 31, 2005, the Company had total net operating loss carryforwards of approximately $86.8 million (2004 — $105.2 million), of which $3.7 million will expire in 2013, $7.4 million will expire in 2014, $5.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 will expire in 2019, $49.9 million will expire in 2021 and $19.5 million will expire in 2023.

Whether or not the Recapitalization Transaction results in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear. Accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company filed the appropriate tax election to ensure that the taxable intercompany dividend referred to above would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

Taxes related to income from discontinued operations were offset against tax loss carryforwards.

Discontinued Operations

Earnings from discontinued operations during fiscal year 2004 consists primarily of proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both relating to the closure of the Appleton manufacturing facility, and proceeds from the liquidation of the Cork, Ireland facility of $0.4 million.

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

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2005 by drawing on our revolving credit facility.

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

Whether or not the Recapitalization Transaction resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear. Accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company would file the appropriate tax election to ensure that the taxable intercompany dividend referred to above would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing Wachovia Credit Facility. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

2005 Liquidity:    Net cash generated from operating activities for fiscal year 2005 was $8.4 million. The generation of cash was the result of a net loss of $0.1 million and an increase in deferred taxes of $0.5 million offset by non-cash depreciation and other charges of $6.8 million and the generation of working capital of $2.2 million. The net generation of working capital of $2.2 million consists of an increase in accounts receivable and a decrease in income tax payable of $0.6 million and $0.4 million, respectively, both of which used working capital. This was offset by a decrease in inventory of $1.1 million and a net increase in accounts payable and accrued liabilities of $2.1 million, both of which generated working capital. Accounts receivable days sales outstanding was 38 days for the fourth quarter of 2005 compared to 45 days for the same period last year. The reduction in days sales outstanding is due to the Company negotiating shorter credit terms with a certain customer during the second half of 2005 and improved collection activities. Inventory turned, on an annualized basis, six times for both fiscal year 2005 and fiscal year 2004. Accounts payable days outstanding was 53 days for the fourth quarter of 2005 compared to 51 days for the same period last year. The increase in accounts payable days outstanding is due to the Company negotiating improved terms with certain of its suppliers. During fiscal year 2005, the Company paid $1.9 million in connection with restructuring charges.

Net cash used in financing activities during fiscal year 2005 of $6.9 million consists of the net decrease in long-term debt of $5.0 million and the repayment of capital leases of $1.9 million. Under the Wachovia Credit Facility, we have a secured revolving credit facility of up to $40 million. At December 31, 2005, we had $2.7 million of indebtedness outstanding under our Wachovia Credit Facility. The Wachovia Credit Facility has a borrowing base formula that bases our ability to borrow on the amount and characteristics of our accounts receivable and inventory.

Net cash used in investing activities for fiscal year 2005 of $1.5 million consists of the purchase of capital assets of $2.5 million, offset by proceeds from the disposal of a vacant building in Mexico of $1.0 million.

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

Capital Resources

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” in 2004, the Company effected a Recapitalization Transaction through three main components: a private placement of equity securities, a transaction with our Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt and a new secured credit facility.

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

We obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Wachovia.

The Wachovia Credit Facility includes the following terms:

•	The borrowing base for the revolving loan facilities provided by Wachovia is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The revolving loan facility originally required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding.

•	The Wachovia Credit Facility includes a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA and subjective acceleration clauses which would allow Wachovia to forego additional advances should it determine certain conditions exist, including those resulting in a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The Company was required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. In March 2005, the Company and Wachovia signed an amendment to the Wachovia Credit Facility (the “March 2005 Amendment”) which amended the EBITDA covenant for the year ended December 31, 2004 to $10.0 million, and on a consolidated rolling four quarter basis, amended the EBITDA covenant for the first, second, third and fourth quarters of fiscal year 2005 to $6.5 million, $5.0 million, $5.0 million and $8.0 million, respectively. Thereafter, the Company is required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•	The Wachovia Credit Facility is secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Wachovia ranks senior to any security interest of the Pre-existing Lenders.

•	The Wachovia Credit Facility includes representations, warranties, covenants and events of default that are customary for asset based credit facilities.

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at May 31, 2004, just prior to the Recapitalization Transaction, was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Credit Facilities.

During the period from November 2004 and August 2005, the Company, together with Wachovia executed amendments to the Wachovia Credit Facility reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt facility, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

In August 2005, we signed a further amendment to the Wachovia Facilities which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified is classified as long-term as at December 31, 2005.

At December 31, 2005, we had $2.7 million of indebtedness outstanding under the Wachovia Credit Facility and term debt, $24.9 million of subordinated debt and $0.9 million related to the unamortized value of the cancelled warrants related to the Pre-existing Facility.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

We believe that cash generated from operations, available cash and amounts available under our Credit Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our Credit Facilities. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia Credit Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

As at December 31, 2005, contractual repayments due within each of the next five years and thereafter are as follows:

(in millions)

Contractual obligations	2006	2007	2008	2009	2010	thereafter	Total
Senior debt revolving	$—	$2.0	$—	$—	$—	$—	$2.0
Senior debt term	0.5	0.2	—	—	—	—	0.7
Subordinated debt	4.1	11.4	9.4	—	—	—	24.9
Capital lease obligations	1.6	—	—	—	—	—	1.6
Operating lease obligations	3.7	3.4	3.4	3.3	3.1	4.5	21.4

Total contractual cash obligations	$9.9	$17.0	$12.8	$3.3	$3.1	$4.5	$50.6

In addition to the principal repayments in the table above, the Company is obligated to pay $2.7 million of payment in kind interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

Included in the operating lease obligations are $1.9 million representing lease costs for 2005, which has been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2005.

In the normal course of business, we may be subject to litigation and claims from customers, suppliers and former employees. We believe that adequate provisions have been recorded in the accounts, where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on our financial position, results of operations or cash flows.

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2005. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

In March 2005, we executed an amendment to the subordinated debt agreement, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-Monetary Assets—an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payments” (“SFAS 123R”). The new statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the quarter ended December 31, 2005 was 10.6%. At December 31, 2005, our revolving credit facility of $2.0 million bore interest at 7.5% based on the U.S. prime rate and our tranche A term debt bore interest at 10.0% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies. As a result we have relatively little exposure to foreign currency exchange risk.

Item 8:	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-39.

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

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for use in connection with the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of December 31, 2005 and warrants granted to certain of our lenders during fiscal year 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	696,839		$3.47	902,575	(1)(2)(3)
Equity compensation plans not approved by shareholders	1,116,698	(4)	$6.90	0
Total	1,613,537		$3.83	902,575

Notes:

(1)

Pursuant to the terms of the Amended 2000 Plan, the Board may increase the size of the pool of shares of common stock available for the grant of awards under the Amended 2000 Plan as of the first day of each fiscal year of the Company during the life of the Amended 2000 Plan by an additional number of shares less than or equal to 1% of the number of shares of the Company’s common stock outstanding on such date. The Board did opt to so increase the size of the pool of common stock by 128,925 shares of common stock for fiscal year 2006.

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended December 31,
	2003	2004	2005
Balance, beginning of year	(2,097)	(2,096)	(1,276)
Recovery (charge) to expense	(431)	500	—
Written off	432	320	83

Balance, end of year	(2,096)	(1,276)	(1,193)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (18)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

Exhibit #	Description
4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Credit and Guarantee Agreement dated as of July 28, 1999. (4)

10.1.2	First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999. (5)

10.1.3	Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999. (5)

10.1.4	Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000. (4)

10.1.5	Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000. (7)

10.1.6	First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.7	Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.8	Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.9	Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated Credit and Guarantee Agreement. (11)

10.1.10	First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and Collateral Agreement. (11)

10.1.11	Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated Credit and Guarantee Agreement. (11)

10.1.12	Sixth Amendment and Third Waiver dated as of April 9, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.13	Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement. (13)

10.1.14	Eighth Amendment and Fifth Waiver dated as of December 31, 2002 to the Amended and Restated Credit and Guarantee Agreement. (14)

10.1.15	Consent and Release dated as of August 22, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.16	Seventh Waiver and Consent dated as of October 29, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.17	Ninth Amendment and Eighth Waiver and Consent dated as of November 17, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.18	Ninth Waiver and Consent dated as of February 23, 2004 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.19	Tenth Amendment and Tenth Waiver dated as of March 30, 2004 to the Amended and Restated Credit and Guarantee Agreement. (17)

Exhibit #	Description
10.1.20	Eleventh Amendment and Eleventh Waiver and Consent dated as of April 5, 2004 to the Amended and Restated Credit and Guarantee Agreement. (17)

10.1.21	Second Amended and Restated Credit Agreement dated as of June 1, 2004 by and among HTM Holdings, Inc., Lehman Brothers Inc., The Bank Of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc. and certain lenders party thereto. (18)

10.1.22	First Amendment dated as of March 10, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent. (23)

10.1.23	First Waiver and Consent dated April 12, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent. (25)

10.1.24	Second Amendment and Agency Assignment Agreement dated as of June 1, 2005 by and among SMTC corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., individually and as general administrative agent and collateral monitoring agent, General Electric Capital Corporation, as documentation agent and a lender, and the other lenders signatory thereto. (26)

10.2.1	Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000. (7)

10.2.2	Second Amended and Restated Guarantee and Collateral Agreement dated as of June 1, 2004 made by SMTC Corporation, HTM Holdings, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper Inc. as General Administrative Agent. (18)

10.2.3	First Amendment to Second Amended and Restated Guarantee and Collateral Agreement dated as of June 1, 2005 by SMTC Corporation and certain of its subsidiaries signatory thereto in favor of General Electric Capital corporation as General Administrative Agreement (26).

10.3.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.3.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.3.3) (23)

10.3.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (24)

10.4.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.4.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (23)

Exhibit #	Description
10.4.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.5.1	Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries. (19)

10.5.2	Amendment to Inter-Creditor Agreement dated as of June 1, 2005 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, the other subordinated lenders signatory thereto, SMTC Corporation and certain of its subsidiaries signatory thereto. (26)

10.6	Underwriting Agreement dated as of March 3, 2004 by and among Orion Securities Inc., CIBC World Market Inc., GMP Securities Limited, RBC Dominion Securities Inc., SMTC Corporation and SMTC Manufacturing Corporation of Canada. (16)

10.7	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (16)

10.8	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (16)

10.9	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (16)

10.10	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (16)

10.11	Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F. Wood, Inc. (4)

10.12	Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited. (5)

10.13	Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation. (15)

10.14	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.15	Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc. (5)

10.16.1	Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors LLC and Hi-Tech Manufacturing, Inc. (2)

10.16.2	First Amendment to Lease. (2)

10.16.3	Second Amendment to Lease. (2)

10.17	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.18	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.19	Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta. (10)

10.20	Debt and Warrant Exchange Agreement dated as of June 1, 2004 among HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, SMTC Corporation and certain debt holders. (18)

Exhibit #	Description
10.21	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (18)

10.22	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.23	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (18)

10.24	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (18)

10.25	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (18)

10.26	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (18)

10.27	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (18)

10.28	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (18)

10.29	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (18)

10.30	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (18)

10.31	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (18)

10.32	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (18)

10.33	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (18)

10.34	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (18)

10.35	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (19)*

10.36	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (20)

10.37	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (20)

10.38	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (21)

10.39	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (22)*

10.40	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (22)*

Exhibit #	Description
10.41	Summary of Board Compensation. (25)

10.42	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.43	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne. (25)*

10.44	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge. (25)*

21.1	Subsidiaries of the registrant. (16)

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2006.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2006.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 on Form S-3 filed on April 23, 2002 (File No. 333-33208) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 filed on May 14, 2003 (File No. 0-31051) and incorporated by reference herein.

(16)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on May 12, 2004 (File No. 333-115400) and incorporated by reference herein.
(18)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2005 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell
President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ STEPHEN ADAMSON Stephen Adamson	Director	March 31, 2006

William Brock	Director	March 31, 2006

/s/ THOMAS COWAN Thomas Cowan	Director	March 31, 2006

/s/ BLAIR HENDRIX Blair Hendrix	Director	March 31, 2006

/S/ WAYNE MCLEOD Wayne McLeod	Director	March 31, 2006

SMTC CORPORATION

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Chartered Accountants

Toronto, Canada

March 29, 2006

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

December 31, 2004 and 2005

	2004	2005
Assets
Current assets:
Accounts receivable (note 3)	$23,856	$26,899
Inventories (note 4)	33,025	33,168
Prepaid expenses	1,702	1,698

	58,583	61,765
Capital assets (note 5)	29,269	25,651
Other assets (note 6)	4,729	2,010
Deferred income taxes (note 8)	135	619

	$92,716	$90,045

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,943	$30,939
Accrued liabilities	13,738	13,849
Income taxes payable	1,571	1,203
Current portion of long-term debt (note 7)	3,800	4,633
Current portion of capital lease obligations (note 7)	1,897	1,542

	46,949	52,166
Long-term debt (note 7)	30,091	23,857
Capital lease obligations (note 7)	1,542	—

Shareholders’ equity:
Capital stock (note 9)	63,394	16,986
Warrants (note 9)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital (note 9)	192,972	239,380
Deficit	(252,599)	(252,711)

	14,134	14,022

Commitments and contingencies (note 12)
United States and Canadian accounting policy differences (note 18)

	$92,716	$90,045

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

	2003	2004	2005
Revenue	$306,121	$244,596	$228,766
Cost of sales, including restructuring and other charges (note 16)	279,497	221,563	211,619

Gross profit	26,624	23,033	17,147
Selling, general and administrative expenses (note 16)	18,780	16,037	13,139
Amortization	4,062	2,330	—
Restructuring and other charges (note 16)	1,002	(142)	87

Operating earnings	2,780	4,808	3,921
Interest (note 7)	5,113	4,521	4,589

Earnings (loss) before income taxes and discontinued operations	(2,333)	287	(668)
Income taxes (recovery) (note 8):
Current	686	641	(72)
Deferred	34,325	(135)	(484)

	35,011	506	(556)

Loss from continuing operations	(37,344)	(219)	(112)
Earnings (loss) from discontinued operations (note 17)	(2,422)	837	—

Net earnings (loss)	$(39,766)	$618	$(112)

Basic earnings (loss) per share (note 15):
Basic loss per share from continuing operations	$(6.51)	$(0.02)	$(0.01)
Basic earnings (loss) per share from discontinued operations	(0.42)	0.07	—

Basic earnings (loss) per share	$(6.93)	$0.05	$(0.01)

Diluted earnings (loss) per share	$(6.93)	$0.05	$(0.01)

Weighted average number of shares outstanding:
Basic	5,737,956	10,943,763	14,641,333
Diluted	5,737,956	10,943,763	14,641,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2003, 2004 and 2005

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total shareholders’ equity (deficiency)
	(note 9(b) and (c))	(note 9(d))
Balance, December 31, 2002	$66,802	$1,255	$(5)	$163,360	$(213,451)	$17,961
Conversion of shares from exchangeable to common stock	(10,891)	—	—	10,891	—	—
Warrants issued	—	268	—	—	—	268
Warrants to be issued	—	—	—	232	—	232
Net loss for the year	—	—	—	—	(39,766)	(39,766)

Balance, December 31, 2003	55,911	1,523	(5)	174,483	(253,217)	(21,305)
Private placement of special warrants, net of costs	18,983	7,617	—	—	—	26,600
Consideration issued upon conversion of debt, net of costs	112	2,755	—	6,754	—	9,621
Cancellation of warrants	—	(1,523)	—	123	—	(1,400)
Conversion of shares from exchangeable to common stock	(11,612)	—	—	11,612	—	—
Net earnings	—	—	—	—	618	618

Balance, December 31, 2004	63,394	10,372	(5)	192,972	(252,599)	14,134
Conversion of shares from exchangeable to common stock	(46,408)	—	—	46,408	—	—
Net loss for the year	—	—	—	—	(112)	(112)

Balance, December 31, 2005	$16,986	$10,372	$(5)	$239,380	$(252,711)	$14,022

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

Years ended December 31, 2003, 2004 and 2005

	2003	2004	2005
Cash provided by (used in):

Operations:
Net earnings (loss)	$(39,766)	$618	$(112)
Items not involving cash:
Amortization	4,062	2,330	—
Depreciation	8,037	5,521	4,943
Deferred income taxes	34,325	(135)	(484)
Loss (gain) on disposition of capital assets	(25)	(15)	68
Non-cash interest	—	803	1,753
Other	—	546	1,143
Proceeds from assets previously written down (note 16)	(293)	—	(12)
Impairment of assets (note 16)	37	—	—
Non-cash charges included in loss from discontinued operations (note 17)	3,461	—	—
Discount on prepayment of shareholder loans (note 6)	389	—	—
Change in non-cash operating working capital:
Accounts receivable	14,178	17,462	(2,963)
Inventories	5,857	(1,562)	(143)
Prepaid expenses	633	220	4
Income taxes payable	1,196	1,216	(368)
Accounts payable	(14,200)	(14,622)	4,996
Accrued liabilities	(12,428)	(6,741)	660

	5,463	5,641	9,485

Financing:
Repayment of pre-existing long-term debt	(12,512)	(40,000)	—
Repayment of long-term debt	—	—	(6,115)
Increase in long-term debt	—	3,492	—
Principal payments on capital lease obligations	(205)	(361)	(1,897)
Repayment of loans to shareholders (note 6)	3,795	153	—
Net proceeds from issuance of shares	—	25,849	—
Net proceeds from issuance of warrants	—	8,972	—
Debt issuance costs	—	(3,515)	—

	(8,922)	(5,410)	(8,012)

Investments:
Purchase of capital assets	(167)	(413)	(2,485)
Proceeds from disposition of capital assets	335	15	1,012
Proceeds from disposition of discontinued operations (note 17)	3,058	—	—
Other	30	—	—

	3,256	(398)	(1,473)

Decrease in cash and cash equivalents	(203)	(167)	—
Cash and cash equivalents, beginning of year	370	167	—

Cash and cash equivalents, end of year	$167	$—	$—

Supplemental cash flow information (note 11)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

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

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares, whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

2.	Significant accounting policies:

(a)	Basis of presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated on consolidation.

Certain of the 2004 comparative figures have been reclassified to conform with the financial statement presentation in 2005.

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

Revenue is derived primarily from the sale of electronics equipment that has been built to customer specifications. Revenue from the sale of products is recognized when goods are shipped to customers since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and the earnings process is complete. The Company has no significant obligations after product shipment other than its standard manufacturing warranty. The Company records a provision for future warranty costs based on management’s best estimate of probable claims under its product warranties. The provision is based on the terms of the warranty which vary by customer and product, and historical experience. The Company regularly evaluates this provision.

In addition, the Company has contractual arrangements with the majority of its customers that require the customer to purchase unused inventory that the Company has purchased to fulfill that

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

(g)	Capital assets:

Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Buildings	18 - 20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of term of lease or estimated useful life

(h)	Other assets:

Costs incurred relating to long-term debt are deferred and amortized over the term of the related debt. Amortization of debt issuance costs is included in amortization expense or interest expense in the consolidated statements of operations.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

Other deferred costs are amortized systematically over the term of the related contract.

(i)	Income taxes:

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

(j)	Stock-based compensation:

The Company accounts for stock options issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. Compensation expense is recorded on the date stock options are granted only if the current fair value of the underlying stock exceeds the exercise price. The Company has provided the pro forma disclosures required by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement 148”).

The table below sets out the pro forma amounts of net earnings (loss) per share that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123:

	2003	2004	2005
Net earnings (loss) attributable to common shareholders, as reported	$(39,766)	$618	$(112)
Stock-based compensation recovery (expense)	(709)	128	(235)

Pro forma earnings (loss)	$(40,475)	$746	$(347)

Basic and diluted earnings (loss) per share, as reported	$(6.93)	$0.05	$(0.01)
Stock-based compensation recovery (expense)	(0.10)	0.01	(0.02)

Pro forma basic and diluted earnings (loss) per share	(7.03)	0.06	(0.03)

The Company computes stock-based compensation expense as if all options will vest and then adjusts for actual forfeitures. In 2004, the Company recorded a net pro forma recovery as the effect of unvested stock options that were forfeited during the year exceeded the pro forma stock compensation expense. In 2003 and 2005, the pro forma stock-based compensation expense was only partially offset by recoveries from forfeitures.

No compensation expense has been recorded in the statements of operations for the years ended December 31, 2003, 2004 and 2005.

The weighted average grant date fair value of options granted for the years ended December 31, 2003, 2004 and 2005 are $0.48, $1.93 and $1.17, respectively.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	2003	2004	2005
Risk-free interest rate	4.0%	3.0%	3.5%
Expected life	4 years	4 years	4 years
Volatility	125.0%	120.0%	103.0%

(k)	Earnings (loss) per share:

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

There were no derivative financial instruments outstanding at December 31, 2004 and 2005.

(n)	Impairment of long-lived assets:

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

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

(o)	Asset retirement obligations:

The Company accounts for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

(p)	Restructuring costs:

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

(q)	Guarantees:

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires certain disclosures of obligations under guarantees and the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company did not enter into any guarantees in 2003, 2004 or 2005.

(r)	Consolidation of variable interest entities:

The Company accounts for variable interest entities in accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities Revised (“FIN 46R”). FIN 46R addresses the consolidation of certain entities that are subject to control on a basis other than ownership of voting interests. The Company has not had an interest in any entities subject to control on a basis other than ownership of voting interests in 2003, 2004 or 2005.

(s)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2005, comprehensive income was equal to the net earnings (loss).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

(t)	Recent accounting pronouncements:

(i)	Inventory costs:

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

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-Monetary Assets—an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively. The Company does not expect that this standard will have a material impact on its consolidated financial statements.

(iii)	Share-based payments:

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (“SFAS 123R”). The new statement is effective for fiscal years beginning on or after June 15, 2005. SFAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value based method. As required by SFAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans. The new rules will be effective for the Company beginning January 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments and also the impact of other aspects of SFAS 123R, including transitional adoption alternatives.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

2.	Significant accounting policies (continued):

(iv)	Accounting changes and error corrections:

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

3.	Accounts receivable:

Accounts receivable at December 31, 2004 and 2005 are net of an allowance for doubtful accounts of $1,276 and $1,193, respectively.

At December 31, 2004 and 2005, accounts receivable of $5,104 and $2,400 was serving as collateral against borrowings under the revolving credit facility (note 7).

4.	Inventories:

	2004	2005
Raw materials	$19,827	$19,035
Work in progress	4,867	8,748
Finished goods	7,814	4,873
Other	517	512

	$33,025	$33,168

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

5.	Capital assets:

2004	Cost	Accumulated depreciation	Net book value
Land	$2,060	$—	$2,060
Buildings	10,252	2,233	8,019
Machinery and equipment	25,290	14,928	10,362
Office furniture and equipment	2,785	2,066	719
Computer hardware and software	8,134	7,897	237
Leasehold improvements	13,469	5,597	7,872

	$61,990	$32,721	$29,269

2005	Cost	Accumulated depreciation	Net book value
Land	$1,648	$—	$1,648
Buildings	9,449	2,573	6,876
Machinery and equipment	26,886	17,516	9,370
Office furniture and equipment	2,808	2,342	466
Computer hardware and software	8,246	8,094	152
Leasehold improvements	13,525	6,386	7,139

	$62,562	$36,911	$25,651

Machinery and equipment under capital leases included in capital assets at December 31, 2004 and 2005 was $5,155 and $5,155, respectively, and accumulated depreciation of machinery and equipment under capital leases at December 31, 2004 and 2005 was $1,389 and $2,048, respectively.

Included in the total depreciation expense for the years ended December 31, 2003, 2004 and 2005 of $8,037, $5,521 and $4,943 is $161, $239 and $659, respectively, relating to the depreciation of machinery and equipment under capital leases.

6.	Other assets:

	2004	2005
Deferred financing costs, net of accumulated amortization (2004 - $10,625; 2005 - $11,717)	$3,069	$1,977
Loan to shareholder (a)	537	—
Other (b)	1,123	33

	$4,729	$2,010

(a)	Loan to shareholder:

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

Years ended December 31, 2003, 2004 and 2005

6.	Other assets (continued):

of the shares of capital stock of the Company held by the shareholder, and will be repayable on a pro rata basis at such time that the shareholder receives after-tax cash proceeds in respect of such shares. During 2004, $153 was repaid by the shareholder. During 2005 the remaining balance of $537 was settled.

(b)	Other:

Included in other assets for the year ended December 31, 2004 is a customer contract payment made in 2004. The amount was refundable by the customer if specified volumes were not reached and, as such, was deferred. The asset was amortized systematically as a reduction of revenue over the term of the contract which ended in 2005.

7.	Long-term debt and capital leases:

	2004	2005
Senior debt (a):
Revolving	$4,339	$2,020
Term	1,166	700
Subordinated debt (b)	27,164	24,895
Other (c)	1,222	875

	33,891	28,490
Less current portion	3,800	4,633

	$30,091	$23,857

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) that provided for an initial term loan and amounts made available under revolving credit loans, swing-line loans and letters of credit. Between July 27, 2000 and May 31, 2004, the Company and its pre-existing lenders amended the Credit Agreement from time to time.

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: (i) a private placement of equity securities, (ii) a new secured credit facility and, (iii) a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement. Prior to closing on June 1, 2004, the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing-line loans of $73,300.

(a)	Senior debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively, the “Wachovia Facilities”) with Wachovia Capital Finance of Canada (formerly Congress Financial Corporation) and its affiliates (“Wachovia”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

7.	Long-term debt and capital leases (continued):

needs. The availability under the Wachovia revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and requires a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Wachovia Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those with a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

On November 16, 2004, the Company, together with Wachovia, executed a letter of understanding amending the terms of the Wachovia Facilities. The letter of understanding provided that, at the Company’s option, it may elect to use a “springing lock-box” arrangement, whereby remittances from customers are forwarded to the Company’s general bank account rather than the lock-box arrangement, as previously required, whereby customer remittances are swept daily to reduce the borrowings under the revolving credit facilities.

If the Company elected to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility would have been reduced by the elimination of eligible inventory. The Company would have been required to revert back to a required lock-box arrangement if: (i) availability under the revolving credit facility is less than the greater of (a) $2,500 or (b) 25% of the outstanding borrowings under the credit facility or (ii) the occurrence of an event of default.

In March 2005, the Company and Wachovia signed amendments to the Wachovia Facilities (the “March 2005 Amendments”) which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

In August 2005, the Company and Congress signed a further amendment to the Congress Facilities (the “August 2005 Amendments”) which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt is classified as long-term as at December 31, 2004 and December 31, 2005.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

7.	Long-term debt and capital leases (continued):

The Wachovia Facilities and the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the pre-existing lenders.

As at December 31, 2004 and 2005, Cdn. $2,401 and Cdn. $799, respectively, of the senior debt was denominated in Canadian dollars.

For the years ended December 31, 2004 and 2005, the Company recorded a foreign exchange loss of $1,149 and $265, respectively, on the Canadian dollar debt under the Wachovia facilities.

(b)	Subordinated debt:

On June 1, 2004, the Company completed a transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants (note 9(b) and (d)), in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement.

The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a Tranche A term loan in the amount of $15,000 and a Tranche B term loan in the amount of $12,500 under the amended Credit Agreement. The Tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5%, except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at the U.S. base rate plus 2.75%. The Tranche B term loan matures on December 31, 2008 and bears interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest is added to the outstanding principal balance during the term of the loan.

The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants was recorded as long-term debt and is being amortized as a reduction of interest expense over the term of the term loans.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

7.	Long-term debt and capital leases (continued):

(c)	Other:

The Company incurred costs of $1,400 related to the completion of the Wachovia Facilities. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

(d)	Amendment and commitment fees:

The Company did not incur any amendment fees in 2003 or 2004. In 2005, the Company incurred $250 in amendment fees in relation to the amendments finalized in March 2005.

The Company did not incur any commitment fees in 2003. Commitment fees of $46 and $66 were incurred in 2004 and 2005, respectively. The weighted average interest rates on the borrowings were 7.4% and 9.7% in 2004 and 2005, respectively.

(e)	Contractual repayments:

At December 31, 2005, principal repayments due within each of the next three years on senior and subordinated long-term debt are as follows:

2006	$4,633
2007	13,607
2008	9,375

$27,615

In addition to the principal repayments in the table above, the Company is obligated to pay $2,718 of PIK interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

(f)	Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2005. Continued compliance with the financial covenants through December 31, 2006 is dependant on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to amend the financial covenants or demand repayment of the amounts outstanding under the lending agreements or pursue other remedies.

(g)	Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at December 31, 2005:

2006	$1,609

Total minimum lease payments	1,609
Less amount representing interest of 7.0% to 9.3%	67

1,542
Less current portion	1,542

$—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

7.	Long-term debt and capital leases (continued):

(h)	Interest expense:

	2003	2004	2005
Long-term debt	$5,077	$4,170	$3,634
Obligations under capital leases	36	45	213
Other	—	306	742

	$5,113	$4,521	$4,589

8.	Income taxes:

The Company recorded the following income tax expense (recovery):

	2003	2004	2005
Current:
Federal	$—	$534	$—
Foreign	686	107	(72)

	686	641	(72)
Deferred:
Federal	33,183	—	—
Foreign	1,142	(135)	(484)

	34,325	(135)	(484)

	$35,011	$506	$(556)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows:

	2003	2004	2005
Federal tax (recovery)	$(793)	$383	$(233)
State income tax expense (recovery), net of federal tax benefit	78	180	(20)
Income of international subsidiaries taxed at different rates	257	(38)	(42)
Change in valuation allowance	33,883	(10,249)	1,911
Intercompany dividend	—	9,078	—
Permanent differences and other	1,586	1,152	(2,172)

Income tax expense (recovery)	$35,011	$506	$(556)

Earnings (loss) before income taxes and discontinued operations consisted of the following:

	2003	2004	2005
U.S.	$4,250	$4,373	$3,568
Non-U.S.	(6,583)	(4,086)	(4,236)

	$(2,333)	$287	$(668)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

8.	Income taxes (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2004	2005
Deferred income tax assets:
Net operating loss carryforwards	$30,989	$34,441
AMT credit carryforwards	534	534
Capital and other assets	16,701	15,358
Reserves, allowances and accruals	2,070	2,356

	50,294	52,689
Valuation allowance	(50,159)	(52,070)

	135	619
Deferred income tax liabilities	—	—

Net deferred income tax assets	$135	$619

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86,756, of which $3,669 will expire in 2013, $7,750 will expire in 2014, $5,126 will expire in 2015, $1,077 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $49,882 will expire in 2021, and $19,462 will expire in 2023.

Deferred income taxes have not been provided on $3,679 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon.

Whether or not the recapitalization transactions described in note 7 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The tax law governing the exchangeable shares is unclear and, accordingly, it is uncertain whether Section 382 will apply to the Recapitalization Transaction. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company filed the appropriate tax election to ensure that the taxable intercompany dividend referred to above would be allocated to the pre-ownership change period in the year ended December 31, 2004 and thus the utilization of NOLs against this income amount would not be limited.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

8.	Income taxes (continued):

forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2004 and 2005, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $135 and $619, respectively. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

9.	Capital stock:

(a)	Authorized:

The authorized share capital of the Company at December 31, 2003 consists of:

(i)	12,000,000 shares of common stock, par value $0.01 per share:

Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of preferred stock, par value $0.01 per share:

The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

The authorized share capital of the Company at December 31, 2004 and 2005 consists of:

(i)	26,000,000 shares of common stock, par value $0.01 per share:

Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of preferred stock, par value $0.01 per share:

The Company may, from time to time, issue preferred stock in one or more series and fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

9.	Capital stock (continued):

(b)	Issued and outstanding:

	Number of shares			Amount
	Exchangeable shares	Common stock	Special voting stock	Exchangeable shares	Common stock	Special voting stock
Balance, December 31, 2002	1,098,647	4,639,309	1	$66,571	$231	$—
Conversion of shares from exchangeable to common stock (i)	(179,885)	179,885	—	(10,900)	9	—

Balance, December 31, 2003	918,762	4,819,194	1	55,671	240	—
Shares issued on completion of private placement (ii)	6,670,000	—	—	18,983	—	—
Shares issued on conversion of debt (iii)	—	2,233,389	—	—	112	—
Conversion of shares from exchangeable to common stock (iv)	(929,210)	929,210	—	(11,650)	38	—
Fractional shares redeemed	—	(13)	—	—	—	—

Balance, December 31, 2004	6,659,552	7,981,780	1	63,004	390	—
Conversion of shares from exchangeable to common stock (iv)	(4,910,677)	4,910,677	—	(46,457)	49	—

Balance, December 31, 2005	1,748,875	12,892,457	1	$16,547	$439	$—

Capital transactions from January 1, 2003 to December 31, 2003:

(i)	During 2003, 179,885 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $9, with the difference recorded as additional paid-in capital.

Capital transactions from January 1, 2004 to December 31, 2005:

(ii)	Private placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company. Each Special Warrant was issued at a price of Cdn. $1.20 per Special Warrant, resulting in aggregate proceeds of Cdn. $40,020. The proceeds, net of underwriters commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

9.	Capital stock (continued):

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

(iii)	Conversion of outstanding debt:

On June 1, 2004, the pre-existing lenders exchanged $10,000 of outstanding debt (note 7(b)) and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

The common stock and the Conversion Warrants issued to the pre-existing lenders were subject to transfer restrictions on trading. The pre-existing lenders agreed to retain:

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

9.	Capital stock (continued):

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

(iv)	Exchange of exchangeable shares:

During 2004, 929,210 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $38, with the difference recorded as additional paid-in capital.

During 2005, 4,910,677 exchangeable shares (note 9(c)) were exchanged for common stock with a par value of $49, with the difference recorded as additional paid-in capital.

(v)	Reverse stock split:

On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares, whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share. All share information relating to shares outstanding and all employee stock options and warrants have been retroactively adjusted to reflect the reverse stock split.

(c)	Exchangeable shares:

During 2003, 2004 and 2005, 179,885, 929,210 and 4,910,677 exchangeable shares were exchanged for common stock, respectively (note 9(b)).

(d)	Warrants:

	Exchangeable share warrants	Common stock warrants
Balance, December 31, 2002	—	1,509,988
Warrants issued (i)	—	458,144
Warrants to be issued (ii)	—	231,672

Balance, December 31, 2003	—	2,199,804
Warrants cancelled (iv)	—	(2,199,804)
Warrants issued upon completion of private placement (iii)	16,675,000	—
Warrants issued on conversion of debt (iv)	—	11,166,947

Balance, December 31, 2004 and 2005	16,675,000	11,166,947

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

9.	Capital stock (continued):

2003 transactions:

(i)	In connection with the Credit Agreement (note 7), the Company did not meet certain financial covenants for the quarters ended June 29, 2003 and September 28, 2003 and, as such, issued 228,210 Series D warrants, representing the right to purchase approximately 45,642 shares of common stock of the Company, at an exercise price of $0.61 per share and 229,934 Series E warrants, representing the right to purchase 45,987 shares of common stock of the Company, at an exercise price of $1.04 per share. The fair value of the Series D and Series E warrants was measured using a Black-Scholes pricing model on the date of issuance. The fair value of the Series D and Series E warrants issued of $268 was classified as warrants issued in shareholders’ equity.

(ii)	In connection with the Credit Agreement (note 7), the Company did not meet certain financial covenants for the quarter ended December 31, 2003 and, as such, the Company was legally obligated to issue 231,672 Series F warrants, representing the right to purchase approximately 46,334 shares of common stock of the Company, at an exercise price equal to the fair market value at the date of the grant. The fair value of the Series F warrants was initially measured using a Black-Scholes pricing model at December 31, 2003, and was remeasured each reporting period until issued. At December 31, 2003, the fair value of the Series F warrants to be issued of $232 was classified as warrants to be issued in additional paid-in capital.

2004 transactions:

(iii)	Pursuant to the private placement described above (note 9(b)(ii)), SMTC Canada issued 16,675,000 warrants. Each warrant is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of Cdn. $9.25 per share until March 3, 2009.

(iv)	Pursuant to the exchange by the pre-existing lenders of $10,000 of outstanding debt and all warrants previously issued or required to be issued, as described above (note 9(b)(iii)), the Company issued 11,166,947 warrants. Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

(e)	Stock options:

1998 SMTC Plan:

In July 1999, the Company replaced a previous option plan adopted in 1998 with an equivalent stock option plan (the “1998 SMTC Plan”), for which two classes of options were authorized to purchase non-voting shares. In July 2000, pursuant to an initial public offering, the options outstanding under the previous option plan were converted to options to purchase common stock of the Company. The options generally vest over a four-year period and expire after 10 years from the original grant date of the 1998 SMTC Plan options.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

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

	1998 SMTC Plan		2000 Equity Incentive Plan
	Common stock	Weighted average exercise price	Common stock	Weighted average exercise price
Balance, December 31, 2002	48,118	$28.90	322,900	$39.25
Issued	—	—	8,000	3.75
Cancelled	(16,940)	28.90	(139,300)	41.85

Balance, December 31, 2003	31,178	28.90	191,600	35.84
Issued	—	—	290,000	1.93
Cancelled	(10,803)	28.90	(109,800)	43.71

Balance, December 31, 2004	20,375	28.90	371,800	7.06
Issued	—	—	410,000	1.17
Cancelled	(10,436)	28.90	(94,900)	7.61

Balance, December 31, 2005	9,939	28.90	686,900	3.47

No options were exercised or expired in 2003, 2004 or 2005.

The following options were outstanding as at December 31, 2005:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life (years)
1998 SMTC Plan
$28.90	9,939	$28.90	9,939	$28.90	3.6

2000 Equity Incentive Plan
$1.17	360,000	$1.17	—	$—	9.3
$1.55	207,500	1.55	151,875	1.55	8.8
$2.75	30,000	2.75	7,500	2.75	8.5
$3.75 - $4.00	43,000	3.95	20,500	3.90	7.8
$15.00	11,680	15.00	8,760	15.00	6.4
$25.00	11,680	25.00	8,760	25.00	6.4
$40.00	23,040	40.00	17,280	40.00	6.5

	686,900	3.47	214,675	6.42	8.8

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

10.	Financial instruments:

Fair values:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

(a)	The carrying amounts of accounts receivable and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments.

(b)	The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

11.	Supplemental cash flow information:

	2003	2004	2005
Interest paid	$3,733	$3,362	$2,626
Income taxes paid	281	373	685

Non-cash financing and investing activities:

	2003	2004	2005
Cash released from escrow	$2,152	$—	$—
Warrants issued or to be issued (note 9(d))	500	—	—
Increase in other assets and accrued liabilities	—	1,636	—
Repayment of long-term debt and existing warrants by issuance of warrants (notes 7 and 9)	—	10,000	—
Acquisition of equipment under capital lease	—	3,572	—
Settlement of shareholder loan (note 6(a))	—	—	537

12.	Commitments and contingencies:

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2006	$3,662
2007	3,317
2008	3,356
2009	3,382
2010	3,090
Thereafter	4,536

$21,343

Included in the amounts noted above is $1,854, representing lease costs which have been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2005 (note 16).

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

12.	Commitments and contingencies (continued):

Operating lease expense for the years ended December 31, 2003, 2004 and 2005 was $5,677, $4,097 and $1,878, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term. The Company has posted a letter of credit in the amount of $450 in favour of a facility landlord.

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the accounts, where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

13.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has had facilities in the United States, Canada, Europe and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries) and discontinued operations. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment and the sale of the Appleton manufacturing operations, previously included in the results of the United States segment (note 17). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	2003			2004			2005
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$138,565	$(12,394)	$126,171	$69,336	$(101)	$69,235	$111,954	$(450)	$111,504
Canada	196,115	(17,741)	178,374	81,610	(10,787)	70,823	36,242	(4,391)	31,851
Europe	2,542	(1,079)	1,463	—	—	—	—	—	—
Mexico	162,282	(162,169)	113	132,380	(27,842)	104,538	100,103	(14,692)	85,411

	$499,504	$(193,383)	$306,121	$283,326	$(38,730)	$244,596	$248,299	$(19,533)	$228,766

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

13.	Segmented information (continued):

Revenue is attributed to the country from which the customer is invoiced.

	2003	2004	2005
EBITA, before restructuring charges (recoveries) and discontinued operations:
United States	$(2,208)	$4,694	$5,758
Canada	(352)	(4,781)	(5,146)
Europe	149	—	—
Mexico	8,972	5,261	3,396

	6,561	5,174	4,008
Interest	5,113	4,521	4,589
Amortization	4,062	2,330	—
Restructuring charges (recoveries) (note 16)	(281)	(1,964)	87

Earnings (loss) before income taxes and discontinued operations	$(2,333)	$287	$(668)

Capital expenditures:
United States	$71	$—	$54
Canada	70	179	117
Mexico	26	234	2,314

	$167	$413	$2,485

This segmented information incorporates the operations of the Company, as discussed in note 1. The Company has operated facilities in Canada, the United States and Mexico for 20 years, 10 years and 7 years, respectively.

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	2003	2004	2005
Geographic revenue:
United States	$224,212	$179,447	$138,633
Canada	25,318	16,855	65,902
Europe	11,373	11,048	3,508
Asia	24,147	9,811	1,799
Mexico	21,071	27,435	18,924

	$306,121	$244,596	$228,766

Long-lived assets:
United States	$11,767	$9,939	$8,343
Canada	2,810	2,462	1,671
Mexico	16,228	16,868	15,637

	$30,805	$29,269	$25,651

Total assets:
United States	$23,688	$32,973	$27,666
Canada	54,408	12,256	15,036
Mexico	30,597	47,487	43,804
Ireland	70	—	—

	$108,763	$92,716	$86,506

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

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

During 2005, three customers individually comprised 21%, 18% and 11% of total revenue across all geographic segments. At December 31, 2005, these customers represented 4%, 18% and 2% of the Company’s accounts receivable.

15.	Earnings (loss) per share:

The following table sets forth the computation of basic earnings (loss) per share:

	2003	2004	2005
Numerator:
Loss from continuing operations	$(37,344)	$(219)	$(112)
Net earnings (loss)	(39,766)	618	(112)

Denominator:
Weighted average shares – basic and diluted	5,737,956	10,943,763	14,641,333
Earnings (loss) per share:
Basic and diluted from continuing operations	$(6.51)	$(0.02)	$(0.01)
Basic and diluted	(6.93)	0.05	(0.01)

During 2003, the calculation did not include 227,778 options and 2,199,804 warrants issued and warrants to be issued, each warrant exercisable for one-fifth of one share of common stock of the Company, as the effect

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

15.	Earnings (loss) per share (continued):

would have been anti-dilutive. During 2004, the calculation did not include 392,175 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company and 2,199,804 warrants issued and warrants to be issued, each warrant exercisable for one-fifth of one share of common stock of the Company, as the effect would have been anti-dilutive as the effect would have been anti-dilutive. During 2005, the calculation did not include 696,839 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

16.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	2003	2004	2005
Inventory recoveries included in cost of sales	$—	$(1,822)	$—
Lease and other contract obligations	2,504	—	14
Reversal of previously recorded lease and other contract obligations	(4,123)	(2,000)	(237)
Severance	2,418	1,858	685
Reversal of previously recorded severance	—	—	(456)
Other facility exit costs	96	—	93
Adjustments to other facility exit costs	(920)	—	—
Asset impairment	37	—	—
Proceeds from assets previously written down	(293)	—	(12)
Other charges	1,283	—	—

Restructuring and other charges, including the write-down of intangible assets	1,002	(142)	87

	1,002	(1,964)	87
Other charges included in cost of sales	—	622	—
Other adjustments included in selling, general and administrative expenses	(122)	(287)	(42)

	(122)	335	(42)

	$880	$(1,629)	$45

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan seeked to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

16.	Restructuring and other charges (continued):

2003 charges:

(a)	Restructuring and other charges:

During 2003, the Company recorded lease and other contract obligations of $2,504, a reversal of previously recorded lease and other contract obligations of $4,123, severance charges of $2,418, other facility exit costs of $96, adjustments to previously recorded other facility exit costs of $920, an asset impairment charge of $37, received proceeds from the disposition of assets previously written down of $293 and recorded other charges of $1,283.

Lease and other contract obligations of $2,178 were in connection with the 2001 Plan and related to a revision to the estimate of sublease recoveries associated with the facility lease in Monterrey, Mexico. Lease and other contract obligations of $326 were in connection with the 2002 Plan and were primarily associated with the idling of equipment leases at the Donegal facility. The reversal of previously recorded lease and other contract obligations of $4,123 were in connection with the 2002 Plan and related to the expected or actual settlement of amounts, including the Austin facility lease, for less than the originally estimated amounts.

Severance costs of $2,418 were in connection with the 2002 Plan and related to additional severance for the closure or resizing of facilities and the change in senior management during the year. Included in the severance costs was $757 related to the termination of 75 plant and operational employees at the Charlotte facility, $273 for the termination of 47 employees at the Austin facility, and $260 for the termination of 42 employees at the Mexico facility.

Other facility exit costs of $96 were in connection with the 2002 Plan and related to additional costs associated with the closure of the Charlotte facility. The reversal of previously recorded other facility exit costs of $219 were in connection with the 2001 Plan and related to the settlement of certain obligations for less than the original estimated amounts. The reversal of previously recorded other facility exit costs of $701 were in connection with the 2002 Plan and related to the Company revising its original estimates associated with the costs of closing the Austin and Charlotte facilities, based on the settlement of certain liabilities for less than the originally estimated amounts and the effects of ongoing negotiations for the settlement of other liabilities.

The asset impairment charge of $37 was in connection with the 2002 Plan and related to the write-down of assets of the Charlotte facility.

Proceeds from assets previously written down of $293 was in connection with the 2002 Plan and related to the disposal of assets of the Donegal facility.

Other charges of $1,283 related to professional fees of $894 associated with the Company’s refinancing negotiations with then current and potential lenders and investors and a discount on the prepayment of shareholder loans of $389.

(b)	Other charges (recoveries):

During 2003, the Company recorded an adjustment of $122 in selling, general and administrative expenses related to the recovery of assets written off in 2002.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

16.	Restructuring and other charges (continued):

2004 charges:

(a)	Restructuring charges:

During 2004, the Company recorded the recovery of a previously recorded inventory charge of $1,822, the reversal of previously recorded lease and other contract obligations of $2,000 and severance charges of $1,858.

The reversal of the previously recorded inventory charge of $1,822 related to the settlement of a legal claim in favour of the Company for net proceeds of $1,822. The settlement was the result of a four-year dispute over obsolete inventory with a former customer. As the Company recorded the original charge in cost of sales, the net proceeds have also been recorded as a recovery in cost of sales.

The reversal of previously recorded lease and other contract obligations of $1,744 were in connection with the 2001 Plan and were associated with the settlement of a legal claim related to the facility lease in Monterrey, Mexico, which resulted in the recovery of $1,694 to adjust the provision to the amount of the settlement and $50 related to the costs associated with exiting a Boston facility for less than originally estimated. The reversal of previously recorded lease and other contract obligations of $256 were in connection with the 2002 Plan and related to settling various equipment leases for less than originally estimated.

Severance charges of $400 were in connection with the 2002 Plan and related to a change in the estimate of amounts to be paid out. Severance charges of $1,458 were in connection with the 2004 Plan and related to 99 and 110 employees at the Chihuahua, Mexico and Markham, Ontario facilities, respectively.

(b)	Other charges (recoveries):

Other charges included in cost of sales of $622 relate to an inventory charge of $1,000 associated with a certain customer, offset by a recovery of a previously recorded inventory write down of $378.

During 2004, the Company received proceeds of $287 from the sale of an asset previously written off. This amount has been recorded in selling, general and administrative expenses.

2005 charges:

(a)	Restructuring charges:

During 2005, the Company recorded lease and other contract obligations of $14, a reversal of previously recorded lease and other contract obligations of $237, severance charges of $685, a reversal of previously recorded severance charges of $456, other facility exit costs of $93 and received proceeds from the disposition of assets previously written down of $12.

Lease and other contract obligations of $14 were in connection with the 2004 Plan and related to the closure of an office in Richmond Hill, Ontario. The reversal of previously recorded lease and other contract obligations of $237 were in connection with the 2002 Plan and related to the settlement of various equipment leases for less than originally estimated.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

16.	Restructuring and other charges (continued):

Severance charges of $156 and a reversal of previously recorded severance charges of $456 were in connection with the 2002 Plan and related to changes to the estimate of amounts to be paid out. Severance charges of $529 were in connection with the 2004 Plan and related to 35, 4 and 5 employees at the Chihuahua, Mexico, Appleton, Wisconsin and Markham, Ontario locations, respectively.

Other charges of $93 were in connection with the 2002 Plan and related to costs associated with the closure of the Austin, Texas facility.

Proceeds from assets previously written down of $12 relate to the disposal of assets of the Charlotte facility.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

16.	Restructuring and other charges (continued):

(b)	Other charges (recoveries):

The Company recorded an adjustment of $42 in selling, general and administrative expenses related to the recovery of assets previously written off.

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2004 and 2005, relating to the 2001 Plan:

	2001 total Charges	Non-cash Charges	2001, 2002 and 2003 Cash Payments	2002 Reversals	2003		2004		Accrual, December 31, 2004 and 2005
					Charges	Reversals	Adjustments	Cash Payments
Inventory write-downs included in cost of sales	$25,388	$(25,388)	$—	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	8,635	—	(7,547)	(393)	2,178	—	(1,744)	(1,129)	—
Severance	3,556	—	(3,556)	—	—	—	—	—	—
Asset impairment	5,609	(5,609)	—	—	—	—	—	—	—
Write-down of intangible assets	17,765	(17,765)	—	—	—	—	—	—	—
Other facility exit costs	6,278	(3,059)	(3,000)	—	—	(219)	—	—	—

	$67,231	$(51,821)	$(14,103)	$(393)	$2,178	$(219)	$(1,744)	$(1,129)	$—

The following table details the original charges, additional charges and adjustments recorded, and related amounts included in accrued liabilities as at December 31, 2004 and 2005 in respect of the 2002 Plan:

	2002 Charges	2003		2004		Non-cash Charges	2002, 2003 and 2004 Cash Receipts (payments)	Accruals December 31, 2004	2005			Accruals, December 31, 2005
		Charges	Reversals	Charges	Reversals				Charges	Reversals	Receipts (Payments)
Inventory write-downs included in cost of sales	$6,536	$—	$—	$—	$—	$(6,536)	$—	$—	$—	$—	$—	$—
Lease and other contract obligations	18,656	326	(4,123)	—	(256)	—	(12,213)	2,390	—	(237)	(299)	1,854
Severance	2,844	2,418	—	400	—	—	(4,806)	856	156	(456)	(556)	—
Asset impairment	7,689	37	—	—	—	(7,726)	—	—	—	—		—
Proceeds from assets previously written down	—	(293)	—	—	—	—	293	—	(12)	—	12	—
Other facility exit costs	1,568	96	(701)	—	—	—	(930)	33	93	—	(96)	30

	$37,293	$2,584	$(4,824)	$400	$(256)	$(14,262)	$(17,656)	$3,279	$237	$(693)	$(939)	$1,884

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

16.	Restructuring and other charges (continued):

The following table details the original charges, additional charges and payments, and related amounts included in accrued liabilities as at December 31, 2004 and 2005, in respect of the 2004 Plan:

	2004		Accrual December 31, 2004	2005		Accrual December 31, 2005
	Charges	Payments		Charges	Payments
Lease and other contract obligations	$—	$—	$—	$14	$(14)	$—
Severance	1,458	(722)	736	529	(977)	288

	$1,458	$(722)	$736	$543	$(991)	$288

The Company expects to pay out the remaining amounts during 2006 and to fund these payments through the revolving credit facility.

17.	Discontinued operations:

(a)	Appleton:

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

Proceeds on disposal of discontinued operation	$3,058
Accounts receivable	1,902
Inventory	1,042
Prepaid expenses	56
Capital assets	1,722
Accounts payable	(1,400)
Accrued liabilities	(476)

Net assets disposed of	2,846
Costs of disposal	447

Loss on disposal of discontinued operation	$(235)

The following information included in discontinued operations relates to the sale of the Appleton manufacturing operations:

	2003	2004	2005
Revenue	$10,750	$—	$—

Earnings (loss) from discontinued operations	$(3,986)	$460	$—

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

Years ended December 31, 2003, 2004 and 2005

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

The following information relates to the discontinued operations:

	2003	2004	2005
Earnings from discontinued operations	$1,564	$377	$—

In 2003, the earnings from discontinued operations include the distribution from the proceeds of the liquidation of $2,304, less additional charges of $740 related to the closure of the facility.

In 2004, the earnings from discontinued operations include additional proceeds from the liquidation of $377.

18.	United States and Canadian accounting policy differences:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below.

The following table reconciles net earnings (loss) as reported in the accompanying consolidated statements of operations to net earnings (loss) that would have been reported under Canadian GAAP, and calculates earnings per share figures under Canadian GAAP:

	2003	2004	2005
Net earnings (loss) in accordance with U.S. GAAP	$(39,766)	$618	$(112)
Stock-based compensation expense (a)	—	256	231
Share of earnings (loss) attributed to non-controlling interest (b)	(6,991)	194	—

Net earnings (loss) in accordance with Canadian GAAP	$(32,775)	$168	$(343)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

18.	United States and Canadian accounting policy differences (continued):

	2003	2004	2005
Basic earnings (loss) per share in accordance with Canadian GAAP:
Basic loss per share from continuing operations	$(6.46)	$(0.10)	$(0.04)
Basic earnings (loss) per share from discontinued operations	(0.52)	0.13	—

Basic earnings (loss) per share	$(6.98)	$0.03	$(0.04)

Diluted earnings (loss) per share	$(6.98)	$0.03	$(0.04)

Weighted average number of shares outstanding (b):
Basic	4,695,940	6,423,175	9,707,829
Diluted	4,695,940	10,943,763	9,707,829

If Canadian GAAP were employed, the Company’s consolidated shareholders’ equity would be adjusted as follows:

	2004	2005
Shareholders’ equity in accordance with U.S. GAAP	$14,134	$14,022
Stock-based compensation expense (a)	(256)	(487)

Shareholders’ equity in accordance with Canadian GAAP	$13,878	$13,535

Net earnings (loss) under Canadian GAAP is comprised of the following:

	2003	2004	2005
Operating earnings	$2,780	$4,552	$3,690
Interest expense	5,113	4,521	4,589

Earnings (loss) before income taxes, non-controlling interest and discontinued operations	(2,333)	31	(899)
Income taxes (recovery)	35,011	506	(556)
Non-controlling interest	(6,991)	194	—

Earnings (loss) before discontinued operations	(30,353)	(669)	(343)
Earnings (loss) from discontinued operations	(2,422)	837	—

Net earnings (loss)	$(32,775)	$168	$(343)

(a)	Stock-based compensation:

Effective January 1, 2004, as a result of revisions to the CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments (“CICA 3870”), Canadian GAAP requires companies to expense, over the vesting period, the fair value of employee awards not previously accounted for using the fair value method. In accordance with transitional rules, the Company has adopted this change in accounting policy on a retroactive basis for options granted during the period from January 1, 2002 to December 31, 2003 without restating prior periods. Previously, these options were accounted for using the settlement method. Consequently, the January 1, 2004 opening deficit has been increased by $328 to reflect the cumulative impact of the adoption of CICA 3870 to December 31, 2003, with an offsetting credit to

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Years ended December 31, 2003, 2004 and 2005

18.	United States and Canadian accounting policy differences (continued):

additional paid-in capital. As such, there was no net effect on shareholders’ equity at December 31, 2003. Stock-based compensation expense related to stock option grants of $256 and $231 were recorded in the years ended December 31, 2004 and 2005, respectively, for Canadian GAAP purposes.

Under U.S. GAAP, companies are required to calculate and disclose pro forma information related to the fair value of stock-based compensation but they are not required to record a related compensation expense.

(b)	Exchangeable shares:

Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP requires companies to present exchangeable securities as liabilities or minority interest rather than within equity.

Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the non-controlling interest under Canadian GAAP had been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the non-controlling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholders’ equity on the balance sheet.

As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Exchangeable shares are considered in the diluted earnings per share calculation using the “if converted” method when the effect is dilutive.