Form 10-Q
period 2006-04-02
SMTC CORP
filed 2006-05-17
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 1, 2006, SMTC Corporation had 12,985,976 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of May 1 2006, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 1,655,356 exchangeable shares outstanding, excluding 6,292,955 exchangeable shares held by SMTC Corporations’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	April 2, 2006	December 31, 2005
Assets

Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,193 (December 31, 2005 - $1,193)	$33,900	$26,899
Inventories (note 3)	35,472	33,168
Prepaid expenses	2,133	1,698

	71,505	61,765

Property, plant and equipment, net of accumulated depreciation of $38,056 (December 31, 2005 - $36,911)	24,817	25,651
Other assets	1,707	2,010
Deferred income taxes (note 5)	619	619

	$98,648	$90,045

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$34,110	$30,939
Accrued liabilities	12,102	13,849
Income taxes payable	1,149	1,203
Current portion of long-term debt (note 4)	5,466	4,633
Current portion of capital lease obligations	1,116	1,542

	53,943	52,166

Long-term debt (note 4)	29,672	23,857

Shareholders’ equity:
Capital stock (note 6)	16,604	16,986
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	239,822	239,380
Deficit	(251,760)	(252,711)

	15,033	14,022

	$98,648	$90,045

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Revenue	$59,907	$49,110
Cost of sales	53,842	47,109

Gross profit	6,065	2,001
Selling, general and administrative expenses (note 10)
	3,912	3,402
Restructuring charges (note 10)	—	104

Operating earnings (loss)	2,153	(1,505)
Interest	1,164	1,105

Earnings (loss) before income taxes	989	(2,610)
Income tax expense (note 5)	38	33

Net earnings (loss), also being comprehensive income (loss)	$951	$(2,643)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Earnings (loss) per share:
Basic earnings (loss) per share	$0.06	$(0.18)

Diluted earnings (loss) per share	$0.06	$(0.18)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 7):
Basic	14,641,333	14,641,333
Diluted	14,825,301	14,641,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2005	$16,986	$10,372	$239,380	$(5)	$(252,711)	$14,022
Conversion of shares from exchangeable to common stock	(382)	—	382	—	—	—
Stock-based compensation	—	—	60	—	—	60
Net Income for the period	—	—	—	—	951	951

Balance, April 2, 2006	$16,604	$10,372	$239,822	$(5)	$(251,760)	$15,033

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(11,235)	—	11,235	—	—	—
Net loss for the period	—	—	—	—	(2,643)	(2,643)

Balance, April 3, 2005	$52,159	$10,372	$204,207	$(5)	$(255,242)	$11,491

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Cash provided by (used in):

Operations:
Net earnings (loss)	$951	$(2,643)
Items not involving cash:
Depreciation	1,145	1,308
Loss on disposition of property, plant and equipment	—	43
Other	46	273
Non-cash interest	169	169
Stock-based compensation	60	—
Change in non-cash operating working capital:
Accounts receivable	(7,001)	2,523
Inventories	(2,304)	(366)
Prepaid expenses	(435)	179
Income taxes payable	(54)	(563)
Accounts payable	3,171	(3,868)
Accrued liabilities	(1,747)	(1,326)

	(5,999)	(4,271)

Financing:
Increase in long-term debt	7,725	4,956
Repayment of long-term debt	(989)	(989)
Principal payments on capital lease obligations	(426)	(651)

	6,310	3,316

Investments:
Purchase of property, plant and equipment	(311)	(45)
Proceeds from sale of property, plant and equipment	—	1,000

	(311)	955

Increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Supplemental disclosures:
Cash paid during the period:
Income taxes	$92	$540
Interest	616	562

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at April 2, 2006, unaudited consolidated statements of operations for the three month periods ended April 2, 2006 and April 3, 2005, unaudited consolidated statement of changes in shareholders’ equity for the three month period ended April 2, 2006, and unaudited consolidated statements of cash flows for the three month periods ended April 2, 2006 and April 3, 2005 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three month period ended April 2, 2006 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2005.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals, the useful lives of property, plant and equipment and impairment of long-lived assets. Actual results may differ from those estimates and assumptions.

2.	Stock-based compensation:

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company previously accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and provided pro forma disclosures in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under this method, compensation expense relating

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

to stock options granted to employees and directors was only recorded at the grant date if the fair value at that date exceeded the exercise price. In applying these standards, the Company accounted for forfeitures as they occurred.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after January 1, 2006 and expected to vest and for unvested awards granted prior to adoption that are expected to vest. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123. Prior period results have not been adjusted to reflect the adoption of SFAS 123R.

During the three months ended April 2, 2006, the Company recognized stock-based compensation expense of $60 related to stock options granted to employees and directors. As no stock options were granted in the three months ended April 2, 2006, the stock-based compensation expense relates entirely to stock options granted prior to adoption and was computed using the fair values estimated at grant dates, adjusted for estimated forfeitures. The effect of the implementation of SFAS 123R was to decrease basic and fully diluted earnings per share by $0.01 for the three months ended April 2, 2006.

The following table illustrates the effect on net income and earnings per share for the three months ended April 3, 2005 under the pro forma disclosure requirements of SFAS 123 as previously reported, and under SFAS 123R had the Company applied the provisions to that period. No stock-based compensation expense was recorded in the statement of operations for the three months ended April 3, 2005.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

	Three months ended April 3, 2005
	As previously disclosed	Under SFAS 123R
Net earnings (loss), attributable to common shareholders, as reported	$(2,643)	$(2,643)

Deduct: Stock-based compensation expense	(61)	(52)

Pro forma earnings (loss)	(2,704)	(2,695)

Basic and diluted earnings (loss) per share, as reported	$(0.18)	$(0.18)

Pro forma basic and diluted earnings (loss) per share	(0.18)	(0.18)

The weighted average grant date fair value of options granted for the three month periods ended April 2, 2006 and April 3, 2005 are $nil and $ 0.95, respectively.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	April 2, 2006	April 3, 2005
Risk-free interest rate	—	3.0%
Dividend yield	—	—
Expected life	—	4
Volatility	—	120.0%

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

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

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair value of the stock on the date of grant. Generally, the options vest annually in the first two years and quarterly over the remaining two years beginning one year from the date of grant. Any unexercised options expire after not more than ten years. The fair value of each option grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

The Company generally issues treasury shares when options are exercised. A summary of stock option activity since December 31, 2005 is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	686,900	$3.47
Granted	—	—
Exercised	—	—
Cancelled	(14,500)	20.11

Outstanding at April 2, 2006	672,400	$3.55

No options were exercised or expired and there were no modifications to options outstanding during the three months ended April 2, 2006.

The following options were outstanding as at April 2, 2006:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life (years)
1998 SMTC Plan

$28.90	9,939	$28.90	9,939	$28.90	3.3

2000 Equity Incentive Plan

$1.17	360,000	$1.17	22,500	$1.17	9.0
$1.55	200,000	1.55	162,500	1.55	8.5
$2.75	30,000	2.75	9,375	2.75	8.3
$3.75 - $4.00	43,000	3.95	22,375	3.91	7.6
$15.00	11,680	15.00	9,490	15.00	6.2
$25.00	11,680	25.00	9,490	25.00	6.2
$40.00	16,040	40.00	13,033	40.00	6.2

	672,400	3.11	248,763	5.20	8.6

41,213 options vested during the three months ended April 2, 2006.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

At April 2, 2006, compensation expense of $371 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 2.9 years.

3.	Inventories:

	April 2, 2006	December 31, 2005
Raw materials	$23,151	$19,035
Work in process	9,886	8,748
Finished goods	1,930	4,873
Other	505	512

	$35,472	$33,168

4.	Long-term debt:

	April 2, 2006	December 31, 2005
Senior debt (a):
Revolving	$9,745	$2,020
Term	544	700
Subordinated debt (b)	24,062	24,895
Other (c)	787	875

	35,138	28,490

Less current portion	5,466	4,633

	$29,672	$23,857

In connection with the initial public offering completed on July 27, 2000, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) that provided for an initial term loan and amounts made available under revolving credit loans, swing line loans and letters of credit. Between July 27, 2000 and May 31, 2004, the Company and its pre-existing lenders, Lehman Commercial Paper Inc., The Bank of Nova Scotia, General Electric Capital Corporation, IBM Credit Corporation, Silver Point Capital L.P., Royal Bank of Canada, Comerica Bank, AMMC CDO I Limited and AMMC CDO II Limited, which we refer to in this report as the “Pre-existing Lenders,” amended the Credit Agreement from time to time.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

4.	Long-term debt (continued):

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: (i) a private placement of equity securities, (ii) a new secured credit facility and (iii) a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement. Prior to closing on June 1, 2004, the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing-line loans of $73,300.

(a) Senior debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively the “Wachovia Facilities”) with Wachovia Capital Finance of Canada (formerly Congress Financial Corporation) and its affiliates (“Wachovia”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Wachovia revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and requires a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Wachovia Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those with a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

4.	Long-term debt (continued):

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

In August 2005, the Company and Wachovia signed a further amendment to the Wachovia Facilities (the “August 2005 Amendments”) which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt is classified as long-term as at April 2, 2006.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

The Wachovia Facilities and the Credit Agreement (as amended on June 1, 2004) are guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the pre-existing lenders.

As at December 31, 2005 and April 2, 2006, Cdn $799 and $554, respectively, of the senior debt was denominated in Canadian dollars.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

4.	Long-term debt (continued):

(b) Subordinated debt:

On June 1, 2004, the Company completed a transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the

Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants (note

6), in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement. The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a Tranche A term loan in the amount of $15,000 and a Tranche B term loan in the amount of $12,500 under the Amended Credit Agreement. The Tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5% except for the period from January 1, 2005 to January 1, 2006, during which it bore interest at the U.S. base rate plus 2.75%. The Tranche B term loan matures December 31, 2008 and bears interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bore interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest is added to the outstanding principal balance during the term of the loan. The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants was recorded as long-term debt, and is being amortized as a reduction of interest expense over the term of the term loans.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

4.	Long-term debt (continued):

(d) Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at April 2, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

5.	Income taxes:

During the three months ended April 2, 2006, the Company recorded an income tax expense of $38 on income before income taxes of $989. The income tax expense of $38 related to minimum taxes in certain jurisdictions.

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86,756, of which $3,669 will expire in 2013, $7,750 will expire in 2014, $5,126 will expire in 2015, $1,077 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $49,882 will expire in 2021, and $19,462 will expire in 2023.

The Company is currently studying whether or not the recapitalization transactions described in note 6 or subsequent transactions have resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change.” This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the recapitalization transactions (note 6), would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

5.	Income taxes (continued):

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a quarterly review, undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. On April 2, 2006 and December 31, 2005, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $619. The U.S. and Canadian jurisdictions continue to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

6.	Capital Stock (continued):

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

6.	Capital Stock (continued):

The common stock and the Conversion Warrants issued to the pre-existing lenders were subject to transfer restrictions on trading which have since expired. The pre-existing lenders had agreed to retain:

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

The fair value of the consideration paid upon conversion of $10,000 of debt was allocated between the common stock and Conversion Warrants using the relative fair value method. The fair value of the consideration paid was allocated between the common stock and Conversion Warrants in the amounts of $7,137 and $2,863, respectively as of June 1, 2004.

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

(c) Exchange of exchangeable shares:

During the three months ended April 2, 2006 and April 3, 2005, 40,518 and 1,188,838 exchangeable shares were exchanged for common stock, respectively.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

6.	Capital Stock (continued):

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

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended
	April 2, 2006	April 3, 2005
Numerator:

Net earnings (loss)	$951	$(2,643)

Denominator:
Weighted average shares - basic	14,641,333	14,641,345
Effect of dilutive securities Employee stock options	183,968	—

Weighted average shares - diluted	14,825,301	14,641,345

Earnings (loss) per share:

Basic and diluted	$0.06	$(0.18)

For the three months ended April 2, 2006, the calculation did not include 498,371 options, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three months ended April 3, 2005, the calculation of weighted average shares - diluted did not include 778,260 options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

8.	Segmented information:

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

8.	Segmented information (continued):

performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges (recoveries). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. Information about the operating segments is as follows:

	Three months ended April 2, 2006
	Total revenue	Intersegment revenue	Net external revenue
United States	$28,733	$(45)	$28,688
Canada	12,904	(1,912)	10,992
Mexico	22,369	(2,142)	20,227

	$64,006	$(4,099)	$59,907

Revenue is attributed to the country from which the goods are shipped.

EBITA:

United States	$2,386
Canada	(741)
Mexico	508

2,153

Interest	1,164

Earnings before income taxes	$989

Capital expenditures:
United States	$48
Canada	84
Mexico	179

$311

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

8.	Segmented information (continued):

	Three months ended April 3, 2005
	Total revenue	Intersegment revenue	Net external revenue
United States	$28,625	$(115)	$28,510
Canada	5,077	(982)	4,095
Mexico	22,209	(5,704)	16,505

	$55,911	$(6,801)	$49,110

EBITA (before restructuring charges):

United States	$951
Canada	(2,347)
Mexico	(5)

(1,401)

Interest	1,105
Restructuring charges (note 9)	104

Earnings (loss) before income taxes	$(2,610)

Capital expenditures:
United States	$31
Mexico	14

$45

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended
	April 2, 2006	April 3, 2005
Geographic revenue:
United States	$37,088	$29,014
Canada	15,049	12,709
Europe	1,719	535
Asia	130	761
Mexico	5,921	6,091

	$59,907	$49,110

	April 2, 2006	December 31, 2005
Long-lived assets:
United States	$8,047	$8,343
Canada	1,587	1,671
Mexico	15,183	15,637

	$24,817	$25,651

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

9.	Significant customers and concentrated credit risk

During the three months ended April 2, 2006, four customers individually comprised 13.5%, 12.5%, 10.6% and 10.4% (April 3, 2005, three customers – 22.6%, 14.1%, and 10.1%) of total revenue across all geographic segments. As at April 3, 2006, these customers represented 19%, 6%, 14% and 8% of the Company’s accounts receivable (December 31, 2005, three customers – 4%, 18% and 2%).

10.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended
	April 2, 2006	April 3, 2005
Severance	—	104
Other charges (adjustments) included in selling, general and administrative expenses	—	(42)

	$—	$62

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

10.	Restructuring and other charges (continued):

The following table details the related amounts included in accrued liabilities as at April 2, 2006 in respect of the 2002 Plan:

	Accrual at December 31, 2005	Cash payments	Accrual at April 2, 2006
Lease and other contract obligations	$1,854	$—	$1,854
Other facility exit costs	30	(30)	—

	$1,884	$(30)	$1,854

We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue.

During the three months ended April 3, 2005, the Company recorded severance charges of $104 relating to 17 employees at the Chihuahua, Mexico and Appleton, Wisconsin locations.

The following table details the related amounts included in accrued liabilities as at April 2, 2006 in respect of the 2004 Plan:

	Accrual at December 31, 2005	Cash payments	Accrual at April 2, 2006
Severance	$288	$(85)	$203

We expect the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

(b) Other charges (recoveries):

During the three months ended April 3, 2005, the Company received proceeds of $42, from the sale of an asset previously written off. As the write-off was originally recorded in selling, general

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

10.	Restructuring and other charges (continued):

and administrative expenses, these amounts have also been recorded in selling, general and administrative expenses, as recoveries.

11.	Contingencies:

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

12.	Recent accounting pronouncements:

(i)	Inventory costs:

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges, and that fixed production overheads be allocated to inventory based on normal capacity of production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

(ii)	Exchange of non-monetary assets:

Beginning January 2006, the Company adopted SFAS No. 153, Exchange of Non-Monetary Assets - an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

Three months ended April 2, 2006 and April 3, 2005

(Unaudited)

12.	Recent accounting pronouncements (continued):

(iii)	Share-based payment:

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to note 2 for the impact of adoption SFAS 123R to the Company’s consolidated financial statements.

(iv)	Accounting changes and error corrections:

Also in January 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

(iv)	Accounting for Certain Hybrid Financial Instruments:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133 and 140, (“SFAS 155”)”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The Company is currently assessing the impact of SFAS 155 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data(a):

(in millions, except per share amounts)

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Revenue	$59.9	$49.1
Cost of sales	53.8	47.1

Gross profit	6.1	2.0
Selling, general and administrative expenses	3.9	3.4
Restructuring charges (adjustments) (a)	—	0.1

Operating earnings (loss)	2.2	(1.5)
Interest	1.2	1.1

Earnings (loss) before income taxes	1.0	(2.6)
Income tax expense	—	—

Net earnings (loss)	$1.0	$(2.6)

Earnings (loss) per common share :
Basic earnings (loss) per share	$0.06	$(0.18)

Diluted earnings (loss) per share	$0.06	$(0.18)

Weighted average number of shares outstanding :
Basic	14.6	14.6
Diluted	14.8	14.6

(a)	Restructuring charges for the three months ended April 3, 2005 of $0.1 million relate to severance charges associated with the 2004 restructuring plan offset by proceeds from an asset previously written off. Refer to note 10 of our April 2, 2006 unaudited interim consolidated financial statements.

Consolidated Balance Sheet Data:

(in millions)

	April 2, 2006 (Unaudited)	December 31, 2005
Working capital	$17.6	$9.6
Total assets	98.6	90.0
Total debt, including current maturities	35.1	28.5
Shareholders’ equity	15.0	14.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse provincial, state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; (9) the inability to sustain historical margins as the industry develops; and (10) the loss of existing customers and the inability to win new customers. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission, including SMTC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

In the first and second quarters of 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, recapitalization, strategy development and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components: a private placement of equity securities, a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt and a new secured credit facility with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates (“Wachovia”) (collectively the “Recapitalization Transaction”).

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

The new secured credit facility with Wachovia included a $40 million credit facility available to the Company’s U.S. and Canadian operating entities and a term loan of up to $2 million (the “Wachovia Facilities”). The revolving loan bears interest at the reference rate plus 0.5% and the term loan bears interest at the reference rate plus 1.00%. The reference rate is the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The Wachovia Facilities provide for customary fees, including a 1.00% closing fee, an unused line fee of 0.25% and a termination fee of up to 2.00%. See “Liquidity and Capital Resources”.

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

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete as we exited the second quarter of 2005 with our primary focus moving to the execution of a strategy that grows revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base during fiscal year 2005 and the first quarter of 2006.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the consolidated financial statements for the fiscal year ended December 31, 2005. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There were no Canadian GAAP differences in 2003. In 2004 and 2005, Canadian GAAP required companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. In 2004 and 2005, US GAAP required companies to calculate and disclose pro forma information related to fair value of stock-based compensation but they were not required to record a related compensation expense. Under Canadian GAAP, an adjustment of $0.3 million to increase the opening deficit with an offsetting adjustment to paid-in capital, and a compensation expense of $0.2 million and $0.2 million would be recorded in 2004 and 2005, respectively. Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP requires companies to present securities as liabilities or minority interest rather than within equity. Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the non-controlling interest under Canadian GAAP has been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the non-controlling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholder’s equity on the balance sheet. As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earning per share denominator. Exchangeable shares are considered in the diluted earnings per share calculation using the “if converted” method when the effect is dilutive.

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Revenue	100.0%	100.0%
Cost of sales	89.9	95.9

Gross profit	10.1	4.1
Selling, general and administrative expenses	6.5	6.9
Restructuring charges	—	0.2

Operating earnings (loss)	3.7	(3.0)
Interest	2.0	2.3

Earnings (loss) before income taxes	1.7	(5.3)
Income tax expense	—	—

Earnings (loss)	1.7%	(5.3)%

Quarter ended April 2, 2006 compared to quarter ended April 3, 2005

Revenue

Revenue increased $10.8 million, or 22.0%, from $49.1 million for the first quarter of 2005 to $59.9 million for the first quarter of 2006. The increase in revenue is due largely to the growth in revenue earned from Ingenico and Leitch Technology Corporation (“Leitch”) during the first quarter of 2006 compared to the same period last year, partially offset by the decline in revenue from EMC² and IBM as certain products approach end of life. Leitch was a new customer added in the second half of 2005, which has ramped up in the first quarter of 2006.

During the first quarter of 2006, revenue from the industrial sector represented 56.7% of revenue compared to 37.7% of revenue for the first quarter of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 25.6% and 17.7%, respectively, for the first quarter of 2006 compared to 41.8% and 20.5%, respectively, for the first quarter of 2005. The increase in the percentage of revenue generated from the industrial sector in the first quarter of 2006 compared to the first quarter of 2005 is largely due to the growth in revenue earned from Leitch and Ingenico in the first quarter of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the first quarter of 2006 compared to the first quarter of 2005 is due to the decline in revenue earned from EMC² and IBM, partially offset by the increase in revenue earned from other customers in the first quarter of 2006 compared to the first quarter of 2005. The decrease in the percentage of revenue earned from the communications sector in the first quarter of 2006 compared to the first quarter of 2005 is due to the decrease in revenue earned from a number of our customers in that sector in the first quarter of 2006 compared to the same period last year.

During the first quarter of 2006, we recorded approximately $0.6 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.7 million in the first quarter of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first quarter of 2006, the Company’s ten largest customers represented 85.0% of revenue compared to 90.0% for the same period last year. Revenue from our four largest customers during the first quarter of 2006 was $8.1 million from Ingenico, $7.5 million from EMC², $6.4 million from Leitch, and $6.2 million from Mars Electronics representing 13.5%, 12.5%, 10.6% and 10.4%, respectively, of total revenue for the period. This compares with revenue of $11.1 million from EMC², $6.9 million from Mars Electronics and $5.0 million from Ingenico representing 22.6%, 14.1% and 10.1%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2006, 45.0% of our revenue was produced from operations in the United States, 36.7% from Mexico and 18.3% from Canada. During the first quarter of 2005, 47.6% of our revenue was produced from operations in Mexico, 44.4% from the United States and 8.0% from Canada. The increase in production in Canada is due to higher revenue earned from Leitch compared to the prior year. The decrease in production in Mexico is the result of the decrease in revenue from IBM compared to the prior year.

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

Gross Profit

Gross profit increased $4.1 million from $2.0 million, or 4.1% of revenue, for the first quarter of 2005 to $6.1 million, or 10.1% of revenue, for the first quarter of 2006. The increase in the gross margin percentage in the first quarter of 2006 is largely due to higher revenues, a change in customer mix and better utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $0.5 million from $3.4 million, or 6.9% of revenue, for the first quarter of 2005 to $3.9 million, or 6.5% of revenue, for the first quarter of 2006. The increase in selling, general and administrative expenses in absolute dollars is partially due to the effect of the new accounting policy for stock based compensation and other compensation increases. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the higher revenue base.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue.

During the first quarter of 2005, the Company recorded severance of $0.1 million related to 17 employees at the Chihuahua, Mexico and Appleton, Wisconsin locations in accordance with the 2004 Plan. There were no restructuring charges recorded in the first quarter of 2006.

2002 Plan:

The following table details the amount included in accrued liabilities as at April 2, 2006 relating to the 2002 Plan. The entire accrual is recorded in the US segment:

(in millions)	Accrual at December 31, 2005	Cash payments	Accrual at April 2, 2006
Lease and other contract obligations	$1.9	$—	$1.9

We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

The following table details the related amounts included in accrued liabilities as at April 2, 2006 relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2005	Cash payments	Accrual at April 2, 2006
Severance	$0.3	$(0.1)	$0.2

The following table discloses the restructuring amounts included in accrued liabilities by segment relating to the 2004 Plan:

(in millions)	Accrual at December 31, 2005	Cash payments	Accrual at April 2, 2006
Canada	$0.3	$(0.1)	$0.2

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

Interest Expense

Interest expense increased $0.1 million from $1.1 million for the first quarter of 2005 to $1.2 million for the first quarter of 2006. Interest expense for the first quarter of 2006 includes the amortization of deferred financing fees of $0.3 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.0 million for the first quarter of 2006 and $0.9 million for the first quarter of 2005. The weighted average interest rates with respect to the debt for the first quarter of 2006 and 2005 were 10.4% and 9.0%, respectively.

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

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86.8 million, of which $3.7 million will expire in 2013, $7.4 million will expire in 2014, $5.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $49.9 million will expire in 2021, and $19.5 million will expire in 2023.

The Company is currently studying whether or not the Recapitalization Transaction or subsequent transactions have resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change.” This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing Wachovia Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

Three months ended April 2, 2006 Liquidity:

Net cash used in operating activities during the first quarter of 2006 was $6.0 million. The use of cash was the result of a net increase in working capital of $8.4 million, offset by net earnings of $1.0 million and non-cash depreciation and other charges of $1.4 million. The net use in working capital of $8.4 million consists of an increase in accounts receivable, prepaid expenses, and inventory of $7.0 million, $0.4 million, and $2.3 million respectively, and a decrease in income taxes payable, and accrued liabilities of $0.1 million, and $1.7 million, respectively, all of which used working capital, offset by an increase in accounts payables of $3.2 million. Accounts receivable days sales outstanding was 52 days at the end of the first quarter of 2006 compared to 40 days for the same period last year due to a change in terms for a customer and higher sales volume approaching the end of the quarter. Inventory turned 6 times for each of the first quarters of 2006 and 2005. Accounts payable days outstanding was 58 days at the end of the first quarter of 2006 compared to 43 days for the same period last year. The increase in the accounts payable days is due to negotiations with certain vendors to extend terms.

Net cash provided by financing activities during the first quarter of 2006 of $6.3 million consists of the net increase in long-term debt of $6.7 million offset by the repayment of capital leases of $0.4 million. Under the Wachovia Facilities, we have a secured revolving credit facility of up to $40 million. At April 2, 2006, we had $10.3 million of indebtedness outstanding under our Wachovia Facilities. The Wachovia Facilities have a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used by investing activities during the first quarter of 2006 of $0.3 million related to the purchase of capital assets.

Three months ended April 3, 2005 Liquidity:

Net cash used in operating activities during the first quarter of 2005 was $4.3 million. The use of cash was the result of a net loss of $2.6 million and a net increase in working capital of $3.5 million, offset by non-cash depreciation and other charges of $1.8 million. The net increase in working capital of $3.5 million consists of a reduction in accounts receivable and prepaid expenses of $2.5 million and $0.2 million, respectively, offset by an increase in inventory of $0.4 million and a decrease in income taxes payable, accounts payable and accrued liabilities of $0.6 million, $3.9 million and $1.3 million, respectively. Accounts receivable days sales outstanding was 40 days at the end of the first quarter of 2005 compared to 50 days for the same period in 2004 as the Company renewed its focus on managing accounts receivable. Inventory turned 6 times for the first quarter of 2005 compared to 7 times for the same period in 2004 partially due an unanticipated volume decline that negatively affected the inventory levels in the first quarter of 2005 compared to the same period in 2004. Accounts payable days outstanding was 43 days at the end of the first quarter of 2005 compared to 62 days for the same period in 2004. The decline in the accounts payable days is due to the additional liquidity generated from the Recapitalization Transaction that closed in June of 2004. During the first quarter of 2005, the Company paid $0.7 million in connection with restructuring charges.

Net cash provided by financing activities during the first quarter of 2005 of $3.3 million consists of the net increase in long-term debt of $4.0 million offset by the repayment of capital leases of $0.7 million. At April 3, 2005, we had $10.3 million of indebtedness outstanding under our Wachovia Facilities.

Net cash provided by investing activities during the first quarter of 2005 of $1.0 million represents proceeds from the disposal of a vacant building in Mexico.

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

We obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Wachovia.

The Wachovia Facilities include the following terms:

•	The borrowing base for the revolving loan facilities provided by Wachovia is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The revolving loan facility originally required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding.

•	The Wachovia Facilities include a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA and subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those resulting in a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The Company was required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. In March 2005, the Company and Wachovia signed an amendment to the Wachovia Facilities (the “March 2005 Amendment”) which amended the EBITDA covenant for the year ended December 31, 2004 to $10.0 million, and on a consolidated rolling four quarter basis, amended the EBITDA covenant for the first, second, third and fourth quarters of fiscal year 2005 to $6.5 million, $5.0 million, $5.0 million and $8.0 million, respectively. Thereafter, the Company is required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•	The Wachovia Facilities are secured by the current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Wachovia ranks senior to any security interest of the Pre-existing Lenders.

•	The Wachovia Facilities include representations, warranties, covenants and events of default that are customary for asset based credit facilities.

The Recapitalization Transaction lowered our overall indebtedness by approximately $37.5 million, extended the term of the majority of the remaining indebtedness and provided additional liquidity. The level of indebtedness under our credit facility at May 31, 2004, just prior to the Recapitalization Transaction, was $77.5 million. Immediately following the closing of the Recapitalization Transaction on June 1, 2004, we had approximately $40.0 million of indebtedness outstanding under the Wachovia Facilities and the Credit Agreement (collectively, the “Credit Facilities”).

During the period from November 2004 and August 2005, the Company, together with Wachovia executed amendments to the Wachovia Facilities reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt facility, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

In August 2005, we signed a further amendment to the Wachovia Facilities which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt has been classified as long-term as at April 2, 2006.

At April 2, 2006, we had $10.3 million of indebtedness outstanding under the Wachovia Facilities, $24.0 million of subordinated debt and $0.8 million related to the unamortized value of the cancelled warrants related to the Credit Agreement.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

We believe that cash generated from operations, available cash and amounts available under our Credit Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available under our Credit Facilities. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

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

The Company is in compliance with the financial covenants included in its lending agreements at April 2, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 to the consolidated financial statements for the year ended December 31, 2005 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Recent accounting pronouncements

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges, and that fixed production overheads be allocated to inventory based on normal capacity of production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

Beginning January 2006, the Company adopted SFAS 153. Exchange of Non-Monetary Assets – an Amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

Beginning January 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to note 2 of our April 2, 2006 unaudited interim consolidated financial statements.

Also in January 2006, the Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Insturments and Hedging Activities.” The company will adopt SFAS No. 155 in fiscal year 2007. The Company is currently assessing the impact of SFAS 155 on its consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate on our Credit Facilities for the quarter ended April 2, 2006 was 10.4%. At April 2, 2006, our revolving Credit Facility of $9.7 million bore interest at 8.25% based on the U.S. prime rate and our tranche A term debt bore interest at 10.25% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of April 2, 2006.

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

Our largest four customers were Ingenico, EMC², Leitch and Mars Electronics, which represented approximately 13.5%, 12.5%, 10.6% and 10.4%, respectively, of our total revenue for the first quarter of 2006. Our top ten largest customers (including Ingenico, EMC², Leitch and Mars Electronics) collectively represented approximately 85.0% of our total revenue for the first quarter of 2006. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At April 2, 2006, we had $10.3 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates. The amount of indebtedness outstanding under the Wachovia Facilities fluctuates based on our operations. On April 2, 2006, we also had $24.0 million of second lien, subordinated term indebtedness outstanding under our Credit Agreement, with our pre-existing lenders. Our debt, whether under our Wachovia Facilities or our Credit Agreement, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•	We may fail to comply with covenants under which we borrowed our indebtedness, including the financial covenant under our Credit Facilities, which as of April 2, 2006 requires us to meet a consolidated EBITDA target on a rolling four quarter basis that is higher than the EBITDA targets we were previously required to meet. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Facilities contain subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wachovia Facilities or successor facilities.

The Company’s ability to use existing net operating losses to offset future taxable income may be subject to certain limitations.

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation’s use of net operating loss (“NOL”) carryforwards following an “ownership change.” The Company is currently studying whether or not the Recapitalization Transaction or subsequent transactions have resulted in an ownership change for purposes of Section 382. This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. As of December 31, 2005, the Company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $86.8 million.

ITEM 6. EXHIBITS

List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 17, 2006

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2006