Form 10-Q
period 2006-07-02
SMTC CORP
filed 2006-08-16
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of August 1, 2006, SMTC Corporation had 13,164,576 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 1, 2006, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 1,467,757 exchangeable shares outstanding, excluding 6,471,554 exchangeable shares held by SMTC Corporations’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	July 2, 2006	December 31, 2005
Assets

Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,193 (December 31, 2005 - $1,193)	$38,653	$26,899
Inventories (note 3)	46,064	33,168
Prepaid expenses	1,542	1,698

	86,259	61,765

Property, plant and equipment, net of accumulated depreciation of $38,056 (December 31, 2005 - $36,911)	24,669	25,651
Other assets	1,465	2,010
Deferred income taxes (note 5)	582	619

	$112,975	$90,045

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$39,457	$30,939
Accrued liabilities	10,569	13,849
Income taxes payable	1,167	1,203
Current portion of long-term debt (note 4)	6,496	4,633
Current portion of capital lease obligations	679	1,542

	58,368	52,166

Long-term debt (note 4)	38,181	23,857

Shareholders’ equity:
Capital stock (note 6)	14,590	16,986
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	241,893	239,380
Deficit	(250,424)	(252,711)

	16,426	14,022

	$112,975	$90,045

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3 2005
Revenue	$61,143	$57,036	$121,050	$106,146
Cost of sales	54,308	52,284	108,150	99,393

Gross profit	6,835	4,752	12,900	6,753

Selling, general and administrative expenses (note 10)	4,229	3,165	8,141	6,567
Restructuring charges (note 10)	—	75	—	179

Operating earnings	2,606	1,512	4,759	7

Interest	1,227	1,107	2,391	2,212

Earnings (loss) before income taxes	1,379	405	2,368	(2,205)

Income tax expense (note 5)	43	79	81	112

Net earnings (loss), also being comprehensive income (loss)	$1,336	$326	$2,287	$(2,317)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$0.02	$0.16	$(0.16)
Diluted earnings (loss) per share	$0.09	$0.02	$0.15	$(0.16)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 7):
Basic	14,641,333	14,641,333	14,641,333	14,641,333
Diluted	14,909,131	14,641,333	14,872,804	14,641,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 2, 2006 and July 3, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2005	$16,986	$10,372	$239,380	$(5)	$(252,711)	$14,022
Conversion of shares from exchangeable to common stock	(2,396)	—	2,396	—	—	—
Stock-based compensation	—	—	117	—	—	117
Net income for the period	—	—	—	—	2,287	2,287

Balance, July 2, 2006	$14,590	$10,372	$241,893	$(5)	$(250,424)	$16,426

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(13,168)	—	13,168	—	—	—
Net loss for the period	—	—	—	—	(2,317)	(2,317)

Balance, July 3, 2005	$50,266	$10,372	$206,140	$(5)	$(254,916)	$11,817

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cash provided by (used in):

Operations:
Net earnings (loss)	$1,336	$326	$2,287	$(2,317)
Items not involving cash:
Depreciation	1,153	1,260	2,298	2,568
Loss (gain) on disposition of property, plant and equipment	—	(12)	—	43
Other	—	272	46	533
Deferred income taxes	37	(5)	37	(5)
Non-cash interest	724	796	893	965
Stock-based compensation	57	—	117	—
Change in non-cash operating working capital:
Accounts receivable	(4,753)	(5,294)	(11,754)	(2,771)
Inventories	(10,592)	1,174	(12,896)	808
Prepaid expenses	591	(281)	156	(102)
Income taxes recoverable/payable	18	55	(36)	(508)
Accounts payable	5,347	7,609	8,518	3,741
Accrued liabilities	(1,533)	(1,565)	(3,280)	(2,891)

	(7,615)	4,335	(13,614)	(64)

Financing:
Increase in long-term debt	9,968	—	17,693	4,111
Repayment of long-term debt	(911)	(1,795)	(1,900)	(1,939)
Principal payments on capital lease obligations	(437)	(418)	(863)	(1,069)

	8,620	(2,213)	14,930	1,103

Investments:
Purchase of property, plant and equipment	(1,005)	(2,134)	(1,316)	(2,179)
Proceeds from sale of property, plant and equipment	—	12	—	1,012

	(1,005)	(2,122)	(1,316)	(1,167)

Increase in cash	—	—	—	—

Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Supplemental disclosures:
Cash paid during the period:
Income taxes	$25	$74	$117	$614
Interest	828	655	1,444	1,217

Non-cash transactions
Settlement of shareholder loan	—	537	—	537

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at July 2, 2006, unaudited consolidated statements of operations for the three and six month periods ended July 2, 2006 and July 3, 2005, unaudited consolidated statement of changes in shareholders’ equity for the six month periods ended July 2, 2006 and July 3, 2005, and unaudited consolidated statements of cash flows for the three and six month periods ended July 2, 2006 and July 3, 2005 have been prepared on substantially the same basis as the annual consolidated financial statements. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and six month periods ended July 2, 2006 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

The Company previously accounted for stock-based compensation using the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and provided pro forma disclosures in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under this method, compensation expense relating to stock options granted to employees and directors was only recorded at the grant date if the fair value at that date exceeded the exercise price. In applying these standards, the Company accounted for forfeitures as they occurred.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

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

During the three and six months ended July 2, 2006, the Company recognized stock-based compensation expense of $57 and $117, respectively, related to stock options granted to employees and directors. As no stock options were granted during the periods, the stock-based compensation expense relates entirely to stock options granted prior to adoption and was computed using the fair values estimated at grant dates, adjusted for estimated forfeitures.

The following table illustrates the effect on net income and earnings per share for the three and six months ended July 3, 2005 under the pro forma disclosure requirements of SFAS 123 as previously reported, and under SFAS 123R had the Company applied the provisions to that period. No stock-based compensation expense was recorded in the statement of operations for the three and six months ended July 3, 2005.

	Three months ended July 3, 2005		Six months ended July 3, 2005
	As previously disclosed	Under SFAS 123R	As previously disclosed	Under SFAS 123R
Net earnings (loss), attributable to common shareholders, as reported	$326	$326	$(2,317)	$(2,317)

Deduct: Stock-based compensation expense	(63)	(52)	(124)	(104)

Pro forma earnings (loss)	263	274	(2,441)	(2,421)

Basic and diluted earnings (loss) per share, as reported	$0.02	$(0.02)	(0.16)	(0.16)
Stock-based compensation expense	—	—	(0.01)	(0.01)

Pro forma basic and diluted earnings (loss) per share	0.02	(0.02)	(0.17)	(0.17)

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

There were no options granted during the three and six month periods ended July 2, 2006, or the three month period ended July 3, 2005. The weighted average grant date fair value of options granted for the six month period ended July 3, 2005 was $1.17.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	July 2, 2006	July 3, 2005
Risk-free interest rate	—	3.4%
Dividend yield	—	—
Expected life	—	4
Volatility	—	120.0%

1998 SMTC Plan:

In July 1999, the Company replaced a previous stock option plan adopted in 1998 with an equivalent stock option plan (the “1998 SMTC Plan”), for which two classes of options were authorized to purchase non-voting shares. In July 2000, pursuant to an initial public offering, the options outstanding under the previous option plan were converted to options to purchase common stock of the Company. The options generally vest over a four-year period and expire after 10 years from the original grant date of the 1998 SMTC Plan options.

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

Under existing plans, the Company may grant options to purchase shares of common stock at prices not less than the fair value of the stock on the date of grant. Generally, the options vest annually in the first two years and quarterly over the remaining two years, beginning one year from the date of grant. Any unexercised options expire after not more than ten years. The fair value of each option grant is estimated as a single award and amortized into compensation expense on a straight-line basis over its vesting period.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

2.	Stock-based compensation (continued):

The Company generally issues treasury shares when options are exercised. A summary of stock option activity since December 31, 2005 is as follows:

	2000 Equity Incentive Plan
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	686,900	$3.47
Granted	—	—
Exercised	—	—
Cancelled	(14,500)	20.11

Outstanding at July 2, 2006	672,400	$3.11

No options were exercised or expired and there were no modifications to options outstanding during the three and six months ended July 2, 2006.

There was no stock option activity with respect to the 1998 SMTC Plan during the three and six months ended July 2, 2006.

The following options were outstanding as at July 2, 2006:

Range of exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price	Remaining contractual life (years)
1998 SMTC Plan

$28.90	9,939	$28.90	9,939	$28.90	3.0

2000 Equity Incentive Plan

$1.17	360,000	$1.17	90,000	$1.17	8.7
$1.55	200,000	1.55	150,000	1.55	8.2
$2.75	30,000	2.75	7,500	2.75	8.0
$3.75 - $4.00	43,000	3.95	23,000	3.91	7.3
$15.00	11,680	15.00	10,780	15.00	5.9
$25.00	11,680	25.00	8,760	25.00	5.9
$40.00	16,040	40.00	12,030	40.00	5.2

	672,400	$3.11	302,070	$4.34	8.3

During the three and six months ended July 2, 2006, 6,850 and 104,350 options vested, respectively.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

At July 2, 2006, compensation expense of $314 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 2.6 years.

3.	Inventories:

	July 2, 2006	December 31, 2005
Raw materials	$32,282	$19,035
Work in process	11,600	8,748
Finished goods	1,617	4,873
Other	565	512

	$46,064	$33,168

4.	Long-term debt:

	July 2, 2006	December 31, 2005
Senior debt (a):
Revolving	$18,189	$2,020
Term	1,990	700
Subordinated debt (b)	23,798	24,895
Other (c)	700	875

	44,677	28,490

Less current portion	6,496	4,633

	$38,181	$23,857

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

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

4.	Long-term debt (continued):

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: (i) a private placement of equity securities, (ii) a new secured credit facility and (iii) a transaction with the Company’s Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement. Prior to closing on June 1, 2004, the Company had total indebtedness outstanding under the Credit Agreement of $77,500 consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing-line loans of $73,300.

(a) Senior debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively the “Wachovia Facilities”) with Wachovia Capital Finance of Canada (formerly Congress Financial Corporation) and its affiliates (“Wachovia”), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Wachovia revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and originally required a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Wachovia Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Wachovia to forego additional advances should it determine certain conditions exist, including those with a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility is three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

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

If the Company elected to change to the springing lock-box arrangement, as allowed under the letter of understanding, availability under the facility would have been reduced by the elimination of eligible inventory. The Company would have been required to revert back to a required lock-box arrangement: (i) if availability under the revolving credit facility is less than the greater of (a) $2,500 or (b) 25% of the outstanding borrowings under the credit facility or (ii) upon the occurrence of an event of default.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

4.	Long-term debt (continued):

In March 2005, the Company and Wachovia signed amendments to the Wachovia Facilities which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

In August 2005, the Company and Wachovia signed a further amendment to the Wachovia Facilities which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

In June 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which increased the amount of the term loans to $1,990, repayable over a period of 36 months.

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the renewal date of the revolving credit facilities to October 15, 2007.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement, management’s assessment of the subjective acceleration clauses and the amendment to extend the renewal date of the revolving credit facilities, the debt is classified as long-term as at July 2, 2006.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

The Wachovia Facilities and the Credit Agreement (as amended) are guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the Pre-existing Lenders.

As at December 31, 2005 and July 2, 2006, Cdn $799 and $4,498, respectively, of the senior debt was denominated in Canadian dollars.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

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

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

4.	Long-term debt (continued):

(d) Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at July 2, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain financial results in accordance with its forecast. The Company believes the forecast is based on reasonable assumptions and is achievable; however, the forecast is dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

5.	Income taxes:

During the three months ended July 2, 2006, the Company recorded an income tax expense of $43 on income before income taxes of $1,379. During the six months ended July 2, 2006, the Company recorded an income tax expense of $81 on income before income taxes of $2,368. The majority of the income tax expense relates to minimum taxes in certain jurisdictions.

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86,756, of which $3,669 will expire in 2013, $7,750 will expire in 2014, $5,126 will expire in 2015, $1,077 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $49,882 will expire in 2021, and $19,462 will expire in 2023.

The Company is currently evaluating whether or not the recapitalization transactions described in note 6 or subsequent transactions have resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change.” This analysis may depend upon whether the exchangeable shares of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect wholly owned subsidiary of the Company, are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law.

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

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

5.	Income taxes (continued):

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a quarterly review, undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. On July 2, 2006 and December 31, 2005, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $582 and $619, respectively. The U.S. and Canadian jurisdictions continue to have a full valuation allowance established for the deferred tax asset.

6.	Capital Stock:

a) Private Placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each a “Special Warrant” and collectively, the “Special Warrants”) of SMTC Canada. Each Special Warrant was issued at a price of Cdn. $1.20 per Special Warrant, resulting in aggregate proceeds of Cdn. $40,020. The proceeds, net of underwriters’ commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

6.	Capital Stock (continued):

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

6.	Capital Stock (continued):

The fair value of the consideration paid upon conversion of $10,000 of debt was allocated between the common stock and Conversion Warrants using the relative fair value method. The fair value of the consideration paid was allocated between the common stock and Conversion Warrants in the amounts of $7,137 and $2,863, respectively, as of June 1, 2004.

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

(c) Exchange of exchangeable shares:

During the three and six months ended July 2, 2006, 213,101 and 253,619 exchangeable shares were exchanged for common stock, respectively. During the three and six months ended July 3, 2005, 204,571 and 1,393,409 exchangeable shares were exchanged for common stock, respectively.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted weighted average shares:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3 2005
Numerator:
Net earnings (loss)	$1,336	326	2,287	(2,317)

Denominator:
Weighted average shares - basic	14,641,333	14,641,333	14,641,333	14,641,333
Effect of dilutive securities
Employee stock options	267,798	—	231,471	—

Weighted average shares - diluted	14,909,131	14,641,333	14,872,804	14,641,333

For the three and six months ended July 2, 2006, the calculation did not include 414,541 and 450,868 stock options respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three and six months ended July 3, 2005, the calculation of weighted average shares—diluted did not include 770,923 stock options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti dilutive.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

8.	Segmented information (continued):

	Three months ended July 2, 2006			Six months ended July 2, 2006
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$22,062	$(44)	$22,018	$50,795	$(89)	$50,706
Canada	15,217	(2,097)	13,120	28,121	(4,009)	24,112
Mexico	28,057	(2,052)	26,005	50,426	(4,194)	46,232

	$65,336	$(4,193)	$61,143	$129,342	$(8,292)	$121,050

Revenue is attributed to the country from which the goods are shipped.

EBITA (before restructuring charges):
United States	$2,292	$4,678
Canada	(907)	(1,648)
Mexico	1,221	1,729

	2,606	4,759
Interest	1,227	2,391

Earnings (loss) before income taxes	$1,379	$2,368

Capital expenditures:
United States	$385	$433
Canada	356	440
Mexico	264	443

	$1,005	$1,316

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

8.	Segmented information (continued):

	Three months ended July 3, 2005			Six months ended July 3, 2005
	Total revenue	Intersegment revenue	Net external revenue	Total revenue	Intersegment revenue	Net external revenue
United States	$30,620	$(132)	$30,488	$59,245	$(247)	$58,998
Canada	8,113	(1,562)	6,551	13,190	(2,544)	10,646
Mexico	22,952	(2,955)	19,997	45,161	(8,659)	36,502

	$61,685	$(4,649)	$57,036	$117,596	$(11,450)	$106,146

Revenue is attributed to the country from which the customer is invoiced.

EBITA (before restructuring charges):
United States	$1,438	$2,389
Canada	(1,303)	(3,650)
Mexico	1,452	1,447

	1,587	186

Interest	1,107	2,212
Restructuring charges (note 10)	75	179

Earnings (loss) before income taxes	$405	$(2,205)

Capital expenditures:
United States	$18	$49
Canada	40	40
Mexico	2,076	2,090

	$2,134	$2,179

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

8.	Segmented information (continued):

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Geographic revenue:
United States	$44,608	$36,312	$89,534	$65,326
Canada	8,062	14,101	15,273	26,810
Europe	1,067	1,063	2,786	1,598
Asia	57	134	187	895
Mexico	7,349	5,426	13,270	11,517

	$61,143	57,036	$121,050	$106,146

	July 2, 2006	December 31, 2005
Long-lived assets:
United States	$8,087	$8,343
Canada	1,774	1,671
Mexico	14,808	15,637

	$24,669	$25,651

The Company manufactures a limited number of products for each customer. If the Company loses any of its larger customers or any product line manufactured for one of its larger customers, it could experience a significant reduction in revenue. Also, the insolvency of one or more of its larger customers or the inability of one or more of its larger customers to pay for its orders could decrease revenue. As many costs are relatively fixed, a reduction in net revenue can decrease profit margins and adversely affect business, financial condition and results of operations.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

9.	Significant customers and concentrated credit risk:

During the three months ended July 2, 2006, three customers individually comprised 19.4%, 12.8%, and 12.3% (July 3, 2005, two customers – 25.2%, and 18.1%) of total revenue across all geographic segments. As at July 2, 2006, these customers represented 23.8%, 9.3%, and 13.6% of the Company’s accounts receivable (December 31, 2005, three customers – 4%, 18% and 2%).

10.	Restructuring and other charges:

The following table details the components of the restructuring and other charges:

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3 2005
Lease and other contract obligations	—	30		30
Severance	—	7	—	111
Proceeds on assets previously written down	—	(12)		(12)
Other	—	50	—	50

	$—	$75	$—	$179

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

The following table details the related amounts included in accrued liabilities as at July 2, 2006 in respect of the 2002 Plan:

	Accrual at April 2, 2006	Cash payments	Accrual at July 2, 2006
Lease and other contract obligations	$1,854	$—	$1,854

	$1,854	$—	$1,854

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

10.	Restructuring and other charges (continued):

The Company is in a legal dispute for the remaining lease and other contractual obligations outstanding.

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

The following table details the related amounts included in accrued liabilities as at July 2, 2006 in respect of the 2004 Plan:

	Accrual at April 2, 2006	Cash payments	Accrual at July 2, 2006
Severance	$203	$(73)	$130

We expect the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

(b) Other charges (recoveries):

During the six months ended July 3, 2005, the Company received proceeds of $42 from the sale of an asset previously written off. As the write-off was originally recorded as recoveries in selling, general and administrative expenses these amounts have also been recorded in selling, general and administrative expenses.

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

12.	Related party:

A director of the Company is an Executive Vice President of Bain Capital, LLC (“Bain Capital”). During the quarter, Bain Capital or its affiliates acquired slightly less than 50% of the capital stock of MEI, Inc., a customer of the Company.

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

13.	Subsequent events:

On July 21, 2006, the Company was notified of the approval of a US income tax refund of $2.7 million plus interest relating primarily to fiscal years 1999 and 2000. It is anticipated that the refund will be received in the third quarter of 2006. Separately, on July 31, 2006, redundant land located in Texas was sold for net proceeds of approximately $1 million. The cash expected to be received with respect to these two items of approximately $4 million will be applied to reduce indebtedness when received. The sale of land in Texas will result in a gain of approximately $1 million to be recorded in the third quarter of, 2006.

14.	Comparative figures:

Some comparative figures have been reclassified to conform to the financial statement presentation in the current period.

15.	Recent accounting pronouncements:

(i)	Inventory costs:

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

SMTC CORPORATION

Notes to Consolidated Financial Statements (continued)

(Expressed in thousands of U.S. dollars)

Three and six months ended July 2, 2006 and July 3, 2005

(Unaudited)

15.	Recent accounting pronouncements (continued):

(iii)	Share-based payment:

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

(v)	Accounting for certain hybrid financial instruments:

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

(vi)	Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently assessing the impact of the adoption of FIN 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenue	$61.1	57.0	121.1	106.1
Cost of sales	54.3	52.3	108.2	99.4

Gross profit	6.8	4.7	12.9	6.7
Selling, general and administrative expenses	4.2	3.2	8.1	6.6
Restructuring charges (adjustments)	—	0.1	—	0.2

Operating earnings (loss)	2.6	1.4	4.8	(0.1)
Interest	1.3	1.0	2.4	2.1

Earnings (loss) before income taxes	1.3	0.4	2.4	(2.2)
Income tax expense	—	0.1	0.1	0.1

Net earnings (loss)	1.3	0.3	2.3	(2.3)

Earnings (loss) per common share :
Basic earnings (loss) per share	0.09	0.02	0.16	(0.16)

Diluted earnings (loss) per share	0.09	0.02	0.15	(0.16)

Weighted average number of shares outstanding :
Basic	14.6	14.6	14.6	14.6
Diluted	14.9	14.6	14.9	14.6

Consolidated Balance Sheet Data:

(in millions)

	July 2, 2006	December 31, 2005
	(Unaudited)
Working capital	$27.9	$9.6
Total assets	113.0	90.0
Total debt, including current maturities	44.7	28.5
Shareholders’ equity	16.4	14.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

A number of the matters and subject areas discussed in this Form 10-Q are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally; these expectations may differ materially from SMTC’s actual future experience involving any one or more of such matters and subject areas. SMTC cautions readers that all statements other than statements of historical facts included in this quarterly Form 10-Q regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) the loss of existing customers and the inability to win new customers; (3) increased costs; (4) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (5) the loss or retirement of key members of management; (6) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (7) adverse provincial, state, federal or foreign legislation or regulation or adverse determinations by regulators; (8) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (9) the inability to manage inventory levels efficiently in light of changes in market conditions; and (10) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

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

In the first and second quarters of 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, recapitalization, strategy development and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components: a private placement of equity securities; a transaction with SMTC’s pre-existing lenders to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt; and a new secured credit facility with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates (“Wachovia”) (collectively the “Recapitalization Transaction”).

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

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete as we exited the second quarter of 2005 with our primary focus moving to the execution of a strategy that grows revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base, while at the same time maintaining operational excellence and cost containment. With these changes, the Company has sustained profitability for the past five quarters.

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

Our fiscal year end is December 31. The consolidated financial statements of SMTC are prepared in accordance with United States GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 18 to the consolidated financial statements for the fiscal year ended December 31, 2005. In 2002, the transitional goodwill impairment charge of $55.6 million was recognized in opening retained earnings under Canadian GAAP. Under United States GAAP, the cumulative adjustment was recognized in earnings during 2002. There were no Canadian GAAP differences in 2003. In 2004 and 2005, Canadian GAAP required companies to expense the fair value of stock-based compensation awarded to employees over the vesting period of the stock options. In 2004 and 2005, US GAAP required companies to calculate and disclose pro forma information related to fair value of stock-based compensation but they were not required to record a related compensation expense. Under Canadian GAAP, an adjustment of $0.3 million to increase the opening deficit with an offsetting adjustment to paid-in capital, and a compensation expense of $0.2 million and $0.2 million would be recorded in 2004 and 2005, respectively. Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP required companies to present exchangeable securities as liabilities or non-controlling interest rather than within equity. Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the non-controlling interest under Canadian GAAP has been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the non-controlling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholder’s equity on the balance sheet. As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Exchangeable shares are considered in the diluted earnings per share calculation using the “if converted” method when the effect is dilutive.

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

(Unaudited)

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.9	91.6	89.3	93.6

Gross profit	11.1	8.4	10.7	6.4
Selling, general and administrative expenses	6.9	5.6	6.7	6.2
Restructuring charges	—	0.2	—	0.2

Operating earnings (loss)	4.2	2.6	4.0	—
Interest	2.0	1.9	2.0	2.1

Earnings (loss) before income taxes	2.2	0.7	2.0	(2.1)
Income tax expense	—	0.2	0.1	0.1

Earnings (loss)	2.2%	0.5%	1.9%	(2.2)%

Quarter ended July 2, 2006 compared to quarter ended July 3, 2005

Revenue

Revenue increased $4.1 million, or 7.2%, from $57.0 million for the second quarter of 2005 to $61.1 million for the second quarter of 2006. The increase in revenue is due largely to the increased volume from Leitch Technology International (a subsidiary of Harris Corporation) (“Leitch”) and MEI, Inc. (formerly Mars Electronics) and supported by growth in the majority of the Company’s larger accounts during the second quarter of 2006 compared to the same period last year, partially offset by the decline in revenue from EMC² and IBM as certain products approach end of life. Leitch became a new customer in the second half of 2005, and in 2006, its production requirements have increased. Private equity funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired slightly less than 50% of the capital stock of MEI, Inc. during the second quarter of 2006. Blair Hendrix, a director of the Company, is also an Executive Vice President of Bain Capital, and Bain Capital may be deemed to control MEI, Inc.

During the second quarter of 2006, revenue from the industrial sector represented 67.4% of revenue compared to 44.6% of revenue for the second quarter of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 14.4% and 18.2%, respectively, for the second quarter of 2006 compared to 38.8% and 16.5%, respectively, for the second quarter of 2005. The increase in the percentage of revenue generated from the industrial sector in the second quarter of 2006 compared to the second quarter of 2005 largely is due to the growth in revenue from Leitch in the second quarter of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the second quarter of 2006 compared to the second quarter of 2005 is due to the decline in revenue from EMC² and IBM, partially offset by the increase in revenue from other customers in the second quarter of 2006 compared to the second quarter of 2005. The increase in the percentage of revenue from the communications sector in the second quarter of 2006 compared to the second quarter of 2005 largely is due to the addition of a new customer and the related increase in volume in the second quarter of 2006 compared to the same period last year.

During the second quarter of 2006, we recorded approximately $0.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.5 million in the second quarter of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, generally the customer is obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the second quarter of 2006, the Company’s ten largest customers represented 86.7% of revenue compared to 84.8% for the same period last year. Revenue from our three largest customers during the second quarter of 2006 was $11.8 million from Ingenico, $7.8 million from MEI, Inc. and $7.5 million from Leitch representing 19.4%, 12.8% and 12.3%, respectively, of total revenue for the period. This compares with revenue of $14.4 million from EMC² and $10.3 million from Ingenico representing 25.2% and 18.1%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2006, 45.7% of our revenue was produced from operations in Mexico, 32.8% from the United States and 21.5% from Canada. During the second quarter of 2005, 47.6% of our revenue was produced from operations in the United States, 41.1% from Mexico and 11.3% from Canada. The increase in production in Mexico is the result of increased revenue from a number of our customers including MEI, Inc. compared to the prior year. The decrease in the United States revenue is a result of the reduction in revenue from EMC². The increase in production in Canada is due to higher revenue earned from Leitch compared to the prior year.

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

Gross Profit

Gross profit increased $2.1 million from $4.7 million, or 8.4% of revenue, for the second quarter of 2005 to $6.8 million, or 11.1% of revenue, for the second quarter of 2006. The increase in the gross margin percentage in the second quarter of 2006 is largely due to higher revenues and a change in customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.1 million from $3.2 million, or 5.6% of revenue, for the second quarter of 2005 to $4.2 million, or 6.9% of revenue, for the second quarter of 2006. The increase in selling, general and administrative expenses is due to staff and compensation increases, including variable based compensation costs that were not incurred in 2005.

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

During the second quarter of 2005, the Company recorded severance charges of $0.2 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also, during the second quarter of 2005, the Company recorded other restructuring charges of $0.1 million in connection with the 2002 Plan. The reversal of previously recorded severance charges of $0.3 million related to a change in the estimate of amounts to be paid out. There were no restructuring charges recorded in the second quarter of 2006.

2002 Plan:

The following table details the amount included in accrued liabilities as at July 2, 2006 relating to the 2002 Plan. The entire accrual is recorded in the US segment:

(in millions)	Accrual at April 2, 2006	Cash payments	Accrual at July 2, 2006
Lease and other contract obligations	$1.9	$—	$1.9

We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

The following table details the amounts included in accrued liabilities as at July 2, 2006 relating to the 2004 Plan. The entire accrual is recorded in the Canadian segment.

(in millions)	Accrual at April 2, 2006	Cash payments	Accrual at July 2, 2006
Severance	$0.2	$(0.1)	$0.1

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

Interest Expense

Interest expense increased $0.1 million from $1.1 million for the second quarter of 2005 to $1.2 million for the second quarter of 2006. Interest expense for the second quarter of 2006 includes the amortization of deferred financing fees of $0.2 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.1 million for the second quarter of 2006 and $0.9 million for the second quarter of 2005. The weighted average interest rates with respect to the debt for the second quarter of 2006 and of 2005 were 9.8% and 9.5%, respectively.

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

Income tax expense for the three months ended July 2, 2006 and July 3, 2005 was less than $0.1 million and $0.1 million, respectively, and relates to minimum taxes in certain jurisdictions.

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86.8 million, of which $3.7 million will expire in 2013, $7.4 million will expire in 2014, $5.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $49.9 million will expire in 2021, and $19.5 million will expire in 2023.

The Company is currently studying whether or not the Recapitalization Transaction or subsequent transactions have resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change”. This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

On July 21, 2006, the Company was notified of the approval of a US income tax refund of $2.7 million plus interest relating primarily to fiscal years 1999 and 2000. It is anticipated that the refund will be received in the third quarter of 2006. The cash expected to be received with respect to this item of approximately $3 million will be applied to reduce indebtedness when received.

Six months ended July 2, 2006 compared to six months ended July 3, 2005

Revenue

Revenue increased $15.0 million, or 14.1%, from $106.1 million for the first six months of 2005 to $121.1 million for the first six months of 2006. The increase in revenue is largely due to increased volume from Leitch during the first six months of 2006, as well as increases from Ingenico, MEI, Inc. and customers involved in the semiconductor business, partially offset by the decline in revenue from EMC² and IBM as certain products approach end of life. Leitch became a new customer in the second half of 2005, and in 2006, its production requirements have increased.

During the first six months of 2006, revenue from the industrial sector represented 62.1% of revenue compared to 42.4% of revenue for the first six months of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 19.9% and 18.0%, respectively, for the first six months of 2006 compared to 41.2% and 16.4%, respectively, for the first six months of 2005. The increase in the percentage of revenue generated from the industrial sector in the first six months of 2006 compared to the first six months of 2005 largely is due to the growth in revenue from Leitch and Ingenico in the first six months of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the first six months of 2006 compared to the first six months of 2005 is due to the decline in revenue from EMC² and IBM, partially offset by the increase in revenue from other customers in the first six months of 2006 compared to the first six months of 2005. The increase in the percentage of revenue from the communications sector in the first six months of 2006 compared to the same period last year is largely due to the addition of a new customer and the related increase in volume.

During the first six months of 2006, we recorded approximately $0.8 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.2 million in the first six months of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2006, the Company’s ten largest customers represented 85.7% of revenue compared to 87.1% for the same period last year. Revenue from our largest customers during the first six months of 2006 was $20.0 million from Ingenico, $14.1 million from MEI, Inc., and $13.9 million from Leitch representing 16.5%, 11.6%, and 11.5%, respectively, of total revenue for the period. This compares with revenue of $25.5 million from EMC², $15.3 million from Ingenico and $12.4 million from MEI, Inc. representing 24.0%, 14.4% and 11.7%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2006, 41.3% of our revenue was produced from operations in Mexico, 38.8% from the United States and 19.9% from Canada. During the first six months of 2005, 46.1% of our revenue was produced from operations in the United States, 44.1% from Mexico and 9.8% from Canada. The increase in production in Mexico is the result of increased revenue from a number of our customers including MEI, Inc. compared to the prior year. The decrease in production in the United States revenue is a result of the reduction in revenue from EMC². The increase in production in Canada is due to higher revenue earned from Leitch compared to the prior year.

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

Gross Profit

Gross profit increased $6.1 million from $6.8 million, or 6.2% of revenue, for the first six months of 2005 to $12.9 million, or 10.7% of revenue, for the first six months of 2006. The increase in the gross margin percentage in the first six months of 2006 is largely due to higher revenues and a change in customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.5 million from $6.6 million, or 6.2% of revenue, for the first six months of 2005 to $8.1 million, or 6.7% of revenue, for the first six months of 2006. The increase in selling, general and administrative expenses is partially due to staff and compensation increases, including variable based compensation costs that were not incurred in 2005.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During the first six months of 2005, the Company recorded severance charges of $0.3 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also during the first six months of 2005, the company recorded other restructuring charges of $0.1 million in connection with the 2002 Plan. The reversal of severance charges of $0.3 million related to a change in the estimate of amounts to be paid out. There were no restructuring charges recorded in the first six months of 2006.

The following table details the amount included in accrued liabilities as at July 2, 2006 relating to the 2002 Plan. The entire accrual is recorded in the US segment:

(in millions)	Accrual at December 31, 2005	Cash payments	Accrual at July 2, 2006
Lease and other contract obligations	$1.9	$—	$1.9

We are in a legal dispute for the remaining lease and other contractual obligations outstanding.

2004 Plan:

The following table details the amount included in accrued liabilities as at July 2, 2006 relating to the 2004 Plan. The entire accrual is recorded in the Canadian segment:

(in millions)	Accrual at December 31, 2005	Cash payments	Accrual at July 2, 2006
Severance	$0.3	$(0.2)	$0.1

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

Interest Expense

Interest expense increased $0.2 million from $2.2 million for the first six months of 2005 to $2.4 million for the first six months of 2006. Interest expense for the first six months of 2006 includes the amortization of deferred financing fees of $0.5 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $2.1 million for the first six months of 2006 and $1.9 million for the first six months of 2005. The weighted average interest rates with respect to the debt for the first six months of 2006 and 2005 were 10.1% and 9.3%, respectively.

Income Tax Expense

During the first six months of 2006, an income tax expense of $0.1 million relates to minimum taxes in certain jurisdictions. For the first six months of 2005, an income tax expense of $0.1 million relates to minimum taxes in certain jurisdictions.

At December 31, 2005, the Company had total net operating loss (“NOL”) carryforwards of approximately $86.8 million, of which $3.7 million will expire in 2013, $7.4 million will expire in 2014, $5.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $49.9 million will expire in 2021, and $19.5 million will expire in 2023.

The Company is currently evaluating whether or not the Recapitalization Transaction or subsequent transactions have resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carryforwards following an “ownership change”. This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. However, the Company has filed the appropriate tax election to ensure that the taxable intercompany dividend, paid in connection with the Recapitalization Transaction, would be allocated to the pre-ownership change period in the year ended December 31, 2004, and thus the utilization of NOLs against this income amount would not be limited.

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

On July 21, 2006, the Company was notified of the approval of a US income tax refund of $2.7 million plus interest relating primarily to fiscal years 1999 and 2000. It is anticipated that the refund will be received in the third quarter of 2006. The cash expected to be received with respect to this item of approximately $3 million will be applied to reduce indebtedness when received.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our existing Wachovia Facilities. We have also, in the past, relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

Six months ended July 2, 2006 Liquidity:

Net cash used in operating activities during the six months ended July 2, 2006 was $13.6 million. The use of cash was the result of a net increase in working capital of $19.3 million, offset by net earnings of $2.3 million and non-cash depreciation and other charges of $3.4 million. The net use in working capital of $19.3 million consists of an increase in accounts receivable and inventory of $11.8 million and $12.9 million, respectively, and a decrease in prepaid expenses and accrued liabilities of $0.2 million and $3.3 million, respectively, all of which used working capital, offset in part by an increase in accounts payable of $8.5 million. Accounts receivable days sales outstanding was 58 days at the end of the second quarter of 2006 compared to 42 days for the same period last year due to a change in payment terms for a customer and higher sales volume approaching the end of the quarter. Inventory turned 5 times for the first six months of 2006 and 7 times for the same period in 2005. The decrease in inventory turns is a result of increasing backlog in production at the end of the second quarter due to tightness of supply of certain manufacturing components, as well as an investment in inventory as the Company prepares for further growth in the second half of the year and supports customers with their lead-free conversions. Accounts payable days outstanding was 66 days at the end of the second quarter of 2006 compared to 52 days for the same period last year. The increase in the accounts payable days is due to current agreements with certain vendors to extend terms.

Net cash provided by financing activities during the six months ended July 2, 2006 of $14.9 million consists of the net increase in long-term debt of $15.8 million offset by the repayment of capital leases of $0.9 million. At July 2, 2006, the Company had $20.2 million of indebtedness outstanding under the Wachovia Facilities. The Wachovia Facilities have a borrowing formula that bases the ability to borrow on the characteristics of accounts receivable and inventory.

Net cash used by investing activities during the six months ended July 2, 2006 of $1.3 million related to the purchase of capital assets.

Six months ended July 3, 2005 Liquidity:

Net cash used in operating activities the first six months of 2005 was $0.6 million. The use of cash was the result of a net loss of $2.3 million and a net use of working capital of $1.7 million, offset by non-cash depreciation and other charges of $3.4 million. The net use of working capital of $1.7 million consists of an increase in accounts receivable and prepaid expenses and a decrease in income tax payable of $2.8 million, $0.1 million and $0.5 million, respectively, all of which generated working capital. This was offset by a decrease in inventory of $0.8 million and a net increase in accounts payable and accrued liabilities of $0.9 million, both of which used working capital. Accounts receivable days sales outstanding was 42 days at the end of the second quarter ended July 3, 2005, an improvement from 44 days for the same period last year as the Company has negotiated improved terms with a certain customer. Inventory turned, on an annualized basis, 7 times for the first six months of 2005 and 2004. Accounts payable days outstanding was 52 days for the second quarter ended July 3, 2005 compared to 44 days for the same period last year. The accounts payable days outstanding has increased from the prior year as the Company has successfully negotiated improved terms with certain of its suppliers since closing the recapitalization transaction I June, 2004. During the first six months of 2005, the Company paid $1.7 million in connection with restructuring charges.

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

On June 1, 2004 we satisfied debt that was owed to the Pre-existing Lenders by repaying $40 million of debt at par, exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement, and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from four to five years.

Also on June 1, 2004, we obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Wachovia.

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

During the period from November 2004 to August 2005, the Company, together with Wachovia executed amendments to the Wachovia Facilities reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock-box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt facility, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

In August 2005, we signed a further amendment to the Wachovia Facilities which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

In June 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which increased the amount of the term loans to $1,990, repayable over a period 36 months.

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the renewal date of the revolving credit facilities to October 15, 2007.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement, management’s assessment of the subjective acceleration clauses and the amendment to extend the renewal date of the revolving credit facilities, the debt is classified as long-term as at July 2, 2006.

At July 2, 2006, we had $20.2 million of indebtedness outstanding under the Wachovia Facilities, $23.8 million of subordinated debt and $0.7 million related to the unamortized value of the cancelled warrants related to the Credit Agreement.

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

The Company is in compliance with the financial covenants included in its lending agreements at July 2, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

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

Restructuring and Other Charges

In response to excess capacity, we have, in the past, recorded restructuring and other charges aimed at reducing our cost structure. In connection with exit activities, we have recorded charges for inventory write-downs, employee termination costs, lease and other contractual obligations, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of restructuring and other charges required us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purposed in accordance with the developed exit plans.

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

Share-based payment:

In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to note 2 for the impact of adoption SFAS 123R to the Company’s consolidated financial statements.

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

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48)). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal year beginning after December 31, 2006. The Company is currently assessing the impact of the adoption of FIN 48.

Subsequent Events

On July 21, 2006, the Company was notified of the approval of a US income tax refund of $2.7 million plus interest relating primarily to fiscal years 1999 and 2000. It is anticipated that the refund will be received in the third quarter of 2006. Separately, on July 31, 2006, redundant land located in Texas was sold for net proceeds of approximately $1 million. The cash expected to be received with respect to these two items of approximately $4 million will be applied to reduce indebtedness when received. The sale of land in Texas will result in a gain of approximately $1 million to be recorded in the third quarter of 2006.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate on our Credit Facilities for the quarter ended July 2, 2006 was 9.8%. At July 2, 2006, our revolving Credit Facility of $18.2 million bore interest at 8.5% based on the U.S. prime rate and our Tranche A term debt bore interest at 10.75% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005,

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

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

Our largest three customers were Ingenico, MEI, Inc. and Leitch, which represented approximately 19.4%, 12.8% and 12.3%, respectively, of our total revenue for the second quarter of 2006. Our top ten largest customers (including Ingenico, MEI, Inc. and Leitch) collectively represented approximately 86.7% of our total revenue for the second quarter of 2006. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At July 2, 2006, we had $20.2 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates. The amount of indebtedness outstanding under the Wachovia Facilities fluctuates based on our operations. On July 2, 2006, we also had $23.8 million of second lien, subordinated term indebtedness outstanding under our Credit Agreement, with our pre-existing lenders. The level and structure of our debt, whether under our Wachovia Facilities or our Credit Agreement, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•	We may fail to comply with covenants under which we borrowed our indebtedness, including the financial covenant under our Credit Facilities, which as of July 2, 2006 requires us to meet a consolidated EBITDA target on a rolling four quarter basis that is higher than the EBITDA targets we were previously required to meet. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Facilities contain subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

Section 382 of the Internal Revenue Code (“Section 382”) imposes a limitation on a corporation’s use of net operating losses (“NOL”) carryforwards following an “ownership change.” The Company is currently studying whether or not the Recapitalization Transaction or subsequent transactions have resulted in an ownership change for purposes of Section 382. This analysis may depend upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles, which is unclear as a matter of law. If deemed applicable, Section 382 would limit the amount of NOLs available to offset taxable income in the post-ownership change period and would preclude the full utilization of the Company’s NOLs. As of December 31, 2005, the company had total net operating loss carryforwards (both U.S. and Canadian) of approximately $86.8 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting on May 15, 2006.

(b) At the annual meeting, stockholders elected Messrs. Stephen Adamson and Thomas Cowan as directors. Messrs. John Caldwell, Blair Hendrix, William Brock and Wayne McLeod continued serving their terms of office as directors after the annual meeting.

(c) Results of annual meeting votes:

Proposal		For	Withheld
(1)	To elect as director Stephen Adamson to hold office until the 2009 annual meeting of stockholders	8,851,110	7,041

(2)	To elect as director Thomas Cowan to hold office until the 2009 annual meeting of stockholders	8,851,053	7,098

ITEM 5. OTHER INFORMATION

On August 15, 2006, SMTC Manufacturing Corporation of Canada, a wholly-owned subsidiary of SMTC Corporation (“SMTC Canada”), entered into an employment contract with John Caldwell. Mr. Caldwell is currently employed as our President and Chief Executive Officer pursuant to an employment agreement previously entered into with SMTC Canada. Under the terms of the new agreement, which replaces the prior agreement, Mr. Caldwell is entitled to an annual base salary of Cdn$504,000, which may be increased by the Board of Directors. Mr. Caldwell is also entitled to a car allowance, and he is eligible to receive a short term bonus award and to participate in the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan, as amended. In the event that Mr. Caldwell is terminated without cause or, following a change of control, is terminated without cause or constructively discharged, he is entitled to a lump sum payment of two years base salary and target bonus. The employment agreement provides for customary non-competition and non-solicitation provisions, which continue during the term of the agreement and for two years from the date of termination.

ITEM 6. EXHIBITS

List of Exhibits:

10.1	Employment Agreement dated as of August 15, 2006 between John Caldwell and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 16, 2006

EXHIBIT INDEX

Exhibit Number	Document

10.1	Employment Agreement dated as of August 15, 2006 between John Caldwell and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2006