Form 10-Q
period 2006-10-01
SMTC CORP
filed 2006-11-15
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 1, 2006, SMTC Corporation had 13,275,676 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of November 1, 2006, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 1,365,656 exchangeable shares outstanding, excluding 6,582,654 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC Corporation

Form 10-Q

SMTC CORPORATION

Consolidated Balance Sheets as of December 31, 2005 and October 1, 2006 (unaudited)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	October 1, 2006	December 31, 2005
Assets

Current assets:
Accounts receivable, net of an allowance for doubtful accounts of $1,147 (December 31, 2005 - $1,193)	$44,448	$26,899
Inventories (note 3)	49,666	33,168
Prepaid expenses	1,634	1,698

	95,748	61,765
Property, plant and equipment, net of accumulated depreciation of $39,869 (December 31, 2005 - $36,911)	25,096	25,651
Other assets	1,828	2,010
Deferred income taxes (note 4)	600	619

	$123,272	$90,045

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$45,338	$30,939
Accrued liabilities	10,962	13,849
Income taxes payable	1,923	1,203
Current portion of long-term debt (note 5)	8,081	4,633
Current portion of capital lease obligations (note 5)	576	1,542

	66,880	52,166

Long-term debt (note 5)	33,055	23,857
Capital lease obligations (note 5)	818	—

Shareholders’ equity:
Capital stock (note 6)	13,633	16,986
Warrants (note 6)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	242,882	239,380
Deficit	(244,363)	(252,711)

	22,519	14,022

	$123,272	$90,045

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue	$65,677	$64,559	$186,727	$170,705
Cost of sales	59,815	59,071	167,965	158,464

Gross profit	5,862	5,488	18,762	12,241
Selling, general and administrative expenses	3,381	3,664	11,522	10,231
Restructuring (note 10)
Restructuring (recoveries) charges	(1,350)	(112)	(1,350)	79
Gain on sale of assets	(1,228)	—	(1,228)	(12)
Other expenses (note 11)	826	—	826	—

Operating earnings	4,233	1,936	8,992	1,943
Interest expense	1,009	1,187	3,400	3,399

Earnings (loss) before income taxes and discontinued operations	3,224	749	5,592	(1,456)
Income tax (recovery) expense (note 4)	(1,963)	(39)	(1,882)	73

Earnings (loss) before discontinued operations	5,187	788	7,474	(1,529)
Income from discontinued operations (note 12)	874	—	874	—

Net earnings (loss), also being comprehensive income (loss)	$6,061	$788	$8,348	$(1,529)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations (continued)

(Expressed in thousands of U.S. dollars, except share quantities and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Basic Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.35	$0.05	$0.51	$(0.10)
Basic earnings per share from discontinued operations	$0.06	$—	$0.06	$—

Basic earnings (loss) per share	$0.41	$0.05	$0.57	$(0.10)

Diluted earnings (loss) per share	$0.41	$0.05	$0.56	$(0.10)

Weighted average number of common shares used in the calculations of earnings (loss) per share (note 7)
Basic	14,641,333	14,641,333	14,641,333	14,641,333
Diluted	14,897,406	14,817,105	14,877,066	14,641,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended October 1, 2006 and Fiscal year ended December 31, 2005

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2005	$16,986	$10,372	$239,380	$(5)	$(252,711)	$14,022
Conversion of shares from exchangeable to common stock	(3,353)	—	3,353	—	—	—
Stock-based compensation	—	—	149	—	—	149
Net income for the period	—	—	—	—	8,348	8,348

Balance, October 1, 2006	$13,633	$10,372	$242,882	$(5)	$(244,363)	$22,519

	Capital stock	Warrants	Additional paid-in capital	Loans receivable	Deficit	Shareholders’ equity
Balance, December 31, 2004	$63,394	$10,372	$192,972	$(5)	$(252,599)	$14,134
Conversion of shares from exchangeable to common stock	(46,408)	—	46,408	—	—	—
Net (loss) for the period	—	—	—	—	(112)	(112)

Balance, December 31, 2005	$16,986	$10,372	$239,380	$(5)	$(252,711)	$14,022

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cash provided by (used in):
Operations:
Net earnings (loss)	$6,061	$788	$8,348	$(1,529)
Items not involving cash:
Depreciation	1,159	1,202	3,457	3,770
(Gain) loss on disposition of property, plant and equipment	(1,228)	25	(1,228)	56
Other	—	232	46	884
Deferred income taxes	(18)	—	19	(5)
Non-cash interest	156	164	1,049	1,023
Stock-based compensation	32	—	149	—
Change in non-cash operating working capital:
Accounts receivable	(5,795)	(3,961)	(17,549)	(6,732)
Inventories	(3,602)	3,321	(16,498)	4,129
Prepaid expenses	(92)	168	64	66
Income taxes recoverable/payable	756	76	720	(432)
Accounts payable	5,881	(1,893)	14,399	1,848
Accrued liabilities	393	1,716	(2,887)	(1,175)
Discontinued operations	(874)	—	(874)	—

	2,829	1,838	(10,785)	1,903
Financing:
Increase (decrease) in long-term debt	(2,456)	—	15,237	3,762
Repayment of long-term debt	(998)	(1,297)	(2,898)	(2,888)
Principal payment of capital lease obligations	(540)	(410)	(1,403)	(1,479)
Proceeds from discontinued operations	874	—	874	—

Deferred financing fees	(606)	—	(606)	—

	(3,726)	(1,707)	11,204	(605)
Investment:
Purchase of property, plant and equipment	(331)	(131)	(1647)	(2,310)
Proceeds from sale of property, plant and equipment	1,228	—	1,228	1,012

	897	(131)	(419)	(1,298)

Increase in cash
Cash, beginning of period	—	—	—	—

Cash, end of period	$—	$—	$—	$—

SMTC CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Supplemental disclosures:
Cash paid during the period
Income taxes	$—	$87	$—	$701
Interest	751	643	2,195	1,860
Cash received during the period
Income taxes	2,709	—	2,709	—
Non-cash transactions
Settlement of shareholder loan	—	—	—	537
Property, plant and equipment acquired through capital lease	1,255	—	1,255	—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

1.	Basis of presentation:

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States.

The accompanying unaudited consolidated balance sheet as at October 1, 2006, unaudited consolidated statements of operations for the three and nine month periods ended October 1, 2006 and October 2, 2005, unaudited consolidated statement of changes in shareholders’ equity for the nine month period ended October 1, 2006, and unaudited consolidated statements of cash flows for the three and nine month periods ended October 1, 2006 and October 2, 2005 have been prepared on substantially the same basis as the annual consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) as described in note 2. Management believes the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. The results of operations for the three and nine month periods ended October 1, 2006 are not necessarily indicative of results to be expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

2.	Stock-based compensation (continued):

The Company adopted SFAS 123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after January 1, 2006 that are expected to vest and for unvested awards granted prior to adoption that are expected to vest. The compensation expense related to the awards granted prior to adoption is based on the grant date fair value estimated in accordance with SFAS 123. Prior period results have not been adjusted to reflect the adoption of SFAS 123R.

During the three and nine months ended October 1, 2006, the Company recognized stock-based compensation expense of $32 and $149, respectively, related to stock options granted to employees and directors. As no stock options were granted during the periods, the stock-based compensation expense relates entirely to stock options granted prior to adoption and was computed using the fair values estimated at grant dates, adjusted for estimated forfeitures.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended October 2, 2005 under the pro forma disclosure requirements of SFAS 123 as previously reported, and under SFAS 123R had the Company applied the provisions to that period. No stock-based compensation expense was recorded in the statement of operations for the three and nine months ended October 2, 2005.

	Three months ended October 2, 2005		Nine months ended October 2, 2005
	As previously disclosed	Under SFAS 123R	As previously disclosed	Under SFAS 123R
Net earnings (loss), attributable to common shareholders, as reported	$788	$788	$(1,529)	$(1,529)

Deduct: Stock-based compensation expense	(53)	(50)	(177)	(149)

Pro forma earnings (loss)	$735	$738	$(1,706)	$(1,678)

Basic and diluted earnings (loss) per share, as reported	$0.05	$0.05	$(0.10)	$(0.10)
Stock-based compensation expense	—	—	$(0.01)	$(0.01)

Pro forma basic and diluted earnings (loss) per share	$0.05	$0.05	$(0.11)	$(0.11)

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

2.	Stock-based compensation (continued):

There were no options granted during the three and nine month periods ended October 1, 2006, or the three month period ended October 2, 2005. The weighted average grant date fair value of options granted for the nine month period ended October 2, 2005 was $1.17.

The estimated fair value of options is amortized over the vesting period, on a straight-line basis, and was determined using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	October 1, 2006	October 2, 2005
Risk-free interest rate	—	4.0%
Dividend yield	—	—
Expected life	—	4
Volatility	—	116.0%

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

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 750,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options generally vest over a four-year period and expire 10 years from their respective date of grant.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

2.	Stock-based compensation (continued):

The Company generally issues treasury shares when options are exercised. A summary of stock option activity since December 31, 2005 is as follows:

	2000 Equity Incentive Plan
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	686,900	$3.47
Granted	—	—
Exercised	—	—
Cancelled	(30,500)	$11.05

	656,400	$3.12

No options were exercised or expired and there were no modifications to options outstanding during the three and nine months ended October 1, 2006.

The following options were outstanding as at October 1, 2006:

Range of exercise price	Outstanding options	Weighted Average Exercise Price	Exercisable options	Weighted Average Exercise Price	Remaining contractual life (years)
1998 SMTC Plan

$28.90	9,939	$28.90	9,939	$28.90	3.0

2000 Equity Incentive Plan
$1.17	345,000	$1.17	90,000	$1.17	8.5
$1.55	200,000	1.55	187,500	1.55	8.0
$2.75	30,000	2.75	15,000	2.75	7.8
$3.75 - $4.00	43,000	3.95	31,762	3.94	7.1
$15.00	11,380	15.00	11,380	15.00	5.7
$25.00	11,380	25.00	11,380	25.00	5.7
$40.00	15,640	40.00	15,640	40.00	5.7

	656,400	$3.12	362,662	$4.53	8.1

During the three and nine months ended October 1, 2006, 23,376 and 155,850 options vested, respectively.

At October 1, 2006, compensation expense of $275 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1 year.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

3.	Inventories:

	October 1, 2006	December 31, 2005
Raw materials	$33,494	$19,035
Work in process	13,658	8,748
Finished goods	1,911	4,873
Other	603	512

	$49,666	$33,168

4.	Income taxes:

During the three and nine months ended October 1, 2006, the Company recorded a net income tax recovery, resulting from a tax refund and reversals of accruals, of $1,963 and $1882 respectively.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

4.	Income taxes (continued):

scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a quarterly review undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. On October 1, 2006 and December 31, 2005, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $600 and $619, respectively. The U.S. and Canadian jurisdictions continue to have a full valuation allowance established for the deferred tax asset.

5.	Long-term debt and capital leases:

	October 1, 2006	December 31, 2005
Senior debt (a):
Revolving	$5,736	$2,020
Term	11,824	700
Subordinated debt (b)	22,964	24,895
Other (c)	612	875

	41,136	28,490
Less current portion	8,081	4,633

	$33,055	$23,857

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

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

5.	Long-term debt and capital leases (continued):

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

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

5.	Long-term debt and capital leases (continued):

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

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the term of the revolving credit facilities to October 15, 2007.

In September 2006, the Company and Wachovia signed a fourth amending agreement to the Wachovia Facilities which increased the maximum indebtedness from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million. This portion of the facilities bears a variable interest rate based on the Libor rate plus five (5%) percent per annum plus up to a maximum of two (2%) percent depending on quarterly operating results. The Term Loan B has quarterly repayment terms of $250, matures on October 15, 2007 and is secured by Mexican based assets.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

The Wachovia Facilities and the Credit Agreement (as amended) are guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the Pre-existing Lenders.

As at December 31, 2005 and October 1, 2006, $799 and $1,654, respectively, of the senior debt was denominated in Canadian dollars.

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

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

5.	Long-term debt and capital leases (continued):

Agreement. The Tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5%, except for the period from January 1, 2005 to January 1, 2006, during which it bore interest at the U.S. base rate plus 2.75%. The Tranche B term loan matures December 31, 2008 and bears interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bore interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest is added to the outstanding principal balance during the term of the loan. The Company accounted for the transactions with the Pre-existing Lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants was recorded as long-term debt, and is being amortized as a reduction of interest expense over the term of the loans.

The Company incurred costs in relation to completion of the term loan transactions with the Pre-existing Lenders of $1,800, and these costs and the remaining net book value of the previous deferred financing fees of $180 were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the loans.

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

(d) Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at October 1, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain financial results in accordance with its forecast. The Company believes the forecast is based on reasonable assumptions and is achievable; however, the forecast is dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

5.	Long-term debt and capital leases (continued):

(e) Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at October 1, 2006:

Total minimum lease payments.	1,644
Less amount representing interest at an average of 9%	250

1,394

Less current portion	576
818

6.	Capital Stock:

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

Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. On or after July 27, 2015, subject to certain adjustment and acceleration provisions, SMTC Canada will redeem all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis. The proceeds, net of underwriter commissions and other expenses and including interest earned while held in escrow, were released from escrow on June 1, 2004, and were used to repay a portion of the debt under the Credit Agreement (note 5).

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

6.	Capital Stock (continued):

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

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

6.	Capital Stock (continued):

(c) Exchange of exchangeable shares:

During the three and nine months ended October 1, 2006, 101,300 and 354,919 exchangeable shares were exchanged for common stock, respectively. During the three and nine months ended October 2, 2005, 1,203,733 and 2,597,142 exchangeable shares were exchanged for common stock, respectively.

(d) Warrants

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

7.	Earnings (loss) per share:

The following table sets forth the calculation of basic and diluted weighted average shares:

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Weighted average shares – basic	14,641,333	14,641,333	14,641,333	14,641,333
Effect of dilutive securities
Employee stock options	256,073	175,772	235,733	—

Weighted average shares – diluted	14,897,406	14,817,105	14,877,066	14,641,333

For the three and nine months ended October 1, 2006, the calculation did not include 426,267 and 446,605 stock options respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

7.	Earnings (loss) per share (continued):

For the three and nine months ended October 2, 2005, the calculation of weighted average shares - diluted did not include 593,567 and 769,339 stock options, respectively, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

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

	Three months ended October 1, 2006			Nine months ended October 1, 2006
	Total revenue	Inter-segment revenue	Net external revenue	Total revenue	Inter-segment revenue	Net external revenue
United States	$25,501	$(39)	$25,462	$76,296	$(129)	$76,167
Canada	11,847	(1,635)	10,212	39,968	(5,643)	34,325
Mexico	32,367	(2,364)	30,003	82,793	(6,558)	76,235

	$69,715	$(4,038)	$65,677	$199,057	$(12,330)	$186,727

Revenue is attributed to the country from which the goods are shipped.

	Three months ended October 1, 2006	Nine months ended October 1, 2006
EBITA (before restructuring charges):
United States	$1,976	$6,654
Canada	(876)	(2,524)
Mexico	1,381	3,110

	2,481	7,240
Net restructuring and other recoveries (note 10)	(2,578)	(2,578)
Other expenses (note 11)	826	826
Interest	1,009	3,400

Earnings (loss) before income taxes	$3,224	$5,592

Capital expenditures:
United States	$27	$460
Canada	70	510
Mexico	1,489	1,932

	$1,586	$2,902

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

8.	Segmented information (continued):

	Three months ended October 2, 2005			Nine months ended October 2, 2005
	Total revenue	Inter-segment revenue	Net external revenue	Total revenue	Inter-segment revenue	Net external revenue
United States	$28,436	$(66)	$28,370	$87,681	$(313)	$87,368
Canada	11,217	(799)	10,418	24,407	(3,343)	21,064
Mexico	28,858	(3,087)	25,771	74,019	(11,746)	62,273

	$68,511	$(3,952)	$64,559	$186,107	$(15,402)	$170,705

Revenue is attributed to the country from which the customer is invoiced.

	Three months ended October 2, 2005	Nine months ended October 2, 2005
EBITA (before restructuring charges):
United States	$1,565	$3,954
Canada	(1,269)	(4,919)
Mexico	1,528	2,975

	1,824	2,010
Interest	1,187	3,399
Restructuring charges (note 10)	(112)	67

Earnings (loss) before income taxes	$749	$(1,456)

Capital expenditures:
United States	$—	$49
Canada	51	91
Mexico	80	2,170

	$131	$2,310

The following enterprise-wide information is provided. Geographic revenue information reflects the destination of the product shipped. Long-lived assets information is based on the principal location of the asset.

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Geographic revenue:
United States	$47,892	$35,285	$137,426	$100,611
Canada	6,211	22,152	21,484	48,962
Europe	1,827	1,009	4,613	2,607
Asia	535	640	722	1,535
Mexico	9,212	5,473	22,482	16,990

	$65,677	$64,559	$186,727	$170,705

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

8.	Segmented information (continued):

	October 1, 2006	December 31, 2005
Long-lived assets:
United States	$7,776	$8,343
Canada	1,674	1,671
Mexico	15,646	15,637

	$25,096	$25,651

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

9.	Significant customers and concentrated credit risk:

During the three months ended October 1, 2006, two customers individually comprised 17.1% and 14.9% (October 2, 2005, two customers – 23.8%, and 20.2%) of total revenue across all geographic segments. As at October 1, 2006, these customers represented 23.8% and 9.3% respectively, of the Company’s accounts receivable (December 31, 2005, two customers represented 18% and 4%). Substantially all of the accounts receivable from these customers are current. No other customers represented more than 10% of revenue in either period.

10.	Restructuring and other charges:

(a) Restructuring (recoveries) charges:

The following table details the components of the restructuring and other charges:

	Three months ended		Nine months ended
	October 1, 2006	October 2 2005	October 1, 2006	October 2 2005
Lease and other contract obligations	$(1,820)	$(112)	$(1,820)	$(82)
Severence	470	—	470	111
Other	0	0	0	50

Net restructuring (recoveries) charges	$(1,350)	$(112)	$(1,350)	$79

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

10.	Restructuring and other charges (continued):

2002 Plan:

In response to the industry-wide economic downturn, the Company took steps to realign its cost structure and plant capacity (the “2002 Plan”) and recorded net restructuring charges of $36,900 related to the cost of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs and other charges of $2,135 primarily related to the costs associated with the disengagement of a customer and the continued downturn. During the third quarter of 2006, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1,820.

The following table details the related amounts as included in accrued liabilities as at October 1, 2006 in respect of the 2002 Plan:

	Accrual at July 2, 2006	Net Adjustments	Cash Payment	Accrual at October 1, 2006
Lease and other contract obligations	$1,854	$(1,820)	$(34)	$—

2004 Plan:

During the third quarter of 2004, the Company announced changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align cost structure to expected revenue.

During the first quarter of 2005, the Company recorded severance charges of $104 relating to 17 employees at the Chihuahua, Mexico and Appleton, Wisconsin locations.

The following table details the related amounts included in accrued liabilities as at October 1, 2006 in respect of the 2004 Plan:

	Accrual at July 2, 2006	Cash payments	Accrual at October 1, 2006
Severance	$130	$(90)	$40

We expect the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal 2006.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

10.	Restructuring and other charges (continued):

2006 Plan:

During the third quarter of 2006, the Company began restructuring at the management level to better manage operating costs by eliminating certain senior management roles. During the three months ended October 1, 2006, the Company recorded severance charges of $470 relating to employees in the United States and in Canada. We expect this restructuring accrual related to the 2006 Plan to be paid by the end of fiscal 2007.

(b) Gain on sale of assets:

During the third quarter of 2006, a parcel of land was sold for a net gain of $1,228.

During the nine months ended October 2, 2005, the Company received proceeds of $54 from the sale of assets previously written off. $42 of this pertains to a write-off that was originally recorded in selling, general and administrative expenses and $12 of this pertains to an amount that was originally recorded as a restructuring charge.

11.	Other expenses:

Beginning in 2005 and through the first three quarters of 2006, the Company incurred expenses in considering a strategic initiative. The Company decided not to complete the initiative, resulting in a charge to earnings of $826.

12.	Income from discontinued operations:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operates the facility in voluntary administration. During the first quarter of 2002, the Company recorded the costs associated with the closure of the facility.

In 2003, earnings from discontinued operations included the distribution from the proceeds of the liquidation of $2,304, less additional charges of $740 related to the closure of the facility.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

12.	Income from discontinued operations (continued):

In 2004, earnings from discontinued operations included additional net proceeds from the liquidation of $377.

In the third quarter of 2006, income from discontinued operations included additional proceeds from the liquidation of $874. It is anticipated that this is the final recovery on the liquidated facilities.

13.	Contingencies:

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

14.	Related party:

A director of the Company is an Executive Vice President of Bain Capital, LLC (“Bain Capital”). During the nine months ended October 1, 2006, Bain Capital or its affiliates acquired slightly less than 50% of the capital stock of MEI, Inc., a customer of the Company.

15.	Comparative figures:

Some comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

16.	Recent accounting pronouncements:

(i)	Inventory costs:

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

Beginning January 2006, the Company adopted SFAS No. 153, Exchange of Non-Monetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

16.	Recent accounting pronouncements (continued):

(iii)	Share-based payment:

In January 2006, the Company adopted SFAS 123R which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Refer to note 2 for the impact of adoption of SFAS 123R on the Company’s consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133 and 140, (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The Company is currently assessing the impact of the adoption of SFAS 155.

(vi)	Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 in fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48.

SMTC CORPORATION

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars)

Three and nine months ended October 1, 2006 and October 2, 2005

(Unaudited)

16.	Recent accounting pronouncements (continued):

(vii)	Fair Value Measurements:

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of SFAS 157.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue	$65.7	$64.6	$186.7	$170.7
Cost of sales	59.8	59.1	168.0	158.4

Gross profit	5.9	5.5	18.7	12.3
Selling, general and administrative expenses	3.4	3.6	11.5	10.3
Restructuring:
Restructuring (recoveries) charges	(1.3)	(0.1)	(1.3)	0.1
Gain on sale of assets	(1.2)	—	(1.2)	(0.1)
Other expenses	0.8	—	0.8	—

Operating earnings	4.2	2.0	8.9	2.0
Interest	1.0	1.2	3.3	3.4

Earnings (loss) before income taxes and discontinued operations	3.2	0.8	5.6	(1.4)

Income tax (recovery) expense	(2.0)	—	(1.8)	0.1

Earnings (loss) before discontinued operations	5.2	0.8	7.4	(1.5)

Income from discontinued operations	0.9	—	0.9	—

Net earnings (loss)	$6.1	$0.8	$8.3	$(1.5)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.35	$0.05	$0.51	$(0.10)
Basic earnings (loss) per share from discontinued operations	0.06	—	0.06	—
Basic earnings (loss) per share	$0.41	$0.05	$0.57	$(0.10)
Diluted earnings (loss) per share	0.41	0.05	0.56	(0.10)
Weighted average number of shares outstanding:
Basic	14.6	14.6	14.6	14.6
Diluted	14.9	14.8	14.9	14.6

Consolidated Balance Sheet Data:

(in millions)

	October 1, 2006	December 31, 2005
Working capital	$28.9	$9.6
Total assets	123.2	90.0
Total debt, including current maturities	41.1	28.5
Shareholder’s equity	22.5	14.0

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

The private placement consisted of a committed private placement fully underwritten by a syndicate of Canadian investment dealers of 33,350,000 special warrants of SMTC Canada to qualified investors at a price of Cdn. $1.20 (approximately US$0.90) per special warrant, representing an aggregate amount of issue of Cdn. $40.02 million, Cdn. $37.3 million net of underwriting expenses, or approximately US$29.9 million, US$27.6 million net of underwriting expenses.

The transaction with SMTC’s pre-existing lenders consisted of SMTC repaying $40 million of debt at par; exchanging $10 million of debt for $10 million of SMTC’s common stock and warrants valued on the same terms as the private placement; and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from four to five years.

The 2004 secured credit facility with Wachovia included a $40 million credit facility available to the Company’s U.S. and Canadian operating entities and a term loan of up to $2 million (the “Wachovia Facilities”). The revolving loan bears interest at the reference rate plus 0.5% and the term loan bears interest at the reference rate plus 1.00%. The reference rate is the Canadian prime rate for the loans in Canada and the U.S. prime rate for the loans in the United States. The Wachovia Facilities provide for customary fees, including a 1.00% closing fee, an unused line fee of 0.25% and a termination fee of up to 2.00%. See “Liquidity and Capital Resources”.

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

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the term of the revolving credit facilities to October 15, 2007.

In September 2006, the Company and Wachovia signed a fourth amending agreement to the Wachovia Facilities which increased the maximum indebtedness from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As a part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million. This portion of the facilities bears a variable interest rate based on Libor plus five (5%) percent per annum plus up to a maximum of two (2%) percent depending on quarterly operating results. The Term Loan B has quarterly repayment terms of $250, maturing on October 15, 2007 and is secured by Mexican based assets.

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially completed in 2005 with our primary focus moving to the execution of a strategy that grows revenue through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. The Company has gained several important new customers and added a number of new program wins within our current customer base, while at the same time maintaining operational excellence and cost containment. With these changes, the Company has sustained profitability for the past six quarters.

In the third quarter of 2006, in addition to the sixth consecutive quarter of profitability from operations, the Company realized a number of one-time items with a net favorable impact on net income of approximately $5 million. Included in one time items were an income tax recovery, proceeds on sale of surplus real estate, final proceeds from operations discontinued in 2002 and a net adjustment to restructuring accruals.

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

The following table sets forth certain operating data as a percentage of revenue for the periods ended:

	Three months ended		Nine months ended
(Unaudited)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.1	91.5	90.0	92.8

Gross profit	8.9	8.5	10.0	7.2
Selling, general and administrative expenses	5.1	5.6	6.2	6.0
Restructuring:
Restructuring charges	(2.0)	(0.2)	(0.7)	—
Gain on sale of assets	(1.8)	—	(0.7)	—
Other expenses	1.2	—	0.4	—

Operating earnings	6.4	3.1	4.8	1.2
Interest	1.5	1.9	1.8	2.0

Earnings (loss) before income taxes and discontinued operations	4.9	1.2	3.0	(0.8)
Income tax (recovery) expense	(3.0)	—	(1.0)	0.1

Earnings before income from discontinued operations	7.9	1.2	4.0	(0.9)
Income from discontinued operations	(1.4)	—	(0.5)	—

Net earnings (loss)	9.3%	1.2%	4.5%	(0.9)%

Quarter ended October 1, 2006 compared to quarter ended October 2, 2005

Revenue

Revenue increased $1.1 million, or 1.7%, from $64.6 million for the third quarter of 2005 to $65.7 million for the third quarter of 2006. The increase in revenue is largely due to the growth in revenue from MEI, Inc. (formerly Mars Electronics), Gilbarco and Leitch Technology International (a subsidiary of Harris Corporation) (“Leitch”) and supported by growth in the majority of the Company’s larger accounts during the third quarter of 2006 compared to the same period last year, partially offset by the decline in revenue from EMC² and IBM as certain products approach end of life. The growth in revenue from Gilbarco represents both an increase in its business and our increasing focus on customer service resulting in an increased percentage volume of Gilbarco’s business. Leitch became a new customer in the second half of 2005 and in 2006, its production requirements increased.

During the third quarter of 2006, revenue from the industrial sector represented 66.1% of revenue compared to 51.4% of revenue for the third quarter of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 14.6% and 19.3%, respectively, for the third quarter of 2006 compared to 31.1% and 17.5%, respectively, for the third quarter of 2005. The increase in the percentage of revenue generated from the industrial sector in the third quarter of 2006 compared to the third quarter of 2005 largely is due to the growth in revenue from MEI, Inc., Gilbarco and Leitch in the third quarter of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the third quarter of 2006 compared to the third quarter of 2005 is due to the expected decline in revenue from EMC² and IBM, partially offset by the increase in revenue from other customers in the third quarter of 2006 compared to the third quarter of 2005. The increase in the percentage of revenue from the communications sector in the third quarter of 2006 compared to the third quarter of 2005 is largely due to the addition of a new customer and the related increase in volume in the third quarter of 2006 compared to the same period last year. Private equity funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired slightly less than 50% of the capital stock of MEI, Inc. during the second quarter of 2006. Blair Hendrix, a director of the Company, is also an Executive Vice President of Bain Capital, and Bain Capital may be deemed to control MEI, Inc.

During the third quarter of 2006, we recorded approximately $0.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.9 million in the third quarter of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, generally the customer is obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the third quarter of 2006, the Company’s ten largest customers represented 85.3% of revenue compared to 80.9% for the same period last year. Revenue from our largest customers during the third quarter of 2006 was $11.2 million from Ingenico and $9.8 million from MEI, Inc. representing 17.1% and 14.9% of revenue, respectively, or 32.0% of total revenue for the period. This compares with revenue of $15.4 million from Ingenico and $13.0 million from EMC² representing 23.8% and 20.2% of revenue, respectively, or 44% of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2006, 49.4% of our revenue was produced from operations in Mexico, 35.2% from the United States and 15.4% from Canada. During the third quarter of 2005, 43.4% of our revenue was produced from operations in the Mexico, 40.9% from United States and 15.7% from Canada. The increase in production in Mexico is the result of increased revenue from a number of our customers including MEI, Inc. compared to the prior year. The decrease in the United States revenue is a result of the reduction in revenue from EMC². The increase in production in Canada is due to higher revenue earned from Leitch compared to the prior year.

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

Gross Profit

Gross profit increased $0.4 million from $5.5 million, or 8.5% of revenue, for the third quarter of 2005 to $5.9 million, or 9.0% of revenue, for the third quarter of 2006. The increase in the gross margin percentage in the third quarter of 2006 is largely due to a change in customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million from $3.6 million, or 5.6% of revenue, for the third quarter of 2005 to $3.4 million, or 5.2% of revenue, for the third quarter of 2006. The decrease in selling, general and administrative expenses is due to reductions in legal and IT expenses year over year.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

(a) Restructuring (recoveries) charges:

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs. During the third quarter of 2006, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1.8 million.

During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue.

During the third quarter of 2005, the Company recorded severance charges of $0.1 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also, during the third quarter of 2005, the Company recorded other restructuring charges of $2.0 million in connection with the 2002 Plan. The reversal of previously recorded severance charges of $0.3 million related to a change in the estimate of amounts to be paid out.

During the third quarter of 2006, the Company began restructuring at the management level to better manage operating costs by eliminating certain senior management roles (the “2006 Plan”). During the three months ended October 1, 2006, the Company recorded severance charges of $470 relating to employees in the United States and in Canada. We expect the restructuring accrual related to the 2006 Plan to be paid by the end of fiscal year 2007.

2002 Plan:

The following table details the amount included in accrued liabilities as at October 1, 2006 relating to the 2002 Plan. The entire accrual was recorded in the US segment:

(in millions)	Accrual at July 2, 2006	Net Adjustments	Cash payment	Accrual at October 1, 2006
Lease and other contract obligations	$1.9	$(1.8)	$(0.1)	$—

2004 Plan:

The following table details the amounts included in accrued liabilities as at October 1, 2006 relating to the 2004 Plan. The entire accrual is recorded in the Canadian segment.

	Accrual at July 2, 2006	Cash payments	Accrual at October 1, 2006
Severance	$0.13	$0.09	$.04

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

(b) Gain on sale of assets:

During the third quarter of 2006, a parcel of land was sold for a net gain of $1,228.

Other Expenses

Beginning in 2005 and through the first three quarters of 2006, the Company incurred expenses in considering a strategic initiative. The Company decided not to complete the initiative, resulting in a charge to earnings of $826.

Interest Expense

Interest expense decreased $0.2 million from $1.2 million for the third quarter of 2005 to $1.0 million for the third quarter of 2006. Interest expense for the third quarter of 2006 includes the amortization of deferred financing fees of $0.2 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants and $0.3 million interest income related to a tax recovery. Excluding the amortization of deferred financing fees, the reduction in interest expense related to the amortization of the value of the cancelled warrants and the offset from the interest income related to the tax recovery, interest expense was $1.4 million for the third quarter of 2006 and $1.0 million for the third quarter of 2005. The weighted average interest rates with respect to the Company’s debt for the third quarter of 2006 and of 2005 were 9.9% and 9.8%, respectively.

Income Tax Expense

During the three months ended October 1, 2006, the Company recorded a net income tax recovery, resulting from a tax refund and reversals of accruals, of $1,963.

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

Nine months ended October 1, 2006 compared to nine months ended October 2, 2005

Revenue

Revenue increased $16.0 million, or 9.4%, from $170.7 million for the first nine months of 2005 to $186.7 million for the first nine months of 2006. The increase in revenue is largely due to the growth in revenue from increased volume from Leitch during the first nine months of 2006 compared to the same period last year, as well as increases from Gilbarco, MEI, Inc., and customers involved in the semiconductor and equipment business, partially offset by the expected decline in revenue from EMC² and IBM as certain products approach end of life. Leitch became a new customer in the second half of 2005, and in 2006, its production requirements increased.

During the first nine months of 2006, revenue from the industrial sector represented 63.5% of revenue compared to 45.2% of revenue for the first nine months of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 18.1% and 18.4%, respectively, for the first nine months of 2006 compared to 36.8% and 18.0%, respectively, for the first nine months of 2005. The increase in the percentage of revenue generated from the industrial sector in the first nine months of 2006 compared to the first nine months of 2005 largely is due to the growth in revenue from Leitch and Gilbarco in the first nine months of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the first nine months of 2006 compared to the first nine months of 2005 is due to the decline in revenue from EMC² and IBM, partially offset by the increase in revenue from other customers in the first nine months of 2006 compared to the first nine months of 2005. Revenue in the communications sector was constant when compared on a year over year basis.

During the first nine months of 2006, we recorded approximately $1.5 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.1 million in the first nine months of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2006, the Company’s ten largest customers represented 84.8% of revenue compared to 83.8% for the same period last year. Revenue from our largest customers during the first nine months of 2006 was $31.2 million from Ingenico, $23.9 million from MEI, Inc., and $19.4 million from Leitch representing 16.7%, 12.8%, and 10.4% of revenue, respectively, or 39.9% of total revenue for the period. This compares with revenue of $38.5 million from EMC², $30.7 million from Ingenico and $18.2 million from MEI, Inc. representing 22.5%, 18.0% and 10.6% of revenue, respectively, or 51.2% of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2006, 44.2% of our revenue was produced from operations in Mexico, 37.5% from the United States and 18.3% from Canada. During the first nine months of 2005, 44.4% of our revenue was produced from operations in Mexico, 43.3% in the United States and 12.3% from Canada. The absolute increase in production in Mexico is the result of increased revenue from a number of our customers including MEI, Inc. compared to the prior year. The decrease in production in the United States revenue is a result of the reduction in revenue from EMC². The increase in production in Canada is due to higher revenue earned from Leitch compared to the prior year.

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

Gross Profit

Gross profit increased $6.4 million from $12.3 million, or 7.2% of revenue, for the first nine months of 2005 to $18.7 million, or 10.0% of revenue, for the first nine months of 2006. The increase in the gross margin percentage in the first nine months of 2006 is largely due to a change in customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.3 million from $10.2 million, or 6.0% of revenue, for the first nine months of 2005 to $11.5 million, or 6.2% of revenue, for the first nine months of 2006. The increase in selling, general and administrative expenses is partially due to staff and compensation increases, including variable based compensation costs that were not incurred in 2005.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

(a) Restructuring (recoveries) charges:

During the first nine months of 2005, the Company recorded severance charges of $0.3 million in connection with the 2004 Plan and $0.1 million in connection with the 2002 Plan, offset by a reversal of previously recorded severance charges of $0.3 million in connection with the 2002 Plan. Also during the first nine months of 2005, the company recorded other restructuring charges of $0.1 million in connection with the 2002 Plan. The reversal of severance charges of $0.3 million related to a change in the estimate of amounts to be paid out.

During the first nine months of 2006, the Company began restructuring at the management level to better manage operating costs by eliminating certain senior management roles and recorded severance charges of $470 relating to employees in the United States and in Canada. We expect the remaining restructuring accrual related to the 2006 Plan to be paid by the end of fiscal year 2007. Also during the first nine months of 2006, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1.8 million.

2002 Plan:

The following table details the amount included in accrued liabilities as at October 1, 2006 relating to the 2002 Plan. The entire accrual is recorded in the US segment:

(in millions)	Accrual at December 31, 2005	Net Adjustments	Cash payment	Accrual at October 1, 2006
Lease and other contract obligations	$1.9	$(1.8)	$(0.1)	$—

2004 Plan:

The following table details the amount included in accrued liabilities as at October 1, 2006 relating to the 2004 Plan. The entire accrual is recorded in the Canadian segment:

	Accrual at December 31, 2005	Cash payments	Accrual at October 1, 2006
Severence	$0. 29	$0.25	$.04

We expect the majority of the remaining restructuring accrual related to the 2004 Plan to be paid by the end of fiscal year 2006.

(b) Gain on sale of assets:

During the nine months ended October 1, 2006, a parcel of land was sold for net gain of $1,228.

During the nine months ended October 2, 2005, the Company received proceeds of $54 from the sale of assets previously written off. $42 of this pertains to a write-off that was originally recorded in selling, general and administrative expenses and $12 of this pertains to an amount that was originally recorded in restructuring charges.

Other Expenses

Beginning in 2005 and through the first three quarters of 2006, the Company incurred expenses in considering a strategic initiative. The Company decided not to complete the initiative, resulting in a charge to earnings of $826.

Interest Expense

Interest expense remained constant at $3.4 million for the first nine months of both 2005 and 2006. Interest expense for the first nine months of 2006 includes the amortization of deferred financing fees of $0.7 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants and $0.3 million interest income related to a $2.7 million income tax refund. Excluding the amortization of deferred financing fees, the reduction in interest expense related to the amortization of the value of the cancelled warrants and interest income related to the tax refund, interest expense increased $0.4 million to $3.3 million for the first nine months of 2006 from $2.9 million for the first nine months of 2005. The weighted average interest rates with respect to the debt for the first nine months of each of 2006 and 2005 was 9.4%.

Income Tax Expense

During the nine months ended October 1, 2006, the Company recorded a net income tax recovery, resulting from a tax refund and reversals of accruals, of $1,882.

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

Nine months ended October 1, 2006 Liquidity:

Net cash used in operating activities during the nine months ended October 1, 2006 was $10.8 million. The use of cash was the result of a net increase in working capital of $21.8 million, caused in part by higher accounts receivable and inventory levels, offset by net earnings of $8.3 million and non-cash depreciation and other charges of $3.5 million. The net use in working capital of $21.8 million consists of an increase in accounts receivable and inventory of $17.5 million and $16.5 million, respectively, and a decrease in accrued liabilities of $2.9 million, all of which used working capital, offset in part by a decrease in prepaid expenses of $0.1 and an increase in accounts payable of $14.4 million. Accounts receivable days sales outstanding was 62 days at the end of the third quarter of 2006 compared to 43 days for the same period last year due to a change in payments terms for a customer and higher sales volume approaching the end of the quarter. Inventory turned 4 times for the first nine months of 2006 and 8 times for the same period in 2005. The decrease in inventory turns is a result of increasing backlog in production at the end of the third quarter due to tightness of supply of certain manufacturing components, as well as an investment in inventory as the Company prepares for further growth in the last quarter of the year and supports customers with their lead-free conversions. Accounts payable days outstanding was 69 days at the end of the third quarter of 2006 compared to 43 days for the same period last year. The increase in the accounts payable days is due to current agreements with certain vendors to extend terms.

Net cash provided by financing activities during the nine months ended October 1, 2006 of $11.2 million consists of the net increase in long-term debt of $12.3 million, proceeds from discontinued operations of $0.9 million offset by the repayment of capital leases of $1.4 million and a payment of deferred financing fees of $0.6 million. At October 1, 2006, the Company had $17.6 million of indebtedness outstanding under the Wachovia Facilities. The Wachovia Facilities have a borrowing formula that bases the ability to borrow on the characteristics of accounts receivable and inventory.

Net cash used by investing activities during the nine months ended October 1, 2006 of $1.6 million related to the purchase of property, plant and equipment.

Nine months ended October 2, 2005 Liquidity:

Net cash generated in operating activities during the first nine months of 2005 was $1.9 million. The generation of cash was the result of a net loss of $1.5 million and a net use of working capital of $2.3 million, offset by non-cash depreciation and other charges of $5.7 million. The net use of working capital of $2.3 consists of an increase in accounts receivable and a decrease in income tax payable of $6.7 million and $0.4 million, respectively, both of which used working capital. This was offset by a decrease in inventory of $4.1 million and a net increase in accounts payable and accrued liabilities of $0.7 million, both of which generated working capital. Accounts receivable days sales outstanding was 43 days at the end of the third quarters 2004 and 2005. Inventory turned, on an annualized basis, 8 times for the first nine months of 2005 compared to 7 times for the same period in 2004. Accounts payable days outstanding was 43 days for the third quarter ended October 2, 2005 compared to 37 days for the same period last year. The accounts payable days outstanding has increased from the prior year as the Company has successfully negotiated improved terms with certain of its suppliers since closing the recapitalization transaction in June, 2004. During the first nine months of 2005, the Company paid $2.0 million in connection with restructuring charges.

Net cash provided by financing activities during the first nine months of 2005 of $0.6 million consists of the net increase in long-term debt of $0.9 million offset by the repayment of capital leases of $1.5 million. Under the Wachovia Credit Facility, we have a secured revolving credit facility of up to $40 million. At October 2, 2005, we had $8.9 million of indebtedness outstanding under our credit facilities. The Wachovia Credit Facility has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory.

Net cash used in investing activities for the first nine months of 2005 of $1.3 million consists of the purchase of property, plant and equipment of $2.3 million, offset by proceeds from the disposal of a vacant building in Mexico of $1.0 million.

Capital Resources:

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

On March 3, 2004, we closed in escrow a fully underwritten, committed private placement of 33,350,000 special warrants of SMTC Canada to qualified investors at a price of Cdn. $1.20 (approximately US$0.90) per special warrant, representing an aggregate amount of issue of Cdn. $40.02 million, Cdn. $37.3 million net of underwriting expenses, or approximately US $29.9 million, US $27.6 million net of underwriting expenses, based on the exchange rate on March 3, 2004. The net proceeds were released from escrow on June 1, 2004 and were used for debt reduction and working capital.

On June 1, 2004 we satisfied debt that was owed to the Pre-existing Lenders by repaying $40 million of debt at par, exchanging $10 million of debt for $10 million of the Company’s common stock and warrants valued on the same terms as the private placement, and converting $27.5 million of debt into second lien subordinated debt with maturity ranging from 4 to 5 years.

Also on June 1, 2004, we obtained a new, 3-year $40 million credit facility, subject to certain borrowing base conditions, from Wachovia.

The Wachovia Facilities include the following terms:

•	The borrowing base for the revolving loan facilities provided by Wachovia is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The revolving loan facility originally required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding.

•	The Wachovia Facilities include a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA and subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those resulting in a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The Company was required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. In March 2005, the Company and Wachovia signed an amendment to the Wachovia Facilities which amended the EBITDA covenant for the year ended December 31, 2004 to $10.0 million, and on a consolidated rolling four quarter basis, amended the EBITDA covenant for the first, second, third and fourth quarters of fiscal year 2005 to $6.5 million, $5.0 million, $5.0 million and $8.0 million, respectively. Thereafter, the Company is required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•	The Wachovia Facilities are secured by the current and future assets of the Company’s U.S., Mexican and Canadian operations. The security interest granted to Wachovia ranks senior to any security interest of the Pre-existing Lenders.

•	The Wachovia Facilities include representations, warranties, covenants and events of default that are customary for asset based credit facilities.

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

During the period from November 2004 to August 2005, the Company, together with Wachovia, executed amendments to the Wachovia Facilities reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock-box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt facility, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

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

In September 2006, the Company and Wachovia signed a fourth amending agreement to the Wachovia Facilities which increased the maximum indebtedness from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million. This portion of the facilities bears a variable interest rate based on the Libor plus five (5%) percent per annum plus up to a maximum of two (2%) percent depending on quarterly operating results. The Term Loan B has quarterly repayment terms of $250, maturing on October 15, 2007 and is secured by Mexican based assets.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement, management’s assessment of the subjective acceleration clauses and the amendment to extend the renewal date of the revolving credit facilities, the debt is classified as long-term as at October 1, 2006.

At October 1, 2006, we had $17.6 million of indebtedness outstanding under the Wachovia Facilities, $23.0 million of subordinated debt and $0.6 million related to the unamortized value of the cancelled warrants related to the Credit Agreement.

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

The Company is in compliance with the financial covenants included in its lending agreements at October 1, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

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

Restructuring and Other Charges

In response to excess capacity, we have, in the past, recorded restructuring and other charges aimed at reducing our cost structure. In connection with exit activities, we have recorded charges for inventory write-downs, employee termination costs, lease and other contractual obligations, long-lived asset impairment and other exit-related costs. These charges were incurred pursuant to formal plans developed by management. The recognition of restructuring and other charges required us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provision are for their intended purpose in accordance with the developed exit plans.

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

Exchange of non-monetary assets:

Beginning January 2006, the Company adopted SFAS No. 153, Exchange of Non-Monetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). Accounting Principles Board Opinion 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

Share-based payment:

In January 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to note 2 of the consolidated financial statements for the impact of the adoption of SFAS 123R.

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

Accounting for certain hybrid financial instruments:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133 and 140, (“SFAS 155”)”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt SFAS 155 in fiscal year 2007. The Company is currently assessing the impact of the adoption of SFAS 155.

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 in fiscal year 2007. The Company is currently assessing the impact of the adoption of FIN 48.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of SFAS 157.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate on our Credit Facilities for the quarter ended October 1, 2006 was 9.9%. At October 1, 2006, our revolving Credit Facility of $15.0 million bore interest at 8.0% based on the U.S. prime rate and our Tranche A term debt bore interest at 10.75% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of October 1, 2006.

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

Our largest customers were Ingenico and MEI, Inc., which represented approximately 17.1% and 14.9%, respectively, of our total revenue for the third quarter of 2006. Our top ten largest customers (including Ingenico, MEI, Inc., Gilbarco and Leitch) collectively represented approximately 85% of our total revenue for the third quarter of 2006. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At October 1, 2006, we had $17.6 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada (as successor to Congress Financial Corporation) and its affiliates. The amount of indebtedness outstanding under the Wachovia Facilities fluctuates based on our operations. On October 1, 2006, we also had $23.0 million of second lien, subordinated term indebtedness outstanding under our Credit Agreement, with our pre-existing lenders. The levels and percentages of our debt, whether under our Wachovia Facilities or our Credit Agreement, could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•	We may fail to comply with covenants under which we borrowed our indebtedness, including the financial covenant under our Credit Facilities, which as of October 1, 2006 requires us to meet a consolidated EBITDA target on a rolling four quarter basis that is higher than the EBITDA targets we were previously required to meet. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Facilities contain subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

ITEM 6. EXHIBITS

List of Exhibits:

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 15, 2006

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2006