Form 10-K
period 2006-12-31
SMTC CORP
filed 2007-04-02
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-31051

SMTC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

635 Hood Road, Toronto, Ontario, Canada

(Address of Principal Executive Offices)

98-0197680

(IRS Employer Identification Number)

L3R 4N6

(Zip Code)

Registrant’s telephone number, including area code: 905-479-1810

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.01 per share.

Securities registered pursuant to Section 12(g) of the Act: NONE

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

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $25,800,000 on July 2, 2006, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 23, 2007, SMTC Corporation had 13,687,476 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 23, 2007, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 958,857 exchangeable shares outstanding, excluding 6,989,454 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled “Risk Factors—Factors that May Affect Future Results.” Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and it subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry. Certain statements in this Annual Report contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this Annual Report, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this Annual Report.

Item 1:	Business

BUSINESS

Overview

SMTC Corporation (“We” or “SMTC” or the “Company”) is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,300 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications market segments.

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

Fundamental to our key benefits is our strategic manufacturing approach in working with customers premised upon gaining insight into their business and bringing innovative solutions to enhance our customers’ competitiveness and profits. SMTC lowers total cost of ownership; improves product quality and reliability; accelerates new products to market; improves service and end customer delivery; reduces working capital requirements and capital expenditures; and improves our customers’ overall margins and end customer satisfaction.

During 2001, 2002 and 2003 we, in response to economic downturn and in particular the excess capacity caused by the slowing technology end market, commenced a restructuring program aimed at reducing our cost structure. In 2001, we focused on the improvement of capacity utilization and closed our Denver, Colorado assembly facility and our Haverhill, Massachusetts interconnect facility, re-sized our Mexico and Ireland facilities and reduced our excess equipment. In 2002, we took further steps to realign our cost structure and plant capacity. In 2003, we closed sites in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold our Appleton, Wisconsin manufacturing operations.

In late 2003, we developed a broad-based transformation plan designed to restructure, refinance and restore profitability and growth. This plan involved operational optimization programs, refinancing, stakeholder stabilization initiatives, strategy development and organizational renewal. With a new management team in place through 2004, we initiated and executed on each component of the plan including a recapitalization consisting of three main components: a private placement of equity securities, a new secured credit facility and a transaction with the Company’s pre-existing lenders to repay a portion of the Company’s pre-existing debt and restructure the balance of the Company’s pre-existing debt, which we refer to as the Recapitalization Transaction. At the operations level, we redefined site mandates, reduced overhead costs and shifted production between sites to optimize efficiencies. To position the Company for growth, a new customer-centric strategy was developed and designed to clearly define and execute on a clear value proposition for customers.

Our Toronto, Ontario site serves as the Company’s primary technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also continues to manufacture lower volume, higher complexity printed circuit board assemblies. Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. Our operations in Boston, Massachusetts specialize in high precision metal fabrication and system integration activities, while our San Jose, California operations specialize in printed circuit board assemblies, system integration and configuration and other related activities. Similarly, our engineering design services capability and our manufacturing relationship with China-based Alco Electronics Ltd., or Alco Electronics, will continue.

Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially completed in 2005. The focus for 2006 was to execute on a strategy for revenue growth through a combination of increasing the level of business with current customers and new customer acquisition and restoring profitability to a satisfactory level. During 2006, we gained several important new customers and added a number of new program wins within our current customer base, while at the same time maintaining operational excellence and cost containment. With these changes, the Company has been profitable for the past seven quarters.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model. This trend is predicted to continue to increase.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions which were outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers, specializing in manufacturing and offering expertise.

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•

Lowering Product Costs.    EMS providers are better able to reduce total product costs due to higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as established and ongoing relationships with suppliers, EMS providers are able to demonstrate better pricing and better inventory management.

•

Reducing Time-to-Market.    Electronics products are experiencing shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and enhance time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

•

Improving Supply Chain Management.    OEMs that manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers, who possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

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

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from development and introduction of new products through to the growth, maturity and end-of-life phases.

SMTC offers two vertically integrated manufacturing streams: PCBA products and larger-scale systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services from assembly, test, integration and box-build through to system level test, configure-to-order, and end customer order fulfillment. SMTC’s core services are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services.

Our PCBA-based product manufacturing handles a wide range of assemblies, from single PCB assemblies to PCBAs integrated into box-build enclosures; from low density simple designs to high density multi-level complex designs; and from low mix high volume to high mix low volume. SMTC focuses on automation and continuous improvement using real-time system monitoring to enhance our lean manufacturing approach.

The larger-scale systems manufacturing handles a wide range of system and subsystem assemblies, from rack assemblies to small scale subassemblies and modules, and electrical and mechanical subassembly and test through to full integration, box-build, configuration-to-order and end customer order fulfillment.

SMTC’s two manufacturing streams are vertically integrated to provide better control of quality, lead times and inventory risk and to avoid the “margin stacking” that occurs when these services are provided by entities that are not well connected. Customers benefit from lower costs, better quality and shorter lead times. Our vertically integrated manufacturing services include:

PCBA Assembly Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows SMTC to support medium to high mix and volume manufacturing requirements and delivering a final product directly to the end customer.

System-Level Integration, Box-Build and Test.    Our system and subsystem assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, battery boxes and connector blocks, power supplies, backplanes and thermal controls. Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, radio frequency, precision analog, power, thermal and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBA’s, subassemblies and systems to meet our customers’ requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

Enclosures and Precision Metal Fabrication.    SMTC uses premium grade sheet steel, stainless steel and aluminum ensuring high quality, which we can offer at a low cost due to our buying power. Technologically advanced equipment and processes enable SMTC to produce medium to complex product enclosures and metal parts while still achieving a low overall product cost. Our soft tooling approach minimizes up front costs and provides flexibility to respond quickly to engineering changes.

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

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically integrated manufacturing services, SMTC’s Global Procurement group plays a fundamental role in managing our portfolio of assets and relationships in the most efficient manner. Our Global Procurement expertise includes outsourcing based on market conditions and demand management criteria established with the customer; building flexibility into the supply chain network; designing a supply chain specific to individual customer needs; and having the ability to proactively plan. SMTC’s supply chain management team is responsible for all aspects of the Company’s supply network. This team works together with its customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, this team focuses on driving improved inventory turns, lowers excess and obsolete inventory risk and reduces overall costs to SMTC customers.

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

Our facilities are strategically located across a broad footprint in the United States, Canada and Mexico, in addition we have a third party relationship in China, which together provide regional centers for new product introductions, low volume production as well as low cost centers for higher volume production, all tightly integrated through our “Copy-Exact” approach. Unique in its use of the “Copy-Exact” methodology to provide EMS services, SMTC facilities utilize the same manufacturing equipment and systems, and follow standardized processes. This provides truly seamless and timely transitions of manufacturing activities, allowing our customers to capitalize on cost structures well suited to the profile of their product mix, phase of product life cycle and the demands of their end markets.

PCBA facilities are located in Toronto, San Jose and Mexico (Chihuahua). In addition, we have a third party agreement with Alco Electronics in China (Chang An). Our Enclosure and System Integration and Test facility is in Boston. Our Toronto office also houses corporate and global services including our global procurement, supply chain and engineering functions and our advanced technology development groups.

SMTC Key Benefits

We take pride in our team’s professionalism, technical competence and customer focus. Our commitment to service and our attitude and approach to solving our customers’ challenges in manufacturing are what assure long-term customer relationships. At SMTC, we are dedicated to ensuring customer needs are at the forefront of every decision. SMTC believes in the strategic partnership approach where significant benefits are gained by working closely as business partners. Our customers benefit from the following SMTC capabilities:

High Quality Performance    SMTC defines its performance by the standards and performance metrics of its customers. We bring a strong record of quality and on-time delivery at a highly competitive cost.

Customer-Tailored Solutions    A hallmark of SMTC’s customer partnership model is to maintain a detailed understanding of its customers’ businesses including customer’s market, positioning, and performance requirements. We pride ourselves in working closely with our customers at all organizational levels to respond quickly and effectively to changing conditions allowing our customers to capitalize on opportunities.

Flexibility    SMTC’s approach to capacity utilization and scalability is to retain a footprint in key locations, configured with a capital equipment base with short-term capacity requirements which can be optimized quickly through variability in shift labor. This allows us to expand rapidly in a cost effective manner to meet changes in customer demand.

Responsiveness    SMTC’s ability and willingness to respond quickly to customer needs and changes in market demands is fundamental to its manufacturing capabilities. Our unique use of the “Copy-Exact” methodology, our cell-based manufacturing approach, web-based supply chain management system for controlling inventory, e-plenishment system with suppliers, and team-based oriented production system are each fine-tuned on every aspect towards providing responsiveness to best help our customers meet their market fluctuations.

Manufacturing Efficiencies    Through its unique use of the “Copy-Exact” manufacturing methodology, all of SMTC’s EMS facilities operate and provide EMS services utilizing identical manufacturing equipment and systems, and following standardized processes. This provides customers with truly seamless and timely transitions between higher-cost new product introduction or production facilities and lower-cost facilities ensuring our customers benefit by reaching their cost or volume targets as early as possible. It also gives us knowledge sharing efficiency advantages, which we ultimately pass on to our customers through lower costs and increased flexibility and responsiveness.

Broad Range of Vertically Integrated Manufacturing Services    SMTC offers electronics manufacturing services including PCBA production, enclosure fabrication, systems integration and testing. These services are offered through two vertically integrated manufacturing streams: PCBA Products and Larger-scale Systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services from assembly, test, integration and box-build through to system level test, configure-to-order, and end customer order fulfillment. SMTC core services are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services. This vertical integration offers SMTC customers the benefits of lower costs, better quality, and shorter lead times.

SMTC’s Growth Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth and profitability. A cornerstone to SMTC’s strategy is our customer-centric focus throughout the organization. Our key strategies include:

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, and a detailed understanding of our customers’ challenges and how we can support them in meeting their goals. Our dedicated team approach is used throughout SMTC facilities and comprises members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operational and senior executive teams, demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with our capabilities. These sectors primarily include industrial, computing and networking, and communications industries. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for our capabilities. As we continue to leverage our experience and established relationships in our existing market segments, we also are exploring opportunities such as the medical equipment industry. The medical equipment industry is demonstrating unique market characteristics and significant growth expectations that lead us to believe that it is a good fit to our medium to high mix and volume manufacturing capabilities and provides growth potential.

Provide Advanced Technological Capabilities    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in assembly technologies and in design, engineering and test capabilities, we are able to provide our customers with a variety of advanced design and manufacturing solutions.

Provide Comprehensive Service Offerings    SMTC’s broad array of electronic manufacturing services spans the entire electronic product life cycle from introduction and development of new products to the support of products to growth and maturity phases. We perform advanced printed circuit board assembly and test and complement these capabilities with precision enclosure fabrication, system integration, product configuration, and build-to-order services. As products mature, we provide comprehensive value engineering services to reduce the cost of the products we produce without compromising quality or function. As products near their end of life, SMTC sustaining engineering, warranty repair, and supply chain management systems ensure continued availability and support of hard to source components while mitigating the risks associated with declining inventories. We believe that our breadth of services provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is time and cost effective.

Maintain a Competitive, Scalable Cost Structure.    We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but also is both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization. We have made key investments in manufacturing capacity and will continue to do so as we continue to grow.

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

SMTC focuses on automation and continuous improvement using real-time system monitoring in order to enhance our lean manufacturing approach. Our facilities use the same manufacturing equipment, as well as common manufacturing control systems, and follow standardized processes. This “Copy-Exact” methodology provides truly seamless and timely transitions between facilities and is unique among EMS providers. Customers can ramp to production in a regional facility and then quickly transition to a higher volume, lower cost facility in Mexico and China. As a result, our customers reach their cost or volume targets as early as possible. Further, “Copy-Exact” allows us to realize knowledge sharing efficiency advantages which we ultimately pass on to our customers through lower costs and increased flexibility and responsiveness.

Overall, we believe that our use of advanced technology and standardized processes combined with our technical skills, offers our customers both a high degree of expertise with manufacturing efficiencies and cost savings that position us competitively in the market.

Marketing and Sales

We market our services through a focused strategy that emphasizes our competitive differentiators in servicing our customers. In addition to developing relationships with established mid-tier and larger OEMs, we also selectively target certain emerging companies. We target prospective customers in a range of sectors including industrial, computing and networking, and communications markets and are actively exploring opportunities.

We identify and pursue prospects that fit our pre-defined set of criteria and require a volume of production that complements our customer-partnership approach and supply chain offerings. We position the Company as a mid-tier outsource EMS provider offering higher responsiveness and flexibility than Tier 1 EMS companies, and lower costs with broader scalability than Tier 3’s provide. The continued loyalty of our existing customers is one of our strongest marketing tools that demonstrates our strong focus on customer attention from the executive level to the factory floor and an earned and proven history of solid performance.

SMTC has a direct sales channel model with territory assignments based on geographical coverage of our target markets in North America. Our geographical coverage is enhanced through select manufacturers’ representative companies. Our marketing and sales team works collectively to gain insight on potential customers’ business, market positioning and business challenges and focuses on a solutions-based approach to enhancing profitability, market positioning and business performance for that customer. Our customer-centric focus continues through to the execution phase of our relationships with a dedicated team-based manufacturing approach throughout all SMTC facilities.

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

SMTC Suppliers

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2006, we purchased approximately $190 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

During 2006, no suppliers represented greater than 10% of our total purchases for the year. We believe that there is a sufficient availability of raw materials and supplies to serve our needs.

SMTC Customers

Our customer base of mid-tier and larger OEMs resides primarily in industrial, computing and networking and communications industries. Revenue in 2006 was attributed to the following industry sectors: 64% from industrial, 19% from communications and 17% from computing and networking.

We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

We have established customer relationships with industry leading OEMs. The electronic products we assemble and manufacture can be found in a wide array of end-products including:

•	High-end storage devices

•	Currency recognition systems

•	Point of sale and specialty transaction terminals

•	Biometric devices

•	Mixed-class telecommunication and networking equipment

•	Telephony systems (including VoIP and IVR)

•	Computing systems equipment

•	Professional video & broadcast equipment

•	GPS navigation and positioning systems

Our Competition

The EMS industry is composed of companies that provide a range of manufacturing services for OEMs, from PCBA, to design, prototyping, final system assembly, configuration, order fulfillment, repair and after-market services. The EMS market consists of Contract Manufacturers, or CMs, and Original Design Manufacturers, or ODMs. CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the CM sector.

CM providers fall within one of four tiers: large/Tier 1 (revenues greater than $1 billion) versus mid-size/Tier 2 ($250 million to $1 billion) versus regional companies/Tier 3 ($20 million to $250 million) versus small/Tier 4 (less than $20 million). SMTC competes against all providers in North America, although the domestic and international Tier 2 providers that target the North American OEM market are its chief competitors.

SMTC is ideally positioned for mid-tier and larger OEMs ($5 million to $50 million outsourcing spend) looking for more flexibility and responsiveness than Tier 1 EMS companies provide, and lower costs with broader scalability than Tier 3 EMS companies provide.

Our competitors include Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark Electronics Inc., and Plexus Corp., as well as numerous other smaller EMS providers. Certain competitors have greater manufacturing, financial, research and development and marketing resources than SMTC. We believe that the principal competitive factors in our segments of the EMS industry are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological advancement, the provision of value-added services and geographic locations.

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

In 2006, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. Beginning on January 1, 2007, the State of California will put into effect a similar measure under the Electronic Waste Recycling Act of 2003 which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

To date, the costs of compliance and environmental remediation have not been material. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur additional expenditures.

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

Our Structure and Our History

The SMTC family of companies includes the following companies, with their jurisdictions of incorporation or organization in parentheses:

SMTC Corporation (Delaware)

HTM Holdings, Inc. (Delaware)

940862 Ontario Inc. (Ontario, Canada)

Qualtron, Inc. (Massachusetts)

Radio Componentes de Mexico, S.A. de C.V. (Mexico)

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

In 2005 we initiated the liquidation process for SMTC Ireland Company, SMTC R&D Teoranta and SMTC Teoranta. Additionally, we completed the liquidation of SMTC Manufacturing Corporation of Ireland.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be rescheduled or canceled.

Employees

As of December 31, 2006, we employed approximately 1,300 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2006, our only unionized employees were at our Mexico facility (701 employees). We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005. In particular, sales to OEMs in the telecommunications and computing and networking industries worldwide were impacted. If the current general economic conditions change or decline we may experience a material adverse impact on our business, operating results and financial condition.

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

Ten customers form approximately 84% of our revenue and we expect to continue to depend upon a relatively small customer base for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As some of our costs and operating expenses are fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations even though we now have a track record of reducing costs.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Solectron Corporation, Benchmark Electronics Inc. and Plexus Corp. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have international operations, and some have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly affect us in the future. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	variations in the timing of shipments of products to customers;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	effectiveness in managing our manufacturing processes, inventory levels and costs;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	willingness of suppliers to supply the Company on normal credit terms; and

•	changes in the cost or availability of components or skilled labor.

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, we cannot forecast the level of customer orders with certainty. This makes it difficult to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and adversely affected costs.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain executive officers and key personnel or attract qualified management in the future. In connection with our restructuring, we significantly reduced our workforce. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

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

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the use in production, handling, storage and disposal of such materials. Compliance with these environmental laws is a major consideration for us because we use metals and other hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition we, along with any other person who arranges for the disposal of our wastes, may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having a material adverse effect on our operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At December 31, 2006, we had $18.8 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada and its affiliates (“Wachovia”), which we refer to in this report as the “Wachovia Facility.” The amount of indebtedness outstanding under the Wachovia Facility fluctuates based on our operations. On December 31, 2006, we also had $21.9 million of second lien, subordinated term indebtedness outstanding under our restructured, pre-existing credit facility, which we refer to in this report as the “Pre-existing Facility” (and together with the Wachovia Facility, the “Credit Facilities”), with our pre-existing lenders, The Bank of Nova Scotia, General Electric Capital Corporation, Silver Point Capital L.P., Royal Bank of Canada, and Lehman Commercial Paper Inc., which we refer to in this report as the “Pre-existing Lenders.” Our debt, whether under our Wachovia Credit Facility or Pre-existing Facility, could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness including the financial covenant under our Credit Facilities, which requires us to meet a consolidated EBITDA target on a rolling four quarter basis, which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Facility contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wachovia Facility or successor facilities.

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

The Wachovia Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory. Further, Wachovia has discretion to reduce availability under the Wachovia Facility.

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

Shares of authorized but unissued common stock may be issued from time to time by our Board of Directors without further stockholder action unless such action is required by Delaware law, under which the Company is incorporated, our charter, or the rules of the Nasdaq Global Market. Additional authorized but unissued shares of common stock might be used in the context of a defense against or response to possible or threatened hostile takeovers. It is not possible to predict in advance whether the issuance of additional shares will have a dilutive effect on earnings per share as it depends on the specific events associated with a particular transaction.

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

Facilities

We conduct our operations within approximately 490,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Toronto, Ontario	100,000	Leased
San Jose, California	37,500	Leased
Boston, Massachusetts	150,000	Leased
Chihuahua, Mexico	200,000	Owned

In addition, SMTC has a third party agreement with Alco Electronics in Chang An, China providing access to a 35,000 square foot facility designed around SMTC’s “Copy-Exact” model.

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

The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Toronto, Ontario, Canada L3R 4N6.

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

Market Information

Our common stock trades on The NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Stock Market for each quarter in the years ended December 31, 2006 and 2005.

	Common Stock Price
	2006		2005
	High	Low	High	Low
First Quarter	$2.66	$1.40	$2.09	$1.08
Second Quarter	3.02	2.22	1.19	0.77
Third Quarter	2.89	2.25	3.48	0.78
Fourth Quarter	2.88	2.32	3.35	1.38

Holders

As of March 23, 2007, there were approximately 56 holders of record of the Company’s common stock.

As of March 23, 2007, the Company had 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 13,687,476 shares were issued and outstanding. As of March 23, 2007, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 958,857 exchangeable shares outstanding, excluding 6,989,454 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

Dividends

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

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in note 13 to our consolidated financial statements.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Years Ended December 31,
	2002	2003	2004	2005	2006
Revenue	$525.2	$306.1	$244.6	$228.8	$262.8
Cost of sales	504.9	279.5	222.8	211.6	236.4

Gross profit	20.3	26.6	21.8	17.2	26.4
Selling, general and administrative expenses, including other changes (recoveries)	24.2	18.7	16.3	13.2	15.2
Amortization, including other charges (a)	2.5	4.1	2.3	—	—
Restructuring and other charges (recoveries)
Restructuring (recoveries) charges (a)	30.4	1.1	(1.6)	0.1	(1.4)
Gain on sale of assets (a)	—	—	—	—	(1.2)
Other expenses (f)	—	—	—	—	0.8

Operating (loss) earnings	(36.8)	2.7	4.8	3.9	13.0
Interest expense	8.3	5.1	4.5	4.6	5.4

Earnings (loss) before income taxes and discontinued operations	(45.1)	(2.4)	0.3	(0.7)	7.6
Income tax (recovery) expense (c)	(1.2)	35.0	0.5	(0.6)	(2.0)

Earnings (loss) from continuing operations	(43.9)	(37.4)	(0.2)	(0.1)	9.6
Earnings (loss) from discontinued operations (d)	(8.5)	(2.4)	0.8	—	0.9
Cumulative effect of a change in accounting policy (b)	(55.6)	—	—	—	—

Net earnings (loss), also being comprehensive income (loss)	$(108.0)	$(39.8)	$0.6	$(0.1)	$10.5

Basic earnings (loss) per share (e)
Basic earnings (loss) per share from continuing operations	$(7.65)	$(6.51)	$(0.02)	$(0.01)	$0.65
Basic earnings (loss) per share from discontinued operations	(1.48)	(0.42)	0.08	—	0.06
Loss per share from the cumulative effect of a change in accounting policy (b)	(9.69)	—	—	—	—

Basic earnings (loss) per common share	$(18.82)	$(6.93)	$0.06	$(0.01)	$0.71
Diluted earnings (loss) per common share	$(18.82)	$(6.93)	$0.06	$(0.01)	$0.70

Weighted average number of shares outstanding (e)
Basic	5.7	5.7	10.9	14.6	14.6
Diluted	5.7	5.7	10.9	14.7	15.0

(a)	2002 Charges:

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

2003 Charges:

During 2003, the Company recorded a net restructuring and other charge of $1.0 million, consisting of a net adjustment to previously recorded charges related to the 2001 restructuring program aimed at reducing its cost structure and plant capacity (the “2001 Plan”) and the 2002 Plan, respectively, of $0.3 million and additional charges incurred during 2003 of $1.3 million. During 2003, the Company also recorded an adjustment to other charges of $0.1 million, included in selling general and administrative expenses.

2004 Charges:

During 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”) and recorded restructuring charges related to severance costs of $1.5 million. The Company also recorded adjustments to previously recorded restructuring charges related to the 2001 Plan and the 2002 Plan of $3.8 million, an additional severance charge of $0.4 million related to the 2002 Plan, and net other charges incurred during 2004 of $0.3 million.

2005 Charges:

During 2005, the Company recorded net restructuring charges of $0.1 million consisting of: severance charges of $0.2 million; a reversal of previously recorded lease and other contract obligations of $0.2 million; a reversal of previously recorded severance charges of $0.5 million and other charges of $0.1 million, all related to the 2002 Plan; and severance charges of $0.5 million related to the 2004 Plan.

2006 Net recoveries:

During 2006, the Company recorded net restructuring recoveries of $2.6 million consisting of: $1.8 million resulting from a change in previously estimated amounts to be paid under the 2002 Plan as a result of new circumstances, a $1.2 million gain on sale of an asset previously written down, and additional charges $0.4 million under a plan initiated in 2006 related to the restructuring of management roles.

(b)	During 2002, the Company completed its transitional goodwill impairment test resulting in a goodwill impairment charge of $55.6 million. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Effective January 1, 2002, the Company discontinued amortization of all existing goodwill as a result of a new accounting standard issued in 2001.

(c)	During the second quarter of 2003 the Company performed its quarterly review of its deferred tax assets in accordance with SFAS No. 109. This review resulted in a decision to establish a full valuation allowance for deferred tax assets. Refer to note 7 to our consolidated financial statements.

(d)	During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3.1 million. The Company recorded a loss on disposal of $0.2 million, which has been included in the loss from discontinued operations during fiscal year 2003. Refer to note 8 to our consolidated financial statements.

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

(e)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

(f)	In 2006, the Company incurred expenses related to advisory fees.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Years Ended December 31,
	2002	2003	2004	2005	2006
Cash	$0.4	$0.2	$—	$—	$—
Working capital (deficiency)	(8.2)	(55.2)	11.6	9.6	21.3
Total assets	191.0	108.8	92.7	90.0	115.9
Total debt, including current maturities	82.6	70.1	33.9	28.5	41.0
Shareholders’ equity (deficiency)	18.0	(21.3)	14.1	14.0	23.9
Capital expenditures	2.8	0.2	0.3	2.5	4.4
Cash flows from operating activities	34.8	5.5	5.6	9.5	(9.5)
Cash flows from financing activities	(44.1)	(8.9)	(5.4)	(8.0)	10.5
Cash flows from investing activities	(2.4)	3.3	(0.4)	(1.5)	(1.0)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2006. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2005 and 2006. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 3, 2005	July 3, 2005	Oct 2, 2005	Dec 31, 2005	Apr 2, 2006	July 2, 2006	Oct 1, 2006	Dec 31, 2006
Revenue	$49.1	$57.0	$64.6	$58.1	$59.9	$61.1	$65.7	$76.1
Gross profit (a)	2.0	4.8	5.5	4.9	6.1	6.8	5.9	7.7
Earnings (loss) from continuing operations (a)	(2.6)	0.3	0.8	1.4	1.0	1.3	5.2	2.1
Earnings (loss) (a)	(2.6)	0.3	0.8	1.4	1.0	1.3	6.1	2.1
Earnings (loss) per share from continuing operations (b)	$(0.18)	$0.02	$0.05	$0.10	$0.06	$0.09	$0.35	$0.14
Weighted average number of shares outstanding — diluted	14.6	14.6	14.8	14.8	14.8	14.9	14.9	15.0

(a)	Each of the quarters ended April 3, 2005 and July 3, 2005, includes restructuring charges of $0.1 million. The quarter ended October 2, 2005 relates to the reversal of previously recorded restructuring charges of $0.1 million. The quarter ended October 1, 2006 includes $5 million of one-time items including an income tax recovery, proceeds from the sale of real estate, final proceeds from the sale of operations discontinued in 2002 and a net adjustment to restructuring accruals.
(b)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and it subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) included within this Annual Report on Form 10-K. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors—Factors That May Affect Future Results” section above. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Annual Report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in US dollars unless specifically stated otherwise.

Corporate History

SMTC Corporation is the result of the July 1999 combination of Surface Mount and HTM. Surface Mount was established in Toronto, Ontario in 1985. HTM was established in Denver, Colorado in 1990. SMTC was established in Delaware in 1998. After the combination, we purchased Zenith Electronics’ facility in Chihuahua, Mexico, which expanded our cost-effective manufacturing capabilities in an important geographic region. In September 1999, we established a manufacturing presence in the northeastern United States and expanded our value-added services to include high precision enclosure capabilities by acquiring Boston, Massachusetts based W.F. Wood. In July 2000, we acquired Pensar Corporation, an EMS company specializing in design engineering headquartered in Appleton, Wisconsin. On July 27, 2000, we consummated an initial public offering of 1,325,000 shares of our common stock and 875,000 exchangeable shares of our subsidiary SMTC Manufacturing Corporation of Canada, or SMTC Canada. Each exchangeable share of SMTC Canada is exchangeable at the option of the holder at any time into one share of our common stock, subject to compliance with applicable securities laws. On August 18, 2000, we sold an additional 330,000 shares of common stock upon exercise of the underwriters’ over-allotment option. In November 2000, we acquired Qualtron Teoranta, a provider of specialized cable and harness interconnect assemblies, based in Donegal, Ireland and with a subsidiary in Haverhill, Massachusetts. In 2001, we closed our facilities in Denver, Colorado and Haverhill, Massachusetts. In 2002, we closed our facility in Cork, Ireland. In 2003, we closed our facilities in Donegal, Ireland, Austin, Texas and Charlotte, North Carolina and sold the majority of our operations in Appleton, Wisconsin.

Overview

Background

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, computing and networking, and communications market segments. We currently service our customers through manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, and Mexico as well as through our manufacturing relationship with China-based Alco Electronics. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support.

As the technology sector grew rapidly in 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in 2001 and 2002, we began an operational restructuring that involved closing six, and selling one, of our manufacturing facilities.

In early 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, recapitalization, strategy development and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components:

•	a private placement of equity securities;

•	a transaction with SMTC’s pre-existing lenders (the “Pre-existing Lenders”) to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt; and

•

a new secured credit facility with Wachovia Capital Finance of Canada and its affiliates (“Wachovia”). This secured credit facility with Wachovia included a $40 million credit facility available to the Company’s U.S. and Canadian operating entities and a term loan of up to $2 million (the “Wachovia Facilities”).

The components of this recapitalization are more fully discussed in note 4 “Long-term debt and capital leases” to the accompanying consolidated financial statements and the discussion under “Capital Resources” within the “Liquidity and Capital Resources” section of this MD&A.

The operational optimization announced during 2004 consisted of changes to our manufacturing operations designed to provide greater focus on new customer and new product introduction and technical activities, improve capacity utilization, align our cost structure to expected revenue, and to enable us to become profitable on a sustained basis (the “2004 Plan”).

During 2005, we continued to execute our transformation plan to restore the Company to growth and profitability and therefore announced additional optimization related charges. Having reduced capacity and costs, stabilized the stakeholder base and refinanced the balance sheet, our transformation plan was substantially complete in mid-2005. The various plans and details of these restructuring activities are more fully discussed in note 6 “Restructuring and other charges” to the accompanying consolidated financial statements.

Developments in 2006

Having completed our transformation plan, our primary focus in 2006 was centered on the execution of a strategy that would enable us to increase revenue through a combination of increasing the level of business with current customers and through new customer acquisition and would restore profitability to a satisfactory level.

We believe 2006 was a successful year in many respects for the Company, highlighted by double digit growth in revenues over 2005 and record earnings for the year culminating with our strongest fourth quarter in recent history both in revenues and from a net earnings perspective, with industry leading margin metrics. The Company has grown sequentially and year over year each and every quarter of 2006 driven by both growth and increased share of business with existing customers and the addition of new customers in 2006, while at the same time maintaining operational excellence and cost containment.

However, we did not meet our cash generation targets as the Company invested in inventory and accounts receivables mainly the result of the supply chain side challenges, due to both external as well as internal forces. To address this issue, the Company is undertaking a number of inventory reduction initiatives. A number of other investments were made over the year in both people and equipment to support the growth in 2006 and anticipated continued growth in 2007.

In the third quarter of 2006, the Company realized a number of one-time items with a net favorable impact on net income of approximately $5.0 million. Included in one time items were an income tax recovery, proceeds on sale of surplus real estate, final proceeds from the sale of operations discontinued in 2002 and a net adjustment to restructuring accruals.

During the year, the Company and Wachovia signed an amendment to the Wachovia Facilities which increased the amount of the term loans to $2.0 million, repayable over a period of 36 months.

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extended the term of the secured credit facility to October 15, 2007.

In September 2006, the Company and Wachovia amended the Wachovia Facilities to increase permitted borrowings under the secured credit facility from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As a part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million which bears a variable interest rate based on LIBOR plus five (5%) to seven (7%) percent depending on the senior leverage ratio. The Term Loan B has quarterly payments of $0.3 million, maturing on October 15, 2007 and is secured by the Company’s Mexican based assets.

The Company is currently in the process of refinancing some of its debt to address the maturity of some its debt in 2008 as well as to improve the flexibility and terms of its credit agreements.

In March 2007, the Company and Wachovia signed another amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loan to April 15, 2008.

Results of Operations

Continuing Operations

Our contractual arrangements with our key customers generally provide a framework for our overall relationship with our customers. Revenue from the sale of products is recognized when goods are shipped to customers and title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and the earnings process is complete. Actual production volumes are based on purchase orders for the delivery of products. Typically, these orders do not commit to firm production schedules for more than 30 to 90 days in advance. To minimize inventory risk, generally we order materials and components only to the extent necessary to satisfy existing customer forecasts or purchase orders. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition.

The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

The consolidated financial statements of SMTC are prepared in accordance with US GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 13 of the consolidated financial statements.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2004	December 31, 2005	December 31, 2006
Revenue	100.0%	100.0%	100.0%
Cost of sales	90.6%	92.5%	89.9%

Gross profit	9.4%	7.5%	10.1%
Selling, general and administrative expenses	6.5%	5.7%	5.8%
Amortization	0.9%	—	—
Restructuring (recoveries) charges	—	—	(0.5)%
Gain on sale of assets	—	—	(0.5)%
Other expenses	—	—	0.3%

Operating earnings	2.0%	1.8%	5.0%
Interest expense	1.9%	1.9%	2.1%

Earnings (loss) from continuing operations before income taxes	0.2%	(0.1)%	2.9%
Income tax (recovery) expense
Current	0.3%	—	(0.8)%
Deferred	(0.1)%	(0.2)%	—

	0.2%	(0.2)%	(0.8)%

Net (loss) earnings from continuing operations	(0.0)%	0.1%	3.7%

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenue

Revenue increased $34.0 million, or 14.9%, from $228.8 million for the year ended December 31, 2005 to $262.8 million for the year ended December 31, 2006. The increase in revenue is largely due to the growth in revenue from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), MEI, Inc. (formerly Mars Electronics) (“MEI”) and a longstanding industrial customer, and supported by growth in the majority of the Company’s other larger accounts during 2006 compared to 2005, partially offset by the decline in revenue from EMC Corporation (“EMC²”) and International Business Machines Corporation (“IBM”) as certain products approach end of life. Harris became a new customer in the second half of 2005 and consequently its production requirements increased during 2006 in addition to their own end market growth. The growth in MEI and our other industrial customer represents both an increase in their end market business and an increased share of their business for SMTC.

During 2006, revenue from the industrial sector represented 64.1% of revenue compared to 47.7% of revenue in 2005. The increase in the percentage of revenue generated from the industrial sector in 2006 compared to 2005 is largely is due to the growth in revenue from MEI, Harris and a longstanding industrial customer during 2006. The percentage of sales attributable to the computing and networking sector was 16.9% during 2006 compared to 34.2% during 2005 resulting from the expected decline in revenue from EMC² and IBM, partially offset by the increase in revenue from other computing and networking sector customers during 2006. The percentage of sales attributable to the communications sector was 18.9% during 2006, which was relatively unchanged from 18.1% in 2005.

During 2006, we recorded approximately $7.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.7 million in 2005. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 83.6% of revenue during 2006, compared to 82.2% in 2005. Revenue from our three largest customers during 2006 was $43.4 million from Ingenico S.A. (“Ingenico”), $35.9 million from MEI and $29.4 million from Harris, representing 16.5%, 13.7% and 11.2%, respectively, of total revenue for 2006. This compares with revenue of $48.8 million from EMC², $40.6 million from Ingenico and $24.5 million from MEI, representing 21.3%, 17.7% and 10.7%, respectively, of total revenue for 2005. No other customers represented more than 10% of revenue in either year.

During 2006, 39.1% of our revenue was attributable to our operations in Mexico, 38.7% in the US and 19.2% in Canada. During 2005, 43.9% of our revenue was attributable to our operations in Mexico, 42.2% in the US and 13.9% in Canada. The increase in Canada was the result of increased revenue from Harris. Harris was a new customer introduced in 2005. The decrease in production in the US was the result of the decreased revenue from EMC2, largely offset by revenue from a key customer in the semi-conductor test equipment market. Revenue increased in Mexico mainly due to increases in MEI and other customers, however as a percentage of the total it has somewhat declined.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit increased from $17.2 million, or 7.5% of revenue, for 2005 to $26.5 million, or 10.1% of revenue, for 2006. This increase in gross profit is largely due to increased sales and a change in the customer mix from 2005. Included in gross profit for 2005 is a net recovery of restructuring and other charges of $1.2 million which were recorded in 2004. There were no such recoveries included in the gross profit for 2006.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $2.1 million during 2006 to $15.2 million from $13.1 million in 2005, but remained relatively constant as a percentage of revenue at 5.7% for 2005 and 5.8% of revenue for 2006. The increase in selling, general and administrative expenses largely reflects increases in staff and compensation increases including stock-based compensation expense of $0.2 million.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During 2001 and 2002, we announced restructuring programs aimed at reducing our cost structure and plant capacity (the “2001 Plan” and the “2002 Plan,” respectively) and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs.

During 2004, we announced further changes to our manufacturing operations as we executed the Company’s transformation plan (the “2004 Plan”). During 2004 and 2005, we recorded various adjustments to the 2001 Plan and the 2002 Plan and additional charges related to the 2004 Plan.

The transformation plan continued in 2005. Net expense for 2005 included the reversal of previously recorded lease and other contract obligations of $0.2 million related to the settlement of various equipment leases for less than originally estimated; severance charges of $0.7 million related to workforce reduction; a reversal of previously recorded severance charges of $0.5 million related to change in the estimate of amounts to be paid and other facility exit costs of $0.1 million related to costs associated with the closure of the Austin, Texas facility.

During 2006, we restructured our management to control operating costs (the “2006 Plan”). During 2006, we had a net recovery related to restructuring of $2.6 million, or 1.0% of revenue when compared to a net expense of $0.1 million, for 2005. The net recovery for 2006 included a recovery of $1.8 million related to the reduction of a liability recorded as part of the 2002 Plan, a gain on the sale of an asset previously written down of $1.2 million and recorded severance charges of $0.5 million related to the 2006 Plan.

We expect the majority of the remaining restructuring accrual related to our various restructuring plans to be paid by the end of 2007 through borrowings under our revolving credit facility.

For more detailed disclosure related to theses plans and charges recorded please refer to note 6 “Restructuring and other charges” of the accompanying consolidated financial statements.

Interest Expense

Interest expense increased by $0.8 million from $4.6 million in 2005, to $5.4 million for 2006. Interest expense for 2005 included the amortization of deferred financing fees of $1.0 million which increased in 2006 by $0.1 million as a result of the amortization of additional financing fees incurred as part of the September 2006 amendment and the addition of the Term loan B during 2006. In addition, interest expense increased due to higher average debt balances outstanding during 2006 as compared to 2005. The weighted average interest rates with respect to the debt were 9.7% and 10.1%, for the years ended December 31, 2005 and December 31, 2006 respectively.

Included in interest expense for both 2005 and 2006 is a reduction of $0.3 million related to the amortization of the value of the cancelled warrants.

The amortization of deferred financing fees and the value of the cancelled warrants is expected to end in 2008.

Income Tax Expense

The net tax recovery for 2006 of $2.0 million includes a current tax recovery of $2.2 million from the release of previously recorded income tax reserves and the receipt of a previously unrecorded tax refund offset by current year alternative minimum tax expense. The net recovery of $0.6 million in 2005 includes a deferred tax recovery of $0.5 million in respect of its Mexican deferred tax assets and a current recovery of $0.1 million.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of the quarterly reviews undertaken at the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2005 and 2006, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $0.6 million and $0.5 million, respectively. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset.

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of $74.2 million, of which $1.3 million will expire in 2012, $3.6 million will expire in 2014, $0.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and the remainder will expire between 2020 and 2026.

During 2006, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry forwards has not been limited.

Retained Earnings

In December 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which clarified the way that a company should evaluate identified unadjusted errors for materiality. SAB 108 required that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach we used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.

Using the rollover approach resulted in an accumulation of misstatements to our balance sheets that were deemed immaterial to our financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. We have elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the respective accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our deficit for the adoption of SAB 108 by $0.7 million. Included in this cumulative adjustment is a $0.5 million decrease in property, plant and equipment relating to amortization of leasehold improvements in the years 2000 to 2005. The remaining amount includes increases in accrued liabilities and inventory of $0.3 million and $0.1 million, respectively, and decreases in accounts receivable, long-term debt, other assets and capital stock of $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively.

Discontinued Operations

In the third quarter of 2006, income from discontinued operations included additional proceeds from the liquidation of the Cork, Ireland facility in the amount of $0.9 million. It is anticipated that this is the final recovery on the liquidated facility.

Related Party Transactions

Private equity funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired approximately 50% of the capital stock of MEI during the second quarter of 2006. Blair Hendrix, a director of the Company, is also an Operating Partner of Bain Capital, and Bain Capital may be deemed to control MEI. All transactions between the Company and MEI in 2006 were in the normal course of operations.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenue

Revenue decreased $15.8 million, or 6.5%, from $244.6 million in 2004 to $228.8 million in 2005. The decline in revenue resulted from lower production volume from IBM as its program neared completion and the effect of the loss in 2004 of Square D as a customer lowering revenue by $29.6 million in 2004 and $22.6 million in 2005. This was partially offset by growth in revenue from EMC² of $39.3 million for 2005 compared to 2004 and from the addition of certain other customers during 2005.

During 2005, revenue from the industrial sector represented 47.7% of revenue compared to 56.5% of revenue for 2004. The decline was largely due to the loss of Square D as a customer. The reduction in the percentage of revenue generated from the industrial sector in 2005 compared to 2004 is largely due to the effect of the loss of Square D as a customer in 2004. The percentage of revenue generated from the computing and networking sector increased from 30.5% in 2004 to 34.2% in 2005, due to the growth in revenue earned from EMC² during 2005, partially offset by the reduction in revenue earned from IBM in 2005. The increase in the percentage of revenue earned from the communications sector from 13.0% in 2004 to 18.1% in 2005, was due to the increase in revenue earned from a number of our smaller customers during 2005.

During 2005, we recorded approximately $6.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $9.1 million in 2004. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. During 2005, the Company’s ten largest customers represented approximately 82% of revenue compared to 84% during 2004. Revenue from our three largest customers during 2005 was $48.8 million from EMC², $40.6 million from Ingenico and $24.5 million from MEI, representing 21.3%, 17.7% and 10.7%, respectively, of total revenue for 2005. This compares with revenue of $41.0 million from IBM, $38.7 million from Ingenico and $24.9 million from MEI representing 16.8%, 15.8% and 10.2%, respectively, of total revenue for 2004. There were no other customers representing more than 10% of revenue in either year.

During 2005, 43.9% of our revenue was attributable to our operations in Mexico, 42.2% in the US and 13.9% in Canada. During 2004, 54.1% of our revenue was attributable to our operations in Mexico, 29.4% from the US and 16.5% from Canada. The increase in production in the US reflects the increase in revenue earned from EMC² compared to 2004. The decrease in production in Canada is due to certain product lines being transferred to our lower cost Mexico facility.

Gross Profit

Gross profit decreased $5.8 million from $23.0 million, or 9.4% of revenue, for 2004, to $17.2 million, or 7.5% of revenue, for 2005. The decline in gross profit absolute dollars and as a percentage of revenue is due partially to a net recovery of restructuring and other charges of $1.2 million recorded in 2004, including net proceeds of $1.8 million related to the settlement of a legal claim for obsolete inventory previously written off, and another charge of $1.0 million related to a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector, offset by the recovery of a previously recorded other charge of $0.4 million. The decline in gross profit absolute dollars is also due to the lower sales base in 2005 coupled with a change in customer mix, partially offset by improved utilization of fixed costs. The decline in the gross profit as a percentage of revenue is also due to a change in customer mix and higher variable costs as a percentage of revenue, partially offset by improved utilization of fixed costs.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.8 million from $16.0 million, or 6.5% of revenue, for 2004 to $13.2 million, or 5.7% of revenue, for 2005. The decrease in selling, general and administrative expenses in both absolute dollars and as a percentage of revenue is the result of corporate-wide cost containment measures. Selling, general and administrative expenses for fiscal year 2004 include an adjustment of $0.3 million related to proceeds received on the sale of an asset previously written off, offset by a provision for the settlement of a Mexican labor dispute of $0.3 million.

Amortization

Amortization of intangible assets of $2.3 million for 2004 related to the amortization of deferred finance costs related to the establishment of our senior credit facility in July 2000 and subsequent amendments thereto.

The deferred finance costs related to the recapitalization transaction that closed on June 1, 2004 are recorded as interest expense commencing the third quarter of 2004.

Restructuring and Other Charges

During the third quarter of 2004, the Company implemented the 2004 Plan, seeking to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During 2004 and 2005, the Company recorded various adjustments to the 2001 Plan and the 2002 Plan and additional charges related to the 2004 Plan. For more detailed disclosure related to restructuring and other charges please refer to note 6 “Restructuring and other charges” of the accompanying consolidated financial statements.

During 2005 there was a net restructuring charge of $0.1 million, compared to a net recovery for 2004 of $1.6 million. The net restructuring charge for 2005 included: severance charges of $0.7 million, consisting of $0.2 million in connection with the 2002 Plan and $0.5 million in connection with the 2004 Plan related to workforce reduction; a reversal of previously recorded severance charges of $0.5 million related to change in the estimate of amounts to be paid and other facility exit costs of $0.1 million related to costs associated with the closure of the Austin, Texas facility.

In comparison, the net restructuring recovery in 2004 included: the recovery of a previously recorded inventory charge of $1.8 million for net proceeds of the same amount resulting from a favorable settlement of a four-year dispute over obsolete inventory with a former customer; the reversal of previously recorded lease and other contract obligations of $2.0 million which included $1.7 million in connection with the 2001 Plan associated with the settlement of a legal suit related to the facility lease in Monterrey, Mexico and $0.3 million in connection with the 2002 Plan related to the settlement of various equipment leases for less than originally estimated; and severance charges of $1.9 million, consisting of $0.4 million in connection with the 2002 Plan related to a change in the estimate of amounts to be paid out and $1.5 million in connection with the 2004 Plan related to employees in Mexico and Canada.

Other charges were nil in 2005 compared to a $0.3 million charge in 2004. The $0.3 million charge related to an increase in cost of sales of $0.6 million which consisted of an inventory charge of $1.0 million in connection with a provision against inventory caused by an unanticipated volume decline from a major customer that operates in a cyclical sector, offset by a recovery of a previously recorded inventory write down of $0.4 million. This was offset by proceeds of $0.3 million from the sale of an asset previously written off.

Interest Expense

Interest expense increased $0.1 million from $4.5 million for 2004 to $4.6 million for 2005. Interest expense for 2004 included the amortization of deferred financing fees of $0.5 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Interest expense for 2005 includes amortization of deferred financing fees of $1.0 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants.

Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense decreased $0.3 million from $4.2 million for 2004 to $3.9 million for 2005 due to lower average debt balances outstanding during 2005, partially offset by higher interest rates in 2005 as compared to 2004. The weighted average interest rates with respect to the debt for the years ended December 31, 2004 and December 31, 2005 were 7.4% and 9.7%, respectively.

We expect the majority of the remaining restructuring accrual related to the various plans to be paid by the end of 2007 by drawing on our revolving credit facility.

Income Tax Expense

The net tax recovery for 2005 of $0.6 million includes an addition to the deferred tax asset of $0.5 million and a recovery of current taxes of $0.1 million. The net tax expense of $0.5 million for 2004 includes minimum tax on an intercompany dividend payment of $0.5 million.

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

At December 31, 2005, the Company had total net operating loss carryforwards of approximately $77.6 million (2004 — $105.2 million), of which $38.0 million will expire in 2021, $20.1 million will expire in 2022, and $19.5 million will expire in 2023.

During 2006, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry forwards has not been limited.

Discontinued Operations

Earnings from discontinued operations during 2004 consisted primarily of proceeds from the settlement of a lawsuit of $0.2 million and an adjustment to the remaining accrual for closing costs of $0.2 million, both relating to the closure of the Appleton manufacturing facility, and proceeds from the liquidation of the Cork, Ireland facility of $0.4 million.

Taxes related to income from discontinued operations were offset by the recognition of tax loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the Wachovia Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

The following table outlines the summary level cash flow changes for the years ended December 31:

	December 31, 2004	December 31, 2005	December 31, 2006
Cash provided by (used in):		—
Operating activities	$5.6	$9.5	$(9.5)
Financing activities	(5.4)	(8.0)	9.6
Investing activities	(0.4)	(1.5)	(0.1)

(Decrease) Increase in cash and cash equivalents	(0.2)	—	—

Cash and cash equivalents, beginning of year	0.2	—	—

Cash, end of the year	$—	$—	$—

2006 Liquidity

Net cash used in operating activities for 2006 was $9.5 million. The use of cash was the result of increased working capital requirements of $24.8 million and an increase in cash related to non-cash depreciation and other charges of $4.9 million and net earnings of $10.5 million which included a gain on disposition of property, plant and equipment of $1.2 million. The net use of working capital of $24.8 million consisted of an increase in accounts receivable and inventories of $18.4 million and $9.6 million, respectively, offset by an increase in accounts payable and accrued liabilities of $1.9 million, income taxes recoverable of $0.8 million and prepaid expenses of $0.4 million. Accounts receivable days sales outstanding were 55 days for the fourth quarter of 2006 compared to 39 days for the same period in 2005 reflecting extended terms with certain customers. Inventory turnover on an annualized basis was at 6.1 times for 2006 and 6 times for 2005. Accounts payable days outstanding were 57 days for the fourth quarter of 2006 compared to 53 days for the same period in 2005 reflecting improved terms negotiated with certain of our suppliers. During 2005, the Company paid $1.9 million in connection with restructuring charges when compared with $0.5 million in 2006.

Net cash generated in financing activities during 2006 of $9.6 million consists of the net borrowing under our credit facilities of $11.9 million and the repayment of capital leases of $1.7 million, offset by deferred financing fees of $0.6 million. During 2006, we amended our 2004, 3-year $40 million revolving credit facility and a $1.4 million term loan facility with Wachovia increasing the maximum indebtedness to $45 million and amended the terms to provide greater flexibility to address our working capital requirements. At December 31, 2006, we had $18.8 million of indebtedness outstanding under the Wachovia Facilities. The Wachovia Facilities have a borrowing base formula that bases our ability to borrow on the amount and characteristics of our accounts receivable and inventory.

Net cash used in investing activities for 2006 of $0.1 million consisted of purchase of capital assets of $2.2 million and proceeds from discontinued operations of $0.9 million, offset by proceeds from the sale of land of $1.2 million.

2005 Liquidity

Net cash generated from operating activities for fiscal year 2005 was $9.5 million. The generation of cash was the result of a net loss of $0.1 million and an increase in deferred taxes of $0.5 million offset by non-cash depreciation and other charges of $7.9 million and the generation of working capital of $2.2 million. The net generation of working capital of $2.2 million consists of an increase in accounts receivable, a decrease in income tax payable and an increase of inventory of $3.0 million, $0.4 million and $0.1 million, respectively, all of which used working capital. This was offset by a net increase in accounts payable and accrued liabilities of $5.7 million which generated working capital. Accounts receivable days sales outstanding was 38 days for the fourth quarter of 2005 compared to 45 days for the same period last year. The reduction in days sales outstanding is due to the Company negotiating shorter credit terms with a certain customer during the second half of 2005 and improved collection activities. Inventory turned, on an annualized basis, six times for both fiscal year 2005 and fiscal year 2004. Accounts payable days outstanding was 53 days for the fourth quarter of 2005 compared to 51 days for the same period last year. The increase in accounts payable days outstanding is due to the Company negotiating improved terms with certain of its suppliers. During fiscal year 2005, the Company paid $1.9 million in connection with restructuring charges.

Net cash used in financing activities during fiscal year 2005 of $8.0 million consists of the net decrease in long-term debt of $6.1 million and the repayment of capital leases of $1.9 million. Under the Wachovia Credit Facility, we have a secured revolving credit facility of up to $40 million. At December 31, 2005, we had $2.7 million of indebtedness outstanding under our Wachovia Credit Facility. The Wachovia Credit Facility has a borrowing base formula that bases our ability to borrow on the amount and characteristics of our accounts receivable and inventory.

Net cash used in investing activities for fiscal year 2005 of $1.5 million consists of the purchase of capital assets of $2.5 million, offset by proceeds from the disposal of a vacant building in Mexico of $1.0 million.

Capital Resources

The Company effected a recapitalization transaction in 2004 through three main components: a private placement of equity securities, a transaction with our Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt and a new secured credit facility.

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

Also on June 1, 2004, we obtained a new, 3-year $40 million secured credit facility, subject to certain borrowing base conditions, from Wachovia.

The Wachovia Facilities includes the following terms:

•

The borrowing base for the revolving loan facilities is calculated using a formula based on (i) the lesser of 50% of the value of the eligible inventory of the Company’s U.S. and Canadian operating entities valued at the lower of cost or market value, or 85% of such inventory’s appraised value, both subject to a $5 million cap and (ii) 85% of the eligible accounts receivable of those entities.

•	The revolving loan facility originally required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding.

•

The Wachovia Facilities include a single financial covenant that requires the Company to maintain a specified level of consolidated EBITDA and subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those resulting in a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The Company was required to achieve consolidated EBITDA of $5.0 million cumulatively for the first two quarters of 2004, $7.5 million cumulatively for the first three quarters of 2004, which the Company achieved, and $11.0 million cumulatively for 2004 in total. In March 2005, the Company and Wachovia signed an amendment to the Wachovia Facilities (the “March 2005 Amendment”) which amended the EBITDA covenant for the year ended December 31, 2004 to $10.0 million, and on a consolidated rolling four quarter basis, amended the EBITDA covenant for the first, second, third and fourth quarters of 2005 to $6.5 million, $5.0 million, $5.0 million and $8.0 million, respectively. Thereafter, the Company is required to maintain consolidated EBITDA of $11.0 million on a rolling four quarter basis.

•

The Wachovia Facilities are secured by current and future assets of the Company’s U.S. and Canadian operations. The security interest granted to Wachovia ranks senior to any security interest of the Pre-existing Lenders.

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

During the period from November 2004 and August 2005, the Company, together with Wachovia executed amendments to the Wachovia Facility reducing the EBITDA targets for the quarters ended December 31, 2004 to December 31, 2005 and allowing the Company to elect to use a springing lock box arrangement, whereby remittances from customers would be forwarded to the Company’s general bank account rather than the lock-box arrangement as previously required. Also during this period the Company executed an amendment to the subordinated debt facility, which reduced the EBITDA targets for each of the four quarters in the year ending December 31, 2005.

In August 2005, we signed a further amendment to the Wachovia Facilities which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

In June 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which increased the amount of the term loans to $2.0 million, repayable over a period of 36 months.

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the renewal date of the revolving credit facilities to October 15, 2007.

In September 2006, the Company and Wachovia signed a fourth amending agreement to the Wachovia Facilities which increased the maximum indebtedness from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million. This portion of the facilities bears a variable interest rate based on LIBOR plus five to seven percent depending on the senior leverage ratio thereunder. The Term Loan B has a quarterly repayment term of $0.3 million maturing on October 15, 2007 and is secured by our Mexican based assets.

The Company is currently in the process of refinancing some of its debt to address the maturity of some its debt in 2007 and 2008 as well as to improve the flexibility and terms of its credit agreements.

In March 2007, the Company and Wachovia signed another amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loans to April 15, 2008.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt under the Wachovia facility has been classified as long-term as at December 31, 2006 with the exception of Term loan B component which is currently due on October 15, 2007.

At December 31, 2006, we had $18.8 million of indebtedness outstanding under the Wachovia Facilities and term debt, $21.9 million of subordinated debt and $0.3 million related to the unamortized value of the cancelled warrants related to the pre-existing facility.

We believe that cash generated from operations, available cash and amounts available under our Credit Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

As at December 31, 2006, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2007	2008	2009	2010	2011	Thereafter	Total
Senior debt revolving	$—	$7.1	$—	$—	$—	$—	$7.1
Senior debt term	10.0	1.7	—	—	—	—	11.7
Subordinated debt	11.7	10.2	—	—	—	—	21.9
Capital lease obligations	0.5	0.6	0.5	0.2	0.2	—	2.0
Operating lease obligations	1.7	1.3	1.2	1.2	1.2	3.4	10.0

Total	$23.9	$20.9	$1.7	$1.4	$1.4	$3.4	$52.7

In addition to the principal repayments in the table above, the Company is obligated to pay $1.9 million of payment in kind interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

Included in the operating lease obligations is $1.9 million representing lease costs for 2005, which has been recorded as part of the restructuring charges and accrued in the consolidated financial statements at December 31, 2005. There are no lease costs accrued as part of restructuring charges in 2006.

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

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2006. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

Accounting changes and Recent accounting pronouncements

Please refer to note 2 of the accompanying consolidated financial statements.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 to the accompanying consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to deductible temporary differences and tax loss carryforwards are appropriate.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at both floating and fixed rates. The weighted average interest rate on our credit facilities for the quarter ended December 31, 2006 was 10.5%. At December 31, 2006, our revolving credit facility of $7.1 million bore interest at 8.75% based on the U.S. prime rate, our Tranche A term debt bore interest at 10.75% based on the U.S. base rate and Term loan B bore interest at 10.35% based on the LIBOR rate. If base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

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

On March 28, 2007, certain subsidiaries of SMTC Corporation entered into a Letter Agreement (the “US Letter Agreement”) with Wachovia Capital Finance Corporation (Central) (“Wachovia”) (as successor to Congress Financial Corporation (Central)) with respect to the Loan Agreement dated as of June 1, 2004 by and among Wachovia, SMTC Manufacturing Corporation of California (“SMTC California”), SMTC Manufacturing Corporation of Wisconsin (“SMTC Wisconsin”), SMTC Manufacturing Corporation of Massachusetts (“SMTC Massachusetts”) and SMTC Mex Holdings, Inc. (“SMTC Mex” and together with SMTC California, SMTC Wisconsin and SMTC Massachusetts, the “US Borrowers”), as amended by the Original Amending Agreement dated March 10, 2005, as further amended by the First Amending Agreement dated March 31, 2005, as further amended by the Second Amending Agreement dated August 17, 2005, as further amended by the Third Amending Agreement dated June 12, 2006, as further amended by the Extension Letter effective as of August 2, 2006, and as further amended by the Fourth Amending Agreement effective as of September 20, 2006 (the “US Loan Agreement”). The US Letter Agreement extends the Renewal Date of the US Loan Agreement to April 15, 2008. Additionally, the US Borrowers agreed to pay the Lender an early termination fee equal to 0.50% of the US Maximum Credit (as defined in the US Loan Agreement) if the US Loan Agreement is terminated prior to October 15, 2007.

On March 13, 2007, SMTC Manufacturing Corporation of Canada (“SMTC Canada”) entered into a Letter Agreement (the “Canadian Letter Agreement”) with Wachovia Capital Finance Corporation (Canada) (“Wachovia Canada”) (as successor to Congress Financial Corporation (Canada)) with respect to the Loan Agreement dated as of June 1, 2004 by and between Wachovia Canada and SMTC Manufacturing Corporation of Canada, as amended by the Original Amending Agreement dated March 10, 2005, as further amended by the First Amending Agreement dated March 31, 2005, as further amended by the Second Amending Agreement dated August 17, 2005, as further amended by the Third Amending Agreement dated June 12, 2006 and as further amended by the Extension Letter effective as of August 2, 2006 (the “Canadian Loan Agreement”). The Canadian Letter Agreement extends the Renewal Date of the Canadian Loan Agreement to April 15, 2008. Additionally, the Canadian Borrowers agreed to pay the Lender an early termination fee equal to 0.50% of the Canadian Maximum Credit (as defined in the Canadian Loan Agreement) if the Canadian Loan Agreement is terminated prior to October 15, 2007.

On March 30, 2007, SMTC Canada entered into an employment agreement and a Deferred Share Unit agreement with John Caldwell, the Company’s President and Chief Executive Officer. Under the terms of the agreements, Mr. Caldwell is entitled to an annual base salary of CDN$504,000, which may be increased by the Board of Directors of SMTC Canada (the “SMTC Canada Board”). Mr. Caldwell is also entitled to receive a short term bonus which will be determined by the SMTC Canada Board, a car allowance and certain other standard benefits. In the event that Mr. Caldwell is terminated without cause or, following a change of control, is terminated without cause or constructively discharged, he is entitled to a lump sum payment of two years base salary and any target bonus determined by the SMTC Canada Board. The employment agreement provides for customary non-competition and non-solicitation provisions which continue during the term of the agreement and for two years from the date of termination. Pursuant to a Deferred Share Units agreement, within 60 days following the termination of his employment (or within 10 days following a change of control), Mr. Caldwell will be entitled to a payment in the amount of the fair market value of 36,425 shares of the Company’s common stock.

On March 30, 2007, SMTC Canada entered into an employment agreement with Jane Todd, the Company’s Senior Vice President Finance and Chief Executive Officer. Under the terms of the agreement, Ms. Todd is entitled to an annual base salary of CDN$252,500, which may be increased by the SMTC Canada Board. Ms. Todd is also entitled to receive a short term bonus with a target of 50% of her base salary if certain financial and performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits. In the event that Ms. Todd is terminated without cause, she is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement with Don Simpson, the Company’s Senior Vice President, Manufacturing and Engineering. Under the terms of the agreement, Mr. Simpson is entitled to an annual base salary of CDN$230,000, which may be increased by the SMTC Canada Board. Mr. Simpson is also entitled to receive a short term bonus with a target of 50% of his base salary if certain financial and performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits. In the event that Mr. Simpson is terminated without cause, he is entitled to salary continuance of twelve months, and after ten years of employment, an additional one month salary for every year of service after ten years. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement with Steve Hoffrogge, the Company’s Senior Vice President, Business Development. Under the terms of the agreement, Mr. Hoffrogge is entitled to an annual base salary of CDN$274,500 (subject to gross up to provide the equivalent after tax income that he would have earned as a resident of the U.S.), which may be increased by the SMTC Canada Board. Mr. Hoffrogge is also entitled to receive a short term bonus with a target of 50% of his base salary (subject to gross up to provide the equivalent after tax income that he would have earned as a resident of the U.S.) if certain financial and performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance, reimbursement for tax advice of up to CDN$6,000 per year and certain other standard benefits. In the event that Mr. Hoffrogge is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for twelve months from the date of termination.

PART III

Item 10:	Directors, Executive Officers and Corporate governance

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Compensation Discussion and Analysis” in the proxy statement for use in connection with the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The information required by this Item is included under the captions “Executive Compensation and Related Information” and “Compensation Discussion and Analysis” in the Proxy Statement and is incorporated herein by reference.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of December 31, 2006 and warrants granted to certain of our lenders during fiscal year 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:	942,124		$2.78	52,057	(1)(2)(3)
Equity compensation plans not approved by shareholders:	1,116,695	(4)	$6.90	—
Total	2,058,819		$5.01	52,057

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

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included under the caption “Directors and Executive Officers —Related Party Transactions” and “Directors and Executive Officers — Director Independence” in the Proxy Statement and is incorporated herein by reference.

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended December 31,
	2004	2005	2006
Balance, beginning of year	(2,096)	(1,276)	(1,193)
Recovery (charge) to expense	500	—	(100)
Written off	320	83	278

Balance, end of year	(1,276)	(1,193)	(1,015)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (18)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

Exhibit #	Description
4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Credit and Guarantee Agreement dated as of July 28, 1999. (4)

10.1.2	First Amendment to Credit and Guarantee Agreement, dated as of November 4, 1999. (5)

10.1.3	Second Amendment to Credit and Guarantee Agreement, dated as of December 14, 1999. (5)

10.1.4	Third Amendment to Credit and Guarantee Agreement, dated as of May 15, 2000. (4)

10.1.5	Amended and Restated Credit and Guarantee Agreement, dated as of July 27, 2000. (7)

10.1.6	First Amendment dated as of November 17, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.7	Second Amendment dated as of December 28, 2000 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.8	Third Amendment dated as of February 6, 2001 to the Amended and Restated Credit and Guarantee Agreement. (9)

10.1.9	Fourth Amendment and First Waiver dated as of February 11, 2002 to the Amended and Restated Credit and Guarantee Agreement. (11)

10.1.10	First Amendment dated as of February 11, 2002 to the Amended and Restated Guarantee and Collateral Agreement. (11)

10.1.11	Fifth Amendment and Second Waiver dated as of March 8, 2002 to the Amended and Restated Credit and Guarantee Agreement. (11)

10.1.12	Sixth Amendment and Third Waiver dated as of April 9, 2002 to the Amended and Restated Credit and Guarantee Agreement. (12)

10.1.13	Seventh Amendment and Fourth Waiver dated as of April 30, 2002 to the Amended and Restated Credit and Guarantee Agreement. (13)

10.1.14	Eighth Amendment and Fifth Waiver dated as of December 31, 2002 to the Amended and Restated Credit and Guarantee Agreement. (14)

10.1.15	Consent and Release dated as of August 22, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.16	Seventh Waiver and Consent dated as of October 29, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.17	Ninth Amendment and Eighth Waiver and Consent dated as of November 17, 2003 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.18	Ninth Waiver and Consent dated as of February 23, 2004 to the Amended and Restated Credit and Guarantee Agreement. (16)

10.1.19	Tenth Amendment and Tenth Waiver dated as of March 30, 2004 to the Amended and Restated Credit and Guarantee Agreement. (17)

Exhibit #	Description
10.1.20	Eleventh Amendment and Eleventh Waiver and Consent dated as of April 5, 2004 to the Amended and Restated Credit and Guarantee Agreement. (17)

10.1.21	Second Amended and Restated Credit Agreement dated as of June 1, 2004 by and among HTM Holdings, Inc., Lehman Brothers Inc., The Bank Of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc. and certain lenders party thereto. (18)

10.1.22	First Amendment dated as of March 10, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent. (23)

10.1.23	First Waiver and Consent dated April 12, 2005 to the Second Amended and Restated Credit and Guarantee Agreement by and among SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, the lenders from time to time party thereto, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., as general administrative agent and collateral monitoring agent, and General Electric Capital Corporation, as documentation agent. (25)

10.1.24	Second Amendment and Agency Assignment Agreement dated as of June 1, 2005 by and among SMTC corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, Lehman Brothers Inc., as advisor, lead arranger and book manager, The Bank of Nova Scotia, as syndication agent, Lehman Commercial Paper Inc., individually and as general administrative agent and collateral monitoring agent, General Electric Capital Corporation, as documentation agent and a lender, and the other lenders signatory thereto. (26)

10.2.1	Amended and Restated Guarantee and Collateral Agreement dated as of July 27, 2000. (7)

10.2.2	Second Amended and Restated Guarantee and Collateral Agreement dated as of June 1, 2004 made by SMTC Corporation, HTM Holdings, Inc. and certain of their subsidiaries in favor of Lehman Commercial Paper Inc. as General Administrative Agent. (18)

10.2.3	First Amendment to Second Amended and Restated Guarantee and Collateral Agreement dated as of June 1, 2005 by SMTC Corporation and certain of its subsidiaries signatory thereto in favor of General Electric Capital corporation as General Administrative Agreement (26).

10.3.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.3.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.3.3) (23)

10.3.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (24)

10.4.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.4.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (23)

Exhibit #	Description
10.4.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.4.4	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (28)

10.4.5	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (28)

10.4.6	Third Amending Agreement dated as of June 12, 2006 by and among Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (30)

10.4.7	Third Amending Agreement dated as of June 12, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (30)

10.4.8	Letter Agreement effective as of August 2, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (31)

10.4.9	Letter Agreement effective as of August 2, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (31)

10.4.10	Fourth Amending Agreement dated as of September 20, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (32)

10.4.11	Fourth Amending Agreement dated as of September 20, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (32)

10.4.12	Letter Agreement dated as of March 13, 2007 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.4.13	Letter Agreement dated as of March 13, 2007 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

10.5.1	Intercreditor and Subordination Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, Lehman Commercial Paper Inc., certain subordinated lenders party thereto, and SMTC Corporation, HTM Holdings, Inc., and certain of their subsidiaries. (19)

10.5.2	Amendment to Inter-Creditor Agreement dated as of June 1, 2005 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), The Bank of Nova Scotia, General Electric Capital Corporation, the other subordinated lenders signatory thereto, SMTC Corporation and certain of its subsidiaries signatory thereto. (26)

Exhibit #	Description
10.6	Underwriting Agreement dated as of March 3, 2004 by and among Orion Securities Inc., CIBC World Market Inc., GMP Securities Limited, RBC Dominion Securities Inc., SMTC Corporation and SMTC Manufacturing Corporation of Canada. (16)

10.7	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (16)

10.17.1	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts. (27)

10.8	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (16)

10.9	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (16)

10.10	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (16)

10.11	Form of Real Property Lease dated December 22, 1998 between Third Franklin Trust and W.F. Wood, Inc. (4)

10.12	Real Property Lease dated May 9, 1995 between Logitech Ireland Limited and Ogden Atlantic Design (Europe) Limited. (5)

10.13	Lease Agreement dated as of January 1, 2003 between the Estate of Edwin A. Helwig, Barbara G. Helwig and SMTC Corporation. (15)

10.14	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.15	Real Property Lease dated September 3, 1999 between Airedale Realty Trust and W.F. Wood, Inc. (5)

10.16.1	Real Property Revised Lease Agreement dated January 14, 1994 between HTM Building Investors LLC and Hi-Tech Manufacturing, Inc. (2)

10.16.2	First Amendment to Lease. (2)

10.16.3	Second Amendment to Lease. (2)

10.17	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.18	Employment Agreement dated as of March 30, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. *

10.19	Real Property Lease dated as of November 24, 2000 between Udaras Na Gaeltachta and Qualtron Teoranta. (10)

10.20	Debt and Warrant Exchange Agreement dated as of June 1, 2004 among HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, SMTC Corporation and certain debt holders. (18)

10.21	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (18)

10.22	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.23	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (18)

10.24	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (18)

10.25	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (18)

10.26	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (18)

Exhibit #	Description
10.27	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (18)

10.28	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (18)

10.29	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (18)

10.30	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (18)

10.31	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (18)

10.32	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (18)

10.33	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (18)

10.34	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (18)

10.35	Employment Agreement dated as of March 30, 2007 between Jane Todd and SMTC Manufacturing Corporation of Canada. *

10.36	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (20)

10.37	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (20)

10.38	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (21)

10.39	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (22)*

10.40	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (22)*

10.41	Summary of Board Compensation. (25)

10.42	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.43	Deferred Share Units Agreement dated as of March 30, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada.*

10.44	Employment Agreement dated as of March 30, 2007 between Steve Hoffrogge and SMTC Manufacturing Corporation of Canada.*

10.45	Employment Agreement dated as of March 30, 2007 between Don Simpson and SMTC Manufacturing Corporation of Canada.*

Exhibit #	Description
21.1	Subsidiaries of the registrant. (16)

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 filed on August 15, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-1 on Form S-3 filed on April 23, 2002 (File No. 333-33208) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 filed on May 14, 2003 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on May 12, 2004 (File No. 333-115400) and incorporated by reference herein.
(18)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.

(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(30)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(32)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ STEPHEN ADAMSON Stephen Adamson	Director	April 2, 2007

/s/ WILLIAM BROCK William Brock	Director	April 2, 2007

Thomas Cowan	Director	April 2, 2007

/s/ BLAIR HENDRIX Blair Hendrix	Director	April 2, 2007

/s/ WAYNE MCLEOD Wayne McLeod	Director	April 2, 2007

EXHIBIT INDEX

Exhibit Number	Document
10.4.12	Letter Agreement dated as of March 13, 2007 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.4.13	Letter Agreement dated as of March 13, 2007 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

10.18	Employment Agreement dated as of March 30, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada.

10.35	Employment Agreement dated as of March 30, 2007 between Jane Todd and SMTC Manufacturing Corporation of Canada.

10.43	Deferred Share Units Agreement dated as of March 30, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada.

10.44	Employment Agreement dated as of March 30, 2007 between Steve Hoffrogge and SMTC Manufacturing Corporation of Canada.

10.45	Employment Agreement dated as of March 30, 2007 between Don Simpson and SMTC Manufacturing Corporation of Canada.

23.1	Consent of KPMG LLP, Independent Auditors

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

SMTC CORPORATION

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

April 2, 2007

SMTC CORPORATION

Consolidated Balance Sheets as of

(Expressed in thousands of US dollars)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Accounts receivable—net (note 3)	$26,899	$45,160
Inventories (note 3)	33,168	42,851
Prepaid expenses	1,698	1,280

	61,765	89,291
Property, plant and equipment—net (note 3)	25,651	24,804
Other assets (note 3)	2,010	1,310
Deferred income taxes (note 7)	619	557

	$90,045	$115,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,939	$36,730
Accrued liabilities (note 3)	13,849	10,253
Income taxes payable	1,203	1,979
Current portion of long-term debt (note 4)	4,633	21,742
Current portion of capital lease obligations (note 4)	1,542	541

	52,166	71,245
Long-term debt (note 4)	23,857	19,295
Capital lease obligations (note 4)	—	1,531
Commitments and contingencies (note 11 )

Shareholders’ equity:
Capital stock (note 5)	16,986	11,969
Warrants (note 5)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	239,380	244,501
Deficit	(252,711)	(242,946)

	14,022	23,891

	$90,045	$115,962

See accompanying notes to consolidated financial statements

SMTC CORPORATION

Consolidated Statements of Operations for the years ended

(Expressed in thousands of US dollars, except number of shares and per share amounts)

	December 31, 2004	December 31, 2005	December 31, 2006
Revenue	$244,596	$228,766	$262,782
Cost of sales	221,563	211,619	236,351

Gross profit	23,033	17,147	26,431
Selling, general and administrative expenses	16,037	13,139	15,162
Amortization	2,330	—	—
Restructuring (note 6)
Restructuring (recoveries) charges	(142)	99	(1,350)
Gain on sale of assets	—	(12)	(1,228)
Other expenses	—	—	826

Operating earnings	4,808	3,921	13,021
Interest expense	4,521	4,589	5,395

Earnings (loss) from continuing operations before income taxes	287	(668)	7,626
Income tax (recovery) expense (note 7)
Current	641	(72)	(2,023)
Deferred	(135)	(484)	62

	506	(556)	(1,961)

Net (loss) earnings from continuing operations	(219)	(112)	9,587
Net earnings from discontinued operations (note 8)	837	—	874

Net earnings (loss), also being comprehensive income (loss)	$618	$(112)	$10,461

Basic earnings (loss) per share (note 9)
—continuing operations	$(0.02)	$(0.01)	$0.65
—discontinued operations	$0.07	$—	$0.06

Basic earnings (loss) per share	$0.05	$(0.01)	$0.71

Diluted earnings (loss) per share
—continuing operations	$(0.02)	$(0.01)	$0.64
—discontinued operations	$0.07	$—	$0.06

Diluted earnings (loss) per share	$0.05	$(0.01)	$0.70
Weighted average number of shares outstanding
Basic	10,943,763	14,641,333	14,642,459
Diluted	10,943,763	14,641,333	15,025,047

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended

(Expressed in thousands of US dollars)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity (deficiency)
Balance, December 31, 2003	$55,911	$1,523	$(5)	$174,483	$(253,217)	$(21,305)
Private placement of special warrants , net of costs	18,983	7,617	—	—	—	26,600
Consideration issued upon conversion of debt, net of costs	112	2,755	—	6,754	—	9,621
Cancellation of warrants	—	(1,523)	—	123	—	(1,400)
Conversion of shares from exchangeable to common stock	(11,612)	—	—	11,612	—	—
Net earnings	—	—	—	—	618	618

Balance, December 31, 2004	63,394	10,372	(5)	192,972	(252,599)	14,134
Conversion of shares from exchangeable to common stock	(46,408)	—	—	46,408	—	—
Net loss for the period	—	—	—	—	(112)	(112)

Balance, December 31, 2005	16,986	10,372	(5)	239,380	(252,711)	14,022
Adoption of SAB 108	(86)				(696)	(782)

Adjusted balance, January 1, 2006	16,900	10,372	(5)	239,380	(253,407)	13,240

Conversion of shares from exchangeable to common stock	(4,934)	—	—	4,934	—	—
Stock-based compensation	—	—	—	187	—	187
Exercise of options	3	—	—	—	—	3
Net earnings for the period	—	—	—	—	10,461	10,461

Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows for the years ended

(Expressed in thousands of US dollars)

	December 31, 2004	December 31, 2005	December 31, 2006
Cash provided by (used in):

Operations:
Net earnings (loss)	$618	$(112)	$10,461
Items not involving cash:
Depreciation	5,521	4,943	4,688
Amortization	2,330	—	—
(Gain) loss on disposition of property, plant and equipment	(15)	68	(1,228)
Other	546	1,131	46
Deferred income taxes	(135)	(484)	62
Non-cash interest	803	1,753	1,949
Stock-based compensation	—	—	187
Discontinued operations	—	—	(874)
Change in non-cash operating working capital:
Accounts receivable	17,462	(2,963)	(18,373)
Inventories	(1,562)	(143)	(9,595)
Prepaid expenses	220	4	418
Income taxes recoverable/payable	1,216	(368)	776
Accounts payable	(14,622)	4,996	5,791
Accrued liabilities	(6,741)	660	(3,847)

	5,641	9,485	(9,539)

Financing:
Increase (decrease) in long-term debt	3,492	—	16,639
Repayment of long-term debt	(40,000)	(6,115)	(4,732)
Principal payment of capital lease obligations	(361)	(1,897)	(1,686)
Repayment of loans to shareholders	153	—	—
Net proceeds from issuance of shares	25,849	—	3
Net proceeds from issuance of warrants	8,972	—	—
Debt issuance and deferred financing costs	(3,515)	—	(606)

	(5,410)	(8,012)	9,618

Investment:
Purchase of property, plant and equipment	(413)	(2,485)	(2,181)
Proceeds from sale of property, plant and equipment	15	1,012	1,228
Proceeds from discontinued operations	—	—	874

	(398)	(1,473)	(79)

(Decrease) Increase in cash and cash equivalents	(167)	—	—
Cash and cash equivalents, beginning of year	167	—	—

Cash, end of the year	$—	$—	$—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the "Company") is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada and Mexico.

2.	Significant accounting policies

Basis of presentation

The Company's accounting principles are in accordance with accounting principles generally accepted in the United States ("US GAAP") and, except as outlined in note 13, are, in all material respects, in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). These consolidated financial statements are denominated in United States (“US”) dollars.

(i)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated. Variable Interest Entities (‘‘VIEs’’) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (‘‘FASB’’) in FASB Interpretation No. (‘‘FIN’’) 46 (Revised 2003), ‘‘Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51,’’ are entities in which equity investors generally do not have the characteristics of a ‘‘controlling financial interest’’ or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Company when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Company has no interests in VIEs in any of the years presented. Inter-company accounts and transactions are eliminated upon consolidation.

(ii)	Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals, determination of useful lives of property, plant and equipment and impairment of long-lived assets. Actual results may differ from those estimates.

(iii)	Revenue recognition

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

management's best estimate of probable claims under its product warranties. The provision is based on the terms of the warranty, which vary by customer and product, and historical experience. The Company regularly evaluates this provision.

In addition, the Company has contractual arrangements with the majority of its customers that require the customer to purchase unused inventory that the Company has purchased to fulfill that customer's forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

For arrangements where the customer agrees to purchase products but the Company retains possession until the customer requests shipment (‘‘bill and hold arrangements’’), revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

(iv)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

The Company uses a "lock-box" arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

(v)	Allowance for doubtful accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on factors, including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

(vi)	Inventories

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”) the Company recognizes as current period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs. In addition fixed production overheads are allocated to inventory based on normal capacity of production facilities.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(vii)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	18 - 20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term or estimated useful life

(viii)	Other assets

Long-term debt financing related costs are deferred and amortized over the term of the related debt and the related amortization is included within amortization expense or interest expense.

(ix)	Income taxes

The Company accounts for income taxes using the asset and liability method. This approach recognizes the amount of taxes payable or refundable for the current year as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the financial statements and tax returns. The effect of changes in tax rates is recognized in the year in which the rate change occurs.

In establishing the appropriate income tax related valuation allowances, the Company assesses its ability to realize its deferred tax assets based on available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets or a portion thereof will be realized.

(x)	Earnings (loss) per common share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. The treasury stock method is used to compute the potential dilutive effect of stock options and warrants issued pursuant to the amended credit agreement.

(xi)	Translation of foreign currencies

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

(xii)	Financial instruments

The Company accounts for derivative financial instruments in accordance with the applicable accounting standards. These standards require all derivative instruments to be recorded on the balance sheet at their respective fair values.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

There were no derivative financial instruments outstanding at December 31, 2005 and 2006.

The carrying amounts of accounts receivable and accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

(xiii) Stock-based	compensation

Prior to January 1, 2006, the Company, as permitted under SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS 123”), applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting and providing disclosures for its stock-based compensation plans. Under SFAS 123 and APB 25, the Company did not expense employee stock-based compensation using the fair value based method.

In December 2004 the FASB issued SFAS No. 123R “Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment” (“SFAS 123R”) which required the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards. Effective January 1, 2006, the Company adopted SFAS 123R using a fair value based method prospectively for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table shows the effect on net earnings (loss) and earnings (loss) per share under the pro forma disclosure requirements of SFAS 123 (as reported) and under SFAS 123R if the respective standards were applied for the years ended December 31:

	2004		2005
	As reported	SFAS 123R	As reported	SFAS 123R
Net earnings (loss)—reported	$618	$618	$(112)	$(112)
Stock-based compensation recovery (expense)	128	(206)	(235)	(197)

Net earnings (loss)—pro forma	$746	$412	$(347)	$(309)

Basic earnings (loss) per common share:
Reported	$0.05	$0.05	$(0.01)	$(0.01)
Pro forma	$0.06	$0.03	$(0.03)	$(0.02)

Diluted earnings (loss) per common share:
Reported	$0.05	$0.05	$(0.01)	$(0.01)
Pro forma	$0.06	$0.04	$(0.03)	$(0.02)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

The following weighted average assumptions were used in computing the fair value of stock options used to compute stock-based compensation expenses both as recorded in the financial statements and for pro forma purposes for the following periods:

	2004	2005	2006
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	120.0%	103.0%	103.2%
Risk-free interest rate	3.00%	3.50%	4.68%
Expected option life in years	4	4	4
Weighted-average stock option fair value per option granted	$1.93	$1.17	$1.81

(xiv)	Impairment of long-lived assets

The Company tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. For assets classified as available for sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell.

Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. If the carrying value of the asset is not recoverable, the impairment loss is measured as the amount by which the carrying amount exceeds fair value.

(xv)	Restructuring costs

The Company accounts for restructuring costs related to an exit or disposal activity when a liability is incurred and can be measured at fair value.

(xvi)	Asset retirement obligations

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the years ended December 31, 2005 and 2006.

(xvii)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in 2004, 2005 or 2006.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(xviii)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2006, comprehensive income was equal to net earnings (loss).

Comparative figures

Some comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

Accounting Changes

(i)	SAB 108:

In December 2006, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the way that a company should evaluate identified unadjusted errors for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the "rollover" approach and the "iron curtain" approach.

The rollover approach, which is the approach the Company used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination.

Using the rollover approach resulted in an accumulation of misstatements to our balance sheets that were deemed immaterial to the consolidated financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. The Company elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the respective accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our deficit in 2006. Accordingly, the Company recorded a cumulative adjustment to increase the opening deficit by $696 for the adoption of SAB 108. Included in this cumulative adjustment is a $556 decrease in property, plant and equipment relating to amortization of leasehold improvements in the years 2000 to 2005. The remaining amount includes increases in accrued liabilities and inventory of $251 and $88, respectively, and decreases in accounts receivable, long-term debt, other assets and capital stock of $112, $174, $125 and $86, respectively.

(ii)	Inventory costs:

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

charges, and that fixed production overheads be allocated to inventory based on normal capacity of production facilities. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated financial statements.

(iii)	Exchange of non-monetary assets:

Beginning January 2006, the Company adopted SFAS No. 153, Exchange of Non-Monetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion 29 ("SFAS 153"). APB Opinion 29 ("APB 29") is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged. SFAS 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

(iv)	Share-based payments:

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

Refer to (xiii) “Stock-based compensation” under “Basis of Presentation” within this note for the impact of adoption of SFAS 123R on the Company’s consolidated financial statements.

(v)	Accounting changes and error corrections:

Also in January 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 (“APB 20”) and SFAS No. 3 ("SFAS 154"). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation methods must continue to be justified by its preferability and related disclosures must be provided. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

(i)	Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is applicable for the Company beginning January 1, 2007. The Company is currently assessing the impact of its adoption of FIN 48.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(ii)	Fair Value Measurements:

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

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31 for the consolidated balance sheets and for each of the years ended December 31 for the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	2004	2005	2006
Long-term debt	$4,170	$3,634	$5,433
Obligations under capital leases	45	213	146
Other	306	742	(184)

Interest expense	$4,521	$4,589	$5,395

Consolidated balance sheets

Accounts receivable—net:

	2005	2006
Accounts receivable	$28,092	$46,063
Less: Allowance for doubtful accounts	(1,193)	(1,015)

Accounts receivable—net	$26,899	$45,160

Inventories:

	2005	2006
Raw materials	$19,035	$28,622
Work in process	8,748	10,212
Finished goods	4,873	3,290
Other	512	727

Inventories	$33,168	$42,851

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Property, plant and equipment—net:

	2005	2006
Cost:
Land	$1,648	$1,648
Buildings	9,449	9,605
Machinery and equipment (a)	26,886	28,809
Office furniture and equipment	2,808	4,291
Computer hardware and software	8,246	8,460
Leasehold improvements	13,525	13,092

	62,562	65,905

Less accumulated depreciation:
Land	—	—
Buildings	(2,573)	(3,165)
Machinery and equipment (a)	(17,516)	(18,596)
Office furniture and equipment	(2,342)	(4,022)
Computer hardware and software	(8,094)	(8,197)
Leasehold improvements	(6,386)	(7,121)

	(36,911)	(41,101)

Property, plant and equipment—net	$25,651	$24,804

(a)	Included within Machinery and equipment were assets under capital leases with costs of $5,155 and $5,814 and associated accumulated depreciation of $2,048 and $1,192, as of December 31, 2005 and 2006, respectively. The related depreciation expense for the years ended December 31, 2005 and 2006 were $659 and $593, respectively.

Other assets:

	2005	2006
Deferred financing costs	$3,476	$3,901
Less: accumulated amortization	(1,499)	(2,591)

	1,977	1,310
Other	33	—

Other assets	$2,010	$1,310

Accrued liabilities:

	2005	2006
Customer related	$5,118	$2,016
Interest and financing related	304	594
Payroll	2,368	4,110
Professional services	960	1,134
Restructuring	1,884	353
Vendor related	623	432
Miscellaneous taxes	538	234
Other	2,054	1,380

Accrued liabilities	$13,849	$10,253

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Consolidated statements of cash flows

Interest and taxes paid:

	2004	2005	2006
Cash interest paid	$3,362	$2,626	$3,196
Cash taxes (received) paid—net	$373	$685	$(2,799)

Non-cash financing and investing activities:

	2004	2005	2006
Increase in other assets and accrued liabilities	$1,636	$—	$—
Repayment of long-term debt and existing warrants by issuance of warrants (notes 4 and 5)	$10,000	$—	$—
Acquisition of equipment under capital lease	$3,572	$—	$2,216
Settlement of shareholder loan	$—	$537	$—

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2005	2006
Senior debt:
Revolving	$2,020	$7,135
Term	700	11,658
Subordinated debt	24,895	21,893
Other	875	351

	28,490	41,037
Less: Current portion of long-term debt	(4,633)	(21,742)

Long-term debt	$23,857	$19,295

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

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components:

(i)	a private placement of equity securities,

(ii)	a new secured credit facility and,

(iii)	a transaction with the Company’s pre-existing lenders to repay a portion of and restructure a portion of the Company's existing debt obligations under the Credit Agreement.

Prior to closing on June 1, 2004, the Company had total indebtedness outstanding under the Credit Agreement of $77,500, consisting of a term loan of $4,200 and amounts outstanding under the revolving credit loan and swing-line loans of $73,300.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Senior debt:

On June 1, 2004, the Company entered into a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively, the "Wachovia Facilities") with Wachovia Capital Finance of Canada and its affiliates ("Wachovia"), which was used in part to repay a portion of the outstanding debt under the Credit Agreement and to fund future working capital needs. The availability under the Wachovia revolving credit facilities is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and requires a lock-box arrangement where all customer remittances are swept daily to reduce the borrowings outstanding. The revolving credit facilities bear interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian-denominated loans and 0.5% in excess of the U.S. prime rate for U.S.-denominated loans. The Wachovia Facilities are secured by the present and future assets of the Company, require the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contain subjective acceleration clauses which would allow Wachovia to forego additional advances should they determine certain conditions exist, including those involving a material adverse change of the Company's business, assets, operations, prospects or financial condition. The initial term of the revolving credit facility was three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bears interest at a rate of 1% in excess of the U.S. prime rate.

On November 16, 2004, the Company, together with Wachovia, executed a letter of understanding amending the terms of the Wachovia Facilities. The letter of understanding provided that, at the Company's option, it may elect to use a "springing lock-box" arrangement, whereby remittances from customers are forwarded to the Company's general bank account rather than the lock-box arrangement, as previously required, whereby customer remittances are swept daily to reduce the borrowings under the revolving credit facilities.

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

In March 2005, the Company and Wachovia signed amendments to the Wachovia Facilities (the "March 2005 Amendments") which formalized the November 16, 2004 letter of understanding on the terms described above and reduced the EBITDA targets for the quarters ended December 31, 2004 through December 31, 2005.

In August 2005, the Company and Wachovia signed a further amendment to the Wachovia Facilities (the "August 2005 Amendments") which removed the elimination of inventory from the availability calculation should the Company elect to change to the springing lock-box arrangement.

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million. This portion of the facilities bears a variable interest rate based on the Libor rate plus 5 percent per annum up to a maximum of seven percent depending on senior leverage ratio. The Term Loan B has a quarterly repayment term of $250, matures on October 15, 2007 and is secured by Mexican based assets.

In March 2007, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the term of the revolving credit facilities and original term loan to April 15, 2008.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management's assessment of the subjective acceleration clauses, the debt is classified as long-term as at December 31, 2005 and December 31, 2006.

The Wachovia Facilities and the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company's subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the pre-existing lenders.

The portion of this senior debt denominated in Canadian dollars (“CDN”) was $779 and $2,201 as of December 31, 2005 and 2006, respectively. The Company recorded foreign exchange losses related to this CDN denominated debt of $1,149, $265 and $35 for the years ended December 31, 2004, 2005 and 2006, respectively.

Subordinated debt:

On June 1, 2004, the Company completed a transaction with the Company's pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under the Credit Agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the Credit Agreement.

The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a Tranche A term loan in the amount of $15,000 and a Tranche B term loan in the amount of $12,500 under the amended Credit Agreement. The Tranche A term loan matures on December 31, 2007 and bears interest at the U.S. base rate plus 2.5%, except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at the U.S. base rate plus 2.75%. The Tranche B term loan matures on December 31, 2008 and bears interest at a rate equal to 8% payment in kind ("PIK") interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bears interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan is outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest is added to the outstanding principal balance during the term of the loan.

The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

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

Amendment and commitment fees:

The Company did not incur any amendment fees in 2004 and 2006. The Company incurred $250 in amendment fees in 2005.

Commitment fees of $46 and $66 were incurred in 2004 and 2005, respectively. There were no commitment fees incurred in 2006. The weighted average interest rate on the long-term debt was 9.7% and 10.1% for 2005 and 2006 respectively.

Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2006. Continued compliance with the financial covenants for the next twelve months is dependant on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers. In the event of non-compliance, the Company's lenders have the right demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, it the Company can reach an agreement with its lenders, amend the covenants.

Obligations under capital leases:

Minimum lease payments for capital leases consist of the following at December 31:

	2005	2006
Total minimum lease payments	$1,609	$2,475
Less: Amount representing interest of 7.0% to 12.0%	(67)	(403)

	1,542	2,072
Less: Current portion of capital leases	(1,542)	(541)

Total capital lease obligations	$—	$1,531

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Debt and capital lease principal repayments

At December 31, 2006, principal repayments due within each of the next five years on long-term debt and capital leases are as follows:

	Long-term debt (a)	Capital leases
2007	$21,742	$541
2008	19,295	636
2009	—	509
2010	—	213
2011	—	173

Total	$41,037	$2,072

(a)	In addition to the principal repayments in the table above, the Company is obligated to pay $1,938 of PIK interest over the remaining term of the subordinated debt in connection with the Tranche B term loan.

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 31, 2005 and 2006 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of preferred stock, par value $0.01 per share: From time to time the Company may issue preferred stock in one or more series and will fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Issued and outstanding:

The outstanding number of capital stock included in shareholders’ equity consisted of the following as of December 31:

	2004		2005		2006
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the year	918,762	$55,671	6,659,552	$63,004	1,748,875	$16,547
Shares issued pursuant to:
Completion of private placement	6,670,000	18,983	—	—	—	—
Conversion to common stock	(929,210)	(11,650)	(4,910,677)	(46,457)	(521,919)	(4,939)

Balance at end of the year	6,659,552	63,004	1,748,875	16,547	1,226,956	11,608

Common shares
Balance at beginning of the year	4,819,194	$240	7,981,780	$390	12,892,457	$439
Adoption of SAB 108	—	—	—	—	—	(86)
Shares issued pursuant to:
Conversion of debt	2,233,389	112	—	—	—	—
Cancellation of warrants	—	—	—	—	—	—
Conversion of exchangeable shares	929,210	38	4,910,677	49	521,919	5
Options exercised	—	—	—	—	5,000	3
Fractional shares redeemed	(13)	—	—	—	—	—

Balance at end of the year	7,981,780	390	12,892,457	439	13,419,376	361

Special voting stock
Balance at beginning of the year	1	$—	1	$—	1	$—

Balance at end of the year	1	—	1	—	1	—

Total Common stock		$63,394		$16,986		$11,969

Warrants
Common share warrants
Balance at beginning of the year	2,199,804	$1,523	11,166,947	$2,755	11,166,947	$2,755
Warrants issued pursuant to:
Cancellation of warrants	(2,199,804)	(1,523)	—	—	—	—
Conversion of debt	11,166,947	2,755	—	—	—	—

Balance at end of the year	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the year	—	$—	16,675,000	7,617	16,675,000	7,617
Shares issued pursuant to:
Completion of private placement	16,675,000	7,617	—	—	—	—

Balance at end of the year	16,675,000	$7,617	16,675,000	$7,617	16,675,000	$7,617

Total Warrants		$10,372		$10,372		$10,372

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Capital transactions from January 1, 2004 to December 31, 2006:

Private placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each a "Special Warrant" and collectively, the "Special Warrants") of SMTC Manufacturing Corporation of Canada ("SMTC Canada"), an indirect subsidiary of the Company. Each Special Warrant was issued at a price of CDN $1.20 per Special Warrant, resulting in aggregate proceeds of CDN $40,020. The proceeds, net of underwriters’ commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a "Purchase Warrant") is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of CDN $9.25 per share until March 3, 2009. The Special Warrants were exercised into units on June 2, 2004.

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

The proceeds, net of underwriter commissions and other expenses including interest earned while held in escrow, were released from escrow on June 1, 2004, and were used to repay a portion of the debt under the Credit Agreement.

The gross proceeds of CDN $40,020 ($29,372 based on the exchange rate at June 1, 2004) were allocated between the exchangeable shares and Purchase Warrants using the relative fair value method.

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

Conversion of outstanding debt:

On June 1, 2004, the pre-existing lenders exchanged $10,000 of outstanding debt and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the "Conversion Warrants"). Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

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

Exchangeable shares:

During 2004, 2005 and 2006, exchangeable shares of 929,210, 4,910,677 and 521,919 with a par value of $38, $49 and $5, respectively, were exchanged for common stock with the difference recorded as additional paid-in capital.

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

Warrants

2004 transactions:

Pursuant to the private placement described above SMTC Canada issued 16,675,000 warrants. Each warrant is exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of CDN. $9.25 per share until March 3, 2009.

Following the exchange by the pre-existing lenders of $10,000 of outstanding debt and all warrants previously issued or required to be issued, as described above, the Company issued 11,166,947 warrants. Each warrant is exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The warrants may be exercised by the holders at any time on or before March 4, 2009.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Stock options

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

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options generally vest over a four-year period and expire 10 years from their respective date of grant. The Company generally issues treasury shares when options are exercised. A summary of stock option activity of the years ended December 31, 2004, 2005 and 2006 is as follows:

	Outstanding options	Weighted average exercise price
Balance at December 31, 2003	222,778	$34.87
Options granted under the 2000 Equity Incentive Plan	290,000	$1.93
Options cancelled	(120,603)	$42.38

Balance at December 31, 2004	392,175	$8.19
Options granted under the 2000 Equity Incentive Plan	410,000	$1.17
Options cancelled	(105,336)	$9.72

Balance at December 31, 2005	696,839	$3.83
Options granted under the 2000 Equity Incentive Plan	290,000	$2.50
Options excercised	(5,000)	$1.17
Options cancelled	(39,715)	$10.83

Balance at December 31, 2006	942,124	$1.17

The weighted average estimated fair value at the date of the grant for options granted in 2006 was $1.81. The estimated fair value of options is amortized over the vesting period on a straight line basis determined using the Black-scholes option pricing model using assumptions disclosed in note 2. During 2006, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $187.

During 2004, 2005 and 2006, 116,600, 83,475 and 170,976 options vested, respectively. At December 31, 2006, compensation expense of $794,454 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 2.5 years.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006:

Range of exercise price		Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
1998 SMTC Plan
	$28.90	6,724	$28.90	6,724	$28.90
2000 Equity Incentive Plan
	$1.17	340,000	$1.17	90,000	$1.17
	$1.55	200,000	$1.55	200,000	$1.55
	$2.75	30,000	$2.75	16,875	$2.75
	$3.75	8,000	$3.75	8,000	$3.75
	$4.00	35,000	$4.00	25,625	$4.00
	$15.00	9,580	$15.00	9,580	$15.00
	$25.00	9,580	$25.00	9,580	$25.00
	$40.00	13,240	$40.00	13,240	$40.00
	$2.50	290,000	$2.50	0	$2.50

		935,400	$2.78	372,900	$4.04

6.	Restructuring and other charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006, the Company undertook a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”).

	2004	2005	2006
Lease and other contract obligations	$—	$14	$—
Reversal of previously recorded lease and other contract obligations	(2,000)	(237)	(1,820)
Severance	1,858	685	470
Reversal of previously recorded severance	—	(456)	—
Other facility exit costs	—	93	—
Proceeds from assets previously written down	—	(12)	—
Proceeds from sale of land	—	—	(1,228)

Restructuring and other charges	(142)	87	(2,578)

Inventory recoveries	(1,822)	—	—
Other charges included in cost of sales	622	—	—
Other adjustments included in selling, general and administrative expenses	(287)	(42)	—

Restructuring and other charges (recoveries)	$(1,629)	$45	$(2,578)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

6.	Restructuring and other charges (Continued)

2004 charges

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

2005 charges (recoveries)

Restructuring charges:

During 2005, the Company recorded lease and other contract obligations of $14, a reversal of previously recorded lease and other contract obligations of $237, severance charges of $685, a reversal of previously recorded severance charges of $456, other facility exit costs of $93 and received proceeds from the disposition of assets previously written down of $12.

Lease and other contract obligations of $14 in connection with the 2004 Plan related to the closure of an office in Richmond Hill, Ontario. The reversal of previously recorded lease and other contract obligations of $237 in connection with the 2002 Plan related to the settlement of various equipment leases for less than originally estimated.

Severance charges of $156 and a reversal of previously recorded severance charges of $456 in connection with the 2002 Plan related to changes to the estimate of amounts to be paid out. Severance charges of $529 in connection with the 2004 Plan related to 35, 4 and 5 employees at the Chihuahua, Mexico, Appleton, Wisconsin and Markham, Ontario locations, respectively.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

6.	Restructuring and other charges (Continued)

Other charges (recoveries):

Other charges of $93 in connection with the 2002 Plan related to costs associated with the closure of the Austin, Texas facility.

Proceeds from assets previously written down of $12 relate to the disposal of assets of the Charlotte facility. The Company recorded an adjustment of $42 in selling, general and administrative expenses related to the recovery of assets previously written off.

2006 charges:

Restructuring charges:

During 2006, the Company undertook restructuring at the management level to better manage operating costs by eliminating certain senior management roles and recorded severance charges of $470 relating to an employee in the United States and 2 employees in Canada. Also during 2006, the Company changed the estimate of future lease payments under the 2002 Plan as a result of new circumstances and recorded an adjustment which reduced the accrual by $1,820 and recognized a gain on sale of assets previously written down of $1,228.

Other charges (recoveries):

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2004, 2005 and 2006, relating to the 2001 Plan:

	Inventory write-downs included in cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Intangible asset write- down	Other facility exit costs	Total
2001 Plan
2001 charges	$25,388	$8,635	$3,556	$5,609	$17,765	$6,278	$67,231
Non-cash charges	(25,388)	—	—	(5,609)	(17,765)	(3,059)	(51,821)
2001, 2002, 2003 cash payments	—	(7,547)	(3,556)	—	—	(3,000)	(14,103)
2002 Reversals	—	(393)	—	—	—	—	(393)
2003 Reversals	—	—	—	—	—	(219)	(219)
2003 Charges	—	2,178	—	—	—	—	2,178

Balance as at December 31, 2003	$—	$2,873	$—	$—	$—	$—	$2,873

Adjustments	—	(1,744)	—	—	—	—	(1,744)
Cash payments	—	(1,129)	—	—	—	—	(1,129)

Balance as at December 31, 2004	$—	$—	$—	$—	$—	$—	—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

6.	Restructuring and other charges (Continued)

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2004, 2005 and 2006, relating to the 2002 Plan:

	Inventory write-downs included in cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Sale of assets (a)	Other facility exit costs	Total
2002 Plan
2002 charges	$6,536	$18,656	$2,844	$7,689	$—	$1,568	$37,293
Non-cash charges	(6,536)	—	—	(7,726)	—	—	(14,262)
2002 and 2003 cash payments	—	(8,113)	(4,703)	—	293	(630)	(13,153)
2003 Reversals	—	(4,123)	—	—	—	(701)	(4,824)
2003 Charges	—	326	2,418	37	(293)	96	2,584

Balance as at December 31, 2003	$—	$6,746	$559	$—	$—	$333	$7,638

Charges	—	—	400	—	—	—	400
Reversals	—	(256)	—	—	—	—	(256)
Payments	—	(4,100)	(103)	—	—	(300)	(4,503)

Balance as at December 31, 2004	$—	$2,390	$856	$—	$—	$33	$3,279

Charges	—	—	156	—	(12)	93	$237
Reversals	—	(237)	(456)	—	—	—	(693)
Receipts (payments)	—	(299)	(556)	—	12	(96)	(939)

Balance as at December 31, 2005	$—	$1,854	$—	$—	$—	$30	$1,884

Reversals	—	(1,820)	—	—	—	—	$(1,820)
Payments	—	(34)	—	—	—	(30)	(64)

Balance as at December 31, 2006	$—	$—	$—	$—	$—	$—	$—

(a)	The receipt from sale of assets relates to cash received from the proceeds on sale of a previously written down asset.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

6.	Restructuring and other charges (Continued)

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2004, 2005 and 2006, relating to the 2004 Plan:

	Leases and other contractual obligations	Severance	Total
2004 Plan
Balance as at January 1, 2004	$—	$—	$—
Charges	—	1,458	1,458
Payments	—	(722)	(722)

Balance as at December 31, 2004	$—	$736	$736

Charges	14	529	543
Payments	(14)	(977)	(991)

Balance as at December 31, 2005	$—	$288	$288

Payments	—	(288)	(288)

Balance as at December 31, 2006	$—	$—	$—

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2006, relating to the 2006 Plan:

Severance
2006 Plan
Balance as at January 1, 2006	$—
Charges	470
Payments	(117)

Balance as at December 31, 2006	$353

The Company expects to pay out the remaining amounts under the 2006 Plan during 2007 through a drawdown on the revolving credit facility.

7.	Income taxes

The Company recorded the following income tax expense (recovery) for the years ended December 31:

	2004	2005	2006
Current:
Federal	$534	$—	$(1,249)
Foreign	107	(72)	(774)

	641	(72)	(2,023)
Deferred:
Federal	—	—	—
Foreign	(135)	(484)	62

	(135)	(484)	62

Income tax expense (recovery)	$506	$(556)	$(1,961)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

7.	Income taxes (Continued)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the years ended December 31:

	2004	2005	2006
Federal tax (recovery)	$383	$(233)	$2,669
State income tax expense (recovery), net of federal tax benefit	180	(20)	229
Change in enacted rates	—	—	93
Income of international subsidiaries taxes at different rates	(38)	(42)	(601)
Change in valuation allowance	(10,249)	1,911	(4,154)
Inter-company dividend	9,078	—	—
Permanent differences and other	1,152	(2,172)	(197)

Income tax expense (recovery)	$506	$(556)	$(1,961)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the years ended December 31:

	2004	2005	2006
U.S.	$4,373	$(200)	$5,166
Non U.S.	(4,086)	(468)	2,460

	$287	$(668)	$7,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2005	2006
Deferred income tax assets:
Net operating loss carryforwards	$34,441	$31,773
AMT credit carryforwards	534	1,350
Capital and other assets	15,358	13,158
Reserves, allowances and accruals	2,356	2,195

	52,689	48,476
Valuation allowance	(52,070)	(47,919)

Net deferred income tax assets	$619	$557

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of $74,171, of which $1,259 will expire in 2012, $3,608 will expire in 2014, $210 will expire in 2015, $1,077, will expire in 2018, $60 will expire in 2019, $30 will expire in 2020 and the remainder will expire between 2021 and 2026.

Deferred income taxes have not been provided on $3,679 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrealized deferred tax liabilities related to these earnings is $1,471.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

7.	Income taxes (Continued)

During 2006, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry forwards has not been limited.

Taxes related to discontinued operations were offset by the recognition of tax loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. SFAS No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2006, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $557. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset.

8.	Discontinued operations

In connection with the Company’s 2001 and 2002 restructuring plans described in further detail in note 6, the Company decided to exit and dispose of the Appleton and Cork operations.

Appleton:

During the third quarter of 2003, the Company sold the manufacturing operations of the Appleton facility for cash proceeds of $3,058. The Appleton facility has historically been included in the results of the United States segment (note 10). The Company recorded a loss on disposal of $235, which has been included in the loss from discontinued operations.

The following table outlines the statements of operations for the discontinued Appleton operations which are presented for the years ended December 31:

Statements of operations:

	2004	2005	2006
Revenues	$—	$—	$—

Net earnings (loss) from discontinued operations—net of tax (a)	$460	$—	$—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

8.	Discontinued operations (Continued)

(a)	The earnings for 2004 relate to the proceeds from the settlement of a lawsuit of $243 and an adjustment to the remaining accrual for closing costs of $217.

Cork:

In February 2002, the main customer of the Cork, Ireland facility was placed into administration as part of a financial restructuring. As a result, on March 19, 2002, the Company announced that it was closing the Cork, Ireland facility and that it was taking steps to place the subsidiary that operates that facility in voluntary administration and recorded a charge of $9,717 related to the closure of the facility.

The following table outlines the statement of operations for the discontinued Cork operations which are presented for the years ended December 31:

Statements of operations:

	2004	2005	2006
Revenues	$—	$—	$—
Net earnings (loss) from discontinued operations—net of tax (a)	$377	$—	$874

(a)	The earnings for 2004 and 2006 relate to additional proceeds from liquidation of $243 and $874. The recovery in 2006 is anticipated to be the final recovery.

9.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following years:

(Number of common shares)	2004 (a)	2005 (a)	2006
Basic weighted average shares outstanding	10,943,763	14,641,333	14,642,459
Dilutive stock options (b)	—	—	382,588

Diluted weighted average shares outstanding	10,943,763	14,641,333	15,025,047

(a)	As a result of the net loss from continuing operations for the years ended December 31, 2004 and 2005, diluted earnings per share was calculated using the basic weighted average shares outstanding because to do otherwise would have been anti-dilutive.
(b)	Dilutive stock options were determined by using the average common share price for the period. For the year ended December 31, 2006, the average share price used was $3.17 per share.

During 2004, 2005 and 2006, the calculations of diluted weighted average shares outstanding did not include 392,175, 696,839 and 559,588 options respectively, nor did they include 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

10.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries) and discontinued operations. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment and the Appleton manufacturing operations, previously included in the results of the United States segment (note 8). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm's-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the years ended December 31:

	2004	2005	2006
Revenues
US	$69,336	$111,954	$102,875
Canada	81,610	36,242	57,890
Mexico	132,380	100,103	117,680

Total	$283,326	$248,299	$278,445

Intersegment revenue
US	$(101)	$(450)	$(145)
Canada	(10,787)	(4,391)	(7,212)
Mexico	(27,842)	(14,692)	(8,306)

Total	$(38,730)	$(19,533)	$(15,663)

Net external revenue
US	$69,235	$111,504	$102,730
Canada	70,823	31,851	50,678
Mexico	104,538	85,411	109,374

Total	$244,596	$228,766	$262,782

EBITA
US	$4,694	$5,758	$9,216
Canada	(4,781)	(5,146)	(1,768)
Mexico	5,261	3,396	3,821

Total	$5,174	$4,008	$11,269

Interest	4,521	4,589	5,395
Amortization	2,330	—	—
Restructuring charges (recoveries)	(142)	99	(1,350)
Gain on sale of assets	—	(12)	(1,228)
Other expenses	(1,822)	—	826

Earnings (loss) from continuing operations before income taxes	$287	$(668)	$7,626

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

10.	Segmented information (Continued)

Capital expenditures

The following table contains capital expenditures for the years ended December 31:

	2004	2005	2006
US	$—	$54	$506
Canada	179	117	1,466
Mexico	234	2,314	2,425

Total	$413	$2,485	$4,397

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the years ended December 31:

	2004	2005	2006
US	$179,447	$138,633	$188,338
Canada	16,855	65,902	33,096
Europe	11,048	3,508	32,160
Asia	9,811	1,799	7,298
Mexico	27,435	18,924	1,890

Total	$244,596	$228,766	$262,782

Assets

	2005	2006
Long-lived assets (a)
US	$8,343	$1,883
Canada	1,671	7,487
Mexico	15,637	15,434

Total	$25,651	$24,804

Total assets
US	$30,109	$55,222
Canada	15,036	27,367
Mexico	44,900	33,373

Total	$90,045	$115,962

(a)	Long-lived assets information is based on the principal location of the asset.

Significant customers and concentration of credit risk:

Sales of the Company's products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company is subject to concentrations of credit risk in trade receivables. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

10.	Segmented information (Continued)

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

Three customers individually comprised 17%, 16% and 10%; 21%, 18% and 11% and 17%, 14% and 11%, respectively, of total revenue across all geographic segments during 2004, 2005 and 2006, respectively. At December 31, 2005 and 2006 these customers represented 4%, 18% and 2% and 17%, 2% and 17%, respectively, of the Company's accounts receivable.

11.	Commitments and contingencies

Operating leases

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2007	$1,739
2008	1,343
2009	1,178
2010	1,210
2011	1,194
Thereafter	3,386

Total	$10,050

Operating lease expense for the years ended December 31, 2004, 2005 and 2006 was $4,097, $1,878 and $2,192 respectively.

Certain of the Company's facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term. The Company has posted a letter of credit in the amount of $450 in favour of a facility landlord.

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

12.	Related Party

A director of the Company is an Operating Partner of Bain Capital, LLC (“Bain Capital”). During 2006, Bain Capital or its affiliates acquired slightly less than 50% of the capital stock of MEI, Inc. (“MEI”), a customer of the Company. All transactions between the Company and MEI in 2006 were in the normal course of operations.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

13.	United States and Canadian accounting policy differences

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. The significant differences between U.S. GAAP and Canadian GAAP and their effect on the consolidated financial statements of the Company are described below.

The following table reconciles net earnings (loss) under US GAAP as reported in the accompanying consolidated statements to net earnings (loss) under Canadian GAAP, and calculates earnings (loss) per share under Canadian GAAP:

	2004	2005	2006
Net earnings (loss) from continuing operations:
Under U.S. GAAP	$(219)	$(112)	$9,587
Stock-based compensation expense (i)	(256)	(231)	—
Share of earnings (loss) attributed to minority interest (ii)	(194)	—	—
Restatement (iii)	122	(291)	—

Under Canadian GAAP	$(547)	$(634)	$9,587

Net earnings (loss) from discontinued operations	$837	$—	$874

Earnings (loss) per share under Canadian GAAP
Basic earnings (loss) per common share:
—From continuing operations	$(0.09)	$(0.07)	$0.73
—From discontinued operations	$0.13	$—	$0.07

Diluted earnings (loss) per common share:
—From continuing operations	$(0.09)	$(0.07)	$0.64
—From discontinued operations	$0.08	$—	$0.06

Weighted average number of shares outstanding under Canadian GAAP
Basic	6,423,175	9,707,829	13,186,328
Diluted	10,943,763	9,707,829	15,025,047

Net earnings (loss) under Canadian GAAP are comprised of the following:

	2004	2005	2006
Operating earnings	$4,674	$3,399	$13,021
Interest expense	(4,521)	(4,589)	(5,395)

Earnings (loss) from continuing operations before income taxes and non-controlling interest	153	(1,190)	7,626

Income taxes (expense) recovery	(506)	556	1,961
Non-controlling interest	(194)	—	—

Earnings (loss) from continuing operations	(547)	(634)	9,587

Earnings (loss) from discontinued operations	837	—	874

Net earnings (loss)	290	(634)	10,461

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

13.	United States and Canadian accounting policy differences (Continued)

The following table reconciles shareholders’ equity as reported in the accompanying consolidated financial statements under US GAAP to shareholders’ equity under Canadian GAAP:

	2004	2005	2006
Shareholders' Equity
Under U.S. GAAP	$14,134	$14,022	$23,891
Stock-based compensation expense (i)	(256)	(487)	(487)
Restatement (iii)	(405)	(696)	—

Under Canadian GAAP	$13,473	$12,839	$23,404

The following accounting pronouncements differ in application under US GAAP and Canadian GAAP.

(i)	Stock-based compensation:

In November 2001, the CICA issued Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments” (“Section 3870”), which was revised in November 2003. Section 3870 establishes standards for the recognition, measurement, and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services and applies to transactions, including non-reciprocal transactions, in which an enterprise grants common shares, stock options or other equity instruments, or incurs liabilities based on the price of common shares or other equity instruments. Section 3870 outlined a fair value based method of accounting required for stock-based transactions, effective January 1, 2002 and applied to awards granted on or after that date and was effective January 1, 2004.

In accordance with transitional rules, the Company adopted this change in accounting policy on a retroactive basis for options granted during the period from January 1, 2002 to December 31, 2003 without restating prior periods. Consequently, the January 1, 2004 opening deficit was increased by $328 to reflect the cumulative impact of the adoption of CICA 3870 to December 31, 2003, with an offsetting credit to additional paid-in capital. As a result, there was no net effect on shareholders’ equity at December 31, 2003. Stock-based compensation expense related to stock option grants of $256 and $231 would have been recorded in the years ended December 31, 2004 and 2005, respectively, for Canadian GAAP purposes.

Under US GAAP for the years ended December 31 2004 and 2005, the Company was required to calculate and disclose pro forma information related to the fair value of stock-based compensation, but was not required to record a related stocj-based compensation expense. The differences between proforma disclosures in 2004 and 2005 and the expense recorded for Canadian GAAP purposes is a result of the Canadian GAAP expense representing grants from 2002 onwards. For US GAAP pro forma purposes all grants related to outstanding stock options were included in the fair value calculations.

Effective January 1, 2006, the Company adopted SFAS 123R which required the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards using a fair value based method prospectively for all outstanding awards. SFAS 123R also required the company to estimate forfeitures for all outstanding stock options. As a result of the adoption of SFAS 123R, the expense recorded under both Canadian and US GAAP was $187 for the year ended December 31, 2006.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

13.	United States and Canadian accounting policy differences (Continued)

(ii)	Exchangeable shares:

Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts ("EIC-151"), Canadian GAAP requires companies to present exchangeable securities as liabilities or minority interest rather than within equity.

Based on the characteristics of the Company's exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company has reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the non-controlling interest under Canadian GAAP had been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the non-controlling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholders' equity on the balance sheet.

As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Diluted earnings per share are calculated as though the exchangeable shares had been converted at the beginning of each period presented.

(iii)	Restatement:

As disclosed in Note 2, the Company recorded a cumulative adjustment to increase the opening deficit in 2006 related to the correction of misstatements arising in prior years on the adoption of SAB 108 under US GAAP. Under Canadian GAAP, the Company is required to reflect each correction as a restatement in the period to which it relates. The opening deficit in 2004 has been decreased by $527 to reflect the correction of an error in years prior to 2004 related to the amortization of leasehold improvements. The impact of the correction of the items disclosed in note 2 on the loss from continuing operations in 2004 and 2005 are a decrease of $122 and an increase of $291, respectively.

Recent Canadian Accounting Pronouncements

(i)	Non-monetary transactions:

In 2005, the CICA issued Handbook Section 3831, Non-monetary Transactions, ("CICA 3831"), replacing Section 3830, Non-monetary Transactions. CICA 3831 requires that an asset exchanged or transferred in a non-monetary transaction must be measured at its fair value except when (a) the transaction lacks commercial substance; (b) the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange; (c) neither the fair value of the asset received nor the fair value of the asset given up is reliably measurable; or (d) the transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

In these cases, the transaction must be measured at the carrying value. The new requirements were effective for transactions occurring on or after January 1, 2006. This new standard, which is consistent with US GAAP, has not had a material impact on the Company's consolidated financial statements under Canadian GAAP.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US dollars, except numbers of shares and per share amounts)

13.	United States and Canadian accounting policy differences (Continued)

(ii)	Accounting changes:

In 2006, the CICA issued Handbook Section 1506, Accounting Changes ("CICA 1506"). CICA 1506 prescribes the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and correction of errors. This new standard, which is consistent with US GAAP, is required to be adopted by the Company on January 1, 2007 and is not expected to have a material impact on the Company's consolidated financial statements.

(iii)	Financial instruments:

In 2005, the CICA issued Handbook Section 3855, Financial Instruments—Recognition and Measurement, Handbook Section 1530, Comprehensive Income, Handbook Section 3251, Equity, and Handbook Section 3865, Hedges. The new standards are effective for the Company's financial statements commencing January 1, 2007.

Under these standards, all of the Company's financial assets will be classified as loans and receivables, which, along with all financial liabilities, will be carried at amortized cost using the effective interest method. Upon adoption, the Company has determined that none of its financial assets will be classified as available for sale, held-for-trading or held-to-maturity and none of its financial liabilities will be classified as held-for-trading.

All derivatives, including embedded derivatives that must be separately accounted for, will be measured at fair value, with changes in fair value recorded in the consolidated statements of income unless they are effective cash flow hedging instruments. The Company is currently assessing the impact of the requirement to recognize embedded derivatives and non-financial derivatives at fair value under Canadian GAAP. The Company does not currently enter into hedging activities.

Effective January 1, 2007, under Canadian GAAP, the Company is required to adopt an accounting policy to either expense financing fees as incurred or to add them to the amortized cost of the related financial instruments and amortize them using the effective interest method.

In 2006, the CICA issued Handbook Section 3862, Financial Instruments—Disclosures, and Handbook Section 3863, Financial Instruments—Presentation. These new standards will be effective for the Company beginning January 1, 2008. The Company is currently assessing the impact of adopting these two new standards under Canadian GAAP.

(iv)	Capital disclosures:

In 2006, the CICA issued Handbook Section 1535, Capital Disclosures ("CICA 1535"). CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity's objectives, policies and processes for managing capital including disclosures of any externally imposed capital requirements and the consequences for non-compliance. The new standard will be effective for the Company beginning January 1, 2008. The Company is currently assessing the impact of adopting this new standard under Canadian GAAP.