Form 10-Q
period 2007-04-01
SMTC CORP
filed 2007-05-16
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2007, SMTC Corporation had 13,691,776 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of May 3, 2007, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,948,311 exchangeable shares outstanding, excluding 6,993,754 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of

(Expressed in thousands of U.S. dollars)

(Unaudited)

		April 1, 2007	December 31, 2006
Assets
Current assets:
Accounts receivable - net	Note 3	$44,916	$45,160
Inventories	Note 3	44,793	42,851
Prepaid expenses		1,267	1,280

		90,976	89,291
Property, plant and equipment - net	Note 3	23,804	24,804
Deferred financing fees	Note 3	924	1,310
Deferred income taxes	Note 6	645	557

		$116,349	$115,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable		$39,515	$36,730
Accrued liabilities	Note 3	10,407	10,253
Income taxes payable		322	1,979
Current portion of long-term debt	Note 3	20,489	22,405
Current portion of capital lease obligations		586	541

		71,319	71,908
Long-term debt	Note 3	16,916	18,632
Capital lease obligations		1,356	1,531
Commitments and contingencies	Note 9

Shareholders’ equity:
Capital stock	Note 4	9,768	11,969
Warrants	Note 4	10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		246,768	244,501
Deficit		(240,145)	(242,946)

		26,758	23,891

		$116,349	$115,962

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations for the three months ended

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		April 1, 2007	April 2, 2006
Revenue		$69,477	$59,907
Cost of sales		63,000	53,842

Gross profit		6,477	6,065
Selling, general and administrative expenses		3,572	3,912

Operating earnings		2,905	2,153
Interest expense		1,682	1,164

Earnings before income taxes		1,223	989
Income tax (recovery) expense	Note 6
Current		(1,480)	—
Deferred		(98)	38

		(1,578)	38

Net earnings, also being comprehensive income		$2,801	$951

Basic earnings per share		$0.19	$0.06
Diluted earnings per share		$0.19	$0.06
Weighted average number of shares outstanding
Basic		14,646,333	14,641,333
Diluted		14,871,043	14,825,301

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	66	—	66
Conversion of shares from exchangeable to common stock	(2,201)	—	—	2,201	—	—
Net earnings	—	—	—	—	2,801	2,801

Balance, April 1, 2007	$9,768	$10,372	$(5)	$246,768	$(240,145)	$26,758

Balance, December 31, 2005	$16,986	$10,372	$(5)	$239,380	$(252,711)	$14,022
Conversion of shares from exchangeable to common stock	(382)	—	—	382	—	—
Stock-based compensation	—	—	—	60	—	60
Net earnings	—	—	—	—	951	951

Balance, April 2, 2006	$16,604	$10,372	$(5)	$239,822	$(251,760)	$15,033

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 1, 2007	April 2, 2006
Cash provided by (used in):
Operations:
Net earnings (loss)	$2,801	$951
Items not involving cash:
Depreciation	1,309	1,145
Other	—	46
Deferred income taxes	(88)	—
Non-cash interest	313	169
Stock-based compensation	66	60
Change in non-cash operating working capital:
Accounts receivable	244	(7,001)
Inventories	(1,942)	(2,304)
Prepaid expenses	13	(435)
Income taxes recoverable/payable	(1,657)	(54)
Accounts payable	2,785	3,171
Accrued liabilities	154	(1,747)

	3,998	(5,999)
Financing:
Increase in long-term debt	—	7,725
Repayment of long-term debt	(3,559)	(989)
Principal payment of capital lease obligations	(130)	(426)

	(3,689)	6,310
Investing:
Purchase of property, plant and equipment	(309)	(311)

Proceeds from discontinued operations	(309)	(311)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of the period	$—	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation, its subsidiaries and joint ventures (collectively, “SMTC” or the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada and Mexico.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements for the year ended December 31, 2006. The accompanying unaudited interim consolidated financial statements include adjustments that are in the opinion of management, necessary for a fair presentation under Generally Accepted Accounting Principles in the United States (“US GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

Certain comparative figures for 2006 have been reclassified to conform to the 2007 financial statement presentation.

2.	Accounting changes and recent pronouncements

Accounting Changes

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was applicable for the Company beginning January 1, 2007.

FIN 48 requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that meet the more likely than not threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized when ultimately settled with the tax authorities. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See note 6 for additional disclosures related to income taxes.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three months ended for each of the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	April 1, 2007	April 2, 2006
Long-term debt	$1,600	$1,133
Obligations under capital leases	59	31
Other	23	—

Interest expense	$1,682	$1,164

Consolidated statements of cash flows

Interest and taxes paid:

	April 1, 2007	April 2, 2006
Cash interest paid	$1,039	$92
Cash taxes paid - net	$177	$616
Consolidated balance sheets Accounts receivable – net:
	April 1, 2007	December 31, 2006
Accounts receivable	$46,071	$46,063
Less: Allowance for doubtful accounts	(1,155)	(1,015)

Accounts receivable – net	$44,916	$45,160

Inventories:
	April 1, 2007	December 31, 2006
Raw materials	$28,435	$28,622
Work in process	10,435	10,212
Finished goods	5,293	3,290
Other	630	727

Inventories	$44,793	$42,851

Property, plant and equipment – net:
	April 1, 2007	December 31, 2006
Cost:
Land	$1,648	$1,648
Buildings	9,620	9,605
Machinery and equipment (a)	29,012	28,809
Office furniture and equipment	4,338	4,291
Computer hardware and software	8,501	8,460
Leasehold improvements	13,649	13,648

	66,768	66,461

Less accumulated depreciation:
Land	—	—
Buildings	(3,317)	(3,165)
Machinery and equipment (a)	(19,368)	(18,596)
Office furniture and equipment	(4,097)	(4,022)
Computer hardware and software	(8,235)	(8,197)
Leasehold improvements	(7,947)	(7,677)

	(42,964)	(41,657)

Property, plant and equipment - net	$23,804	$24,804

(a)	Included within Machinery and equipment were assets under capital leases with costs of $5,814 and $5,814, and associated accumulated depreciation of $1,400 and $1,192 as of April 1, 2007 and December 31, 2006, respectively. The related depreciation expense for the periods ended April 1, 2007 and April 2, 2006 was $208 and $128, respectively.

Deferred financing fees:

	April 1, 2007	December 31, 2006
Deferred financing costs	$3,901	$3,901
Less: accumulated amortization	(2,977)	(2,591)

Deferred financing fees - net	$924	$1,310

Accrued liabilities:
	April 1, 2007	December 31, 2006
Customer related	$1,209	$2,016
Interest and financing related	880	594
Payroll	4,805	4,110
Professional services	877	1,134
Restructuring	234	353
Vendor related	858	432
Miscellaneous taxes	196	234
Other	1,348	1,380

Accrued liabilities	$10,407	$10,253

Long-term debt:
	April 1, 2007	December 31, 2006
Senior debt:
Revolving	$5,689	$7,135
Term	11,250	11,658
Subordinated debt	20,226	21,893
Other	240	351

	37,405	41,037
Less: Current portion of long-term debt	(20,489)	(22,405)

Long-term debt	$16,916	$18,632

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

In March 2007, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extends the term of the revolving credit facility and the original term loan to April 15, 2008.

The revolving credit facility requires a lockbox arrangement where all customer remittances are applied daily against the outstanding borrowings. At the Company’s option, it may elect to use a “springing lock-box” arrangement, whereby remittances from customers are forwarded to the Company’s general bank account rather than the lock-box arrangement.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt is classified as long-term as at December 31, 2006 and April 1, 2007.

The Wachovia Facilities and the subordinated debt under the Credit Agreement (as amended on June 1, 2004) are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries. The security interest granted to Wachovia ranks senior to the security interest of the Pre-existing Lenders.

The portion of this senior debt denominated in Canadian dollars (“CDN”) was $779 and $2,201 as of April 1, 2007 and December 31, 2006, respectively.

Subordinated debt:

During the three months ended April 1, 2007, the Company repaid $1,666 of the subordinated debt.

Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at April 1, 2007. Continued compliance with the financial covenants for the next twelve months is dependant on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company’s customers. In the event of non-compliance, the Company’s lenders have the right to amend the financial covenants or demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

4.	Capital stock

Common shares

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of April 1, 2007:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	1,226,956	$11,608
Shares issued (cancelled) pursuant to:
Conversion to common stock	(232,900)	(2,203)

Balance at end of the period	994,056	9,405

Common shares
Balance at beginning of the period	13,419,376	$361
Shares issued pursuant to:
Conversion of exchangeable shares	232,900	2

Balance at end of the period	13,652,276	363

Special voting stock
Balance at beginning of the period	1	$—

Balance at end of the period	1	—

Total Common stock	14,646,333	$9,768

Warrants
Common share warrants
Balance at beginning of the period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the period	16,675,000	7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

A summary of stock option activity for the period ended April 1, 2007 is as follows:

	Outstanding options	Weighted average exercise price
Balance at December 31, 2006	942,124	$1.17
Options granted under the 2000 Equity incentive plan	40,000	$3.11
Options cancelled	(4,123)	$28.79

Balance at April 1, 2007	978,001	$2.72

The following weighted average assumptions were used in computing the fair value of stock options granted and used to compute stock-based compensation expenses as recorded in the financial statements for the following periods:

April 1, 2007
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%
Expected volatility	101.3%
Risk-free interest rate	4.48%
Expected option life in years	4
Weighted-average stock option fair value per option granted	$2.23

During the three months ended April 2, 2006 and April 1, 2007, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $66 and $60, respectively

5.	Restructuring and other charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”).

Restructuring charges:

During the three months ended April 1, 2007 and April 2, 2006, the Company did not record any additional charges. However, the Company made severance payments of $119 under the 2006 Plan related to employees in Canada during the three month ended April 1, 2007 and paid facility and severance costs of $115 under the 2002 Plan and 2004 Plan, respectively, during the three months ended April 2, 2006.

There were no remaining accrued amounts related to the 2001 Plan, 2002 Plan and 2004 Plan as at December 31, 2006.

Other charges (recoveries):

The following table details the change in the restructuring accrual, for the three months ended April 1, 2007, relating to the 2006 Plan:

Severance
2006 Plan
Balance as at December 31, 2006	$353
Payments	(119)

Balance as at April 1, 2007	$234

The Company expects to pay out the remaining amounts under the 2006 Plan during 2007 through a drawdown on the revolving credit facility.

6.	Income taxes

During the three months ended April 1, 2007, the Company recorded a net income tax recovery of $1,578 primarily resulting from the release of a reserve of $1,538 related to a refund received in 2006 for which the statute of limitations expired during the three months ended April 1, 2007.

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of approximately $74,171, of which $1,259 will expire in 2012, $3,608 will expire in 2014, $210 will expire in 2015, $1,077, will expire in 2018, $60 will expire in 2019, $30 will expire in 2020 and the remainder will expire between 2021 and 2026.

The adoption of FIN 48 did not result in a change to the Company’s accumulated deficit at January 1, 2007. The Company had $1,828 of gross unrecognized tax benefits as of the time of the adoption of FIN 48 at January 1, 2007. During the three months ended April 1, 2007, the Company released $1,538 of previously unrecognized tax benefits related to a refund of U.S. taxes as a result of the statute of limitations expiring. This release favorably impacted the Company’s effective tax rate in the quarter. Of the remaining unrecognized tax benefits at April 1, 2007, $289 represents the amount of unrecognized tax benefits that if recognized would favorably impact the effective tax rate in future periods.

The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months.

Tax years 2000 to 2007 remain open for review by the tax authorities. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties based on the likelihood of the event and its ability to reasonably estimate such amounts.

The Company is currently undertaking a detailed review of its current and historical transfer pricing policies and methodologies. The Company believes that it is more than likely than not that the results of its review will not have a material effect on its gross unrecognized tax benefits or its consolidated financial position.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected futures taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in these jurisdictions.

7.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

(Number of common shares)	April 1, 2007	April 2, 2006
Basic weighted average shares outstanding	14,646,333	14,641,333
Dilutive stock options (a)	224,710	183,968

Diluted weighted average shares outstanding	14,871,043	14,825,301

(a)	Dilutive stock options were determined by using the average common share price for the period. For the three months ended April 1, 2007 and April 6, 2006, the average share price used was $2.74 and $1.94 per share, respectively.

For the three months ended April 1, 2007, the calculation did not include 148,001 options and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three months ended April 2, 2006, the calculation did not include 498,371 options and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

8.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries) and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three months ended:

	April 1, 2007	April 2, 2006
Revenues
US	$22,923	$28,733
Canada	19,223	12,904
Mexico	30,755	22,369

Total	$72,901	$64,006

Intersegment revenue
US	$(38)	$(45)
Canada	(1,093)	(1,912)
Mexico	(2,293)	(2,142)

Total	$(3,424)	$(4,099)

Net external revenue
US	$22,885	$28,688
Canada	18,130	10,992
Mexico	28,462	20,227

Total	$69,477	$59,907

EBITA
US	$1,053	$2,386
Canada	708	(741)
Mexico	1,144	508

Total	$2,905	$2,153

Interest	1,682	1,164

Earnings before income taxes	$1,223	$989

Capital expenditures The following table contains capital expenditures for the three months ended:
	April 1, 2007	April 2, 2006
US	$97	$48
Canada	61	84
Mexico	151	179

Total	$309	$311

Geographic revenues The following table contains geographic revenues based on the product shipment destination, for the three months ended:
	April 1, 2007	April 2, 2006
US	$25,278	$37,088
Canada	21,683	15,049
Europe	8,243	1,719
Asia	1,490	130
Mexico	12,783	5,921

Total	$69,477	$59,907

Assets

	April 1, 2007	December 31, 2006
Long-lived assets (a)
US	$6,626	$1,883
Canada	2,310	7,487
Mexico	14,868	15,434

Total	$23,804	$24,804

(a)	Long-lived assets information is based on the principal location of the asset.

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

During the three months ended April 1, 2007, three customers individually comprised 20.7%, 15.6% and 12.0%; (April 2, 2006, four customers – 13.5%, 12.5%,, 10.6 and 10.4%) of total revenue across all geographic segments. These customers represented 24.0%, 13.7% and 10.0%, respectively, (December 31, 2006, three customers – 17%, 2% and 17%), of the Company’s accounts receivable as at April 1, 2007.

9.	Commitments and Contingencies

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the financial statements, as required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and it subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) included within Annual Report on Form 10-K filed on April 2, 2007. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on April 2, 2007, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in US dollars unless specifically stated otherwise.

Overview

Background

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, computing and networking, and communications market segments. We currently service our customers through manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, and Mexico, as well as through our manufacturing relationship with China-based Alco Electronics. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support. As the technology sector grew rapidly in 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in 2001 and 2002, we began an operational restructuring that involved closing six, and selling one, of our manufacturing facilities (the “2001 Plan” and “2002 Plan”, respectively).

In early 2004, we initiated a comprehensive transformation plan designed to restructure, recapitalize and restore profitability and growth. The transformation plan had several components, including operational optimization, financial recapitalization, strategy development and implementation and organization renewal. The recapitalization, which closed on June 1, 2004, consisted of three main components:

•	a private placement of equity securities;

•	a transaction with SMTC’s pre-existing lenders (the “Pre-existing Lenders”) to repay a portion of SMTC’s pre-existing debt and restructure the balance of SMTC’s pre-existing debt; and

•

a new secured credit facility with Wachovia Capital Finance of Canada and its affiliates (“Wachovia”). This secured facility with Wachovia, as amended, includes a revolving credit facility and a term loan, and is referred to herein as the “Wachovia Facilities.”

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

Our primary focus in 2006 was centered on the execution of a strategy that would enable us to increase revenue through a combination of increasing the level of business with current customers and through new customer acquisition and to restore profitability to a satisfactory level. We believe 2006 was a successful year in many respects for the Company, highlighted by double digit growth in revenues over 2005 and record earnings for the year. The Company grew sequentially and year over year each quarter of 2006 driven by both growth and increased share of business with existing customers and the addition of new customers, while at the same time maintaining operational excellence and cost containment.

However, in 2006 we did not meet our cash generation targets as the Company invested in inventory and accounts receivables mainly the result of supply chain challenges due to both external as well as internal forces. To address this issue, the Company is undertaking a number of inventory reduction initiatives.

In the third quarter of 2006, the Company realized a number of one-time items with a net favorable impact on net income of approximately $5.0 million. Included in one time items were an income tax recovery, proceeds from the sale of surplus real estate, final proceeds from the sale of operations discontinued in 2002 and a net adjustment to restructuring accruals. Also during the third quarter of 2006, the Company began a restructuring program at the management level to better manage operating cash by reducing certain management roles (the “2006 Plan”).

In September 2006, the Company and Wachovia amended the Wachovia Facilities to increase permitted borrowings under the secured credit facility from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As a part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million which bears a variable interest rate based on LIBOR plus five (5%) to seven (7%) percent depending on the senior leverage ratio. The Term Loan B has quarterly payments of $0.3 million, maturing on October 15, 2007, and is secured by the Company’s Mexican based assets. In March 2007, the Company and Wachovia signed another amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loan to April 15, 2008.

Developments in 2007

First quarter 2007 results met and exceeded internal targets as a result of the continuing execution of our growth strategy focusing on increasing volume with current customers, ramping new customers introduced at the end of 2006 and developing new customers while at the same time maintaining operational excellence and containing costs.

The Company generated cash in the first quarter and reduced debt by $3.6 million. We continue to work on improving working capital and some progress was made in the quarter. Working capital reduction, particularly inventory, continues to be a high priority in 2007.

The Company is in the process of refinancing its balance sheet to reduce interest rates, address the debt maturities and provide greater financial flexibility. The Company is in advanced discussions to refinance its total debt obligations and expects the refinancing to be completed in the coming months.

In the first quarter of 2007, the Company released a reserve related to a tax refund received in 2006 of $1.5 million. For further details on taxes refer to note 6 of the accompanying unaudited interim consolidated financial statements included under Item 1 of Part I above.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with US GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 13 of the consolidated financial statements included with the Annual Report on Form 10-K filed on April 2, 2007.

The following table sets forth summarized operating results in millions of US$ for the periods ended:

				Change Q1 ‘07 vs Q1 ‘06		Change Q1 ‘06 vs Q1 ‘05
	Q1 2007	Q1 2006	Q1 2005	$	%	$	%
Revenue	$69.5	$59.9	$49.1	$9.6	16.0%	$10.8	22.0%
Cost of sales	63.0	53.8	47.1	9.2	17.1%	6.7	14.2%

Gross profit	6.5	6.1	2.0	0.4	6.6%	4.1	205.0%
Selling, general and administrative expenses	3.6	3.9	3.4	(0.3)	(7.7)%	0.5	14.7%
Restructuring charges (adjustments)	—	—	0.1	0.0	NM	(0.1)	NM

Operating earnings	2.9	2.2	(1.5)	0.7	31.8%	3.7	(246.7)%
Interest expense	1.7	1.2	1.1	0.5	41.7%	0.1	9.1%

Earnings (loss) from continuing operations before income taxes	1.2	1.0	(2.6)	0.2	20.0%	3.6	(138.5)%
Income tax (recovery) expenses
Current	(1.5)	—	—	(1.5)	NM	—	NM
Deferred	(0.1)	—	—	(0.1)	NM	—	NM

	(1.6)	—	—	(1.6)	NM	—	NM

Net (loss) earnings from continuing operations	$2.8	$1.0	$(2.6)	$1.8	180.0%	$3.6	(138.5)%

Quarter ended April 1, 2007 compared to the quarter ended April 2, 2006:

Revenue

Revenue increased $9.6 million, or 16.0%, from $59.9 million for the first quarter of 2006 to $69.5 million for the first quarter of 2007. The increase in revenue in the first quarter of 2007 was largely due to the growth in revenues from our three largest customers, Ingenico S.A. (“Ingenico”), Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), and MEI, Inc. (formerly MEI Electronics) (“MEI”). In addition, revenue increased as a result of the introduction of two new customers at the end of 2006 and growth in many of the Company’s other larger accounts during the first quarter. This growth was partially offset by the previously reported decline in revenue from one product approaching end of life at a long standing networking customer, as well as what is expected to be temporary declines from a longstanding industrial customer and other communications and networking related customers. The impact of the decline from this customer is expected to diminish in future quarters of 2007.

During the first quarter of 2007, revenue from the industrial sector represented 64.9% of revenue compared to 56.7% of revenue in the first quarter of 2006, which is largely is due to the growth in revenue from Ingenico, Harris, MEI and the introduction of a new industrial customer. The percentage of sales attributable to the communications and enterprise computing and networking sector was 15.3% and 19.8%, respectively, during the first quarter of 2007 compared to 17.7% and 25.6%, respectively, during the first quarter of 2006, largely the result of a decline in revenue from a long standing network customer, partially offset by the increase in revenue from another enterprise computing and networking sector customer.

During the first quarter of 2007, we recorded approximately $1.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.7 million in the first quarter of 2006. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from year to year. The Company’s ten largest customers represented 81.2% of revenue during the first quarter of 2007, compared to 85.1% in the first quarter of 2006. Revenue from our three largest customers during the first quarter of 2007 were $14.4 million from Ingenico, $10.9 million from Harris and $8.3 million from MEI, representing 20.7%, 15.6%

and 12.0% of total revenue for the first quarter of 2007, respectively. This compares with revenue of $8.1 million from Ingenico, $7.5 million from EMC Corporation (“EMC²”), $6.4 million from Harris and $6.2 million from MEI representing 13.5%, 12.5%, 10.6% and 10.4% of total revenue for the first quarter of 2006, respectively. The impact of the decline from EMC2 is expected to diminish in future quarters of 2007. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2007, 32.9% of our revenue was attributable to our operations in the US, 41.0% in Mexico and 26.1% in Canada. During the first quarter of 2006, 45.0% of our revenue was attributable to our operations in the United States, 36.7% in Mexico and 18.3% in Canada. The increase in Canada was the result of increased revenue from Harris and the introduction of two new customers, while the increase in Mexico was largely due to increases in revenue from Ingenico and MEI somewhat offset by declines in sales to a long standing industrial customer and a networking customer. The decrease in production in the US was primarily due to decreased revenue from EMC² as well two other customers, somewhat offset by increases with several other customers.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the first quarter of 2007 increased by $0.4 million or 6.6% to $6.5 million when compared to the same period in 2006, due primarily to increased revenue, partially offset by an increase in provisions for inventory obsolescence.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million during the first quarter of 2007 to $3.6 million from $3.9 million in the first quarter of 2006. The decrease in selling, general and administrative expenses largely reflects the timing of certain expenses such as professional services costs and travel, as well as lower variable compensation costs compared to the first quarter of 2006, offset in part by an increase in stock-based compensation expense.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

The Company did not record any restructuring charges during the first quarter of 2007 or the first quarter of 2006. However, the Company made severance payments totaling $0.1 million under the 2006 Plan during the first quarter of 2007 related to employees in Canada and paid facility and severance costs of $0.1 million under the 2002 Plan and 2004 Plan during the first quarter of 2006. We expect the majority of the remaining restructuring accrual related to the 2006 Plan to be paid by the end of 2007.

For more detailed disclosure related to theses plans and charges recorded please refer to note 6, “Restructuring and other charges” of the audited consolidated financial statements included in the Annual Report on Form 10-K filed on April 2, 2007.

Interest Expense

Interest expense increased from $1.2 million in the first quarter of 2006 to $1.7 million for the first quarter of 2007 an increase of $0.5 million resulting from higher average borrowing levels, an increase in interest rates and an increase in rates and related expenses as a result of the September 2006 amendment to the Wachovia Facilities which included a new $10 million term loan. Interest expense for the first quarter of 2007 included the amortization of deferred financing fees of $0.4 million which increased from the first quarter of 2006 as a result of the amortization of additional financing fees incurred as part of the September 2006 amendment to the Wachovia Facilities. Interest expense directly related to debt increased by $0.5 million, from $1.1 million for the first quarter of 2006, to $1.6 million for the first quarter of 2007, due to higher average debt balances outstanding during the first quarter of 2007 and by higher interest rates in the first quarter of 2007, as compared to the same quarter in 2006 as interest rates generally increased.

The weighted average interest rates with respect to the debt were 11.8% and 10.1% for each of the first quarters of 2007 and 2006, respectively.

Income Tax Expense

During the first quarter of 2007, the Company recorded a net income tax recovery of $1.6 million primarily related to a release of a reserve related to a tax refund received in 2006 and related interest of $1.5 million.

At April 1, 2007, the Company had total net operating loss (“NOL”) carry forwards of approximately $74,171, of which $1,259 will expire in 2012, $3,608 will expire in 2014, $210 will expire in 2015, $1,077, will expire in 2018, $60 will expire in 2019, $30 will expire in 2020 and the remainder will expire between 2021 and 2026.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. There was no impact to the unaudited interim consolidated financial statements of the Company as a result of adopting FIN 48.

Tax years 2003 to 2007 remain open for review by the tax authorities in both Canada and the United States. In addition, all years from which a NOL could potentially be carried forward remain open to the extent of the NOL. Based on the outcome of examinations of the Company, the result of the expiration of statutes of limitations for specific jurisdictions or the result of other requests from taxing authorities, it is reasonably possible that the related NOL carry forwards could change from those disclosed. However, it is not possible to estimate the impact of any amount of such changes, if any, to our previously disclosed tax positions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

Quarter ended April 2, 2006 compared to the quarter ended April 3, 2005:

Revenue

Revenue increased $10.8 million, or 22.0%, from $49.1 million for the first quarter of 2005 to $59.9 million for the first quarter of 2006. The increase in revenue was due largely to the growth in revenue earned from Ingenico and Harris during the first quarter of 2006 compared to the same period in 2005, partially offset by the decline in revenue from EMC² and International Business Machines Corporation (“IBM”) as certain products approached end of life. Harris was a new customer added in the second half of 2005, which ramped up in the first quarter of 2006.

During the first quarter of 2006, revenue from the industrial sector represented 56.7% of revenue compared to 37.7% of revenue for the first quarter of 2005. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector was 25.6% and 17.7%, respectively, for the first quarter of 2006 compared to 41.8% and 20.5%, respectively, for the first quarter of 2005. The increase in the percentage of revenue generated from the industrial sector in the first quarter of 2006 compared to the first quarter of 2005 was largely due to the growth in revenue earned from Harris and Ingenico in the first quarter of 2006. The reduction in the percentage of revenue generated from the computing and networking sector in the first quarter of 2006 compared to the first quarter of 2005 is due to the decline in revenue earned from EMC² and IBM, partially offset by the increase in revenue earned from other customers in the first quarter of 2006 compared to the first quarter of 2005. The decrease in the percentage of revenue earned from the communications sector in the first quarter of 2006 compared to the first quarter of 2005 was due to the decrease in revenue earned from a number of our customers in that sector in the first quarter of 2006 compared to the same period in 2005.

During the first quarter of 2006, we recorded approximately $2.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.7 million in the first quarter of 2005. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first quarter of 2006, the Company’s ten largest customers represented 85.0% of revenue compared to 90.0% for the same period in 2005. Revenue from our four largest customers during the first quarter of 2006 was $8.1 million from Ingenico, $7.5 million from EMC², $6.4 million from Harris, and $6.2 million from MEI representing 13.5%, 12.5%, 10.6% and 10.4%, respectively, of total revenue for the period. This compares with revenue of $11.1 million from EMC², $6.9 million from MEI and $5.0 million from Ingenico representing 22.6%, 14.1% and 10.1%, respectively, of total revenue for the same period in 2005. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2006, 45.0% of our revenue was produced from operations in the United States, 36.7% from Mexico and 18.3% from Canada. During the first quarter of 2005, 47.6% of our revenue was produced from operations in Mexico, 44.4% from the United States and 8.0% from Canada. The increase in production in Canada is due to higher revenue earned from Harris compared to the same period in 2005. The decrease in production in Mexico was the result of the decrease in revenue from IBM compared to the prior year.

Gross Profit

Gross profit increased $4.1 million from $2.0 million, or 4.1% of revenue, for the first quarter of 2005 to $6.1 million, or 10.1% of revenue, for the first quarter of 2006. The increase in the gross margin percentage in the first quarter of 2006 was largely due to higher revenues, a change in customer mix and better utilization of fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $0.5 million from $3.4 million, or 6.9% of revenue, for the first quarter of 2005 to $3.9 million, or 6.5% of revenue, for the first quarter of 2006. The increase in selling, general and administrative expenses in absolute dollars was partially due to the effect of the new accounting policy for stock based compensation and other compensation increases. The decrease in selling, general and administrative expenses as a percentage of revenue was due to the higher revenue base.

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

The Company paid facility costs and severance of $0.1 million under the 2002 Plan and 2004 Plan during the first quarter of 2006. During the first quarter of 2005, the Company paid severance costs of $0.6 million related to restructuring activities in Canada and Mexico under the 2004 Plan and $0.2 million related to facility costs under the 2002 Plan. In addition during the first quarter of 2005, the Company received proceeds of less than $0.1 million, from the sale of an asset previously written off. Since the original write-off was recorded in selling, general and administrative expense the recovery was also recorded in the same manner.

Interest Expense

Interest expense increased $0.1 million from $1.1 million for the first quarter of 2005 to $1.2 million for the first quarter of 2006. Interest expense for the first quarter of 2006 included the amortization of deferred financing fees of $0.3 million offset by a reduction in interest expense of $0.1 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.0 million for the first quarter of 2006 and $0.9 million for the first quarter of 2005. The weighted average interest rates with respect to the debt for the first quarter of 2006 and 2005 were 10.4% and 9.0%, respectively.

Income Tax Expense

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded for deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

At December 31, 2005, the Company had total net operating loss (“NOL”) carry forwards of approximately $86.8 million, of which $3.7 million will expire in 2013, $7.4 million will expire in 2014, $5.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $49.9 million will expire in 2021, and $19.5 million will expire in 2023.

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

Liquidity

Quarter ended April 1, 2007:

Net cash provided by operating activities during the first quarter of 2007 was $4.0 million. The cash generated resulted from increased sales, a decline in selling, general and administrative expenses and an increase in net working capital requirements of $0.4 million primarily due to increases in inventories. Accounts receivable days sales outstanding were 52 days for each of the first quarter of 2007 and the first quarter of 2006. Inventory turned six times for each of the first quarter of 2007 and 2006, respectively. Accounts payable days outstanding were 57 days at the end of the first quarter of 2007 compared to 58 days for the same period in 2006.

Net cash used in financing activities during the first quarter of 2007 was $3.7 million compared to cash provided by financing activities of $6.3 million during the first quarter of 2006. During the first quarter of 2007, the Company repaid debt of $3.6 million while during the same period on 2006 the Company increased its long-term debt by $6.7 million offset by the repayment of capital leases of $0.4 million. Under the Wachovia Facilities, the Company has a secured revolving credit facility of up to $45 million. At April 1, 2007, we had $16.9 million of indebtedness outstanding under our Wachovia Facilities. The Wachovia Facilities have a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used by investing activities during each of the first quarter of 2007 and 2006 was $0.3 million related to the purchase of capital assets.

Quarter ended April 2, 2006:

Net cash used in operating activities during the first quarter of 2006 was $6.0 million. The use of cash was the result of a net increase in working capital of $8.4 million, offset by net earnings of $1.0 million and non-cash depreciation and other charges of $1.4 million. The net use in working capital of $8.4 million consists of an increase in accounts receivable, prepaid expenses, and inventory of $7.0 million, $0.4 million, and $2.3 million respectively, and a decrease in income taxes payable, and accrued liabilities of $0.1 million, and $1.7 million, respectively, all of which used working capital, offset by an increase in accounts payable of $3.2 million. Accounts receivable days sales outstanding was 52 days at the end of the first quarter of 2006 compared to 40 days for the same period in 2005 due to a change in terms for a customer and higher sales volume approaching the end of the quarter. Inventory turned 6 times for each of the first quarters of 2006 and 2005. Accounts payable days outstanding was 58 days at the end of the first quarter of 2006 compared to 43 days for the same period in 2005. The increase in the accounts payable days was due to negotiations with certain vendors to extend terms.

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

Capital Resources

In March 2007, the Company and Wachovia signed an amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loan to April 15, 2008.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the next 12 months. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the debt under the Wachovia facility is classified as long-term as at April 1, 2007 with the exception of Term Loan B which is currently due on October 15, 2007.

At April 1, 2007, we had $16.9 million of indebtedness outstanding under the Wachovia Facilities, $20.2 million of subordinated debt and $0.3 million related to the unamortized value of the cancelled warrants related to the pre-existing facility.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the next 12 months; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

We believe that cash generated from operations, available cash and amounts available under our Wachovia Facilities and additional financing sources such as leasing companies and lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service or refinance indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

The Company is in the process of refinancing its balance sheet in order to reduce interest rates and address the debt maturities over the next year and a half. In addition, the Company requires increased financial flexibility as the business grows. The Company has a commitment from Wachovia, its existing lender, to refinance the debt and expects the refinancing to be completed in the second quarter.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate on our Wachovia Facilities for the quarter ended April 1, 2007 was 11.8%. At April 1, 2007, our revolving Credit Facility of $5.7 million bore interest at 8.0% based on the U.S. prime rate and our Tranche A term debt bore interest at 11.1% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.2 million annually.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies. As a result we have relatively little exposure to foreign currency exchange risk.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Principal Financial Officer.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of April 1, 2007.

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

Three of our largest customers were Ingenico, Harris and MEI, representing 20.7%, 15.6% and 12.0% of total revenue for the first quarter of 2007, respectively. For the first quarter of 2007, our top ten largest customers (which includes Ingenico, Harris and MEI) collectively represented 81.2% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

At April 1, 2007, we had $16.9 million of indebtedness outstanding under our credit facilities with Wachovia Capital Finance of Canada and its affiliates. The amount of indebtedness outstanding under the Wachovia Facilities fluctuates based on our operations. On April 1, 2007, we also had $20.2 million of second lien, subordinated term indebtedness outstanding under our Credit Agreement, with our Pre-existing Lenders. Our debt, whether under our Wachovia Facilities or our Credit Agreement (together, the “Credit Facilities”), could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including the financial covenant under our Credit Facilities, which as of April 1, 2007 requires us to meet a consolidated EBITDA target on a rolling four quarter basis that is higher than the EBITDA targets we were previously required to meet. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our Credit Facilities.

•	Our Wachovia Facilities contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

Item 5 Other information

On May 16, 2007, SMTC Canada entered into an employment agreement and a Deferred Share Unit agreement with John Caldwell, the Company’s President and Chief Executive Officer, which correct and restate the employment agreement and Deferred Share Unit agreement with Mr. Caldwell filed as exhibits to the Company’s Form 10-K on April 2, 2007. The only changes to the corrected agreements are as follows: (1) under his employment agreement, Mr. Caldwell is entitled to an annual base salary of CDN$534,000, and (2) under his Deferred Share Unit agreement, Mr. Caldwell will be entitled to a payment in the amount of the fair market value of 136,425 shares of the Company’s common stock within 60 days following the termination of his employment (or within 10 days following a change of control). All other terms remain the same.

Item 6 Exhibits

10.1	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (corrects the Employment Agreement dated as of March 30, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007)

10.2	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (corrects the Deferred Share Unit agreement dated as of March 30, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007)

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 16, 2007

EXHIBIT INDEX

Exhibit Number	Document
10.1	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (corrects the Employment Agreement dated as of March 30, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007)

10.2	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (corrects the Deferred Share Unit agreement dated as of March 30, 2007, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007)

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.