Form 10-Q
period 2007-07-01
SMTC CORP
filed 2007-08-15
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See: definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2007, SMTC Corporation had 13,734,576 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of July 1, 2007, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,948,311 exchangeable shares outstanding, including 7,036,554 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company. Each exchangeable share is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

		July 1, 2007	December 31, 2006
Assets

Current assets:
Cash		$1,200	$—
Accounts receivable - net	Note 3	39,523	45,160
Inventories	Note 3	36,542	42,851
Prepaid expenses		1,593	1,280

		78,858	89,291
Property, plant and equipment - net	Note 3	23,744	24,804
Deferred financing fees	Note 3	640	1,310
Deferred income taxes	Note 6	660	557

		$103,902	$115,962

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable		$34,419	$36,730
Accrued liabilities	Note 3	8,616	10,253
Income taxes payable		354	1,979
Current portion of long-term debt	Note 3	3,071	22,405
Current portion of capital lease obligations		579	541

		47,039	71,908

Long-term debt	Note 3	28,759	18,632
Capital lease obligations		1,171	1,531
Commitments and contingencies	Note 9

Shareholders’ equity:	Note 4
Capital stock		8,990	11,969
Warrants		10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		247,611	244,501
Deficit		(240,035)	(242,946)

		26,933	23,891

		$103,902	$115,962

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue		$66,110	$61,143	$135,587	$121,050
Cost of sales		60,265	54,308	123,265	108,150

Gross profit		5,845	6,835	12,322	12,900
Selling, general and administrative expenses		4,118	4,229	7,690	8,141

Operating earnings		1,727	2,606	4,632	4,759
Interest expense	Note 3	1,582	1,227	3,264	2,391

Earnings before income taxes		145	1,379	1,368	2,368
Income tax expense (recovery)	Note 6
Current		35	43	(1,445)	81
Deferred		—	—	(98)	—

		35	43	(1,543)	81

Net earnings, also being comprehensive income		$110	$1,336	$2,911	$2,287

Basic earnings per share		$0.01	$0.09	$0.20	$0.16
Diluted earnings per share		$0.01	$0.09	$0.20	$0.15

Weighted average number of shares outstanding
Basic		14,646,333	14,641,333	14,646,333	14,641,333
Diluted	Note 7	14,994,949	14,909,131	14,923,935	14,872,804

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 1, 2007 and July 2, 2006

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	131	—	131
Conversion of shares from exchangeable to common stock	(2,979)	—	—	2,979	—	—
Net earnings	—	—	—	—	2,911	2,911

Balance, July 1, 2007	$8,990	$10,372	$(5)	$247,611	$(240,035)	$26,933

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2005	$16,986	$10,372	$(5)	$239,380	$(252,711)	$14,022
Stock-based compensation	—	—	—	117	—	117
Conversion of shares from exchangeable to common stock	(2,396)	—	—	2,396	—	—
Net earnings	—	—	—	—	2,287	2,287

Balance, July 2, 2006	$14,590	$10,372	$(5)	$241,893	$(250,424)	$16,426

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cash provided by (used in):
Operations:
Net earnings	$110	$1,336	$2,911	$2,287
Items not involving cash:
Depreciation	1,222	1,153	2,531	2,298
Other	—	—	—	46
Deferred income taxes	(15)	37	(103)	37
Non-cash interest	812	724	1,096	893
Stock-based compensation	1,001	240	1,138	300
Change in non-cash operating working capital:
Accounts receivable	5,393	(4,753)	5,637	(11,754)
Inventories	8,251	(10,592)	6,309	(12,896)
Prepaid expenses	(326)	591	(313)	156
Income taxes recoverable/payable	32	18	(1,625)	(36)
Accounts payable	(5,097)	5,347	(2,312)	8,518
Accrued liabilities	(2,726)	(1,716)	(2,643)	(3,463)

	8,657	(7,615)	12,626	(13,614)
Financing:

Increase in long-term debt	—	9,968	—	17,693
Repayment of long-term debt	(6,103)	(911)	(9,633)	(1,900)
Principal payment of capital lease obligations	(192)	(437)	(322)	(863)

	(6,295)	8,620	(9,955)	14,930
Investing:

Purchase of property, plant and equipment	(1,162)	(1,005)	(1,471)	(1,316)

	(1,162)	(1,005)	(1,471)	(1,316)

Increase in cash and cash equivalents	1,200	—	1,200	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of the period	$1,200	$—	$1,200	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation, its subsidiaries and joint ventures (collectively, “SMTC” or the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada and Mexico.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements for the year ended December 31, 2006. The accompanying unaudited interim consolidated financial statements include adjustments that are, in the opinion of management, necessary for a fair presentation under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

Certain comparative figures for 2006 have been reclassified to conform to the financial statement presentation adopted in 2007.

2.	Accounting changes

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was applicable to the Company beginning January 1, 2007.

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

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and six months ended for each of the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Long-term debt	$1,541	$1,206	$3,164	$2,339
Obligations under capital leases	41	21	100	52

Interest expense	$1,582	$1,227	$3,264	$2,391

Consolidated statements of cash flows

Interest and taxes paid:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cash interest paid	$573	$835	$1,792	$1,463
Cash taxes paid—net	$23	$25	$200	$117

Consolidated balance sheets

Accounts receivable – net:

	July 1, 2007	December 31, 2006
Accounts receivable	$40,456	$46,175
Less: Allowance for doubtful accounts	(933)	(1,015)

Accounts receivable – net	$39,523	$45,160

Inventories:

	July 1, 2007	December 31, 2006
Raw materials	$25,110	$28,622
Work in process	6,931	10,212
Finished goods	3,899	3,290
Other	602	727

Inventories	$36,542	$42,851

Property, plant and equipment – net:

	July 1, 2007	December 31, 2006
Cost:
Land	$1,648	$1,648
Buildings	9,640	9,605
Machinery and equipment (a)	29,858	28,809
Office furniture and equipment	4,391	4,291
Computer hardware and software	8,719	8,460
Leasehold improvements	13,656	13,648

	67,912	66,461

Less accumulated depreciation:
Land	—	—
Buildings	(3,468)	(3,165)
Machinery and equipment (a)	(20,118)	(18,596)
Office furniture and equipment	(4,153)	(4,022)
Computer hardware and software	(8,280)	(8,197)
Leasehold improvements	(8,149)	(7,677)

	(44,168)	(41,657)

Property, plant and equipment—net	$23,744	$24,804

(a)	Included within Machinery and equipment were assets under capital leases with costs of $5,814 and $5,814, and associated accumulated depreciation of $1,608 and $1,192, as of July 1, 2007 and December 31, 2006, respectively. The related depreciation expense for the three months ended July 1, 2007 and July 2, 2006 were $208 and $161, respectively.

Deferred financing fees:

	July 1, 2007	December 31, 2006
Deferred financing costs	$3,901	$3,901
Less: accumulated amortization	(3,261)	(2,591)

Deferred financing fees - net	$640	$1,310

Accrued liabilities:

	July 1, 2007	December 31, 2006
Customer related	$1,037	$2,016
Interest and financing related	825	594
Payroll	3,952	4,110
Professional services	1,064	1,134
Restructuring	155	353
Vendor related	429	432
Miscellaneous taxes	94	234
Other	1,060	1,380

Accrued liabilities	$8,616	$10,253

Long-term debt:

	July 1, 2007	December 31, 2006
Senior debt:
Revolving	$—	$7,135
Term	10,827	11,658
Subordinated debt	20,842	21,893
Other	161	351

	31,830	41,037
Less: Current portion of long-term debt	(3,071)	(22,405)

Long-term debt	$28,759	$18,632

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

In March 2007, the Company and Wachovia signed an amendment to the Wachovia Facilities which extends the term of the revolving credit facility and the original term loan to April 15, 2008.

The revolving credit facility requires a lockbox arrangement where all customer remittances are applied daily against the outstanding borrowings. At the Company’s option, it may elect to use a “springing lock-box” arrangement, whereby remittances from customers are forwarded to the Company’s general bank account rather than the lock-box arrangement.

Management does not foresee being precluded from exercising the option of converting to a springing lock-box based on its expected financing needs until the end of the term of the revolving credit facility; however, due to the effective cash management aspect of the current lock-box arrangement, the Company has no plans to move to a springing lock-box arrangement.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the remaining term of the revolving credit facilities. Furthermore, Wachovia has not informed the Company that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on management’s assessment of the subjective acceleration clauses, the debt was classified as long-term as at December 31, 2006. There were no amounts outstanding under the revolving credit facilities at July 1, 2007.

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

The portion of this senior debt denominated in Canadian dollars (“CDN”) was $764 and $2,201 as of July 1, 2007 and December 31, 2006, respectively.

Subordinated debt:

During the six months ended July 1, 2007, the Company repaid $1,666 of the subordinated debt.

Financial covenants:

The Company is in compliance with the financial covenants included in its lending agreements at July 1, 2007. Continued compliance with the financial covenants for the next twelve months is dependant on the Company achieving certain forecasts. In the event of non-compliance, the Company’s lenders have the right to amend the financial covenants or demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

Classification of current portion of long-term debt:

The classification of the current and long-term portion of long-term debt reflects the repayment terms of the new Wachovia Monroe Facilities (see note 10) which were used to refinance all existing long-term debt on August 3, 2007.

4.	Capital stock

Common shares

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of July 1, 2007:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	1,226,956	$11,608
Shares issued pursuant to:
Conversion to common stock	(315,200)	(2,982)

Balance at end of the period	911,756	$8,626

Common shares
Balance at beginning of the six month period	13,419,376	$361
Shares issued pursuant to:
Conversion of exchangeable shares	315,200	3

Balance at end of the period	13,734,576	$364

Special voting stock
Balance at beginning of the six month period	1	$—

Balance at end of the period	1	—

Total Common stock	14,646,333	$8,990

Warrants
Common share warrants
Balance at beginning of the six month period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the six month period	16,675,000	7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

For information regarding the Company’s stock option arrangements, see Note 5 of the Notes Consolidated Financial Statements within the Company’s Form 10-K for the fiscal year ended December 31, 2006. There were no options granted during the three month period ended July 1, 2007, or the three and six month periods ended July 2, 2006. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended July 1, 2007 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2006	942,124	$2.80
Options granted under the 2000 Equity incentive plan	40,000	$3.11
Options forfeited	(8,570)	$27.02

Outstanding at July 1, 2007	973,554	$2.64	$2,527	8.0

Exercisable at July 1, 2007	373,554	$3.52	$1,314	7.1

The following weighted average assumptions were used in computing the fair value of stock options granted in the first six months of 2007:

July 1, 2007
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%
Expected volatility	101.3%
Risk-free interest rate	4.48%
Expected option life in years	4
Weighted-average stock option fair value per option granted	$2.23

During the three month periods ended July 1, 2007 and July 2, 2006, the Company recorded stock-based compensation expense and corresponding increase in contributed surplus of $65 and $57, respectively. For the six month periods ended July 1, 2007 and July 2, 2006, the corresponding amounts recorded were $131 and $117, respectively.

Deferred Share Units

Deferred Share Units are granted to directors and certain officers of the Company as remuneration. During the three and six months ended July 1, 2007, 8,040 and 154,515 deferred share units were granted, respectively. During the three and six months ended July 2, 2006, 12,305 and 24,955 deferred share units were granted, respectively.

At July 1, 2007 and July 2, 2006, 347,135 and 168,100 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the three and six months ended July 1, 2007 was $935 and $1,006, respectively. Deferred Share Unit compensation expense for both the three and six months ended July 2, 2006 was $183.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

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

Restructuring charges:

During the three months ended July 1, 2007 and July 2, 2006, the Company did not record any additional charges. However, the Company made severance payments of $79 under the 2006 Plan related to employees in Canada during the three months ended July 1, 2007 and paid facility and severance costs of $73 under the 2004 Plan, during the three months ended July 2, 2006.

During the six months ended July 1, 2007 and July 2, 2006, the Company did not record any additional charges. However, the Company made severance payments of $198 under the 2006 Plan related to employees in Canada during the six months ended July 1, 2007 and paid facility and severance costs of $30 and $158 under the 2002 Plan and 2004 Plan, respectively, during the six months ended July 2, 2006.

There were no remaining accrued amounts related to the 2001 Plan, 2002 Plan and 2004 Plan as at December 31, 2006.

Other charges (recoveries):

The following table details the change in the restructuring accrual, for the three and six months ended July 1, 2007, relating to the 2006 Plan:

2006 Plan
Balance as at December 31, 2006	$353
Payments	(119)

Balance as at April 1, 2007	234
Payments	(79)

Balance as at July 1, 2007	$155

The Company expects to pay out the remaining amounts under the 2006 Plan during 2007 through a drawdown on the revolving credit facility.

6.	Income taxes

During the three months ended July 1, 2007 and July 2, 2006, the Company recorded a net income tax expense of less than $0.1 million related to minimum taxes in certain jurisdictions.

During the six months ended July 1, 2007, the Company recorded a net income tax recovery of $1,543 primarily resulting from the release of a reserve of $1.5 million related to a refund received in 2006 for which the statute of limitations expired during the six months ended July 1, 2007.

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of approximately $74,171, of which $1,259 will expire in 2012, $3,608 will expire in 2014, $210 will expire in 2015, $1,077, will expire in 2018, $60 will expire in 2019, $30 will expire in 2020 and the remainder will expire between 2021 and 2026.

The adoption of FIN 48 did not result in a change to the Company’s accumulated deficit at January 1, 2007. The Company had $1,828 of gross unrecognized tax benefits as of the time of the adoption of FIN 48 at January 1, 2007. At July 1, 2007 the Company had gross unrecognized tax benefits of $320, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months. During the six months ended July 1, 2007, the Company released $1,538 of previously unrecognized tax benefits related to a refund of U.S. taxes as a result of the statute of limitations expiring. This release favorably impacted the Company’s effective tax rate in the period. The remainder of the change during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $127 and $109 accrued for interest and penalties as of July 1, 2007 and January 1, 2007, respectively. The increase for the first six months of 2007 is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions for the period.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Basic weighted average shares outstanding	14,646,333	14,641,333	14,646,333	14,641,333
Dilutive stock options (a)	348,616	267,798	277,602	231,471

Diluted weighted average shares outstanding	14,994,949	14,909,131	14,923,935	14,872,804

(a)	Dilutive stock options were determined by using the treasury stock method. For the three months ended July 1, 2007 and July 2, 2006, the average share price used was $3.86 and $2.50 per share, respectively. For the six months ended July 1, 2007 and July 2, 2006, the average share price was $3.31 and $2.23, respectively.

For the three and six months ended July 1, 2007, the calculation did not include 624,938 and 695,952 stock options, respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

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

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries) and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three and six months ended July 1, 2007 and July 2, 2006:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues
U.S.	$26,033	$22,062	$48,956	$50,795
Canada	16,254	15,217	35,477	28,121
Mexico	26,577	28,057	57,332	50,426

Total	$68,864	$65,336	$141,765	$129,342

Intersegment revenue
U.S.	$(73)	$(44)	$(122)	$(89)
Canada	(911)	(2,097)	(2,000)	(4,009)
Mexico	(1,770)	(2,052)	(4,056)	(4,194)

Total	$(2,754)	$(4,193)	$(6,178)	$(8,292)

Net external revenue
U.S.	$25,960	$22,018	$48,834	$50,706
Canada	15,343	13,120	33,477	24,112
Mexico	24,807	26,005	53,276	46,232

Total	$66,110	$61,143	$135,587	$121,050

EBITA
U.S.	$1,925	$2,292	$2,978	$4,678
Canada	126	(907)	834	(1,648)
Mexico	(324)	1,221	820	1,729

Total	$1,727	$2,606	$4,632	$4,759

Interest	1,582	1,227	3,264	2,391

Earnings before income taxes	$145	$1,379	$1,368	$2,368

Capital expenditures

The following table contains capital expenditures for the three and six months ended July 1, 2007 and July 2, 2006:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
U.S.	$79	$385	$173	$433
Canada	204	356	268	440
Mexico	879	264	1,030	443

Total	$1,162	$1,005	$1,471	$1,316

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 1, 2007 and July 2, 2006:

	Three months ended		Six months ended
	July1, 2007	July 2, 2006	July1, 2007	July 2, 2006
U.S.	$32,537	$44,608	$53,963	$89,534
Canada	24,221	8,062	62,193	15,273
Europe	1,254	1,067	3,134	2,786
Asia	522	57	1,866	187
Mexico	7,576	7,349	14,431	13,270

Total	$66,110	$61,143	$135,587	$121,050

Assets

	July 1, 2007	December 31, 2006
Long-lived assets (a)
U.S.	$6,387	$7,487
Canada	2,343	1,883
Mexico	15,014	15,434

Total	$23,744	$24,804

(a)	Long-lived assets information is based on the principal location of the asset.

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

During the three months ended July 1, 2007, three customers individually comprised 16.0%, 15.7% and 13.1%; (July 2, 2006, three customers – 19.4%, 12.8% and 12.3%) of total revenue across all geographic segments. During the six months ended July 1, 2007, three customers individually comprised 18.3%, 14.4% and 13.9%; (July 2, 2006, three customers—16.5%, 11.6% and 11.5%) of total revenue across all geographic segments. As of July 1, 2007, these customers represented 11.9%, 18.5% and 11.0%, respectively, (December 31, 2006, three customers – 17%, 2% and 17%, respectively) of the Company’s accounts receivable.

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

10.	Subsequent Events

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40 million revolving credit facility and a $21.5 million term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The Wachovia Monroe Facilities replace all previous credit facilities, including the senior revolving credit facilities and term debt provided by Wachovia, and subordinate term debt held by a syndicate of lenders.

The $21.5 million term loan is repayable in quarterly equal installments of $768 with the remaining amounts outstanding due at maturity.

The Company intends to continue to operate under a lockbox arrangement, however, as the Company has the option to move to a springing lockbox at any time, the outstanding amounts under the revolving facility will be classified as long term as long as management does not anticipate any conditions that would result in subjective acceleration by the lenders.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within Annual Report on Form 10-K filed on April 2, 2007. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on April 2, 2007, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

However, in 2006 we did not meet our cash generation targets as the Company invested in inventory and accounts receivables mainly the result of supply chain challenges due to both external as well as internal forces. To address this issue, the Company undertook a number of inventory reduction initiatives.

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

Developments in 2007

Results for the first half of 2007 met our expectations as the Company revenues grew by 12% over the same period last year and generated net income of $2.9 million and cash from operations of $12.6 million. Net income included a tax recovery of $1.5 million offset by a $1.1 million charge for stock-based compensation described more fully below.

Results for the second quarter of 2007 included revenue growth of 8% over the same period last year, net income of $0.1 million and cash from operations of $8.7 million. Net income includes a $1.0 million charge for stock-based compensation, the majority of which is based on approximately 347,000 Deferred Stock Units held by the Chief Executive Officer and the Board of Directors which are marked to market. The Company saw a sharp increase in its stock price from $2.93 to $5.84 per share in the quarter resulting in this charge.

The Company successfully refinanced its balance sheet in August 2007 to reduce interest rates, address the debt maturities and provide greater financial flexibility. Further details are provided in the Subsequent Events section of this MD&A.

While growth over last year, profitability before certain charges and cash generation have been in line with management expectations, management is not satisfied with overall trends in revenues and related costs and has taken action to reduce costs in the third quarter by reducing staff. Cash generation has been positive and the Company continues to improve working capital management and make selective capital expenditures.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 13 of the consolidated financial statements included with the Annual Report on Form 10-K filed on April 2, 2007.

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended July 1, 2007		Three months ended July 2, 2006		Change 2007 to 2006
	$	%	$	%	$	%
Revenue	$66.1	100.0%	$61.1	100.0%	$5.0	8.2%
Cost of sales	60.3	91.2%	54.3	88.9%	6.0	11.0%

Gross profit	5.8	8.8%	6.8	11.1%	(1.0)	(14.7)%

Selling, general and administrative expenses	4.0	6.1%	4.2	6.9%	(0.2)	(4.8)%

Operating earnings	1.8	2.7%	2.6	4.3%	(0.8)	(30.8)%
Interest expense	1.6	2.4%	1.2	2.0%	0.4	33.3%

Earnings from continuing operations before income taxes	0.2	0.3%	1.4	2.3%	(1.2)	(85.7)%
Income tax expenses
Current	0.1	0.2%	0.1	0.2%	—	NA
Deferred	—	0.0%	—	0.0%	—	NA

	0.1	0.2%	0.1	0.2%	—	NA

Net earnings from continuing operations	$0.1	0.2%	$1.3	2.1%	$(1.2)	(92.3)%

Quarter ended July 1, 2007 compared to the quarter ended July 2, 2006:

Revenue

Revenue increased $5.0 million, or 8.2%, from $61.1 million for the second quarter of 2006 to $66.1 million for the second quarter of 2007. The increase in revenue in the second quarter of 2007 was largely due to the growth in revenues from several of our customers, including Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”) . In addition, revenue increased as a result of the introduction of two new customers at the end of 2006. This growth was partially offset by what is expected to be temporary declines from some longstanding customers due in part to an over stocking of inventory caused by some end market softness.

During the second quarter of 2007, although revenue from the industrial sector grew compared to the same quarter of 2006, $42.6 million for the second quarter of 2007 compared to $41.2 million for the same period in 2006, it represented 64.4% of revenue in the second quarter of 2007, compared with 67.4% of revenue in the second quarter of 2006. The revenue increase is largely due to the growth in revenue from Harris, MEI, Inc. (formerly MEI Electronics) (“MEI”) and the introduction of new industrial customers offset by a temporary decline in revenue from a longstanding industrial customer. The decrease in percentage of sales is due in large part to the relative growth of the networking sector.

During the second quarter of 2007, revenue from the communications and enterprise computing sector was somewhat lower compared to the same quarter of 2006, $10.1 million for the second quarter of 2007 compared to $11.1 million in 2006, which represented 15.3% of revenue in the second quarter of 2007, compared with 18.2% of revenue in the second quarter of 2006. The decline in revenue in the communications and enterprise computing sector is due to a decline in revenue from a longstanding customer. The decrease in percentage of sales is due in large part to the relative growth of the networking sector.

During the second quarter of 2007, revenue from the networking sector grew compared to the same quarter of 2006, $13.4 million for the second quarter of 2007 compared to $8.8 million in 2006, which represented 20.3% of revenue in the second quarter of 2007, up from 14.4% of revenue in the second quarter of 2006. The increase in revenue in this sector is due to significant growth with a few long standing customers.

During the second quarter of 2007, we recorded approximately $0.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.2 million in the second quarter of 2006. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from year to year. The Company’s ten largest customers represented 82.6% of revenue during the second quarter of 2007, compared to 86.7% in the second quarter of 2006. Revenue from our three largest customers during the second quarter of 2007 were $10.6 million from Harris, $10.4 million from Ingenico and $8.6 million from MEI, representing 16.0%, 15.7% and 13.1% of total revenue for the second quarter of 2007, respectively. This compares with revenue of $11.8 million from Ingenico, $7.8 million from MEI and $7.5 million from Harris, representing 19.4%, 12.8% and 12.3% of total revenue for the second quarter of 2006, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2007, 39.3% of our revenue was attributable to our operations in the U.S., 37.5% in Mexico and 23.2% in Canada. During the second quarter of 2006, 42.5% of our revenue was attributable to our operations in the Mexico, 36.0% in the United States and 21.5% in Canada. The increase in Canada was the result of increased revenue from Harris and the introduction of new customers, while the decrease in Mexico was largely due to decreases in revenue from Ingenico. The increase in production in the US was primarily due to increased revenue from a number of longstanding customers, one in each of the three sectors.

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

Gross Profit

Gross profit for the second quarter of 2007 decreased by $1.0 million, or 14.7%, to $5.8 million when compared to the same period in 2006. This is primarily due to increased labor costs, higher part sales at no margin and product mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million during the second quarter of 2007 to $4.0 million from $4.2 million in the second quarter of 2006. The increase related to stock-based compensation expense was offset by reductions in variable compensation costs and other expenses reflecting timing of certain expenses such as professional services costs and travel.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During the three months ended July 1, 2007 and July 2, 2006, the Company did not record any additional charges. However, the Company made severance payments of $79,000 under the 2006 Plan related to employees in Canada during the three months ended July 1, 2007 and the Company paid facility and severance costs of $73,000 under the 2004 Plan, during the three months ended July 2, 2006. We expect the majority of the remaining restructuring accrual related to the 2006 Plan to be paid by the end of 2007.

For more detailed disclosure related to these plans and charges recorded please refer to note 6, “Restructuring and other charges” of the audited consolidated financial statements included in the Annual Report on Form 10-K filed on April 2, 2007.

Interest Expense

Interest expense increased from $1.2 million in the second quarter of 2006 to $1.6 million for the second quarter of 2007, an increase of $0.4 million resulting from increases in market interest rates and an increase in rates and related expenses as a result of the September 2006 amendment to the Wachovia Facilities which included a new $10.0 million term loan. Interest expense for the second quarter of 2007 included the amortization of deferred financing fees of $0.4 million which increased from the second quarter of 2006 as a result of the amortization of additional financing fees incurred as part of the September 2006 amendment to the Wachovia Facilities, offset by a reduction in interest expense of $0.1 million related to the amortization of the value of cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of cancelled warrants, interest expense was $1.3 million for the second quarter of 2007 and $1.1 million for the second quarter of 2006. The weighted average interest rates with respect to the debt were 10.1% and 9.8% for each of the second quarters of 2007 and 2006, respectively.

Income Tax Expense

During the second quarters of each of 2007 and 2006, the Company recorded a net income tax expense of less than $0.1 million related to minimum taxes in certain jurisdictions.

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of approximately $74.2 million, of which $1.3 million will expire in 2012, $3.6 million will expire in 2014, $0.2 million will expire in 2015, $1.1 million will expire in 2018, $60,000 will expire in 2019, $30,000 will expire in 2020 and the remainder will expire between 2021 and 2026.

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

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL. Based on the outcome of examinations of the Company, the result of the expiration of statutes of limitations for specific jurisdictions or the result of other requests from taxing authorities, it is reasonably possible that the related NOL carry forwards could change from those disclosed. However, it is not possible to estimate the impact of any amount of such changes, if any, to our previously disclosed tax positions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded against these deferred tax assets. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

The following table sets forth summarized operating results in millions of U.S. $ for the periods ended:

	Six months ended July 1, 2007		Six months ended July 2, 2006		Change 2007 to 2006
	$	%	$	%	$	%
Revenue	$135.6	100.0%	$121.1	100.0%	$14.5	12.0%
Cost of sales	123.3	90.9%	108.2	89.3%	15.1	14.0%

Gross profit	12.3	9.1%	12.9	10.7%	(0.6)	(4.7)%

Selling, general and administrative expenses	7.6	5.6%	8.1	6.7%	(0.5)	(6.2)%

Operating earnings	4.7	3.5%	4.8	4.0%	(0.1)	(2.1)%
Interest expense	3.3	2.4%	2.4	2.0%	0.9	37.5%

Earnings from continuing operations before income taxes	1.4	1.0%	2.4	2.0%	(1.0)	(41.7)%
Income tax (recovery) expenses
Current	(1.4)	(1.0)%	0.1	0.1%	(1.5)	NA
Deferred	(0.1)	(0.1)%	—	0.0%	(0.1)	NA

	(1.5)	(1.1)%	0.1	0.1%	(1.6)	NA

Net earnings from continuing operations	$2.9	2.1%	$2.3	1.9%	$0.6	26.1%

Six months ended July 1, 2007 compared to six months ended July 2, 2006

Revenue

Revenue increased $14.5 million, or 12.0%, from $121.1 million for the first six months of 2006 to $135.6 million for the first six months of 2007. The increase in revenue is largely due to growth in revenue from increased volume from several of our largest customers during the first six months of 2006 compared to the same period last year, including Ingenico, MEI and Harris, partially offset by the decline in revenue from EMC² in the first quarter of 2006 related to certain products that have reached end of life, as well as some other longstanding customers that have seen some end-market softness. In 2007, Harris’s production requirements increased reflecting ramping to full production and growth in its revenue.

During the first six months of 2007, revenue from the industrial sector represented 66.7% of revenue compared to 62.1% of revenue for the first six months of 2006. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 18.8% and 14.5%, respectively, for the first six months of 2007 compared to 19.9% and 18.0%, respectively, for the first six months of 2006.

Revenue generated from the industrial sector grew $15.2 million in the first six months of 2007 compared to the first six months of 2006 at $90.4 million and $75.2 million, respectively. The corresponding increase in the percentage of revenue generated from the industrial sector in the first six months of 2007 compared to the first six months of 2006 is due largely to the growth in revenue from Ingenico, MEI and Harris in the first six months of 2007.

In both relative and absolute terms, the revenue generated from the communications sector in the first six months declined. The absolute dollars declined $2.2 million from $21.8 million in the first six months of 2006 to $19.6 million in the first six months of 2007 largely due to a decline in revenue from longstanding customers offset by growth in volume from several smaller customers. The percentage of revenue generated from the communications sector in the first six months of 2007 compared to the same period last year declined in relative terms due in part to a decline from longstanding customers, as well as in large part due to the significant increase in growth in the industrial sector.

In absolute terms the revenue generated from the enterprise computing and networking sector in the first six months of 2007 when compared to the first six months of 2006 increased $1.4 million, from $24.1 million to $25.5 million. In relative terms, the percentage of revenue generated from the enterprise computing and networking sector in the first six months of 2007 compared to the first six months of 2006 decreased largely due to the significant increase in growth in the industrial sector.

During the first six months of 2007, we recorded approximately $2.1 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.8 million in the first six months of 2006. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2007, the Company’s ten largest customers represented 81.3% of revenue compared to 85.7% for the same period last year. Revenue from our largest customers during the first six months of 2007 was $24.8 million from Ingenico, $19.5 million from MEI, and $18.9 million from Harris representing 18.3%, 14.4%, and 13.9%, respectively, of total revenue for the period. This compares with revenue of $20.0 million from Ingenico, $14.1 million from MEI, and $13.9 million from Harris representing 16.5%, 11.6%, and 11.5%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2007, 39.3% of our revenue was produced from operations in Mexico, 36.0% from the United States and 24.7% from Canada. During the first six months of 2006, 38.2% of our revenue was produced from operations in Mexico, 41.9% from the United States and 19.9% from Canada. The increase in production in Mexico is the result of increased revenue from a number of our customers including Ingenico and an industrial customer, compared to the same period in the prior year. The increase in production in the United States is a result of the increases across the board in all sectors offset by the reduction in revenue from EMC². The increase in production in Canada is due to higher revenue earned from Harris compared to the prior year.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process; however there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of the larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit remained relatively flat with a small decrease of $0.5 million from $12.9 million, or 10.7% of revenue, for the first six months of 2006 to $12.3 million, or 9.1% of revenue, for the first six months of 2007. The decrease in the gross margin percentage in the first six months of 2007 is largely due to higher part sales at no margin, increased labor costs, with a modest change in customer and product mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million from $8.1 million, or 6.7% of revenue, for the first six months of 2006 to $7.6 million, or 5.6% of revenue, for the first six months of 2007. The increase related to stock-based compensation expense was offset by reductions in variable compensation costs and other expenses reflecting timing of certain expenses such as professional services costs and travel.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

The Company did not record any restructuring charges during the six months ended July 1, 2007 or July 2, 2006. However, the Company made severance payments totaling $0.2 million under the 2006 plan during the six months ended July 1, 2007 and paid facility costs of $30,000 and severance of $0.2 million under the 2002 and 2004 plans during the same period for 2006. We expect the majority of the remaining restructuring accrual related to our various restructuring plans to be paid by the end of 2007.

For more detailed disclosure related to these plans and charges recorded please refer to note 6 “Restructuring and other charges” of the consolidated financial statements included in the Annual Report on Form 10-K filed on April 2, 2007.

Interest Expense

Interest expense increased $0.9 million from $2.4 million for the first six months of 2006 to $3.3 million for the first six months of 2007. Interest expense for the first six months of 2007 includes the amortization of deferred financing fees of $0.8 million offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $2.7 million for the first six months of 2007 and $2.1 million for the first six months of 2006. The weighted average interest rates with respect to the debt for the first six months of 2007 and 2006 were 10.1% and 10.1%, respectively.

Income Tax Expense

During the first six months of 2007, the Company recorded a net income tax recovery of $1.5 million primarily related to a release of a reserve related to a tax refund received in 2006 and related interest. During the first six months of 2006, an income tax expense of $0.1 million was recorded relating to minimum taxes in certain jurisdictions.

At December 31, 2006, the Company had total NOL carry forwards of approximately $74.2 million, of which $1.3 million will expire in 2012, $3.6 million will expire in 2014, $0.2 million will expire in 2015, $1.1 million will expire in 2018, $60,000 will expire in 2019, $30,000 will expire in 2020 and the remainder will expire between 2021 and 2026.

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

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL. Based on the outcome of examinations of the Company, the result of the expiration of statutes of limitations for specific jurisdictions or the result of other requests from taxing authorities, it is reasonably possible that the related NOL carry forwards could change from those disclosed. However, it is not possible to estimate the impact of any amount of such changes, if any, to our previously disclosed tax positions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded against these deferred tax assets. The U.S. and Canadian jurisdictions continue to have a full valuation allowance for the deferred tax assets in those jurisdictions.

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

Liquidity

Six months ended July 1, 2007:

Net cash provided by operating activities during the six months ended July 1, 2007 was $12.6 million. The cash generated resulted from increased sales, a decline in selling, general and administrative expenses and a decrease in net working capital requirements of $5.1 million primarily due to decreases in inventories and accounts receivable. Accounts receivable days sales outstanding were 53 and 58 days for each of the six months ended July 1, 2007 and July 2, 2006, respectively. Inventory turnover, on an annualized basis was, 6.8 times for 2007 and compared to 4.7 times for 2006. Accounts payable days outstanding were 51 days at the end of the second quarter of 2007 compared to 66 days for the same period in 2006.

Net cash used in financing activities during the six months ended July 1, 2007 was $10.0 million. During the six months ended July 1, 2007, the Company repaid debt of $9.6 million and capital leases of $0.3 million, while during the same period in 2006 the Company incurred a net increase in its long-term debt of $15.8 million, offset by the repayment of capital leases of $0.9 million. Under the Wachovia Facilities, the Company has a secured revolving credit facility of up to $35.0 million and several term loans. At July 1, 2007, we had $10.8 million of indebtedness outstanding under our Wachovia Facilities. The revolving portion of the Wachovia Facilities has a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used by investing activities during the six months ended July 1, 2007 was $1.5 million and the six months ended July 2, 2006 was $1.3 million, both related to the purchase of property, plan and equipment.

Capital Resources

In March 2007, the Company and Wachovia signed an amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loan to April 15, 2008.

We believe that no conditions have occurred that would result in subjective acceleration by the lenders, nor do we believe that any such conditions will exist over the remaining term of the revolving credit facilities. Furthermore, Wachovia has not informed us that any such condition or event has occurred. Because of the option to use a springing lock-box arrangement and based on our assessment of the subjective acceleration clauses, the revolving debt under the Wachovia facility is classified as long term as at December 31, 2006. There were no amounts outstanding under the revolving credit facilities at July 1, 2007.

At July 1, 2007, we had $10.8 million of term debt outstanding under the Wachovia Facilities, $20.8 million of subordinated debt and $0.2 million related to the unamortized value of the cancelled warrants related to the pre-existing facility.

We do not foresee being precluded from exercising the option of converting to a springing lock-box based on our expected financing needs over the remaining term of the Wachovia facilities; however, due to the effective cash management aspect of the current lock-box arrangement, we have no plans to move to a springing lock-box arrangement.

Subsequent Events

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40.0 million revolving credit facility and a $21.5 million term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. This replaces the existing revolver which bore interest at 0.5% in excess of U.S. Prime and the existing $9.5 million, $1.3 million, $5.0 million and $15.8 million term loans which were at LIBOR plus 5%, U.S. Prime plus 1%, U.S. Prime plus 2.5% and 12%, respectively. The new facilities are expected to decrease interest costs to the Company by approximately 200 basis points.

We believe that cash generated from operations, available cash and amounts available under our Wachovia Monroe Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia Monroe Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our Credit Facilities bear interest at both floating and fixed rates. The weighted average interest rate incurred on debt for the quarter ended July 1, 2007 was 10.1%. At July 1, 2007, the interest rate on our Wachovia revolving credit facility would have been 8.75% based on the U.S. prime rate and our Tranche A term debt bore interest at 10.75% based on the U.S. base rate. If the U.S. base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Principal Executive Officer and Principal Financial Officer.

Part II OTHER INFORMATION

Item 1A	Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of August 15, 2007.

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

Three of our largest customers were Ingenico, MEI and Harris, representing 18.3%, 14.4% and 13.9% of total revenue for the six months ended July 1, 2007, respectively. For the second quarter of 2007, our top ten largest customers (which includes Ingenico, Harris and MEI) collectively represented 82.6% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 3, 2007, we entered into a new credit agreement with Wachovia Capital Finance Corporation and Monroe Capital LLC to refinance the Company’s short and long term debt. Under the new banking arrangements, Wachovia will provide a $40 million revolving credit facility and Monroe will provide $21.5 million in term debt. Our debt under the Wachovia Monroe Facilities could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our Wachovia Monroe Facilities. These covenants, applicable to specific twelve month rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a minimum fixed charge coverage ratio, (iii) a maximum total debt to EBITDA ratio, and (iv) maximum capital expenditures. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the Wachovia Monroe Facilities.

•

Our Wachovia Monroe Facilities contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wachovia Monroe Facilities or successor facilities.

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 15, 2007

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2007.