Form 10-Q
period 2007-09-30
SMTC CORP
filed 2007-11-14
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, SMTC Corporation had 13,854,799 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of September 30, 2007, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,948,311 exchangeable shares outstanding, including 7,156,777 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company. Each exchangeable share is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

		September 30, 2007	December 31, 2006
Assets

Current assets:
Cash		$328	$—
Accounts receivable - net	Note 3	34,887	45,160
Inventories	Note 3	36,852	42,851
Prepaid expenses		1,497	1,280

		73,564	89,291
Property, plant and equipment - net	Note 3	23,358	24,804
Deferred financing fees	Note 3	1,438	1,310
Deferred income taxes	Note 8	652	557

		$99,012	$115,962

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable		$39,476	$36,730
Accrued liabilities	Note 3	8,087	10,253
Income taxes payable		412	1,979
Current portion of long-term debt	Note 3	3,071	22,405
Current portion of capital lease obligations		645	541

		51,691	71,908

Long-term debt	Note 3	20,008	18,632
Capital lease obligations		1,508	1,531
Commitments and contingencies	Note 11

Shareholders’ equity:	Note 4
Capital stock		7,854	11,969
Warrants		10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		248,812	244,501
Deficit		(241,228)	(242,946)

		25,805	23,891

		$99,012	$115,962

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue		$54,046	$65,677	$189,633	$186,727
Cost of sales		50,621	59,815	173,886	167,965

Gross profit		3,425	5,862	15,747	18,762
Selling, general and administrative expenses		2,676	3,381	10,366	11,522
Restructuring	Note 5
Restructuring charges (recoveries)		242	(1,350)	242	(1,350)
Gain on sale of assets		—	(1,228)	—	(1,228)
Loss on extinguishment of debt	Note 6	371	—	371	—
Other expenses	Note 7	—	826	—	826

Operating earnings		136	4,233	4,768	8,992
Interest expense	Note 3	1,265	1,009	4,529	3,400

Earnings (loss) before income taxes		(1,129)	3,224	239	5,592
Income tax expense (recovery)	Note 8
Current		64	(1,963)	(1,381)	(1,882)
Deferred		—	—	(98)	—

		64	(1,963)	(1,479)	(1,882)

Net (loss) earnings before discontinued operations		(1,193)	5,187	1,718	7,474
Net earnings from discontinued operations	Note 12	—	874	—	874

Net earnings (loss), also being comprehensive income		$(1,193)	$6,061	$1,718	$8,348

Basic earnings (loss) per share	Note 9
- continuing operations		$(0.08)	$0.35	$0.12	$0.51
- discontinued operations		$—	$0.06	$—	$0.06

Basic earnings per share		$(0.08)	$0.41	$0.12	$0.57
Diluted earnings per share		$(0.08)	$0.41	$0.11	$0.56

Weighted average number of shares outstanding
Basic		14,646,333	14,641,333	14,646,333	14,641,333
Diluted	Note 9	14,646,333	14,897,406	14,947,018	14,877,066

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 30, 2007 and October 1, 2006

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	196	—	196
Conversion of shares from exchangeable to common stock	(4,115)	—	—	4,115	—	—
Net earnings	—	—	—	—	1,718	1,718

Balance, September 30, 2007	$7,854	$10,372	$(5)	$248,812	$(241,228)	$25,805

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2005	$16,986	$10,372	$(5)	$239,380	$(252,711)	$14,022
Stock-based compensation	—	—	—	149	—	149
Conversion of shares from exchangeable to common stock	(3,353)	—	—	3,353	—	—
Net earnings	—	—	—	—	8,348	8,348

Balance, October 1, 2006	$13,633	$10,372	$(5)	$242,882	$(244,363)	$22,519

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cash provided by (used in):
Operations:
Net earnings (loss)	$(1,193)	$6,061	$1,718	$8,348
Items not involving cash:
Depreciation	1,225	1,159	3,756	3,457
Loss (gain) on disposition of property, plant and equipment	9	(1,228)	9	(1,228)
Other	—	—	—	46
Deferred income taxes	8	(18)	(95)	19
Non-cash interest	422	156	1,518	1,049
Stock-based compensation	(1,003)	94	135	392
Loss on extinguishment of debt	269	—	269	—
Change in non-cash operating working capital:
Accounts receivable	4,636	(5,795)	10,273	(17,549)
Inventories	(310)	(3,602)	5,999	(16,498)
Prepaid expenses	96	(92)	(217)	64
Income taxes recoverable/payable	58	756	(1,567)	720
Accounts payable	5,057	5,881	2,746	14,399
Accrued liabilities	539	331	(2,104)	(3,130)
Net earnings from discontinued operations	—	(874)	—	(874)

	9,813	2,829	22,440	(10,785)
Financing:

Increase (decrease) in long-term debt	21,500	(2,456)	21,500	15,237
Repayment of long-term debt	(30,378)	(998)	(40,012)	(2,898)
Principal payment of capital lease obligations	(158)	(540)	(480)	(1,403)
Proceeds from discontinued operations	—	874	—	874
Deferred financing fees	(1,362)	(606)	(1,362)	(606)

	(10,398)	(3,726)	(20,354)	11,204
Investing:

Purchase of property, plant and equipment	(287)	(331)	(1,758)	(1,647)
Proceeds from sale of property, plant and equipment	—	1,228	—	1,228

	(287)	897	(1,758)	(419)

Increase (decrease) in cash and cash equivalents	(872)	—	328	—
Cash and cash equivalents, beginning of period	1,200	—	—	—

Cash and cash equivalents, end of the period	$328	$—	$328	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

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

FIN 48 requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that meet the more likely than not threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized when ultimately settled with the tax authorities. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See note 8 for additional disclosures related to income taxes.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and nine months ended for each of the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Long-term debt	$1,212	$995	$4,376	$3,334
Obligations under capital leases	53	14	153	66

Interest expense	$1,265	$1,009	$4,529	$3,400

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cash interest paid	$913	$751	$3,104	$2,195
Cash taxes paid (received) - net	$35	$(2,709)	$235	$(2,709)
Property, plant and equipment acquired through capital lease	$561	$1,255	$561	$1,255

Consolidated balance sheets

Accounts receivable – net:

	September 30, 2007	December 31, 2006
Accounts receivable	$35,820	$46,175
Less: Allowance for doubtful accounts	(933)	(1,015)

Accounts receivable – net	$34,887	$45,160

Inventories:

	September 30, 2007	December 31, 2006
Raw materials	$24,759	$28,622
Work in process	7,744	10,212
Finished goods	3,657	3,290
Other	692	727

Inventories	$36,852	$42,851

Property, plant and equipment – net:

	September 30, 2007	December 31, 2006
Cost:
Land	$1,648	$1,648
Buildings	9,677	9,605
Machinery and equipment (a)	30,465	28,809
Office furniture and equipment	4,369	4,291
Computer hardware and software	8,920	8,460
Leasehold improvements	13,671	13,648

	68,750	66,461

Less accumulated depreciation:
Land	—	—
Buildings	(3,622)	(3,165)
Machinery and equipment (a)	(20,900)	(18,596)
Office furniture and equipment	(4,196)	(4,022)
Computer hardware and software	(8,338)	(8,197)
Leasehold improvements	(8,336)	(7,677)

	(45,392)	(41,657)

Property, plant and equipment - net	$23,358	$24,804

(a)	Included within Machinery and equipment were assets under capital leases with costs of $6,375 and $5,814, and associated accumulated depreciation of $1,829 and $1,192, as of September 30, 2007 and December 31, 2006, respectively. The related depreciation expense for the three months ended September 30, 2007 and October 1, 2006 was $221 and $128, respectively. Related depreciation expense for the nine months ended September 30, 2007 and October 1, 2006 was $636 and $385, respectively.

Deferred financing fees:

	September 30, 2007	December 31, 2006
Deferred financing costs	$2,994	$3,901
Less: accumulated amortization	(1,556)	(2,591)

Deferred financing fees - net	$1,438	$1,310

Accrued liabilities:

	September 30, 2007	December 31, 2006
Customer related	$971	$2,016
Interest and financing related	434	594
Payroll	3,257	4,110
Professional services	913	1,134
Restructuring	113	353
Vendor related	287	432
Miscellaneous taxes	111	234
Other	2,001	1,380

Accrued liabilities	$8,087	$10,253

Long-term debt:

	September 30, 2007	December 31, 2006
Senior debt:
Revolving	$1,579	$7,135
Term	21,500	11,658
Subordinated debt	—	21,893
Other	—	351

	23,079	41,037
Less: Current portion of long-term debt	(3,071)	(22,405)

Long-term debt	$20,008	$18,632

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

On June 1, 2004, the Company announced that it completed a recapitalization. The June 1, 2004 recapitalization consisted of three main components: (i) a private placement of equity securities, (ii) a new secured credit facility and (iii) a transaction with the Company’s Pre-existing Lenders to repay a portion of and restructure a portion of the Company’s existing debt obligations under the Credit Agreement. This facility originally consisted of a 3-year $40 million revolving credit facility and a $1.4 million term loan facility (collectively the “Wachovia Facilities”) with Wachovia Capital Finance of Canada (formerly Congress Financial Corporation) and its affiliates (“Wachovia”), The Wachovia Facilities were subsequently amended on several occasions, the last of which was March 2007. In March 2007, the Company and Wachovia signed an amendment to the Wachovia Facilities which extended the term of the revolving credit facility and the original term loan to April 15, 2008.

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40 million revolving credit facility and a $21.5 million term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The Wachovia Monroe Facilities replace all previous credit facilities, including the senior revolving credit facilities and term debt provided by Wachovia, and subordinated term debt held by a syndicate of lenders.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the remaining term of the revolving credit facilities. Furthermore, the lenders have not informed the Company that any such condition or event has occurred, Accordingly, the debt is classified as long-term as of September 30, 2007.

The portion of this senior debt denominated in Canadian dollars (“CDN”) was $768 and $2,201 as of September 30, 2007 and December 31, 2006, respectively.

The $21.5 million term loan is repayable in quarterly equal installments of $768 with the remaining amounts outstanding due at maturity

The Wachovia Monroe Facilities are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries (other than certain foreign subsidiaries) and its future subsidiaries.

The Company is in compliance with the financial covenants included in the Wachovia Monroe Facilities at September 30, 2007. Continued compliance with the financial covenants for the next twelve months is dependant on the Company achieving certain forecasts. In the event of non-compliance, the Company’s lenders have the right to amend the financial covenants or demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

4.	Capital stock

Common shares

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of September 30, 2007:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	1,226,956	$11,608
Shares issued pursuant to:
Conversion to common stock	(435,423)	(4,119)

Balance at end of the period	791,533	$7,489

Common shares:
Balance at beginning of the nine month period	13,419,376	$361
Shares issued pursuant to:
Conversion of exchangeable shares	435,423	4

Balance at end of the period	13,854,799	$365

Special voting stock:
Balance at beginning of the nine month period	1	$—

Balance at end of the period	1	—

Total Common stock	14,646,333	$7,854

Warrants
Common share warrants:
Balance at beginning of the nine month period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants:
Balance at beginning of the nine month period	16,675,000	7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

For information regarding the Company’s stock option arrangements, see Note 5 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal year ended December 31, 2006. There were no options granted during the three month period ended September 30, 2007, or the three and nine month periods ended October 1, 2006. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended September 30, 2007 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2006	942,124	$2.80
Options granted under the 2000 Equity incentive plan	40,000	$3.11
Options forfeited	(8,570)	$27.02

Outstanding at September 30, 2007	973,554	$2.64	$2,527	7.8

Exercisable at September 30, 2007	373,554	$3.52	$1,314	6.8

The following weighted average assumptions were used in computing the fair value of stock options granted in the first nine months of 2007:

September 30, 2007
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%
Expected volatility	101.3%
Risk-free interest rate	4.48%
Expected option life in years	4
Weighted-average stock option fair value per option granted	$2.23

During the three month periods ended September 30, 2007 and October 1, 2006, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $65 and $32, respectively. For the nine month periods ended September 30, 2007 and October 1, 2006, the corresponding amounts recorded were $196 and $149, respectively. At September 30, 2007, compensation expense of $450 related to non-vested stock options had not been recognized.

Deferred Share Units

Deferred Share Units are granted to directors and certain officers of the Company as remuneration. During the three and nine months ended September 30, 2007, 10,120 and 164,635 deferred share units were granted, respectively. During the three and nine months ended October 1, 2006, 12,020 and 36,975 deferred share units were granted, respectively.

At September 30, 2007 and October 1, 2006, 329,921 and 180,120 deferred share units were outstanding, respectively.

Deferred Share Unit compensation recovery for the three and nine months ended September 30, 2007 was $1,068 and $62, respectively. Deferred Share Unit compensation expense for the three and nine months ended October 1, 2006 was $62 and $243, respectively.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

5.	Restructuring and other charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”). During the third quarter of 2007 the Company effected further changes to its manufacturing operations (the “2007 Plan”).

Restructuring charges:

During the three months ended September 30, 2007, the Company recorded termination payments of $242 on account of the 2007 Plan. In addition, the Company made severance payments of $42 under the 2006 Plan related to employees in Canada during the three months ended September 30, 2007. During the three months ended October 1, 2006, the Company recorded severance charges of $470 relating to employees in the United States and in Canada under the 2006 Plan. In addition, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1,820. During the three months ended October 1, 2006, the Company paid facility and severance costs of $34 and $90 under the 2002 Plan, and the 2004 Plan, respectively. During the nine months ended September 30, 2007, the Company recorded additional charges of $242. In addition, the Company made severance payments of $198 under the 2006 Plan related to employees in Canada during the nine months ended September 30, 2007. During the nine months ended October 1, 2006, the company paid facility and severance costs of $64 and $248 under the 2002 Plan and 2004 Plan, respectively, and recorded an adjustment to reduce the accrual related to the 2002 Plan of $1,820.

There were no remaining accrued amounts related to the 2001 Plan, 2002 Plan and 2004 Plan as at December 31, 2006.

The following table details the change in the restructuring accrual, for the three and nine months ended September 30, 2007, relating to the 2006 Plan:

2006 Plan
Balance as at December 31, 2006	$353
Payments	(119)

Balance as at April 1, 2007	234
Payments	(79)

Balance as at July 1, 2007	$155
Payments	(42)

Balance as at September 30, 2007	$113

The Company expects to pay out the remaining amounts under the 2006 Plan during 2007 through a drawdown on the revolving credit facility.

There are no remaining unpaid amounts under the 2007 Plan as at September 30, 2007.

Loss (gain) on sale of assets:

In the third quarter of 2007, machinery and equipment was disposed of at a loss of $9. During the third quarter of 2006, a parcel of land was sold for a net gain of $1,228.

6.	Loss on extinguishment of debt

Upon the early repayment of the Company’s existing senior term and subordinated term debts during the third quarter of 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $269. The Company also incurred $102 in early repayment fees and costs.

7.	Other Expenses

Beginning in 2005 and through the first three quarters of 2006, the Company incurred expenses in considering a strategic initiative. The Company decided not to complete the initiative, resulting in a charge to earnings of $826 in the third quarter of 2006.

8.	Income taxes

During the three months ended September 30, 2007, the Company recorded a net income tax expense of $64 related to minimum taxes in certain jurisdictions.

During the nine months ended September 30, 2007, the Company recorded a net income tax recovery of $1,479 primarily resulting from the release of a reserve of $1,500 related to a refund received in 2006 for which the statute of limitations expired during the nine months ended September 30, 2007.

At December 31, 2006, the Company had total net operating loss (“NOL”) carry forwards of approximately $74,171, of which $1,259 will expire in 2012, $3,608 will expire in 2014, $210 will expire in 2015, $1,077 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020 and the remainder will expire between 2021 and 2026.

The adoption of FIN 48 did not result in a change to the Company’s accumulated deficit at January 1, 2007. The Company had $1,828 of gross unrecognized tax benefits as of the time of the adoption of FIN 48 at January 1, 2007. At September 30, 2007 the Company had gross unrecognized tax benefits of $340, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months. During the nine months ended September 30, 2007, the Company released $1,538 of previously unrecognized tax benefits related to a refund of U.S. taxes as a result of the statute of limitations expiring. This release favorably impacted the Company’s effective tax rate in the period. The remainder of the change during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $146 and $109 accrued for interest and penalties as of September 30, 2007 and January 1, 2007, respectively. The increase for the first nine months of 2007 is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions for the period.

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

9.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Basic weighted average shares outstanding	14,646,333	14,641,333	14,646,333	14,641,333
Dilutive stock options (a)	—	256,073	300,685	235,733

Diluted weighted average shares outstanding	14,646,333	14,897,406	14,947,018	14,877,066

(a)	Dilutive stock options were determined using the treasury stock method. For the three months ended September 30, 2007 and October 1, 2006, the average share price used was $3.86 and $2.47 per share, respectively. For the nine months ended September 30, 2007 and October 1, 2006, the average share price was $3.49 and $2.31, respectively.

For the three and nine months ended September 30, 2007, the calculation did not include 973,554 and 672,869 stock options, respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

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

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries) and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues
U.S.	$18,605	$25,501	$67,561	$76,296
Canada	12,757	11,847	48,234	39,968
Mexico	24,055	32,367	81,387	82,793

Total	$55,417	$69,715	$197,182	$199,057

Intersegment revenue
U.S.	$(26)	$(39)	$(148)	$(129)
Canada	(730)	(1,635)	(2,730)	(5,643)
Mexico	(615)	(2,364)	(4,671)	(6,558)

Total	$(1,371)	$(4,038)	$(7,549)	$(12,330)

Net external revenue
U.S.	$18,579	$25,462	$67,413	$76,167
Canada	12,027	10,212	45,504	34,325
Mexico	23,440	30,003	76,716	76,235

Total	$54,046	$65,677	$189,633	$186,727

EBITA
U.S.	$419	$1,976	$3,397	$6,654
Canada	335	(876)	1,169	(2,524)
Mexico	(5)	1,381	815	3,110

Total	$749	$2,481	$5,381	$7,240

Interest	1,265	1,009	4,529	3,400
Restructuring charges and other recoveries (note 5)	242	(1,350)	242	(1,350)
Gain on sale of assets (note 5)	—	(1,228)	—	(1,228)
Loss on extinguishment of debt (note 6)	371	—	371	—
Other expenses (note 7)	—	826	—	826

Earnings (loss) before income taxes	$(1,129)	$3,224	$239	$5,592

Capital additions

The following table contains capital additions for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
U.S.	$52	$27	$225	$460
Canada	705	70	973	510
Mexico	91	1,489	1,121	1,932

Total	$848	$1,586	$2,319	$2,902

Geographic revenues

The following table contains geographic revenues based on the product shipment destination for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three months ended		Nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
U.S.	$27,380	$47,892	$86,699	$137,426
Canada	17,138	6,211	73,975	21,484
Europe	1,430	1,827	4,564	4,613
Asia	511	535	2,377	722
Mexico	7,587	9,212	22,018	22,482

Total	$54,046	$65,677	$189,633	$186,727

Assets

	September 30, 2007	December 31, 2006
Long-lived assets (a)
U.S.	$6,146	$7,487
Canada	2,854	1,883
Mexico	14,358	15,434

Total	$23,358	$24,804

(a)	Long-lived assets information is based on the principal location of the asset.

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

During the three months ended September 30, 2007, three customers individually comprised 18.2%, 16.2% and 15.9% (October 1, 2006, three customers – 17.1%, 14.9% and 9.4%) of total revenue across all geographic segments. During the nine months ended September 30, 2007, three customers individually comprised 18.3%, 15.9% and 13.5% (October 1, 2006, three customers – 16.7%, 12.8% and 10.4%) of total revenue across all geographic segments. As of September 30, 2007, these customers represented 25.2%, 11.7% and 11.0%, respectively, (December 31, 2006, three customers – 17%, 2% and 17%, respectively) of the Company’s trade accounts receivable.

11.	Commitments and Contingencies

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

12.	Discontinued operations

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

In the third quarter of 2006, earnings from discontinued operations included additional proceeds from the liquidation of $874. It is anticipated that this is the final recovery on the liquidated facilities.

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

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Overview

Background

We provide advanced electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the industrial, computing and networking, and communications market segments. We currently service our customers through manufacturing and technology centers strategically located in key technology corridors in the United States, Canada, and Mexico, as well as through our manufacturing relationship with China-based Alco Electronics. Our full range of value-added supply chain services include product design, procurement, prototyping, advanced cable and harness interconnect, high-precision enclosures, printed circuit board assembly, test, final system build, comprehensive supply chain management, packaging, global distribution and after sales support. As the technology sector grew rapidly in 1999 and 2000, we sought to take advantage of such growth and completed several acquisitions. When the technology sector declined, we found ourselves with significant excess capacity and incurred significant operating losses. As a result, in 2001 and 2002, we began an operational restructuring that involved closing six, and selling one, of our manufacturing facilities (the “2001 Plan” and “2002 Plan” respectively).

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

However, in 2006 we did not meet our cash generation targets as the Company invested in inventory and accounts receivables mainly the result of supply chain challenges due to both external and internal forces. To address this issue, the Company undertook a number of inventory reduction initiatives.

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

In September 2006, the Company and Wachovia amended the Wachovia Facilities to increase permitted borrowings under the secured credit facility from $40 million to $45 million and amended the terms to provide greater flexibility to manage working capital requirements. As a part of the debt restructuring, a Term Loan B was made available to the Company in an amount equal to $10 million which bore a variable interest rate based on LIBOR plus five (5%) to seven (7%) percent depending on the senior leverage ratio. The Term Loan B had quarterly payments of $0.3 million, maturing on October 15, 2007, and was secured by the Company’s Mexican based assets. In March 2007, the Company and Wachovia signed another amendment to the Wachovia Facilities which extended the term of the secured revolving credit facility and original term loan to April 15, 2008.

Developments in 2007

Results for the third quarter of 2007 included a decrease in revenue of 18% from the same period last year, net loss of $1.2 million and cash from operations of $9.8 million. Net loss includes a $1.0 million recovery for stock-based compensation, the majority of which is based on approximately 330,000 Deferred Stock Units held by the Chief Executive Officer and the Board of Directors which are marked to market. The Company’s stock price declined from $5.84 to $2.37 in the quarter resulting in this recovery.

The Company successfully refinanced its balance sheet in August 2007 to reduce interest rates, address the debt maturities and provide greater financial flexibility.

While revenue growth over last year, profitability before certain charges and cash generation have been in line with management expectations, management is not satisfied with overall trends in revenues and related costs and has taken action to reduce costs in the third quarter by reducing staff. Cash generation has been positive and the Company continues to improve working capital management and make selective capital expenditures.

Overall, results for the first nine months reflect slightly higher revenue but lower earnings due to a combination of increased labor costs, customer and product mix differences and higher interest charges. Actions have been taken to align costs with expected revenue levels to improve gross margin and net earnings. Largely through improved working capital management, the Company has generated significant positive cash flow.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 13 of the consolidated financial statements included with the Annual Report on Form 10-K filed on April 2, 2007.

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended September 30, 2007		Three months ended October 1, 2006		Change 2007 to 2006
	$	%	$	%	$	%
Revenue	$54.0	100.0%	$65.7	100.0%	$(11.7)	(17.8%)
Cost of sales	50.6	93.7%	59.8	91.0%	(9.2)	(15.4%)

Gross profit	3.4	6.3%	5.9	9.0%	(2.5)	(42.4%)
Selling, general and administrative expenses	2.7	5.0%	3.4	5.2%	(0.7)	(20.6%)
Restructuring:
Restructuring (recoveries) charges	0.2	0.4%	(1.3)	(2.0%)	1.5	(115.4%)
Gain on sale of assets	—		(1.2)	(1.8%)	1.2	(100.0%)
Loss on extinguishment of debt	0.4	0.7%	—		0.4	NA
Other expenses	—		0.8	1.2%	(0.8)	(100.0%)

Operating earnings	0.1	0.2%	4.2	6.4%	(3.7)	(88.1%)
Interest expense	1.2	2.2%	1.0	1.5%	0.2	20.0%

Earnings from continuing operations before income taxes	(1.1)	(2.0%)	3.2	4.9%	(3.9)	(121.9%)
Income tax expenses
Current	0.1	0.2%	(2.0)	(3.0%)	2.1	NA
Deferred	—	0.0%	—	0.0%	—	NA

	0.1	0.2%	(2.0)	(3.0%)	2.1	NA

Net earnings from continuing operations	(1.2)	(2.2%)	5.2	7.9%	$(6.0)	NA
Net earnings from discontinued operations		0.0%	0.9	1.4%	(0.9)	NA

Net earnings (loss)	$(1.2)	(2.2%)	$6.1	9.3%	$(7.3)	NA

Quarter ended September 30, 2007 compared to the quarter ended October 1, 2006:

Revenue

Revenue decreased $11.7 million, or 17.8%, from $65.7 million for the third quarter of 2006 to $54.0 million for the third quarter of 2007. The decrease in revenue in the third quarter of 2007 occurred across virtually all our major customers, including Ingenico and Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”). These are declines from longstanding customers due in part to inventory corrections, product mix changes, and in certain cases, end market softness.

During the third quarter of 2007, although revenue from the industrial sector decreased compared to the same quarter of 2006, $37.7 million for the third quarter of 2007 compared with $43.4 million for the same period in 2006, it represented 69.8% of revenue in the third quarter of 2007, compared with 66.1% of revenue in the third quarter of 2006. The increase in percentage of sales is due in large part to the relative drop in the communications sector.

During the third quarter of 2007, revenue from the communications sector decreased compared with the same quarter of 2006, $8.3 million for the third quarter of 2007 compared with $12.7 million in 2006, which represented 15.4% of revenue in the third quarter of 2007, compared with 19.3% of revenue in the third quarter of 2006. The decline in both revenue and percentage of sales in the communications sector is due to a reduction in revenue from a longstanding customer.

During the third quarter of 2007, revenue from the networking and enterprise computing sector decreased compared with the same quarter of 2006, $8.0 million for the third quarter of 2007 compared with $9.6 million in 2006, which represented 14.8% of revenue in the third quarter of 2007, up from 14.6% of revenue in the third quarter of 2006. The decrease in revenue in this sector is due to reductions with several long standing customers.

During the third quarter of 2007, we recorded approximately $0.6 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.7 million in the third quarter of 2006. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 82.8% of revenue during the third quarter of 2007, compared to 85.3% in the third quarter of 2006. Revenue from our three largest customers during the third quarter of 2007 were $9.8 million from Ingenico, $8.8 million from Harris, and $8.6 million from MEI, Inc. (“MEI”) representing 18.2%, 16.2% and 15.9% of total revenue for the third quarter of 2007, respectively. This compares with revenue of $11.2 million from Ingenico, $9.8 million from MEI and $6.2 million from Gilbarco, representing 17.1%, 14.9% and 9.4% of total revenue for the third quarter of 2006, respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2007, 34.4% of our revenue was attributable to our operations in the U.S., 43.4% in Mexico and 22.2% in Canada. During the third quarter of 2006, 49.4% of our revenue was attributable to our operations in the Mexico, 35.2% in the United States and 15.4% in Canada. The increase in Canada was the result of increased revenue from Harris and the introduction of newer customers, while the decrease in Mexico was largely due to decreases in revenue from Ingenico.

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

Gross Profit

Gross profit for the third quarter of 2007 decreased by $2.5 million, or 42.4%, to $3.4 million when compared to the same period in 2006. This is primarily due to reduced revenue levels leading to proportionately increased costs and foreign exchange losses from the weakening U.S. dollar.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million or 20.6% during the third quarter of 2007 to $2.7 million from $3.4 million in the third quarter of 2006. The decrease related to a recovery from stock-based compensation expense of $1.0 million partially offset by increases in variable compensation costs and other expenses such as professional services, information technology and travel, related to timing of such expenditures.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During the three months ended September 30, 2007, the Company recorded termination payments of $0.2 million in conjunction with the 2007 Plan, which was primarily related to operations in Mexico. In addition, the Company made severance payments of less than $0.1 million under the 2006 Plan related to employees in Canada during the three months ended September 30, 2007. During the three months ended October 1, 2006, the Company recorded severance charges of $0.5 million relating to employees in the United States and in Canada under the 2006 Plan. In addition, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1.8 million. During the three months ended October 1, 2006, the Company paid facility and severance costs of $0.1 million under the 2002 Plan and the 2004 Plan, in aggregate. We expect the majority of the remaining restructuring accrual related to the 2006 Plan to be paid by the end of 2007.

For more detailed disclosure related to these plans and charges recorded please refer to note 6, “Restructuring and other charges” of the audited consolidated financial statements included in the Annual Report on Form 10-K filed on April 2, 2007.

Loss on extinguishment of debt

Upon the early repayment of the Company’s existing senior term and subordinated debt during the third quarter of 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs.

Interest Expense

Interest expense increased from $1.0 million in the third quarter of 2006 to $1.2 million for the third quarter of 2007, an increase of $0.2 million resulting primarily from $0.3 million of interest income related to a tax recovery that was recorded in the third quarter of 2006. Interest expense for both the third quarter of 2007 and 2006 included the amortization of deferred financing fees of $0.2 million, offset by a reduction in interest expense of $0.1 million related to the amortization of the value of cancelled warrants. Excluding the amortization of deferred financing fees, the reduction in interest expense related to the amortization of cancelled warrants, and the interest income related to the tax recovery in the third quarter of 2006, interest expense was $1.1 million for the third quarter of 2007 and $1.4 million for the third quarter of 2006. The decrease was due to reduced average debt levels. The weighted average interest rates with respect to the debt were 10.0% and 9.9% for each of the third quarters of 2007 and 2006, respectively.

Income Tax Expense

During the third quarter of 2007, the Company recorded a net income tax expense of less than $0.1 million related to minimum taxes in certain jurisdictions, compared to a net income tax recovery of $1.9 million, resulting from a tax refund and reversal of accruals, during the third quarter of 2006.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

The following table sets forth summarized operating results in millions of U.S. $ for the periods ended:

	Nine months ended September 30, 2007		Nine months ended October 1, 2006		Change 2007 to 2006
	$	%	$	%	$	%
Revenue	$189.6	100.0%	$186.7	100.0%	$2.9	1.6%
Cost of sales	173.9	91.7%	168.0	90.0%	5.9	3.5%

Gross profit	15.7	8.3%	18.7	10.0%	(3.0)	(16.0%)
Selling, general and administrative expenses	10.4	5.5%	11.5	6.2%	(1.1)	(9.6%)
Restructuring:
Restructuring (recoveries) charges	0.2	0.1%	(1.3)	(0.7%)	1.5	(115.4%)
Gain on sale of assets			(1.2)	(0.6%)	1.2	(100.0%)
Loss on extinguishment of debt	0.4	0.2%
Other expenses			0.8	0.4%	(0.8)	(100.0%)

Operating earnings	4.7	2.5%	8.9	4.8%	(3.8)	(42.7%)
Interest expense	4.5	2.4%	3.3	1.8%	1.2	36.4%

Earnings from continuing operations before income taxes	0.2	0.1%	5.6	3.0%	(5.0)	(89.3%)
Income tax expenses
Current	(1.5)	(0.8%)	(1.8)	(1.0%)	0.3	(16.7%)
Deferred	—	0.0%	—	0.0%	—	NA

	(1.5)	(0.8%)	(1.8)	(1.0%)	0.3	(16.7%)

Net earnings from continuing operations	1.7	0.9%	7.4	4.0%	$(5.3)	(71.6%)
Net earnings from discontinued operations		0.0%	0.9	0.5%	(0.9)	NA

Net earnings (loss)	$1.7	0.9%	$8.3	4.4%	$(6.6)	(79.5%)

Nine months ended September 30, 2007 compared to nine months ended October 1, 2006

Revenue

Revenue increased $2.9 million, or 1.6%, from $186.7 million for the first nine months of 2006 to $189.6 million for the first nine months of 2007. The increase in revenue is largely due to growth in revenue from increased volume from several of our largest customers during the first nine months of 2007 compared with the same period last year, including Ingenico, MEI and Harris, partially offset by a decline in revenue from longstanding customers that have experienced some end-market softness. In 2007, Harris’s production requirements increased reflecting ramping to full production and growth in its revenue.

During the first nine months of 2007, revenue from the industrial sector represented 67.6% of revenue compared to 63.5% of revenue for the first nine months of 2006. The percentage of sales attributable to the networking and enterprise computing sector and the communications sector were 17.7% and 14.7%, respectively, for the first nine months of 2007 compared to 18.1% and 18.4%, respectively, for the first nine months of 2006.

Revenue generated from the industrial sector grew $9.6 million in the first nine months of 2007 compared with the first nine months of 2006 at $128.2 million and $118.6 million, respectively. The corresponding increase in the percentage of revenue generated from the industrial sector in the first nine months of 2007 compared with the first nine months of 2006 is due largely to the growth in revenue from Ingenico, MEI and Harris in the first nine months of 2007.

In both relative and absolute terms, the revenue generated from the communications sector in the first nine months declined. The absolute dollars declined $6.5 million from $34.4 million in the first nine months of 2006 to $27.9 million in the first nine months of 2007 largely due to a decline in revenue from longstanding customers offset by growth in volume from several smaller customers. The percentage of revenue generated from the communications sector in the first nine months of 2007 compared with the same period last year declined in relative terms due in part to a decline from longstanding customers, as well as in large part due to the significant increase in growth in the industrial sector.

In absolute terms the revenue generated from the networking and enterprise computing sector in the first nine months of 2007 when compared to the first nine months of 2006 decreased $0.2 million, from $33.7 million to $33.5 million. In relative terms, the percentage of revenue generated from the networking and enterprise computing sector in the first nine months of 2007 compared to the first nine months of 2006 increased largely due to the significant increase in growth in the industrial sector.

During the first nine months of 2007, we recorded approximately $2.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.5 million in the first nine months of 2006. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2007, the Company’s ten largest customers represented 81.0% of revenue compared to 84.8% for the same period last year. Revenue from our largest customers during the first nine months of 2007 was $34.6 million from Ingenico, $30.2 million from Harris and $25.5 million from MEI representing 18.3%, 15.9%, and 13.5%, respectively, of total revenue for the period. This compares with revenue of $31.2 million from Ingenico, $23.9 million from MEI, and $19.4 million from Harris representing 16.7%, 12.8%, and 10.4%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2007, 40.5% of our revenue was produced from operations in Mexico, 35.5% from the United States and 24.0% from Canada. During the first nine months of 2006, 44.2% of our revenue was produced from operations in Mexico, 37.5% from the United States and 18.3% from Canada. The decrease in production in Mexico is the result of decreased revenue from a number of our customers compared to the same period in the prior year. The decrease in production in the United States is a result of the decreases across the board in all sectors. The increase in production in Canada is due to higher revenue earned from Harris compared to the prior year.

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

Gross Profit

Gross profit decreased by $3.0 million from $18.7 million, or 10.0% of revenue, for the first nine months of 2006 as compared to $15.7 million, or 8.3% of revenue, for the first nine months of 2007. The decrease in the gross margin percentage in the first nine months of 2007 is largely due to higher part sales at no margin and increased labor costs, with a modest change in customer and product mix and foreign exchange losses resulting from the weakening U.S. dollar.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million from $11.5 million, or 6.2% of revenue, for the first nine months of 2006 to $10.4 million, or 5.5% of revenue, for the first nine months of 2007. The decrease related to reductions in variable compensation costs and other expenses reflecting timing of certain expenses such as professional services costs and travel.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During the nine months ended September 30, 2007, the Company recorded termination payments of $0.2 million in conjunction with the 2007 Plan. In addition, the Company made severance payments of $0.2 million under the 2006 Plan related to employees in Canada during the nine months ended September 30, 2007. During the nine months ended October 1, 2006, the Company recorded severance charges of $0.5 million relating to employees in the United States and in Canada under the 2006 Plan. In addition, the Company changed the estimate of amounts to be paid under the 2002 Plan and recorded an adjustment to reduce the accrual by $1.8 million. During the nine months ended October 1, 2006, the Company paid facility and severance costs of $0.1 million and $0.2 million under the 2002 Plan and the 2004 Plan, respectively. We expect the majority of the remaining restructuring accrual related to our various restructuring plans to be paid by the end of 2007.

For more detailed disclosure related to these plans and charges recorded please refer to note 6 “Restructuring and other charges” of the consolidated financial statements included in the Annual Report on Form 10-K filed on April 2, 2007.

Loss on extinguishment of debt

Upon the early repayment of the Company’s existing senior term and subordinated debt during the third quarter of 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs.

Interest Expense

Interest expense increased $1.2 million from $3.3 million for the first nine months of 2006 to $4.5 million for the first nine months of 2007. Interest expense for the first nine months of 2007 includes the amortization of deferred financing fees of $1.0 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants. Interest expense in the first nine months of 2006 include the amortization of deferred financing fees of $0.7 million offset by a reduction in interest expense of $0.3 million related to the amortization of the value of cancelled warrants and $0.3 million of interest income related to a $2.7 million tax refund received in the third quarter of 2006. Excluding the amortization of deferred financing fees, the reduction in interest expense related to the amortization of the value of the cancelled warrants, and the interest income related to the tax refund in 2006, interest expense was $3.8 million for the first nine months of 2007 and $3.2 million for the first nine months of 2006. The weighted average interest rates with respect to the debt for the first nine months of 2007 and 2006 were 10.0% and 9.4%, respectively.

Income Tax Expense

During the first nine months of 2007, the Company recorded a net income tax recovery of $1.5 million primarily related to a release of a reserve related to a tax refund received in 2006 and related interest. During the first nine months of 2006, a net income tax recovery of $1.8 million was recorded, resulting from a tax refund and reversal of accruals.

At December 31, 2006, the Company had total NOL carry forwards of approximately $74.2 million, of which $1.3 million will expire in 2012, $3.6 million will expire in 2014, $0.2 million will expire in 2015, $1.1 million will expire in 2018, $60,000 will expire in 2019, $30,000 will expire in 2020 and the remainder will expire between 2021 and 2026.

The Company adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. There was no impact to the unaudited interim consolidated financial statements of the Company as a result of adopting FIN 48.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under our Wachovia Monroe Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements and to finance working capital requirements. We anticipate our principal uses of cash in the future will continue to be to meet debt service requirements and to finance working capital requirements.

Liquidity

Nine months ended September 30, 2007:

Net cash provided by operating activities during the nine months ended September 30, 2007 was $22.4 million. The cash generated resulted from increased sales, a decline in selling, general and administrative expenses and a decrease in net working capital requirements of $15.1 million primarily due to decreases in inventories and accounts receivable. Accounts receivable days sales outstanding were 50 and 57 days for each of the nine months ended September 30, 2007 and October 1, 2006, respectively. Inventory turnover, on an annualized basis was, 6.3 times for 2007 and compared to 5.2 times for 2006. Accounts payable days outstanding were 62 days at the end of the third quarter of 2007 compared to 60 days for the same period in 2006.

Net cash used in financing activities during the nine months ended September 30, 2007 was $20.4 million. During the nine months ended September 30, 2007, the Company borrowed $21.5 million in new term debt, repaid debt of $40.0 million and capital leases of $0.5 million, and incurred financing fees of $1.4 million, while during the same period in 2006 the Company incurred a net increase in its long-term debt of $12.3 million, proceeds from discontinued operations of $0.9 million offset by the repayment of capital leases of $1.4 million and payment of deferred financing fees of $0.6 million. Under the Wachovia Monroe Facilities, the Company has a secured revolving credit facility of up to $40.0 million and $21.5 million in term loans. The revolving portion of the Wachovia Facilities has a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used by investing activities during the nine months ended September 30, 2007 was $1.8 million and the nine months ended October 1, 2006 was $0.4 million. Cash used in the first nine months of 2007 relate to purchases of property, plant and equipment, while cash used in the first nine months of 2006 consist of $1.6 million used in the purchase of property, plant and equipment, offset by $1.2 million received as proceeds from the sale of property, plant and equipment.

Capital Resources

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40.0 million revolving credit facility and a $21.5 million term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The new facilities are expected to decrease interest costs to the Company by approximately 200 basis points as compared to our previous facilities.

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

During the nine months ended September 30, 2007, equipment of $0.6 million was acquired via a capital lease.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended September 30, 2007 was 10.0%. At September 30, 2007, the interest rate on our revolving credit facility would have been 9.5% based on the U.S. prime rate and our term debt bore interest at 9.565% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales are denominated in U.S. dollars. Most of our purchases are denominated in U.S. dollars, with the exception of Canadian and Mexican payroll and other various expenses denominated in local currencies. As a result we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to greater variations.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of November 14, 2007.

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

Three of our largest customers were Ingenico, Harris and MEI, representing 18.3%, 15.9% and 13.5% of total revenue for the nine months ended September 30, 2007, respectively. For the third quarter of 2007, our top ten largest customers (which includes Ingenico, Harris and MEI) collectively represented 81.0% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 3, 2007, we entered into a new credit agreement with Wachovia Capital Finance Corporation and Monroe Capital LLC to refinance the Company’s short and long term debt. Under the new banking arrangements, Wachovia has provided a $40 million revolving credit facility and Monroe has provided $21.5 million in term debt. Our debt under the Wachovia Monroe Facilities could have adverse consequences for our business, including:

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

Item 6	Exhibits

Exhibit Number	Document
10.1	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.2	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

10.3	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007.

10.4	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007.

10.5	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007.

10.6	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007.

10.7	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007.

10.8	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007.

10.9	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007.

10.10	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007.

10.11	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007.

10.12	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

32.1	Certification of John Caldwell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

32.2	Certification of John Caldwell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

Exhibit Number	Document
10.1	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.2	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

10.3	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007.

10.4	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007.

10.5	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007.

10.6	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007.

10.7	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007.

10.8	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007.

10.9	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007.

10.10	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007.

10.11	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007.

10.12	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

32.1	Certification of John Caldwell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.

32.2	Certification of John Caldwell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007.