Form 10-K
period 2007-12-31
SMTC CORP
filed 2008-03-31
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-31051

SMTC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0197680

(IRS Employer Identification Number)

635 Hood Road, Markham, Ontario, Canada

(Address of Principal Executive Offices)

L3R 4N6

(Zip Code)

Registrant’s telephone number, including area code: 905-479-1810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	Nasdaq Global Market Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $69.0 million on July 1, 2007, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on June 29, 2007, the last business day of the registrant’s most recently completed second quarter.

As of March 27, 2008, SMTC Corporation had 13,869,099 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 27, 2008, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 777,233 exchangeable shares outstanding, excluding 7,171,077 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined under the federal securities laws. See “Forward-looking statements” below. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled “Risk-Factors that May Affect Future Results.” Readers should also carefully review any risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and it subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry. Certain statements in this Annual Report contain words such as ‘‘could’’, ‘‘expects’’, ‘‘may’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘intends’’, ‘‘estimates’’, ‘‘plans’’, ‘‘envisions’’, ‘‘seeks’’ and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this Annual Report, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this Annual Report.

Item 1:	Business

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order and end customer fulfillment. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,500 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and computing, and communications market segments.

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

We believe that fundamental to our key benefits is our strategic approach in working with customers premised upon gaining insight into their business and bringing innovative solutions to enhancing our customers’ competitiveness and profitability. SMTC lowers total cost of ownership; improves product quality and reliability; accelerates new products to market; improves service and end customer delivery; reduces working capital requirements and capital expenditures that results in improvement of our customers’ overall margins and end customer satisfaction.

Our Markham, Ontario (Toronto) site serves as the Company’s primary technical center of excellence, with particular emphasis on assisting current and new customers to develop, prototype and bring new products to full production. This site also continues to manufacture lower volume, higher complexity printed circuit board assemblies.

Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. In 2008, we announced the expansion of operations in Chihuahua, Mexico to offer low cost Enclosure Systems manufacturing capabilities.

Our operations in Boston, Massachusetts specialize in high precision metal fabrication and system integration activities, while our San Jose, California operations specialize in printed circuit board assemblies, system integration and configuration and other related activities.

For the past seven years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Recently, SMTC, through its subsidiary SMTC Asia Ltd. and Alco have established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site will provide SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility is expected to provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through a new international sourcing and procurement office.

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

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•

Lowering Product Costs.    EMS providers are better able to reduce total product costs due to higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as established and ongoing relationships with suppliers, EMS providers are able to demonstrate aptitude to achieve better pricing and better inventory management.

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

•

Improving Supply Chain Management.    OEMs that manufacture internally are faced with greater complexities in planning, sourcing, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers that possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

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

•

Shift from a Fixed to Variable Cost Model.    Through outsourcing, OEMs are able to shed substantial fixed costs of manufacturing and take advantage of EMS providers’ efficient and highly utilized facilities, resulting in a highly variable and efficient cost structure.

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end-of-life phases. We believe that SMTC manufacturing services have the capabilities and innovation to reduce our customers’ time-to-market to improve competitiveness. We work with our customers to identify, prioritize and implement opportunities for cost reduction.

SMTC offers two vertically integrated manufacturing streams: PCBA Products and Larger-scale Systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, configure-to-order, and end-customer order fulfillment. These core services are complemented with enclosure and precision metal fabrication, cable assembly, interconnect and engineering design services. SMTC’s two manufacturing streams are vertically integrated to better control quality, lead times and inventory risk and to avoid the “margin stacking” when these services are provided by loosely connected entities. Customers benefit from lower costs, better quality, and shorter lead times.

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

System-Level Integration, Box-Build and Test.    Our system and subsystem assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, battery boxes and connector blocks, power supplies, backplanes and thermal controls. Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, radio frequency (RF), precision analog, power, thermal and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBA’s, subassemblies and systems to meet our customers’ requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

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

SMTC Footprint

SMTC has five manufacturing/technology centers worldwide, approximately 550,000 square feet of capacity, and more than 40 manufacturing and assembly lines, including a manufacturing relationship with Alco Electronics in China. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions and low volume product production as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer. All equipment is customer specific including computer controlled inventory carousels, high-speed SMT placement systems, customer specific x-ray, ICT or functional test, assembly and packing solutions.

SMTC Key Benefits to Customers

Three overarching themes form the core of SMTC’s differentiation and unique customer value proposition: Trusted, Proven, and Professional.

The SMTC Customer Experience:    We believe that SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why most SMTC customers have been with us for more than 7 years, and some more than 15 years.

Our People:    SMTC’s customer-based teams are tied to the customer at a strategic and organizational level. Our people get the job done in an environment that celebrates collaboration and teamwork. We foster a participatory workplace that enables people, at every level of the organization, to get involved in making decisions that put the customer first.

Operational Counterpart:    We take the time to understand our customers’ business objectives, end markets, performance expectations, competitive advantage, positioning and strategy—to drive better value. We get involved with our customers at both a strategic and operational level. Inevitably, we become an extension of their business, helping our customers grow by making them more competitive, improving their margins, and helping them gain market share.

Executive Mindshare:    SMTC fully engages with its customers on many levels—from operational and executive mindshare, to custom-tailored solutions to its strategic partnership approach. Senior management is accessible to and involved with customers. Our customers receive the attention they need from highly experienced professional management.

Strategic Fit:    Fit matters. Winning OEMs look for winning manufacturing partners. SMTC mitigates the risk of outsourcing and consistently delivers results and value. Nine of our top ten customers are the outright leaders in their respective markets.

Global Footprint:    SMTC offers the best strategic and operational footprint with five manufacturing / technology centers worldwide, approximately 550,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China.

Superior Value:    SMTC continuously works collaboratively with customers to identify, prioritize and implement opportunities for cost reduction. Working collaboratively helps ensure superior service, operations excellence and continuous cost improvement.

Customized Solutions:    SMTC is proactive—we provide innovative manufacturing solutions responsive to the dynamics of the customer’s marketplace.

SMTC’s Growth Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth in sales, profitability and cash generation. A cornerstone to SMTC’s strategy is our customer-centric focus throughout the organization. Our key strategies include:

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and how we can support them in meeting their goals. Our dedicated teams approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operational and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and computing, and communications industries. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. As SMTC continues to leverage its experience and established relationships in its existing market segments, we also are exploring opportunities such as the medical equipment industry. The medical equipment industry has unique market characteristics and significant growth opportunities that provide a good fit for our medium to high mix and volume manufacturing capabilities.

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

Technology, Processes and Development

The SMTC engineering services team delivers a range of design, engineering and manufacturing solutions. We have electronic engineering expertise in many markets, including power, instrumentation, wired, wireless and optical telecommunications, industrial and consumer markets. We maintain manufacturing equipment and tools to the highest calibration standards possible. We follow a comprehensive preventative maintenance program. Customers rely on our full range of design services—from software and firmware development, to electronic design and PCB layout. We partner with our customers to deliver innovative manufacturing solutions aligned with their business objectives. We offer everything from full-service, turnkey product development and manufacturing to on-site engineering support.

Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, RF, precision analog, power, thermal, and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBAs, subassemblies and systems to meet our customer’s requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

SMTC’s box build experience spans the past 10 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged in plastic bags and placed in cardboard boxes, together with manuals, software, and peripherals. Order fulfillment and configuration to order is handled throughout the integration service, specific to the needs of the product.

SMTC’s order fulfillment and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We can implement a responsive, efficient and cost-effective configure-to-order and order fulfillment solution. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

Our design services team optimizes product design for maximum performance, higher yields, and faster time-to-market., with the objective to help our customers become more profitable and more competitive. SMTC provides access to an extensive range of design, value engineering and sustaining engineering services in addition to key process and test engineering capabilities. We support the customer in bringing products to market, enhancing and cost reducing current products and extending life cycle. Early in the product development cycle, SMTC’s design services assist customers in selecting the best architecture for their product based on unit and development cost targets, product functionality and time to market goals. SMTC helps customers develop detailed design specifications and test plans to ensure that their products are both designed and fully tested to their requirements prior to going into volume manufacturing.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We make the effort to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is also registered as a TL9000 facility. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

Marketing and Sales

SMTC has a direct sales channel model with territorial assignments based on geographical coverage of our target markets in North America. Our geographical coverage is enhanced through select manufacturers’ representative companies. Our marketing and sales team works collectively to gain insight on potential customers’ business, market positioning and business challenges and focuses on a solutions-based approach to enhancing profitability, market positioning and business performance for that customer. Our customer-centric focus continues through to the execution phase of our relationships with a dedicated team-based manufacturing approach throughout all SMTC facilities.

Global Procurement & Supply Chain Management

SMTC delivers supply chain capabilities and solutions that support the total product lifecycle. Our teams work closely with customers’ supply-base partners to integrate the entire supply chain. Our extended supply chain model recognizes the need for collaboration between OEM customers, SMTC and supply partners to ensure overall supply chain optimization. From product design processes, manufacturing, sourcing, order management and fulfillment to transportation and logistics. The end result is greater control over a complex, extended supply chain to help SMTC customers realize flexibility, cost savings, process improvements, and competitive advantages.

In lean manufacturing environments, success is defined by how fast and how effectively manufacturers can respond to evolving customer demands and new global supply chain conditions. SMTC leverages supply chain tools and systems to respond rapidly and effectively to changing real-world conditions. Our customers rely on SMTC’s core processes and capabilities to drive the success of their supply chains. Each supply chain solution we deliver is tailored to address each customer’s unique requirements

SMTC employs Agile Product Lifecycle Management (“Agile”) solutions software to help OEMs accelerate revenue, reduce costs, improve quality, ensure compliance, and drive innovation throughout the product lifecycle. Agile provides comprehensive support for product lifecycle business processes, platform and integration requirements. Agile enables a single enterprise view of the product and part records across the entire system, helping customers accelerate new product introduction time, reduce direct material costs and ensure regulatory compliance.

The demand management process is a core process at SMTC which drives short and long term planning and execution activities. Effective demand management optimizes materials availability, supply base performance and overall liability management. At SMTC we recognize the need to deploy people, process and technology, as well as extensive customer communication and visibility, to ensure effective demand management execution. This allows for real time analysis, feedback and implementation of changes in customer and end-market demand. Rapid communication to suppliers of changes in requirements, and a truly responsive end-to-end supply chain.

SMTC also employs Kinaxis RapidResponse, an integrated Response Management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows SMTC to perform real-time demand scenario simulation, review supply constraints, perform rapid MRP, and communicate changes in requirements to suppliers—all on the same day. With RapidResponse, SMTC teams achieve high levels of supply chain agility, with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. SMTC gains the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

Visibility solutions are customized to support a range of requirements, including inventory visibility, MPS simulation, clear-to-build (CTB), available-to-promise (ATP), end-market demand steering, and service parts management. Single instance of Kinaxis provides a single view of inventory across all SMTC plants and hubs as well as a view of materials supply. Custom reports can be set up to automatically email within SMTC and to SMTC customers on regular intervals. Inventory and supply base liabilities dashboard has proven to be a valuable tool for both SMTC and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

SMTC Suppliers

RapidResponse works hand-in-hand with E-plenishment, SMTC's electronic business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through E-plenishment, SMTC has an ongoing view into supplier on hand inventories and is able to more effectively plan factory capacities and provide customer delivery commitments. The tools allow SMTC to support the ATP (Available to Promise) process of our OEM customers, and increase the reliability of their commitments to the end customers.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In 2007, we purchased approximately $187 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

During 2007, no suppliers represented greater than 10% of our total purchases for the year. We believe that there is a sufficient availability of raw materials and supplies to serve our needs.

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and computing, communications, consumer and medical markets.

Revenue in 2007 was attributed to the following industry sectors: 68% from industrial, 17% from networking and computing and 15% from communications. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

Industrial product expertise includes:

•	Semiconductor manufacturing and test equipment

•	Electrical distribution, industrial controls

•	Point of sale (POS) terminals

•	Currency recognition devices

•	Residential and commercial security systems

•	GPS navigation and positioning systems

•	Components and sub-systems for rapid prototyping equipment

•	RF modules for satellite -based tracking systems

•	Protocol analyzers

•	Power supplies for high precision instruments

Networking and Computing product expertise includes:

•	Professional audio and video processing and distribution systems

•	Handheld internet access devices

•	High-end storage devices

•	Office printers, networked production and industrial printing systems

•	Mid-range servers and computing systems

•	Electronic display systems

•	Financial terminals with biometric authentication

Communications product expertise includes:

•	VoIP infrastructure, accessing, IVR systems

•	Carrier class switching and routing systems

•	Broadcast communication equipment

•	Broadband accessing, ADSL and wireless gateway, modem

•	Video and audio signal processing and distribution systems

•	Network traffic management devices

•	Network application delivery and optimization

Consumer product expertise includes:

•	High end audio systems

•	Home security systems

•	Recreational gear

SMTC recently achieved ISO 13485 certification at its Markham facility. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification will open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

Our Competition

The EMS industry is composed of numerous companies that provide a range of manufacturing services for OEMs, from printed circuit board assembly, to design, prototyping, final system assembly, configuration, order fulfillment, repair and aftermarket services. The EMS market consists of contract manufacturers, or CMs, and original design manufacturers, or ODMs. CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the CM sector.

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CM’s annual revenues normally are greater than $1.5 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, or Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CM may have annual revenues ranging from $200 million up to $1.5 billion.

Regional /Tier 3: Usually focused in a sub-region, northeast USA for instance, typically with no low-cost facilities. Regional companies normally generate revenues ranging from $20 million to $200 million annually.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

SMTC competes against large contract manufacturers such as Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Benchmark Electronics Inc., and Plexus Corp., as well as numerous smaller EMS providers. Certain competitors have greater manufacturing, financial, research and development and marketing resources than SMTC.

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

In 2006, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. Beginning January 1, 2007 the State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003 which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

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

SMTC Asia Ltd. (Hong Kong)

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

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of December 31, 2007, we employed approximately 1,500 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, we have not experienced difficulty in adequately staffing skilled employees.

As of December 31, 2007, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

Item 1A:	Risk Factors

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in this Form 10-K are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally. SMTC cautions readers that all statements other than statements of historical facts included in this annual report on Form 10-K regarding SMTC’s financial position and business strategy may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized, and it is possible that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; and (9) the inability to sustain historical margins as the industry develops. SMTC has attempted to identify certain of the factors that it currently believes may cause actual future experiences to differ from SMTC’s current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Factors That May Affect Future Results” below. The operations and results of SMTC’s business may also be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in SMTC’s reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

Ten customers represented approximately 81% of our revenue in 2007 and we expect to continue to depend upon a relatively small customer base for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As some of our costs and operating expenses are fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected.

We are exposed to fluctuations in currencies, particularly the weakening of the US dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $150,000. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Benchmark Electronics Inc. and Plexus Corp. In addition, we may in the future encounter competition from other large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Many of our competitors have larger international operations than us, and some have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

We may experience variability in our operating results, which could negatively impact the price of our shares.

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly impact our business in the future. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and adversely affected costs.

Any of these factors or a combination of these factors could have an adverse impact on our business, financial condition and results of operations.

We are dependent upon the electronics industry, which produces technologically advanced products with short life cycles.

Many of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced downturns. A continued recession or a downturn in the electronics industry would likely have an adverse impact on our business, financial condition and results of operations.

Shortages or price fluctuations of component parts specified by our customers could delay product shipment and affect our profitability.

A substantial portion of our revenue is derived from “turnkey” manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have an adverse impact on our business, financial condition and results of operations. We are required to forecast our future inventory requirements based upon the anticipated demands of our customers. Inaccuracies in making these forecasts or estimates could result in a shortage or an excess of materials. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases, which could reduce operating income. Also we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

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

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws is a major consideration for us because we use metals and other hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition we may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having an adverse effect on our operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 3, 2007, we entered into a new credit agreement with Wachovia Capital Finance Corporation and Monroe Capital LLC to refinance the Company’s short and long term debt (collectively, the “credit facilities”). Under the new banking arrangements, Wachovia has provided a $40 million revolving credit facility and Monroe has provided $21.5 million in term debt. Our debt under the credit facilities could have adverse consequences for our business, including:

•	We are required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We are limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•

The failure to comply with covenants under which we borrowed our indebtedness including the financial covenant under our credit facilities, which requires us to meet consolidated EBITDA, leverage and fixed coverage charge targets on a rolling four quarter basis and leverage targets on a monthly basis, may result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our credit facilities.

•

Our credit facilities contain certain subjective acceleration clauses. There can be no assurance that the lenders will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness, to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under our credit facilities or successor facilities.

We face significant restrictions on our ability to operate under the terms of our credit facilities.

The terms of our credit facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). We are also required to maintain specified EBITDA levels under the credit facilities. The revolver portion of the credit facilities also has a borrowing base formula that limits our ability to borrow based on the characteristics of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our credit facilities.

If we are not able to comply with these covenants and requirements, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations.

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

Shares of authorized but unissued common stock may be issued from time to time by our Board of Directors without further stockholder action unless such action is required by Delaware law, our charter, or the rules of the Nasdaq Stock Market. Additional authorized but unissued shares of common stock might be used in the context of a defense against or response to possible or threatened hostile takeovers. It is not possible to predict in advance whether the issuance of additional shares will have a dilutive effect on earnings per share as it depends on the specific events associated with a particular transaction.

There may be adverse consequences resulting from future governmental tax audits of the Company's tax returns.

The Company has taken various tax positions in determining its tax liabilities and the related expense. It is possible that future tax audits or changes in tax regulation may require the Company to change its prior period tax returns and also to incur additional costs. This may negatively affect future period results.

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

Facilities

We conduct our operations within approximately 550,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Boston facility where we manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Markham, Ontario	100,000	Leased
San Jose, California	75,000	Leased
Boston, Massachusetts	150,000	Leased
Chihuahua, Mexico	225,000	Owned

In addition, SMTC has a third party agreement with Alco Electronics Ltd. in Chang An, China providing access to a 40,000 square foot facility designed around SMTC’s copy-exact model.

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

The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Markham, Ontario, Canada, L3R 4N6.

Item 3:	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have an adverse effect on our financial position or results of operations.

In 2007, a lawsuit was commenced against SMTC Manufacturing Corporation of Texas, a subsidiary of the Company, and certain of its subsidiaries, in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. We believe that the allegations in these claims are without merit and we intend to defend against them vigorously. However, there can be no assurance that the outcome of the litigation will be favorable to us or will not have an adverse impact on our financial position or liquidity.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on The NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Stock Market for each quarter in the years ended December 31, 2007 and 2006.

	Common Stock Price
	2007		2006
	High	Low	High	Low
First Quarter	$3.14	$2.39	$2.66	$1.40
Second Quarter	5.84	2.90	3.02	2.22
Third Quarter	7.99	2.20	2.89	2.25
Fourth Quarter	2.41	1.48	2.88	2.32

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the Nasdaq Composite Index and a peer group chosen by the Company for fiscal 2007 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Plexus Corp., Sanmina-Sci Corporation, SMTC Corporation, and Suntron Corporation. The Peer Group excludes Pemstar Inc, and Solectron Corporation, which were included in the corresponding peer group for previous year’s disclosures. During 2007, Pemstar Inc. was acquired by Benchmark Electronics, Inc., and Solectron Corporation was acquired by Flextronics International Ltd., and as a result are no longer public companies.

The total stockholder return assumes $100 invested on December 31, 2002 in Common Stock of the Company, the Nasdaq Composite Index and the Peer Group of companies that, like the Company, (i) are publicly traded, and (ii) are mid-to-large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of March 27, 2008, there were approximately 199 holders of record of the Company’s common stock.

As of March 27, 2008, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 13,869,099 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of March 27, 2008, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 777,233 exchangeable shares outstanding, excluding 7,171,077 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

Dividends

The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to authorize the payment of dividends on common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs. Further, the Company’s credit facilities restrict the Company from paying dividends.

Item 6:	Selected Financial Data

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report.

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with United States GAAP. These principles conform in all material respects to Canadian GAAP except as described in note 14 to our consolidated financial statements.

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Years Ended December 31,
	2003	2004	2005	2006	2007
Revenue	$306.1	$244.6	$228.8	$262.8	$256.4
Cost of sales	279.5	222.8	211.6	236.4	234.3

Gross profit	26.6	21.8	17.2	26.4	22.1
Selling, general and administrative expenses	18.7	16.3	13.2	15.2	14.5
Amortization	4.1	2.3	—	—	—
Restructuring (a)
Restructuring (recoveries) charges	1.1	(1.6)	0.1	(1.4)	0.2
Gain on sale of assets	—	—	—	(1.2)	—
Loss on extinguishment of debt	—	—	—	—	0.4
Other expenses (c)	—	—	—	0.8	—

Operating earnings	2.7	4.8	3.9	13.0	7.0
Interest expense	5.1	4.5	4.6	5.4	5.6

Earnings (loss) before income taxes and discontinued operations	(2.4)	0.3	(0.7)	7.6	1.4
Income tax (recovery) expense	35.0	0.5	(0.6)	(2.0)	(1.3)

Earnings (loss) from continuing operations	(37.4)	(0.2)	(0.1)	9.6	2.7
Earnings (loss) from discontinued operations	(2.4)	0.8	—	0.9	—

Net earnings (loss), also being comprehensive income (loss)	$(39.8)	$0.6	$(0.1)	$10.5	$2.7

Basic earnings (loss) per share (b)
Basic earnings (loss) per share from continuing operations	$(6.51)	$(0.02)	$(0.01)	$0.65	$0.18
Basic earnings (loss) per share from discontinued operations	(0.42)	0.08	—	0.06	—

Basic earnings (loss) per common share	$(6.93)	$0.06	$(0.01)	$0.71	$0.18
Diluted earnings (loss) per common share	$(6.93)	$0.06	$(0.01)	$0.70	$0.18

Weighted average number of shares outstanding (b)
Basic	5.7	10.9	14.6	14.6	14.6
Diluted	5.7	10.9	14.7	14.9	15.0

(a)	2003 Charges:

During	2003, the Company recorded a net restructuring and other charge of $1.1 million, consisting of a net adjustment to previously recorded charges related to the restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan,” respectively), of $0.3 million and additional charges incurred during 2003 of $1.3 million. During 2003, the Company also recorded an adjustment to other charges of $0.1 million, included in selling general and administrative expenses.

2004 Net recoveries:

During 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”) and recorded restructuring charges related to severance costs of $1.6 million. The Company also recorded adjustments to previously recorded restructuring charges related to the 2001 Plan and the 2002 Plan of $3.8 million, an additional severance charge of $0.4 million related to the 2002 Plan, and net other charges incurred during 2004 of $0.3 million.

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

2006 Net recoveries:

During 2006, the Company recorded net restructuring recoveries of $1.4 million consisting of a $1.8 million recovery resulting from a change in previously estimated amounts to be paid under the 2002 Plan and additional charges of $0.4 million under a plan initiated in 2006 related to the restructuring of management roles. The Company also recorded, a $1.2 million gain on sale of an asset previously written down under the 2002 Plan.

2007 Charges:

During 2007, the Company recorded net restructuring charges of $0.2 million consisting of severance charges related to the 2007 Plan.

(b)	On October 4, 2004, the Company completed a reverse stock split of its issued and outstanding common and exchangeable shares whereby every five shares of common stock were exchanged for one share of common stock and every five exchangeable shares were exchanged for one exchangeable share, resulting in 7,775,181 common shares outstanding and 6,866,152 exchangeable shares outstanding at that date. All share information related to shares outstanding has been retroactively adjusted to reflect the reverse stock split.

(c)	Beginning in 2005 and through the first three quarters of 2006, the Company incurred advisory fees related to a strategic initiative the Company did not pursue.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Years Ended December 31,
	2003	2004	2005	2006	2007
Cash	$0.2	$—	$—	$—	$0.2
Working capital (deficiency)	(55.2)	11.6	9.6	17.4	21.8
Total assets	108.8	92.7	90.0	115.9	94.8
Total debt, including current maturities	70.1	33.9	28.5	41.0	21.0
Shareholders’ equity (deficiency)	(21.3)	14.1	14.0	23.9	26.8
Capital expenditures	0.2	0.3	2.5	4.4	2.5
Cash flows from operating activities	5.5	5.6	9.5	(9.5)	24.7
Cash flows from financing activities	(8.9)	(5.4)	(8.0)	10.5	(22.6)
Cash flows from investing activities	3.3	(0.4)	(1.5)	(1.0)	(1.9)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 31, 2007. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2006 and 2007. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 2, 2006	July 2, 2006	Oct 1, 2006	Dec 31, 2006	Apr 1, 2007	July 1, 2007	Sep 30, 2007	Dec 31, 2007
Revenue	$59.9	$61.1	$65.7	$76.1	$69.5	$66.1	$54.0	$66.8
Gross profit	6.1	6.8	5.9	7.7	6.5	5.8	3.4	6.4
Earnings (loss) from continuing operations (a)	1.0	1.3	5.2	2.1	2.8	0.1	(1.2)	1.0
Earnings (loss) (a)	1.0	1.3	6.1	2.1	2.8	0.1	(1.2)	1.0
Earnings (loss) per share from continuing operations	$0.06	$0.09	$0.35	$0.14	$0.19	$0.01	$(0.08)	$0.06
Weighted average number of shares outstanding — diluted	14.8	14.9	14.9	15.0	14.9	15.0	14.6	14.7

(a)	The quarter ended October 1, 2006 includes $5 million of one-time items.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and it subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) included within this Annual Report on Form 10-K. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk-Factors That May Affect Future Results” section above. Certain statements in this MD&A contain words such as ‘‘could’’, ‘‘expects’’, ‘‘may’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘intends’’, ‘‘estimates’’, ‘‘plans’’, ‘‘envisions’’, ‘‘seeks’’ and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Annual Report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in US dollars unless specifically stated otherwise.

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,500 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2007

Overall, revenues and earnings did not meet the Company’s expectations, largely the result of an atypical third quarter. In a challenging economy, the Company’s poor third quarter results were attributable to reduced customer orders due to lower end-customer demand and inventory adjustments, resulting in substantially reduced revenue levels and the Company’s first quarterly loss in two years. However, revenue in the other three quarters were at traditional levels and the Company was profitable in each of these quarters.

Cash generation and debt reduction, key goals for the Company in 2007, were unparalleled as the Company generated cash from operations of $24.7 million, most of which was used to pay down debt to record low levels. Cash generation was a result of both earnings and working capital management. Inventory was reduced $12 million in the year, the result of an investment in new supply chain leadership and staff, improved processes and systems, and increased focus throughout the Company. During the year, the Company refinanced its debt with long-standing partner, Wachovia Capital, and a new term lender, Monroe Capital. This facility had the effect of reducing interest rates and extending the term and amortization of the debt to 2012.

In 2007, the Company also began execution of two strategic projects. The Company is strengthening its long-standing relationship with Alco Electronics Ltd. in China with the establishment of a new dedicated manufacturing facility in Chang An, China. In addition, we are expanding our Boston enclosures business into our low cost facility in Mexico.

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

The consolidated financial statements of SMTC are prepared in accordance with US GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 14 of the consolidated financial statements.

The following table sets forth certain operating data expressed as a percentage of revenue for the years ended:

	December 31, 2005	December 31, 2006	December 31, 2007
Revenue	100.0%	100.0%	100.0%
Cost of sales	92.5%	89.9%	91.4%

Gross profit	7.5%	10.1%	8.6%
Selling, general and administrative expenses	5.7%	5.8%	5.7%
Restructuring charges (recoveries)	—	(0.5)%	0.1%
Gain on sale of assets	—	(0.5)%	—
Loss on extinguishment of debt	—	—	0.1%
Other expenses	—	0.3%	—

Operating earnings	1.8%	5.0%	2.7%
Interest expense	1.9%	2.1%	2.2%

Earnings (loss) from continuing operations before income taxes	(0.1)%	2.9%	0.5%
Income tax recovery
Current	—	(0.8)%	(0.5)%
Deferred	(0.2)%	—	—

	(0.2)%	(0.8)%	(0.5)%

Net earnings from continuing operations	0.1%	3.7%	1.0%

Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenue

Revenue decreased $6.4 million, or 2.4%, from $262.8 million for the year ended December 31, 2006 to $256.4 million for the year ended December 31, 2007. The decrease in revenue is largely due to the expected reduction in revenue from EMC Corporation (“EMC²”) as one of their products moved to end of life, a slowing in end markets of some customers with demand linked to the construction and semiconductor businesses and typical product life cycle patterns with other long standing customers. These declines were almost entirely offset by growth in revenue from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), Ingenico S.A. (“Ingenico”) and $12 million in revenue from some of our newer customers. The growth in Harris and Ingenico revenues is primarily the result of success in their respective end markets, in addition to the impact of the ramping up of Harris in 2006, a new customer added in the later part of 2005.

During 2007, revenue from the industrial sector represented 68.1% of revenue compared to 64.1% of revenue in 2006. The increase in the percentage of revenue generated from the industrial sector in 2007 compared to 2006 is due to the growth in revenue from Harris and Ingenico. The percentage of sales attributable to the networking and enterprise computing sector was 16.8% during 2007 compared to 16.9% during 2006 resulting from the expected decline in revenue from EMC² and another customer with typical product life cycle oscillations, offset by the increase in revenue from other enterprise computing and networking sector customers during 2007. The percentage of sales attributable to the communications sector decreased to 15.1% during 2007 from 18.9% during 2006 due to various reductions including end market economic slow downs experienced by a customer.

During 2007, we recorded approximately $3.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $7.7 million in 2006. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 81.2% of revenue during 2007, compared to 83.6% in 2006. Revenue from our three largest customers during 2007 was $48.8 million from Ingenico, $39.1 million from Harris and $36.4 million from MEI, Inc. (“MEI”), representing 19.0%, 15.2% and 14.2%, respectively, of total revenue for 2007. This compares with revenue of $43.4 million from Ingenico, $35.9 million from MEI and $29.4 million from Harris, representing 16.5%, 13.7% and 11.2%, respectively, of total revenue for 2006. No other customers represented more than 10% of revenue in either year.

During 2007, 42.5% of our revenue was attributable to our operations in Mexico, 33.9% in the US and 23.6% in Canada. During 2006, 41.6% of our revenue was attributable to our operations in Mexico, 39.1% in the US and 19.3% in Canada. The increase in Canada was the result of increased revenue from Harris, and the reduction in the US was the result of slowdowns in the construction and semi-conductor industries and EMC2’s reduced demand.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for a decline in revenue to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit decreased from $26.4 million, or 10.1% of revenue, for 2006 to $22.1 million, or 8.6% of revenue, for 2007. This decrease in gross profit is largely due to decreased sales and higher labor costs, largely the result of the weakening of the US dollar.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million during 2007 to $14.6 million from $15.2 million in 2006, and declined as a percentage of revenue to 5.7% for 2007 from 5.8% of revenue for 2006. The decrease in selling, general and administrative expenses largely reflects reductions in variable performance based compensation costs which offset the higher cost of labor due to the strengthening of the Canadian dollar.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During 2007, the Company put into place further changes related primarily to manufacturing operations in Mexico (the “2007 Plan”). Termination payments of $0.2 million were recorded as restructuring charges under the 2007 Plan and were paid during the year. There were no further amounts accrued under the 2007 Plan.

During 2006, we restructured our management to control operating costs (the “2006 Plan”). The net recovery for 2006 included a recovery of $1.8 million related to the reduction of a liability recorded as part of the 2002 Plan, and severance charges of $0.4 million related to the 2006 Plan. In addition, we recorded a gain on the sale of an asset previously written down of $1.2 million.

We expect the majority of the remaining restructuring accrual related to our 2006 Plan to be paid by the end of 2008 by drawing on our credit facilities.

Loss on extinguishment of debt

Upon the early repayment of the Company’s senior term and subordinated debt during the third quarter of 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs.

Interest Expense

Interest expense increased from $5.4 million in 2006, by $0.2 million to $5.6 million for 2007. Included in interest expense is amortization of deferred financing fees of $1.3 million in 2007, which increased by $0.2 million from 2006 as a result of the amortization of additional financing fees incurred upon debt restructuring in 2006 and 2007. Interest expense was offset by a reduction in interest expense of $0.3 million and $0.2 million respectively for amortization of the value of the cancelled warrants. Interest expense in 2006 also included $0.3 million in interest income related to a $2.7 million tax refund received in 2006.

Interest expense directly related to debt, excluding the amortization of deferred financing fees and the reduction in interest expense relating to the amortization of the value of cancelled warrants, decreased by $0.1 million, from $4.6 million for 2006, to $4.5 million for 2007 due to higher average debt balances outstanding during 2006, and higher interest rates in 2006 as compared to 2007 due to the general decrease in applicable interest rates. The weighted average interest rates with respect to the debt were 10.1% and 9.9%, for the years ended December 31, 2006 and December 31, 2007 respectively.

Income Tax Expense

The net tax recovery for 2007 of $1.3 million includes a current tax recovery of $1.4 million and a charge to deferred taxes of $0.1 million. The current tax recovery in 2007 was primarily the result of the release of previously recorded income tax reserves. The net tax recovery of $2.0 million for 2006 includes a current tax recovery of $2.2 million from the release of previously recorded income tax reserves and the receipt of a previously unrecorded tax refund offset by current year alternative minimum tax expense.

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement no. 109, Accounting for Income Taxes (“FIN 48”). The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

At December 31, 2007, the Company had total net operating loss carry-forwards of approximately $84.9 million, of which $2.5 million will expire in 2010, $1.3 million will expire in 2012, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $40.8 million will expire in 2021, and the remainder will expire between 2022 and 2027.

During 2007, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change, nor has there been an ownership since that time and as such the use of the NOL carry-forwards has not been limited.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenue

Revenue increased by $34.0 million, or 14.9%, from $228.8 million for the year ended December 31, 2005 to $262.8 million for the year ended December 31, 2006. The increase in revenue is largely due to the growth in revenue from Harris, MEI and a longstanding industrial customer, and supported by growth in the majority of the Company’s other larger accounts during 2006 compared to 2005, partially offset by the decline in revenue from EMC² and International Business Machines Corporation (“IBM”) as certain products approach end of life. Harris became a new customer in the second half of 2005 and consequently its production requirements increased during 2006 in addition to their own end market growth. The growth in MEI and our other industrial customer represents both an increase in their end market business and an increased share of their business for SMTC.

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

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 83.6% of revenue during 2006, compared to 82.2% in 2005. Revenue from our three largest customers during 2006 was $43.4 million from Ingenico, $35.9 million from MEI and $29.4 million from Harris, representing 16.5%, 13.7% and 11.2%, respectively, of total revenue for 2006. This compares with revenue of $48.8 million from EMC², $40.6 million from Ingenico and $24.5 million from MEI, representing 21.3%, 17.7% and 10.7%, respectively, of total revenue for 2005. No other customers represented more than 10% of revenue in either year.

During 2006, 41.6% of our revenue was attributable to our operations in Mexico, 39.1% in the US and 19.3% in Canada. During 2005, 43.9% of our revenue was attributable to our operations in Mexico, 42.2% in the US and 13.9% in Canada. The increase in Canada was the result of increased revenue from Harris. Harris was a new customer introduced in 2005. The decrease in production in the US was the result of the decreased revenue from EMC², largely offset by revenue from a key customer in the semi-conductor test equipment market. Revenue increased in Mexico mainly due to increases in MEI and other customers, however as a percentage of the total it has somewhat declined.

Gross Profit

Gross profit increased from $17.2 million, or 7.5% of revenue, for 2005 to $26.4 million, or 10.1% of revenue, for 2006. This increase in gross profit is largely due to increased sales and a change in the customer mix from 2005. Included in gross profit for 2005 is a net recovery of restructuring and other charges of $1.2 million which were recorded in 2004. There were no such recoveries included in the gross profit for 2006.

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

Restructuring and Other Charges

During 2001 and 2002, we announced restructuring programs aimed at reducing our cost structure and plant capacity under the 2001 Plan and the 2002 Plan, respectively, and recorded restructuring and other charges consisting of a write-down of goodwill and other intangible assets, the costs of exiting equipment and facility leases, severance costs, asset impairment charges, inventory exposures and other facility exit costs.

During 2004, we announced further changes to our manufacturing operations as we executed the Company’s 2004 Plan. During 2004 and 2005, we recorded various adjustments to the 2001 Plan and the 2002 Plan and additional charges related to the 2004 Plan.

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

During 2006, we restructured our management to control operating costs under the 2006 Plan. During 2006, we had a net recovery related to restructuring of $2.6 million, or 1.0% of revenue when compared to a net expense of $0.1 million, for 2005. The net recovery for 2006 included a recovery of $1.8 million related to the reduction of a liability recorded as part of the 2002 Plan, a gain on the sale of an asset previously written down of $1.2 million and recorded severance charges of $0.4 million related to the 2006 Plan.

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

During 2006, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss (“NOL”) carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry-forwards has not been limited.

Retained Earnings

In December 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which clarified the way that a company should evaluate identified unadjusted errors for materiality. SAB 108 required that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach we used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination.

Using the rollover approach resulted in an accumulation of misstatements to our balance sheets that were deemed immaterial to our financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the respective accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our retained earnings in 2006. We recorded a cumulative adjustment to increase our deficit for the adoption of SAB 108 by $0.7 million. Included in this cumulative adjustment is a $0.5 million decrease in property, plant and equipment relating to amortization of leasehold improvements in the years 2000 to 2005. The remaining amount includes increases in accrued liabilities and inventory of $0.3 million and $0.1 million, respectively, and decreases in accounts receivable, long-term debt, other assets and capital stock of $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively.

Discontinued Operations

In the third quarter of 2006, income from discontinued operations included additional proceeds from the liquidation of the Cork, Ireland facility in the amount of $0.9 million.

Related Party Transactions

Private equity funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired approximately 50% of the capital stock of MEI during the second quarter of 2006. Blair Hendrix, a director of the Company until May 2007, is also an Operating Partner of Bain Capital, and Bain Capital may be deemed to control MEI. All transactions between the Company and MEI in 2006 and 2007 were in the normal course of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the Wachovia Monroe Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. We anticipate our principal uses of cash in the future will remain unchanged.

The following table outlines the summary level cash flow changes for the years ended December 31:

	December 31, 2005	December 31, 2006	December 31, 2007
Cash provided by (used in):
Operating activities	$9.5	$(9.5)	$24.7
Financing activities	(8.0)	10.5	(22.6)
Investing activities	(1.5)	(1.0)	(1.9)

(Decrease) Increase in cash and cash equivalents	—	—	0.2

Cash and cash equivalents, beginning of year	—	—	—

Cash, end of the year	$—	$—	$0.2

2007 Liquidity:

Net cash generated by operating activities for 2007 was $24.7 million. The source of cash was the result of decreased working capital requirements of $15.2 million, an increase in cash related to non-cash depreciation of $5.0 million and net earnings of $2.7 million. The net source of working capital of $15.2 million consisted of a decrease in accounts receivable, inventories and prepaid expenses of $6.5 million, $12.0 million, and $0.3 million, respectively, offset by a decrease in accounts payable and accrued liabilities of $2.2 million and income taxes payable of $1.4 million. Accounts receivable days sales outstanding were 53 days for the fourth quarter of 2007 compared to 55 days for the same period in 2006 reflecting improved collection experience. Inventory turnover on an annualized basis was 7.8 times for 2007 and 6.1 times for 2006. Inventory was reduced $12 million in the year as a result of an investment in new supply chain leadership and staff, improved processes and systems, and increased focus throughout the Company. Accounts payable days outstanding were 56 days for the fourth quarter of 2007 compared to 57 days for the same period in 2006. During both 2007 and 2006, the Company paid $0.5 million in connection with restructuring charges.

Net cash used in financing activities during 2007 was $22.6 million, consisting of borrowings of $21.5 million under new term debt, net repayment of debt and credit facilities of $42.1 million, repayment of capital leases of $0.7 million and $1.4 million in financing fees incurred in refinancing the Company’s credit facilities. Under the Wachovia Monroe Facilities entered into during 2007, the Company has secured a revolving credit facility of up to $40.0 million and $21.5 million in term loans. The revolving portion of the Wachovia Monroe Facilities has a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used in investing activities for 2007 of $1.9 million consisted of purchases of capital assets.

2006 Liquidity:

Net cash used in operating activities for 2006 was $9.5 million. The use of cash was the result of increased working capital requirements of $24.8 million and an increase in cash related to non-cash depreciation and other charges of $4.8 million and net earnings of $10.5 million which included a gain on disposition of property, plant and equipment of $1.2 million. The net use of working capital of $24.8 million consisted of an increase in accounts receivable and inventories of $18.4 million and $9.6 million, respectively, offset by an increase in accounts payable and accrued liabilities of $2.0 million, income taxes recoverable of $0.8 million and prepaid expenses of $0.4 million. Accounts receivable days sales outstanding were 55 days for the fourth quarter of 2006 compared to 39 days for the same period in 2005 reflecting extended terms with certain customers. Inventory turnover on an annualized basis was at 6.1 times for 2006 and 6 times for 2005. Accounts payable days outstanding were 57 days for the fourth quarter of 2006 compared to 53 days for the same period in 2005 reflecting improved terms negotiated with certain of our suppliers. During 2005, the Company paid $1.9 million in connection with restructuring charges when compared with $0.5 million in 2006.

Net cash generated in financing activities during 2006 of $10.5 million consists of the net borrowing under our credit facilities of $11.9 million and the repayment of capital leases of $1.7 million and other items of $0.3 million. During 2006, we amended our 2004, 3-year $40 million revolving credit facility and a $1.4 million term loan facility with Wachovia increasing the maximum indebtedness to $45 million and amended the terms to provide greater flexibility to address our working capital requirements. At December 31, 2006, we had $21.9 million of indebtedness outstanding under the Wachovia Facilities. The Wachovia Facilities have a borrowing base formula that bases our ability to borrow on the amount and characteristics of our accounts receivable and inventory.

Net cash used in investing activities for 2006 of $1.0 million consisted of purchase of capital assets of $2.2 million, offset by proceeds from the sale of land of $1.2 million.

Capital Resources

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC, in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40.0 million revolving credit facility and a $21.5 million term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The new facilities are expected to decrease interest costs to the Company by approximately 200 basis points as compared to our previous facilities.

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

During 2007, equipment of $0.6 million was acquired via capital lease.

As at December 31, 2007, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2008	2009	2010	2011	2012	Thereafter	Total
Senior debt revolving	$3.1	$3.1	$3.1	$3.1	$8.3	$—	$20.7
Capital lease obligations	0.7	0.6	0.4	0.3	—	—	2.0
Operating lease obligations	1.9	1.6	1.6	1.6	1.7	2.1	10.5

Total	$5.7	$5.3	$5.1	$5.0	$10.0	$2.1	$33.2

In the normal course of business, we may be subject to litigation and claims from customers, suppliers and former employees. We believe that adequate provisions have been recorded in the accounts, where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have an adverse effect on our financial position, results of operations or cash flows.

The Company is in compliance with the financial covenants included in its lending agreements at December 31, 2007. Continued compliance with the financial covenants through the next twelve months is dependent on the Company achieving certain forecasts. The Company believes the forecasts are based on reasonable assumptions and are achievable; however, the forecasts are dependent on a number of factors, some of which are outside the control of the Company. These include but are not limited to, general economic conditions and specifically the strength of the electronics industry and the related demand for products and services by the Company's customers. In the event of non-compliance, the Company's lenders have the ability to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

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

Inventory Valuation

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. We write down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell inventory to customers or return to suppliers. If these assumptions change, additional write-downs may be required.

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

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“Statement 144”). Under Statement 144 assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds fair value less costs to sell.

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada and the United States is appropriate.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the year ended December 31, 2007 was 9.9%. At December 31, 2007, the interest rate on our revolving credit facility is 8.75% based on the U.S. prime rate and our term debt bore interest at 9.32% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $150,000. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 8:	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

This annual report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls and Procedures.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Principal Financial Officer.

Item 9B:	Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate governance

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and Compensation Discussion and Analysis in the proxy statement for use in connection with the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The Company maintains the Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan (the “1998 Plan”), which was approved by the Board of Directors and the stockholders of the Company as of September 30, 1999 and which amended and restated the plan as initially adopted by the Board of Directors and the stockholders of the Company as of July 30, 1999. The Company also maintains the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000. The Board of Directors and the stockholders of the Company approved an amendment to the 2000 Plan in April 2004 and May 2004, respectively and a second amendment to the 2000 Plan in March 2007 and May 2007, respectively (the “Amended 2000 Plan”).

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of December 31, 2007 and warrants granted to certain of our lenders during fiscal year 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:	1,373,554		$2.32	426,446	(1)(2)
Equity compensation plans not approved by shareholders:	1,116,695	(3)	$6.90	—
Total	2,490,249		$4.37	426,446

Notes:

(1)	Pursuant to the terms of the Amended 2000 Plan, the number of shares of Stock that may be issued under Awards granted under the Amended 2000 Plan (including Stock that may be issued on the exchange of

Exchangeable Shares issuable under Awards) shall not exceed (A) 1,800,000 plus (B) as of the first day of each fiscal year (commencing with the fiscal year beginning in 2008) of the Company during the life of the Plan, an additional number of shares determined by the Board but not to exceed 1% of the total number of shares of Stock actually outstanding on such date. Notwithstanding the preceding sentence, no more than 1,700,000 shares of Stock may be delivered in satisfaction of any ISOs awarded under the Amended 2000 Plan.

(2)	The number of Exchangeable Shares that may be issued under Awards granted under the Amended 2000 Plan shall not exceed 750,000.
(3)	Represents warrants to purchase common stock of the Company issued to certain of the Company’s lenders on June 1, 2004, as described more fully below.

Issuance of Warrants to Certain of the Company’s Lenders

In connection with the recapitalization undertaken by the Company in 2004, the Company entered into a debt and warrant exchange agreement with its Pre-existing Lenders on June 1, 2004. Under the terms of that agreement, the Company issued to its Pre-existing Lenders shares of common stock and 11,166,947 warrants (each warrant being exercisable for one-tenth of one share of the Company’s common stock) in exchange for $10 million of debt the Company owed to the Pre-existing Lenders. The exercise price at which shares of common stock are purchasable upon the exercise of warrants is $6.90 per share. The warrants are immediately exercisable and expire on March 4, 2009.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included under the captions “Director Independence” and “Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The information required by this Item concerning principal accountant fees and services is included in the Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 10-K

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended December 31,
	2005	2006	2007
Balance, beginning of year	(1,276)	(1,193)	(1,015)
Recovery (charge) to expense	—	(100)	(49)
Written off	83	278	(253)

Balance, end of year	(1,193)	(1,015)	(713)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

Exhibit #	Description
4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (12)

10.1.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.1.3) (17)

10.1.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.2.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (12)

10.2.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (17)

10.2.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.2.4	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (20)

10.2.5	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (20)

10.2.6	Third Amending Agreement dated as of June 12, 2006 by and among Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (22)

10.2.7	Third Amending Agreement dated as of June 12, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (22)

10.2.8	Letter Agreement effective as of August 2, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (23)

Exhibit #	Description
10.2.9	Letter Agreement effective as of August 2, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (23)

10.2.10	Fourth Amending Agreement dated as of September 20, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.2.11	Fourth Amending Agreement dated as of September 20, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (24)

10.3	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (11)

10.4	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (11)

10.5	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.6	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.8	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.9	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.10	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts. (19)

10.11	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.12	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (12)

10.13	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.14	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (12)

10.15	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (12)

10.16	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (12)

10.17	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.18	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (12)

10.19	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.20	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (12)

Exhibit #	Description
10.21	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.22	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.23	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (12)

10.24	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.25	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.26	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (13)*

10.27	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (14)

10.28	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (14)

10.29	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (15)

10.30	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (16)*

10.31	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (16)*

10.32	Summary of Board Compensation. (25)

10.33	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.34	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne. (25)*

10.35	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge. (25)*

10.36	Employment Summary Sheet dated as of December 14, 2005 for Don Simpson. (21) *

10.37	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.38	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.39	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (26)

10.40	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (26)

Exhibit #	Description
10.41	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (27)

10.42	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007. (26)

10.43	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007. (26)

10.44	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007. (26)

10.45	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007. (26)

10.46	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007. (26)

10.47	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007. (26)

10.48	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (26)

10.49	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.50	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007. (26)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007 filed on May 16, 2007 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell President and Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ STEPHEN ADAMSON Stephen Adamson	Director	March 31, 2008

/s/ WILLIAM BROCK William Brock	Director	March 31, 2008

Thomas Cowan	Director

/s/ WAYNE MCLEOD Wayne McLeod	Director	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Document
21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 31, 2008.

SMTC CORPORATION

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 28, 2008

SMTC CORPORATION

Consolidated Balance Sheets as of

(Expressed in thousands of U.S. dollars)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash	$—	$182
Accounts receivable—net (note 3)	45,160	38,658
Inventories (note 3)	42,851	30,879
Prepaid expenses	1,280	940

	89,291	70,659
Property, plant and equipment—net (note 3)	24,804	22,295
Deferred financing costs (note 3)	1,310	1,410
Deferred income taxes (note 9)	557	483

	$115,962	$94,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,730	$37,172
Accrued liabilities (note 3)	10,253	7,272
Income taxes payable	1,979	604
Current portion of long-term debt (note 4)	22,405	3,071
Current portion of capital lease obligations (note 4)	541	736

	71,908	48,855
Long-term debt (note 4)	18,632	17,913
Capital lease obligations (note 4)	1,531	1,244
Commitments and contingencies (note 13)

Shareholders’ equity:
Capital stock (note 5)	11,969	7,854
Warrants (note 5)	10,372	10,372
Loans receivable	(5)	(5)
Additional paid-in capital	244,501	248,888
Deficit	(242,946)	(240,274)

	23,891	26,835

	$115,962	$94,847

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income for the years ended

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	December 31, 2005	December 31, 2006	December 31, 2007
Revenue	$228,766	$262,782	$256,408
Cost of sales	211,619	236,351	234,316

Gross profit	17,147	26,431	22,092
Selling, general and administrative expenses	13,139	15,162	14,564
Restructuring charges (recoveries) (note 7)	99	(1,350)	242
Gain on sale of assets	(12)	(1,228)	(24)
Loss on extinguishment of debt (note 4)	—	—	371
Other expenses (note 8)	—	826	—

Operating earnings	3,921	13,021	6,939
Interest expense	4,589	5,395	5,584

Earnings (loss) from continuing operations before income taxes	(668)	7,626	1,355
Income tax (recovery) expense (note 9)
Current	(72)	(2,023)	(1,391)
Deferred	(484)	62	74

	(556)	(1,961)	(1,317)

Net earnings (loss) from continuing operations	(112)	9,587	2,672
Net earnings from discontinued operations (note 10)	—	874	—

Net earnings (loss), also being comprehensive income (loss)	$(112)	$10,461	$2,672

Basic earnings (loss) per share (note 11)
—continuing operations	$(0.01)	$0.65	$0.18
—discontinued operations	$—	$0.06	$—

Basic earnings (loss) per share	$(0.01)	$0.71	$0.18

Diluted earnings (loss) per share
—continuing operations	$(0.01)	$0.64	$0.18
—discontinued operations	$—	$0.06	$—

Diluted earnings (loss) per share	$(0.01)	$0.70	$0.18
Weighted average number of shares outstanding
Basic	14,641,333	14,646,333	14,646,333
Diluted	14,641,333	14,906,280	14,959,978

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity for the years ended

(Expressed in thousands of U.S. dollars)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2004	63,394	10,372	(5)	192,972	(252,599)	14,134
Conversion of shares from exchangeable to common stock	(46,408)	—	—	46,408	—	—
Net loss for the period	—	—	—	—	(112)	(112)

Balance, December 31, 2005	16,986	10,372	(5)	239,380	(252,711)	14,022
Adoption of SAB 108 (note 2)	(86)				(696)	(782)

Adjusted balance, January 1, 2006	16,900	10,372	(5)	239,380	(253,407)	13,240

Conversion of shares from exchangeable to common stock	(4,934)	—	—	4,934	—	—
Stock-based compensation	—	—	—	187	—	187
Exercise of options	3	—	—	—	—	3
Net income for the period	—	—	—	—	10,461	10,461

Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891

Conversion of shares from exchangeable to common stock	(4,115)	—	—	4,115	—	—
Stock-based compensation	—	—	—	272	—	272
Net income for the period	—	—	—	—	2,672	2,672

Balance, December 31, 2007	$7,854	$10,372	$(5)	$248,888	$(240,274)	$26,835

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows for the years ended

(Expressed in thousands of U.S. dollars)

	December 31, 2005	December 31, 2006	December 31, 2007
Cash provided by (used in):

Operations:
Net earnings (loss)	$(112)	$10,461	$2,672
Items not involving cash:
Depreciation	4,943	4,688	4,970
(Gain) loss on disposition of property, plant and equipment	68	(1,228)	(24)
Other	1,131	46	—
Deferred income taxes	(484)	62	74
Non-cash interest	1,753	1,949	1,593
Stock-based compensation (note 6)	—	187	(26)
Loss on extinguishment of debt	—	—	269
Discontinued operations	—	(874)	—
Change in non-cash operating working capital:
Accounts receivable	(2,963)	(18,373)	6,502
Inventories	(143)	(9,595)	11,972
Prepaid expenses	4	418	340
Income taxes recoverable/payable	(368)	776	(1,375)
Accounts payable	4,996	5,791	442
Accrued liabilities	660	(3,847)	(2,683)

	9,485	(9,539)	24,726

Financing:
Increase in long-term debt	—	16,639	21,500
Repayment of long-term debt	(6,115)	(4,732)	(42,106)
Principal payment of capital lease obligations	(1,897)	(1,686)	(653)
Net proceeds from issuance of shares	—	3	—
Proceeds from discontinued operations	—	874	—
Debt issuance and deferred financing costs	—	(606)	(1,409)

	(8,012)	10,492	(22,668)

Investment:
Purchase of property, plant and equipment	(2,485)	(2,181)	(1,914)
Proceeds from sale of property, plant and equipment	1,012	1,228	38

	(1,473)	(953)	(1,876)

Increase in cash and cash equivalents	—	—	182
Cash and cash equivalents, beginning of year	—	—	—

Cash, end of the year	$—	$—	$182

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada and Mexico. For the past seven years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Recently, SMTC and Alco have established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site will provide SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility is expected to provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through a new international sourcing and procurement office.

2.	Significant accounting policies

(i)	Basis of presentation

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“US GAAP”) and, except as outlined in note 14, are, in all material respects, in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). These consolidated financial statements are denominated in United States (“US”) dollars. Some comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

(ii)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51”, are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Company when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Company has no interests in VIEs in any of the years presented. Inter-company accounts and transactions are eliminated upon consolidation.

(iii)	Use of estimates

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(iv)	Revenue recognition

Revenue is derived primarily from the sale of electronics equipment that has been built to customer specifications. Revenue from the sale of products is recognized when goods are shipped to customers since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and collectability is reasonably assured. The Company has no significant obligations after product shipment other than its standard manufacturing warranty. The Company records a provision for future warranty costs based on management’s best estimate of probable claims under its product warranties. The provision is based on the terms of the warranty which vary by customer and product, and historical experience. The Company regularly evaluates this provision.

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

For arrangements where the customer agrees to purchase products but the Company retains possession until the customer requests shipment (“bill and hold arrangements”), revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

(v)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments. All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

The Company uses a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

(vi)	Allowance for doubtful accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on factors, including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

(vii)	Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

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

Commencing January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). The Company recognizes as current period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs. In addition, fixed production overheads are allocated to inventory based on normal capacity of production facilities. The adoption of SFAS 151 did not have a material impact on the consolidated financial statements.

(viii)	Property, Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	18 - 20 years
Machinery and equipment	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term or estimated useful life

Land is stated at cost.

(ix)	Deferred financing costs

Long-term debt financing related costs are deferred and amortized over the term of the related debt and the related amortization is included within interest expense. Deferred financing costs relating to term debt are amortized using the effective interest method while deferred financing costs relating to revolving credit facilities are amortized on a straight-line basis over the term of the facilities.

(x)	Income taxes

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

(xi)	Earnings (loss) per common share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated using the weighted average

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. The treasury stock method is used to compute the potential dilutive effect of stock options and warrants issued.

(xii)	Translation of foreign currencies

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

(xiii)	Financial Instruments

The Company accounts for derivative financial instruments in accordance with the applicable accounting standards. These standards require all derivative instruments to be recorded on the balance sheet at their respective fair values.

There were no derivative financial instruments outstanding at December 31, 2006 and 2007.

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

(xiv)	Stock-based compensation

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

The following table shows the effect on net income and earnings per share under the pro forma disclosure requirements of SFAS 123 (as reported) and under SFAS 123R if the respective standards were applied for the year ended December 31, 2005:

	As reported	SFAS 123R
Net loss—reported	$(112)	$(112)
Stock-based compensation expense	(235)	(197)

Net loss—pro forma	$(347)	$(309)

Basic loss per common share:
Reported	$(0.01)	$(0.01)
Pro forma	$(0.03)	$(0.02)

Diluted loss per common share:
Reported	$(0.01)	$(0.01)
Pro forma	$(0.03)	$(0.02)

(xv)	Impairment of long-lived assets

The Company tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. If the carrying value of the asset is not recoverable, the impairment loss is measured as the amount by which the carrying amount exceeds fair value. For assets classified as available for sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell.

(xvi)	Restructuring costs

The Company accounts for restructuring costs related to an exit or disposal activity when a liability is incurred and can be measured at fair value.

(xvii)	Asset retirement obligations

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the years ended December 31, 2006 and 2007.

(xviii)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in 2005, 2006 or 2007.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(xix)	Comprehensive income (loss):

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended December 31, 2007, comprehensive income (loss) was equal to net earnings (loss).

(xx)	Accounting Changes

(a)	SAB 108:

In December 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 clarifies the way that a company should evaluate identified unadjusted errors for materiality. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements—the “rollover” approach and the “iron curtain” approach.

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

Using the rollover approach resulted in an accumulation of misstatements to our balance sheets that were deemed immaterial to the consolidated financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. The Company elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the respective accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of our deficit in 2006. Accordingly, the Company recorded a cumulative adjustment to increase the opening deficit by $696 on the adoption of SAB 108. Included in this cumulative adjustment is a $556 decrease in property, plant and equipment relating to amortization of leasehold improvements in the years 2000 to 2005. The remaining amount includes increases in accrued liabilities and inventory of $251 and $88, respectively, and decreases in accounts receivable, long-term debt, other assets and capital stock of $112, $174, $125 and $86, respectively.

(b)	Accounting Changes and Error Corrections:

Also in January 2006, the Company adopted SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS 154”). SFAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. In addition, SFAS 154 requires that a change in depreciation method be accounted for as a change in estimate, not as a change in accounting principle as previously required by APB 20. However, a change in depreciation method must continue to be justified by its preferability and related disclosures must be provided. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(c)	Accounting for Uncertainty in Income Taxes:

Beginning January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was applicable to the Company beginning January 1, 2007.

FIN 48 requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that meet the more likely than not threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized when ultimately settled with the tax authorities. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See note 9 for additional disclosures related to income taxes.

On May 2, 2007, the FASB issued FSP FIN48-1, “Definition of Settlement in FASB Interpretation 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company applied the provision of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 has not had a material impact on the Company’s results of operations and financial condition.

(d)	Sales Taxes:

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 31, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis.

(xxi)	Recent accounting pronouncements

(a)	Fair Value Measurements:

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; however, the application of SFAS 157 may change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of SFAS 157.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(b)	Fair Value Option for Financial Assets and Financial Liabilities:

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 159.

(c)	Business Combinations:

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning January 1, 2009.

(d)	Noncontrolling Interests:

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently assessing the impact of the adoption.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of December 31 for the consolidated balance sheets and for each of the years ended December 31 for the consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Consolidated statements of operations and comprehensive income

Interest expense:

	2005	2006	2007
Long-term debt	$3,634	$5,433	$5,343
Obligations under capital leases	213	146	198
Other	742	(184)	43

Interest expense	$4,589	$5,395	$5,584

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Consolidated balance sheets

Accounts receivable—net:

	2006	2007
Accounts receivable	$46,175	$39,371
Allowance for doubtful accounts	(1,015)	(713)

Accounts receivable—net	$45,160	$38,658

Inventories:

	2006	2007
Raw materials	$28,622	$22,576
Work in process	10,212	5,459
Finished goods	3,290	2,151
Other	727	693

Inventories	$42,851	$30,879

Property, plant and equipment—net:

	2006	2007
Cost:
Land	$1,648	$1,648
Buildings	9,605	9,677
Machinery and equipment (a)	28,809	30,377
Office furniture and equipment	4,291	4,376
Computer hardware and software	8,460	9,015
Leasehold improvements	13,092	13,675

	65,905	68,768

Less accumulated depreciation:
Land	—	—
Buildings	(3,165)	(3,775)
Machinery and equipment (a)	(18,596)	(21,531)
Office furniture and equipment	(4,022)	(4,238)
Computer hardware and software	(8,197)	(8,407)
Leasehold improvements	(7,121)	(8,522)

	(41,101)	(46,473)

Property, plant and equipment—net	$24,804	$22,295

(a)	Included within machinery and equipment were assets under capital leases with costs of $5,814 and $6,375, and associated accumulated depreciation of $1,192 and $2,056, respectively as of December 31, 2006 and 2007. The related depreciation expense for the years ended December 31, 2005, 2006, and 2007 were $659, $593 and $864, respectively.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Deferred financing costs:

	2006	2007
Deferred financing costs	$3,901	$3,403
Accumulated amortization	(2,591)	(1,993)

	$1,310	$1,410

Accrued liabilities:

	2006	2007
Customer related	$2,016	$1,077
Interest and financing related	594	345
Payroll	4,110	2,605
Professional services	1,134	1,260
Restructuring	353	70
Vendor related	432	277
Miscellaneous taxes	234	210
Other	1,380	1,428

Accrued liabilities	$10,253	$7,272

Consolidated statements of cash flows

Interest and taxes paid:

	2005	2006	2007
Cash interest paid	$2,626	$3,196	$4,101
Cash taxes (received) paid—net	$685	$(2,799)	$61

Non-cash financing and investing activities:

	2005	2006	2007
Acquisition of equipment under capital lease	$—	$2,216	$561
Settlement of shareholder loan	$537	$—	$—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as of December 31:

	2006	2007
Senior debt:
Revolving	$7,135	$252
Term	11,658	20,732
Subordinated debt	21,893	—
Other	351	—

	41,037	20,984
Less: Current portion of long-term debt	(22,405)	(3,071)

Long-term debt	$18,632	$17,913

Senior debt:

Wachovia Facilities

Senior debt as at December 31, 2006 was provided by Wachovia Capital Finance of Canada (“Wachovia”), under an agreement originally entered into on June 1, 2004. The agreement consisted of a 3-year $40,000 revolving credit facility and a $1,400 term loan facility (collectively, the “Wachovia Facilities”). Availability under the Wachovia revolving credit facilities was subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company and required a lock-box arrangement where all customer remittances were swept daily to reduce the borrowings outstanding. The revolving credit facilities bore interest at a rate of 0.5% in excess of the Canadian prime rate for Canadian dollar (“CDN”)-denominated loans and 0.5% in excess of the U.S. prime rate for U.S. dollar-denominated loans. The initial term of the revolving credit facility was three years, with a one-year renewal period at the option of the lender, at which time, the facility would become annually renewable. The term loan bore interest at a rate of 1% in excess of the U.S. prime rate. The Wachovia Facilities were secured by the present and future assets of the Company, required the Company to be in compliance with a financial covenant based on achieving certain EBITDA (earnings before interest, taxes, depreciation and amortization) targets and contained subjective acceleration clauses which would have allowed Wachovia to forego additional advances should they determine certain conditions exist, including those involving a material adverse change of the Company’s business, assets, operations, prospects or financial condition. The security interest granted to Wachovia ranked senior to the security interest of the pre-existing lenders. Because there was an option under the Wachovia Facilities to use a springing lock-box arrangement and management’s assessment of the subjective acceleration clauses, the debt was classified as long term as at December 31, 2006.

In June 2006, the Company and Wachovia signed an amendment to the Wachovia Facilities which increased the amount of the term loans to $1,990, repayable over a period of 36 months.

In August 2006, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extended the term of the revolving credit facilities to October 15, 2007.

In September 2006, the Company and Wachovia signed a fourth amending agreement to the Wachovia Facilities which increased the maximum indebtedness from $40,000 to $45,000 and amended the terms to provide greater flexibility to manage working capital requirements. As part of the debt amendment, a Term

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Loan B was made available to the Company in an amount equal to $10,000. This portion of the facilities bore a variable interest rate based on LIBOR plus 5% per annum up to a maximum of 7% depending on senior leverage ratio. The Term Loan B had a quarterly repayment term of $250 maturing on October 15, 2007 and was secured by Mexican based assets.

In March 2007, the Company and Wachovia signed a further amendment to the Wachovia Facilities which extended the term of the senior debt to April 15, 2008.

The Company incurred costs of $1,400 related to the completion of the Wachovia Facilities. These costs were recorded as a non-current deferred charge and were being amortized as additional interest expense over the term of the credit facility.

Wachovia Monroe Facilities

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements, expiring August 4, 2012 with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provide for a $40,000 revolving credit facility and a $21,500 term loan. The proceeds of the loans were used to repay existing debt and will provide for future working capital needs. The availability under the revolving credit facilities are subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bear interest at the U.S. Prime rate. The term loan bears interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The Wachovia Monroe Facilities replace all previous credit facilities, including the senior revolving credit facilities and term debt provided by Wachovia, and subordinated term debt held by a syndicate of lenders.

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the remaining term of the revolving credit facilities. Furthermore, the lenders have not informed the Company that any such condition or event has occurred. Accordingly, the debt is classified as long-term as at December 31, 2007.

The portion of CDN denominated senior debt was $2,201 as of December 31, 2006. At December 31, 2007, there was a cash balance of $1,362 which is classified as an offset to debt balances as it must be used to reduce the outstanding revolving credit facilities. The Company recorded foreign exchange losses related to this CDN denominated debt of $265, $35 and $63 for the years ended December 31, 2005, 2006 and 2007, respectively.

The $21,500 term loan is repayable in quarterly equal installments of $768 with the remaining amounts outstanding due at maturity.

The Wachovia Monroe Facilities are jointly and severally guaranteed by and secured by the assets of the Company and the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company incurred costs of $1,409 related to the completion of the Wachovia Monroe Facilities in 2007. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

Financial covenants:

The Company is in compliance with the financial covenants included in the Wachovia Monroe Facilities at December 31, 2007. Continued compliance with the financial covenants for the next twelve

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

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

Subordinated debt:

Subordinated debt in the prior year arose from a June 1, 2004 transaction with the Company’s pre-existing lenders under which the Company satisfied a portion of its indebtedness outstanding under that respective credit agreement. The Company paid consideration with a fair value of $50,000, comprised of a cash payment of $40,000 and $10,000 of common stock of the Company and warrants in exchange for a reduction of debt with a par value of $50,000 and cancellation of the warrants issued and to be issued to such lenders under the credit agreement.

The pre-existing lenders converted the remaining $27,500 of outstanding indebtedness into a Tranche A term loan in the amount of $15,000 and a Tranche B term loan in the amount of $12,500 under the amended credit agreement. The Tranche A term loan would have matured on December 31, 2007 and bore interest at the U.S. base rate plus 2.5%. The Tranche B term loan would have matured on December 31, 2008 and bore interest at a rate equal to 8% payment in kind (“PIK”) interest plus 4% cash interest, except for the period from January 1, 2005 to January 1, 2006, during which it bore interest at 8% PIK plus 4.25% cash interest, during the period the Tranche A term loan was outstanding and 6% PIK interest plus 6% cash interest thereafter. The Tranche B PIK interest was added to the outstanding principal balance during the term of the loan.

The Company accounted for the transactions with the pre-existing lenders as a modification of debt. The Company allocated the fair value of the $50,000 consideration to the outstanding debt and cancelled warrants using the relative fair value method, resulting in a reduction of debt outstanding of $48,600 and allocation of $1,400 to the cancelled warrants. The amount allocated to the cancelled warrants had been recorded as long-term debt and was being amortized as a reduction of interest expense over the term of the term loans.

The Company incurred costs in relation to completion of the term loan transactions with the pre-existing lenders of $1,800, and these costs and the remaining net book value of the previous deferred financing fees of $180 were recorded as a non-current deferred charge and were being amortized as additional interest expense over the term of the term loans.

Loss on extinguishment of debt:

Upon the early repayment of the Company’s previous senior term debt and subordinated debt during 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $269. The Company also paid $102 in early repayment fees and costs.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Obligations under capital leases

Minimum lease payments for capital leases consist of the following as of December 31:

	2006	2007
Total minimum lease payments	$2,475	$2,323
Less: Amount representing interest of 8.9% to 12.0%	(403)	(343)

Total capital lease obligations	2,072	1,980
Less: Current portion of capital leases	(541)	(736)

Long term capital lease obligations	$1,531	$1,244

Debt and capital lease principal repayments

At December 31, 2007, principal repayments due within each of the next five years on long-term debt and capital leases are as follows:

	Long-term debt	Capital leases
2008	$3,071	736
2009	3,071	610
2010	3,071	365
2011	3,071	269
2012	8,448

Total	$20,732	$1,980

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 31, 2006 and 2007 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of December 31:

	2005		2006		2007
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the year	6,659,552	$63,004	1,748,875	$16,547	1,226,956	$11,608
Shares issued pursuant to:
Conversion to common stock	(4,910,677)	(46,457)	(521,919)	(4,939)	(435,423)	(4,119)

Balance at end of the year	1,748,875	16,547	1,226,956	11,608	791,533	7,489

Common shares
Balance at beginning of the year	7,981,780	$390	12,892,457	$439	13,419,376	$361
Adoption of SAB 108	—	—	—	(86)	—	—
Shares issued pursuant to:
Conversion of exchangeable shares	4,910,677	49	521,919	5	435,423	4
Options exercised	—	—	5,000	3	—	—

Balance at end of the year	12,892,457	439	13,419,376	361	13,854,799	365

Special voting stock
Balance at beginning of the year	1	$—	1	$—	1	$—

Balance at end of the year	1	—	1	—	1	—

Total Common stock		$16,986		$11,969		$7,854

Warrants
Common share warrants
Balance at beginning of the year	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755

Balance at end of the year	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the year	16,675,000	7,617	16,675,000	7,617	16,675,000	7,617

Balance at end of the year	16,675,000	$7,617	16,675,000	$7,617	16,675,000	$7,617

Total Warrants		$10,372		$10,372		$10,372

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Capital transactions from January 1, 2005 to December 31, 2007:

Private placement of Special Warrants:

On March 3, 2004, the Company completed a private placement, fully underwritten by a syndicate of Canadian investment dealers, of 33,350,000 Special Warrants (each “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company. Each Special Warrant was issued at a price of CDN $1.20 per Special Warrant, resulting in aggregate proceeds of CDN $40,020. The proceeds, net of underwriters’ commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

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

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

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

Exchangeable shares:

During 2005, 2006 and 2007, exchangeable shares of 4,910,677, 521,919 and 435,423 with a par value of $49, $5 and $4, respectively, were exchanged for common stock with the difference recorded as additional paid-in capital.

Warrants

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

6.	Stock based compensation

Stock options

1998 SMTC Plan:

In July 1999, the Company replaced a previous option plan adopted in 1998 with an equivalent stock option plan (the “1998 SMTC Plan”), for which two classes of options were authorized to purchase

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

non-voting shares. In July 2000, pursuant to an initial public offering, the options outstanding under the previous option plan were converted to options to purchase common stock of the Company. The options generally vest over a four-year period and expire after 10 years from the original grant date of the 1998 SMTC Plan options.

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options granted before the fourth quarter of 2007 generally vest over a four-year period and expire 10 years from their respective date of grant, while options granted thereafter vest over a three-year period and expire 5 years from their respective date of grant. The Company generally issues new shares when options are exercised. A summary of stock option activity for the years ended December 31, 2005, 2006, and 2007 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2004	392,175	$8.19
Options granted under the 2000 Equity Incentive Plan	410,000	$1.17
Options forfeited	(105,336)	$9.72

Outstanding balance at December 31, 2005	696,839	$3.83
Options granted under the 2000 Equity Incentive Plan	290,000	$2.50
Options excercised	(5,000)	$1.17
Options forfeited	(39,715)	$10.83

Outstanding balance at December 31, 2006	942,124	$1.17
Options granted under the 2000 Equity Incentive Plan	440,000	$1.77
Options forfeited	(8,570)	$27.02

Outstanding balance at December 31, 2007	1,373,554	$2.32	$3,183	6.7

Exercisable balance at December 31, 2007	567,719	$3.00	$1,703	7.0

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

The estimated fair value of options is determined using the Black-Scholes option pricing model and is amortized over the vesting period on a straight line basis. The following weighted average assumptions were used in calculating the estimated fair value of options used to compute stock-based compensation expenses both as recorded in the financial statements and for pro forma purposes for the following periods:

	2005	2006	2007
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	103.0%	103.2%	95.4%
Risk-free interest rate	3.50%	4.68%	3.62%
Expected option life in years	4.0	4.0	3.1

Weighted-average stock option fair value per option granted	$1.17	$1.81	$1.77

During the years ended December 31, 2006 and 2007, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $187 and $272, respectively.

During 2005, 2006 and 2007 83,475, 170,976 and 194,165 options vested, respectively. At December 31, 2007, compensation expense of $646 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 2.2 years.

The following table presents information about stock options outstanding as of December 31, 2007:

Exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
1998 SMTC Plan
	6,354	$5.36	6,354	$5.36
2000 Equity Incentive Plan
	340,000	$1.17	175,000	$1.17
	200,000	$1.55	200,000	$1.55
	400,000	$1.64	0	$1.64
	290,000	$2.50	96,665	$2.50
	30,000	$2.75	24,375	$2.75
	40,000	$3.11	0	$3.11
	8,000	$3.75	8,000	$3.75
	35,000	$4.00	33,125	$4.00
	7,120	$15.00	7,120	$15.00
	7,120	$25.00	7,120	$25.00
	9,960	$40.00	9,960	$40.00

	1,367,200	$2.30	561,365	$3.00

Deferred Share Units

Deferred Share Units are granted to directors and certain officers of the Company as remuneration. During the years ended December 31, 2005, 2006 and 2007, 143,145, 49,475 and 180,259 deferred share units were granted, respectively.

At December 31, 2005, 2006 and 2007, 143,145, 192,620 and 345,545 deferred share units were outstanding, respectively.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

Deferred Share Unit compensation expense for the years ended December 31, 2005 and 2006 was $209 and $257, respectively. Deferred Share Unit compensation recovery for the year ended December 31, 2007 was $298.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

7.	Restructuring and other charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the”2006 Plan”). During the third quarter of 2007, the Company put into place further changes primarily to manufacturing operations in Mexico (the “2007 Plan”). The following table summarizes components of restructuring charges and recoveries for the years ended December 31:

	2005	2006	2007
Lease and other contract obligations	$14	$—	$—
Reversal of previously recorded lease and other contract obligations	(237)	(1,820)	—
Severance	685	470	242
Reversal of previously recorded severance	(456)	—	—
Other facility exit costs	93	—	—
Proceeds from assets previously written down	(12)	—	—
Proceeds from sale of land	—	(1,228)	—

Restructuring and other charges	87	(2,578)	242

Other adjustments included in selling, general and administrative expenses	(42)	—	—

Restructuring and other charges (recoveries)	$45	$(2,578)	$242

2005 charges (recoveries)

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring and other charges (Continued)

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

2006 charges (recoveries):

During 2006, the Company began restructuring at the management level to better manage operating costs by eliminating certain senior management roles and recorded severance charges of $470 relating to an employee in the United States and 2 employees in Canada. Also during 2006, the Company changed the estimate of future lease payments under the 2002 Plan as result of new circumstances and recorded an adjustment which reduced the accrual by $1,820 and recognized a gain on sale of assets previously written down of $1,228.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring and other charges (Continued)

2007 charges:

During 2007, the Company recorded net restructuring charges of $242 consisting of severance charges, primarily relating to manufacturing operations in Mexico.

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2005 and 2006, relating to the 2002 Plan:

	Inventory writedowns included in Cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Sale of assets (a)	Other facility exit costs	Total
2002 Plan
2002 charges	$6,536	$18,656	$2,844	$7,689	$—	$1,568	$37,293
Non-cash charges	(6,536)	—	—	(7,726)	—	—	(14,262)
2002 and 2003 cash payments	—	(8,113)	(4,703)	—	293	(630)	(13,153)
2003 Reversals	—	(4,123)	—	—	—	(701)	(4,824)
2003 Charges	—	326	2,418	37	(293)	96	2,584

Balance as at December 31, 2003	$—	$6,746	$559	$—	$—	$333	$7,638

Charges	—	—	400	—	—	—	400
Reversals	—	(256)	—	—	—	—	(256)
Payments	—	(4,100)	(103)			(300)	(4,503)

Balance as at December 31, 2004	$—	$2,390	$856	$—	$—	$33	$3,279

Charges	—	—	156	—	(12)	93	$237
Reversals	—	(237)	(456)	—	—	—	(693)
Receipts (payments)	—	(299)	(556)		12	(96)	(939)

Balance as at December 31, 2005	$—	$1,854	$—	$—	$—	$30	$1,884

Reversals	—	(1,820)	—	—	—	—	$(1,820)
Payments	—	(34)	—		—	(30)	(64)

Balance as at December 31, 2006	$—	$—	$—	$—	$—	$—	$—

(a)	The receipt from sale of assets relates to cash received from the proceeds on sale of a previously written down asset.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring and other charges (Continued)

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, as at December 31, 2005 and 2006, relating to the 2004 Plan:

	Leases and other contractual obligations	Severance	Total
2004 Plan
Charges	$—	$1,458	$1,458
Payments	—	(722)	(722)

Balance as at December 31, 2004	$—	$736	$736

Charges	14	529	543
Payments	(14)	(977)	(991)

Balance as at December 31, 2005	$—	$288	$288

Payments	—	(288)	(288)

Balance as at December 31, 2006	$—	$—	$—

The following table details original charges and the related amounts included in accrued liabilities as at December 31, 2006 and 2007, relating to the 2006 Plan:

Severance
2006 Plan
Charges	$470
Payments	(117)

Balance as at December 31, 2006	$353

Payments	(283)

Balance as at December 31, 2007	$70

The Company expects to pay out the remaining amounts under the 2006 Plan during 2008.

The following table details original charges and the related amounts included in accrued liabilities as at December 31, 2007, relating to the 2007 Plan:

Severance
2007 Plan
Charges	$242
Payments	(242)

Balance as at December 31, 2007	$—

8.	Other expenses

Beginning in 2005 and through the first three quarters of 2006, the Company incurred expenses in considering a strategic initiative. The Company decided not to complete the initiative, resulting in a charge to earnings of $826 in the third quarter of 2006.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

9.	Income taxes

The Company recorded the following income tax expense (recovery) for the years ended December 31:

	2005	2006	2007
Current:
Federal	$—	$(1,249)	$(1,466)
Foreign	(72)	(774)	75

	(72)	(2,023)	(1,391)
Deferred:
Federal	—	—	—
Foreign	(484)	62	74

	(484)	62	74

Income tax expense (recovery)	$(556)	$(1,961)	$(1,317)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the years ended December 31:

	2005	2006	2007
Federal tax (recovery)	$(233)	$2,669	$474
State income tax expense (recovery), net of federal tax benefit	(20)	229	69
Change in enacted rates	—	93	1,087
Income of international subsidiaries taxed at different rates	(42)	(601)	(649)
Change in valuation allowance	1,911	(4,154)	(451)
Release of tax exposures, net of alternative minimum taxes	—	—	(1,424)
Permanent and other differences	(2,172)	(197)	(423)

Income tax expense (recovery)	$(556)	$(1,961)	$(1,317)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the years ended December 31:

	2005	2006	2007
U.S.	$(200)	$5,166	$(128)
Non U.S.	(468)	2,460	1,483

	$(668)	$7,626	$1,355

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at December 31:

	2006	2007
Deferred income tax assets:
Net operating loss carryforwards	$31,773	$31,278
Capital loss carryforwards	—	2,613
AMT credit carryforwards	1,350	1,402
Property, plant and equipment and other assets	13,158	11,137
Reserves, allowances and accruals	2,195	1,521

	48,476	47,951
Valuation allowance	(47,919)	(47,468)

Net deferred income tax assets	$557	$483

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

9.	Income taxes (Continued)

At December 31, 2007, the Company had total net operating loss (“NOL”) carry forwards of $84,895, of which $2,458 will expire in 2010, $1,259 will expire in 2012, $10,278 will expire in 2014, $4,155 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $40,784 will expire in 2021, and the remainder will expire between 2022 and 2027.

The adoption of FIN 48 did not result in a change to the Company’s accumulated deficit at January 1, 2007. The Company had $1,828 of gross unrecognized tax benefits as of the time of the adoption of FIN 48 at January 1, 2007. At December 31, 2007 the Company had gross unrecognized tax benefits of $332, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months. During the year ended December 31, 2007, the Company released $1,538 of previously unrecognized tax benefits related to a refund of U.S. taxes as a result of the statute of limitations expiring. This release favorably impacted the Company’s effective tax rate in the period. The remainder of the change during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $137 and $109 accrued for interest and penalties as of December 31, 2007 and December 31, 2006, respectively. The increase is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions for the period.

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 1, 2007	$1,828

Increase related to prior year tax positions	138
Decrease related to prior year tax positions	(1,668)
Foreign exchange	34

Balance as at December 31, 2007	$332

Deferred income taxes have not been provided on $9,279 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrealized deferred tax liabilities related to these earnings is $3,712.

Whether or not the recapitalization transactions described in note 4 “Long-term debt and Capital leases” result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carry forwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry forwards has not been limited.

Taxes related to discontinued operations were offset by the recognition of tax loss carry forwards.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

9.	Income taxes (Continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a review undertaken in the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2007, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $483. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

10.	Discontinued operations

In connection with the Company’s 2002 restructuring plan described in further detail in Note 7, the Company decided to exit and dispose of the Cork, Ireland operations, and recorded a charge of $9,717 related to the closure of the facility. During the year ended December 31, 2006, additional proceeds from liquidation of $874 were received and recorded as net earnings from discontinued operations. The recovery in 2006 is anticipated to be the final recovery.

11.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

(Number of common shares)	2005 (a)	2006	2007
Basic weighted average shares outstanding	14,641,333	14,646,333	14,646,333
Dilutive stock options (b)	—	259,947	313,645

Diluted weighted average shares outstanding	14,641,333	14,906,280	14,959,978

(a)	As a result of the net loss from continuing operations for the year ended December 31, 2005, diluted earnings per share was calculated using the basic weighted average shares outstanding because to do otherwise would have been anti-dilutive.
(b)	Dilutive stock options were determined by using the treasury stock method. For the years ended December 31, 2006 and 2007, the average share prices used were $3.17 and $3.09 per share, respectively.

During 2005, 2006 and 2007, the calculations of diluted weighted average shares outstanding did not include 696,839, 682,177 and 1,009,202 options respectively, nor did they include 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

12.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries), gain on sale of assets, loss on extinguishment of debt, other expenses and discontinued operations. Discontinued operations relate to the Cork, Ireland facility, which was previously included in the results of the European segment (note 10). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the years ended December 31:

	2005	2006	2007
Revenues
US	$111,954	$102,875	$87,043
Canada	36,242	57,890	64,245
Mexico	100,103	117,680	113,813

Total	$248,299	$278,445	$265,101

Intersegment revenue
US	$(450)	$(145)	$(176)
Canada	(4,391)	(7,212)	(3,615)
Mexico	(14,692)	(8,306)	(4,902)

Total	$(19,533)	$(15,663)	$(8,693)

Net external revenue
US	$111,504	$102,730	$86,867
Canada	31,851	50,678	60,630
Mexico	85,411	109,374	108,911

Total	$228,766	$262,782	$256,408

EBITA
US	$5,758	$9,216	$4,951
Canada	(5,146)	(1,768)	(52)
Mexico	3,396	3,821	2,629

Total	$4,008	$11,269	$7,528

Interest	4,589	5,395	5,584
Restructuring charges (recoveries)	99	(1,350)	242
Gain on sale of assets	(12)	(1,228)	(24)
Loss on extinguishment of debt	—	—	371
Other expenses	—	826	—

Earnings (loss) from continuing operations before income taxes	$(668)	$7,626	$1,355

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

12.	Segmented information (Continued)

Capital expenditures:

The following table contains capital expenditures for the years ended December 31:

	2005	2006	2007
US	$54	$506	$259
Canada	117	1,466	1,077
Mexico	2,314	2,425	1,139

Total	$2,485	$4,397	$2,475

Assets:

	2006	2007
Long-lived assets (a)
US	$7,487	$5,891
Canada	1,883	2,770
Mexico	15,434	13,634

Total	$24,804	$22,295

Total assets
US	$33,373	$25,086
Canada	27,367	20,338
Mexico	55,222	49,423

Total	$115,962	$94,847

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination, for the years ended December 31:

	2005	2006	2007
US	$138,633	$188,338	$126,788
Canada	65,902	32,160	89,592
Europe	3,508	7,298	5,830
Asia	1,799	1,890	2,657
Mexico	18,924	33,096	31,541

Total	$228,766	$262,782	$256,408

Significant customers and concentration of credit risk

Sales of the Company’s products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company is subject to concentrations of credit risk in trade receivables. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

12.	Segmented information (Continued)

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

During 2006, three customers individually comprised 17%, 14% and 11% of total revenue across all geographic segments. At December 31, 2006, these customers represented 17%, 2% and 17% of the Company’s accounts receivable.

During 2007, three customers individually comprised 19%, 15% and 14% of total revenue across all geographic segments. At December 31, 2007 these customers represented 29%, 9% and 12% of the Company’s accounts receivable.

13.	Commitments and contingencies

Operating leases

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2008	$1,861
2009	1,571
2010	1,616
2011	1,605
2012	1,651
Thereafter	2,142

Total	$10,446

Operating lease expense for the years ended December 31, 2005, 2006 and 2007 was $1,878, $2,192 and $1,988, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term. The Company has posted a letter of credit in the amount of $450 in favour of a facility landlord.

Purchase Obligations

As at December 31, 2007, purchase obligations not recorded on the balance sheet consist of insurance instalments of $227 to be paid during calendar year 2008. There were no such obligations outstanding at December 31, 2006.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Commitments and contingencies (Continued)

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

In 2007, a lawsuit was commenced against SMTC Manufacturing Corporation of Texas, a subsidiary of the Company, and certain of its subsidiaries, in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. Management believes that the allegations in these claims are without merit and intends to defend against them vigorously. However, there can be no assurance that the outcome of the litigation will be favorable to the Company or will not have a material adverse impact on the Company’s financial position or liquidity.

14.	United States and Canadian accounting policy differences

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

The following table reconciles net earnings (loss) under US GAAP as reported in the accompanying consolidated statements to net earnings (loss) under Canadian GAAP, and calculates earnings (loss) per share under Canadian GAAP:

	2005	2006	2007
Net earnings (loss) from continuing operations:
Under U.S. GAAP	$(112)	$9,587	$2,672
Stock-based compensation expense (i)	(231)	—	—
Restatement (ii)	(291)	—	—

Under Canadian GAAP	$(634)	$9,587	$2,672

Net earnings (loss) from discontinued operations	$—	$874	$—
Earnings (loss) per share under Canadian GAAP
Basic earnings (loss) per common share:
—From continuing operations	$(0.07)	$0.73	$0.19
—From discontinued operations	$—	$0.07	$—

Diluted earnings (loss) per common share:
—From continuing operations	$(0.07)	$0.64	$0.18
—From discontinued operations	$—	$0.06	$—

Weighted average number of shares outstanding under Canadian GAAP (iii)
Basic	9,707,829	13,186,328	13,774,114
Diluted	9,707,829	15,025,047	14,959,978

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

14.	United States and Canadian accounting policy differences (Continued)

Comprehensive income for 2007 under Canadian GAAP was $2,672

Net earnings (loss) under Canadian GAAP are comprised of the following:

	2005	2006	2007
Operating earnings	$3,399	$13,021	$6,939
Interest expense	(4,589)	(5,395)	(5,584)

Earnings (loss) from continuing operations before income taxes	(1,190)	7,626	1,355

Income taxes recovery	556	1,961	1,317

Earnings (loss) from continuing operations	(634)	9,587	2,672

Earnings (loss) from discontinued operations	—	874	—

Net earnings (loss)	$(634)	$10,461	$2,672

The following table reconciles shareholders’ equity as reported in the accompanying consolidated financial statements under US GAAP to shareholders’ equity under Canadian GAAP:

	Restated (i)
	2005	2006	2007
Shareholders’ Equity
Under U.S. GAAP	$14,022	$23,891	$26,835
Restatement (ii)	(696)	—	—

Under Canadian GAAP	$13,326	$23,891	$26,835

The following accounting pronouncements differ in application under US GAAP and Canadian GAAP.

(i)	Stock-based compensation:

In November 2001, the CICA issued Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments” (“Section 3870”), which was revised in November 2003. Section 3870 establishes standards for the recognition, measurement, and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services and applies to transactions, including non-reciprocal transactions, in which an enterprise grants common shares, stock options or other equity instruments, or incurs liabilities based on the price of common shares or other equity instruments. Section 3870 outlines fair value based method of accounting required for stock-based transactions, effective January 1, 2002 and applied to awards granted on or after that date and was effective January 1, 2004.

In accordance with transitional rules, the Company has adopted this change in accounting policy on a retroactive basis for options granted during the period from January 1, 2002 to December 31, 2003 without restating prior periods. Consequently, the January 1, 2004 opening deficit was increased by $328 to reflect the cumulative impact of the adoption of CICA 3870 to December 31, 2003, with an offsetting credit to additional paid-in capital. As a result, there was no net effect on shareholders’ equity at December 31, 2003. Stock-based compensation expense related to stock option grants of $256 and $231 would have been recorded in the years ended December 31, 2004 and 2005, respectively, for Canadian GAAP purposes. In previous years, these amounts were reflected as a reconciling difference between U.S. GAAP and Canadian GAAP shareholders’ equity (a reduction of shareholders’ equity under Canadian GAAP of $487 in 2005 and 2006). In 2007, the Company determined that these amounts should not have been reported as reconciling items and have restated the reconciliation of shareholders’ equity and removed this reconciling item.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

14.	United States and Canadian accounting policy differences (Continued)

Under US GAAP for the years ended December 31 2004 and 2005, the Company was required to calculate and disclose pro forma information related to the fair value of stock-based compensation, but was not required to record a related stock-based compensation expense. The differences between pro forma disclosures in 2004 and 2005 and the expense recorded for Canadian GAAP purposes is a result of the Canadian GAAP expense representing grants from 2002 onwards. For US GAAP pro forma purposes all grants related to outstanding stock options were included in the fair value calculations.

Effective January 1, 2006, the Company adopted SFAS 123R which required the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the grant date fair value of those awards using a fair value based method prospectively for all outstanding awards. SFAS 123R also required the Company to estimate forfeitures for all outstanding stock options. As a result of the adoption of SFAS 123R, the expense recorded under both Canadian and US GAAP was $187 for the year ended December 31, 2006, and $272 for the year ended December 31, 2007.

(ii)	Restatement:

As disclosed in note 2, the Company recorded a cumulative adjustment to increase the opening deficit in 2006 related to the correction of misstatements arising in prior years on the adoption of SAB 108 under US GAAP. Under Canadian GAAP, the Company is required to reflect each correction as a restatement in the period to which it relates. The impact of the correction of the items disclosed in note 2 on the loss from continuing operations in 2005 is an increase of $291.

(iii)	Exchangeable shares:

Effective for periods ending on or after June 30, 2005, as a result of the Emerging Issues Committee Abstract No. 151, Exchangeable Securities Issued by Subsidiaries of Income Trusts (“EIC-151”), Canadian GAAP requires companies to present exchangeable securities as liabilities or minority interest rather than within equity.

Based on the characteristics of the Company’s exchangeable shares, the Company has classified them as non-controlling interest for Canadian GAAP purposes, in accordance with EIC-151. Consequently, the Company reduced the loss recorded in 2003 and the income recorded in 2004 by the share of income or loss attributable to the non-controlling interest for Canadian GAAP purposes. As of December 31, 2004, the balance of the non-controlling interest under Canadian GAAP had been reduced to nil as a result of the conversion of exchangeable shares to common stock and the allocation of the non-controlling interest share of losses and deficit in current and prior years. Under Canadian GAAP, if the non-controlling interest balance had not been reduced to nil, it would be presented between liabilities and shareholders’ equity on the balance sheet.

As the exchangeable shares are considered non-controlling interest for Canadian GAAP purposes, they are excluded from the basic earnings per share denominator. Diluted earnings per share are calculated as though the exchangeable shares had been converted at the beginning of each period presented.

(IV)	Debt Issuance Costs and Financial Instruments:

In 2005, the CICA issued Handbook Section 3855, Financial Instruments—Recognition and Measurement, Handbook Section 1530, Comprehensive Income, Handbook Section 3251, Equity, and Handbook Section 3865, Hedges. The Company has adopted these new standards for the Company’s financial statements under Canadian GAAP commencing January 1, 2007.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

14.	United States and Canadian accounting policy differences (Continued)

Under these standards, all of the Company’s financial assets are classified as loans and receivables, which, along with all financial liabilities, will be carried at amortized cost using the effective interest method. Upon adoption, the Company has determined that none of its financial assets will be classified as available for sale, held-for-trading or held-to-maturity and none of its financial liabilities will be classified as held-for-trading.

Effective January 1, 2007, under Canadian GAAP, the Company was required to reclassify financing fees relating to term debt to be a component of the carrying value of the related financial instruments. Under US GAAP, all financing fees are presented on the balance sheet as deferred financing costs. As financing costs relating to term debt are amortized using the effective interest method, and financing fees relating to revolving debt are amortized using a straight line basis under both US and Canadian GAAP, there are no differences in net earnings and retained earnings relating to this required reclassification.

Recent Canadian Accounting Pronouncements

(i)	Accounting Changes:

In 2006, the CICA issued Handbook Section 1506, Accounting Changes (“CICA 1506”). CICA 1506 prescribes the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and correction of errors. This new standard, which is consistent with US GAAP, had no material impact on the Company’s consolidated financial statements.

(ii)	Financial Instruments:

In 2006, the CICA issued Handbook Section 3862, Financial Instruments—Disclosures, and Handbook Section 3863, Financial Instruments—Presentation. These new standards are effective for the Company beginning January 1, 2008. The Company’s 2008 financial statements will include the required disclosures in the reconciliation to Canadian GAAP.

(iii)	Capital Disclosures:

In 2006, the CICA issued Handbook Section 1535, Capital Disclosures (“CICA 1535”). CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity’s objectives, policies and processes for managing capital including disclosures of any externally imposed capital requirements and the consequences for non-compliance. The new standard is effective for the Company beginning January 1, 2008. The Company’s 2008 financial statements will include the required disclosures in the reconciliation to Canadian GAAP.

(iv)	Inventories:

In 2007, the CICA issued Handbook Section 3031, Inventories (“CICA 3031”). This standard replaces Handbook Section 3030, Inventories. CICA 3031 prescribes the basis for measuring inventory, together with certain minimum disclosure requirements. This new standard is required to be adopted by the Company on January 1, 2008. The Company is currently assessing the impact of adopting this standard under Canadian GAAP.

(v)	Goodwill and intangible assets:

In 2008, the CICA issued Handbook Section 3064 (“CICA 3064”), “Goodwill and Intangible Assets”. CICA 3064, which replaces Section 3062, “Goodwill and Intangible Assets”, and Section 3450, “Research and Development Costs”, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. This new standard is effective for the Company’s interim and annual consolidated financial statements commencing January 1, 2009. The Company is currently assessing the impact of adopting this standard under Canadian GAAP.