Form 10-K/A
period 2007-12-31
SMTC CORP
filed 2008-04-29
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

SMTC Corporation

Amendment No. 1 to

2007 Annual Report on Form 10-K/A

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13.	Certain Relationships and Related Transactions, and Director Independence	16

Item 14.	Principal Accountant Fees and Services	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of SMTC Corporation (“SMTC”, the “Company”, “we” or “us”) for the fiscal year ended December 31, 2007 as filed with the SEC on March 28, 2008 (the “2007 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2007 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2007 Annual Report, other than the filing of new Exhibits 31.1, 31.2, 32.1, and 32.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 28, 2008, the filing date of the 2007 Annual Report.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers, their ages as of March 31, 2008, the positions currently held by each person and their place of residence.

Name and Place of Residence	Age	Office
John Caldwell Toronto, Ontario	58	President and Chief Executive Officer and Director (1)(2)

Jane Todd Aurora, Ontario	45	Senior Vice President, Finance, and Chief Financial Officer (2)

Steven Hoffrogge Aurora, Ontario	42	Senior Vice President, Business Development

Don G. Simpson Newmarket, Ontario	45	Senior Vice President, Manufacturing and Engineering

Wayne McLeod Toronto, Ontario	68	Director and Chair of the Board (3)(4)(5)

William Brock Toronto, Ontario	71	Director (1)(3)(4)(5)

Thomas Cowan Stamford, Connecticut	58	Director (3)(5)

(1)	Also a member of the board of directors of SMTC Canada.
(2)	Also an officer of SMTC Canada.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Management Development Committee.
(5)	Member of the Audit Committee.

John Caldwell has served as a director since March 2003, as the President and Chief Executive Officer of the Company since October 2003 and was Chair of the Board from March 2004 to August 2005. Previously, he was an independent consultant and corporate director, and from October 2002 to September 2003, he held positions in the Mosaic Group Inc. (a marketing services provider) as Chair of the Restructuring Committee of the Board; in Geac Computer Corporation Limited (a computer software company) as a consultant from December 2001 to October 2002 and as President and Chief Executive Officer from October 2000 to December 2001; and in CAE Inc. (a flight simulation and training services company) from January 1988 to October 1999, including President and Chief Executive Officer from June 1993 to October 1999 and Chief Financial Officer from 1988 to 1992. Mr. Caldwell also serves on the boards of directors of Advanced Micro Devices Inc., Faro Technologies, Rothmans Inc., and IAMGOLD Corporation.

Jane Todd joined the Company in July 2004 as Senior Vice President, Finance, and Chief Financial Officer. Ms. Todd brings leadership experience from both a technology and manufacturing background. Prior to joining SMTC, Ms. Todd served as the Chief Financial Officer of each of the following companies: a spin-off of General Electric, Dell Canada, Beamscope and Azerty Inc., a U.S. subsidiary of Abitibi-Consolidated. Ms. Todd is a Chartered Accountant and holds a Masters of Business Administration.

Steven Hoffrogge joined the Company in 2000 as part of the Company’s acquisition of Pensar Corporation and serves as our Senior Vice President, Business Development. Previous positions at the Company include Vice President, Business Programs Management and Senior Director, IBM Global Accounts. Prior to joining SMTC, Mr. Hoffrogge was employed at Pensar Corporation, a regional EMS provider, from 1993 to 2000 where he progressed through various positions to Director of Sales.

Don G. Simpson joined the Company in 1998 and currently serves as our Senior Vice President, Manufacturing and Engineering. His previous positions with the Company include Vice President of Engineering Quality and New Customer Introduction and General Manager of Markham; Vice President of Engineering and Quality; Director of Engineering; Engineering Manager (San Jose); and Corporate Engineering Manager. Prior to joining the Company he worked for nine years with Aironet Wireless Communications developing wireless products.

Wayne McLeod has served as a director since February 2005 and Chair of our Board since August 2005. Mr. McLeod served as President, Chief Executive Officer and Chairman of CCL Industries during his term there from 1980-1999. He is currently a member of the boards of directors of Morguard Corp., Turbo Power Systems Inc., New Flyer Industries Inc., and Richards Packaging Inc., all listed on the Toronto Stock Exchange. He also serves on the Board of the Institute of Corporate Directors.

William Brock has served as a director since October 2001. Mr. Brock retired from The Toronto-Dominion Bank in January 2000 as Deputy Chairman and Director, after a career of 37 years. From March 2000 to February 2001, he was President and CEO of Dover Industries, a Toronto Stock Exchange listed company, which manufactures ice cream cones, flour, and assorted disposable fast food paper products. Presently, he is also a director of Crombie Properties Limited, REIT and a director of Empire Company Limited, a public holding company.

Thomas Cowan has served as a director since March 2003. Mr. Cowan is currently CEO of Vecker Corporation. From January 2005 to December 2005 Mr. Cowan was Executive in Residence at RockRidge Capital Partners. From December 2001 to December 2004, Mr. Cowan was Chairman, President and CEO of OutlookSoft Corporation. From March 2000 to December 2001, Mr. Cowan served as Chairman and President of Vcommerce Corporation. Previously he served for over 20 years in various financial and general management positions at IBM Corporation.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During 2007, the Board held five (5) meetings. The Board has three standing committees: the Nominating and Governance Committee, the Audit Committee and the Compensation and Management Development Committee.

The Audit Committee

The Audit Committee, which met four (4) times in 2007, consists of William Brock, Thomas Cowan and Wayne McLeod. The Board has determined that Mr. Brock and Mr. McLeod are “audit committee financial experts” as defined by the Securities and Exchange Commission.

The Audit Committee (i) appoints, oversees and replaces, if necessary, the Company’s independent auditor, (ii) assists the Board of Director’s oversight and review of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s independent auditor and (iii) prepares the Audit Committee Report included in this Amendment No. 1 to the Company’s annual report.

The Board adopted and approved a revised written charter for the Audit Committee in April 2004, and the Audit Committee evaluates its sufficiency on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and any persons who directly or indirectly hold more than 10% of the Company’s Common Stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) on Forms 3, 4 and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than 10% beneficial owners, the Company believes that during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its Reporting Persons were met in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is available on our website at www.smtc.com.

Stockholder Nomination

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors.

Item 11:	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Approach to Executive Compensation

Our compensation programs are designed to align management with our short and long term organizational goals and to align the interests of management with the interests of our shareholders. We believe we have a consistent and transparent approach for decision making with respect to compensation, utilizing among other things market information, geographic and industry specific data and individual skills, experience and performance as major guiding factors in our decisions.

Our overall philosophy is to achieve the objectives of our compensation program by positioning aggregate compensation at a level that is commensurate with the Company’s size, complexity and financial performance, as well as with each individual’s prior experience and current performance on the job. We also consider competitive market data specific to each of our locations. The objectives of our compensation programs are to:

•	attract, motivate and retain the best available executive talent

•	provide our executives with both cash and equity incentives

•	provide a vehicle for long term wealth creation for our executives based primarily on stock appreciation

This document describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers during the last completed fiscal year. This document focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

The Compensation and Management Development Committee

The Compensation and Management Development Committee, or the “Compensation Committee,” oversees the Company’s compensation programs and reviews and approves the annual compensation designed for the Chief Executive Officer and the executive officers named in the Summary Compensation Table included on page 7 of this Amendment No. 1 to the Company’s annual report.

The Compensation Committee is currently composed of two directors although through 2007 a former director was also a member: William Brock and Wayne McLeod. The Compensation Committee is responsible for providing oversight and review of the Company’s compensation and benefit plans, reviewing the Chief Executive Officer’s compensation and his recommendations on compensation of all officers, adopting and changing major compensation policies and practices, reporting its recommendations to the Board of Directors for approval and authorization and administering the Company’s equity incentive plans. The Compensation Committee has the authority to select directors and officers to receive awards under the 2000 Plan. No member of this committee was an officer or employee of the Company during fiscal 2007 and all members are “independent directors” as defined in Rule 4200 of the NASD’s listing standards and as required by Rule 4350(c)(3) of the NASD’s listing standards.

Elements of Compensation

Total compensation is comprised of base salary, a short term annual incentive plan, benefits and perquisites, long-term equity compensation and termination benefits.

Base Annual Salary

We pay a base salary, which we believe is fair and competitive, to attract talented executives in each location and provide a secure base of cash compensation.

Salary ranges for our executive officers have been developed for each position using external market data collected through third party surveys and internal data. The ranges are based on the responsibilities and scope of each position and the experience, skills and leadership capabilities required to perform each position. The executive’s position within the range is largely determined by individual performance, the experience level of the individual and the length of time in the role.

For the executive officers, the Chief Executive Officer prepares a salary recommendation following a review of individual performance, competitive market data and affordability for the Company. The recommendation is presented to the Compensation Committee. The Compensation Committee relies in part on the Chief Executive Officer’s evaluation of each executive officer’s performance in deciding whether to make an adjustment to his or her base salary in a given year. In the case of a change in role, careful consideration is given to the new responsibilities, external pay practices and internal peer comparisons, in addition to past performance and experience. Following a review of annual performance, the Chief Executive Officer prepares salary adjustment recommendations based on the individual’s current performance level and the positioning of the individual to the market based salary range and presents these recommendations to the Compensation Committee.

Prior to 2006, salary adjustments were considered on the anniversary of the executive officer’s date of hire. At the November 2006 meeting of the Compensation Committee, a proposal was presented and accepted to review the base salaries of all executive officers in March of each year, with any resulting changes effective on April 1st of each calendar year. This timing is in alignment with the rest of the salaried and professional workforce.

Effective April 1st, 2007, the Compensation Committee increased the base salaries of Ms. Todd to CDN$252,500 from CDN $244,000, Mr. Hoffrogge to CDN$274,500 from CDN $264,000 and Mr. Simpson to CDN $230,000 from CDN $210,000. The last prior increase was in 2005.

With respect to the base salary of the Chief Executive Officer, the Board considers individual and company performance, as well as external market practices, prior to recommending any changes. In the years 2003 through 2006, the Chief Executive Officer requested the Board of Directors defer consideration of any adjustment to his base salary until the transformation plan was completed and the Company restored sustained profitability. Effective April 1, 2007, the Compensation Committee increased the base salary of Mr. Caldwell to CDN $534,000 from CDN $504,000. This was the first increase provided to Mr. Caldwell since he became Chief Executive Officer.

Salary increases were not granted for executive officers for April 1, 2008 due to financial performance in 2007 and affordability consideration for the Company.

Short Term Incentive Plan

We provide a short term incentive plan for executives and management to reward overall company performance with respect to revenue, earnings and cash flow. This variable pay for annual performance aligns our management team with the Company’s annual business plan by establishing corporate goals that drive to the financial targets established in the short term incentive plan as described below.

In March 2007, the Compensation Committee approved the continuation of a short term incentive plan for executives and managers in the Company (the “Incentive Plan”). The Incentive Plan is based on achievement of certain targets established by the Board of Directors, including quarterly targets, with each quarter representing 17.5% of the overall bonus and the full year results representing 30% of the overall bonus. The Incentive Plan is based 50% upon the achievement of our consolidated pre-tax earnings target, 25% upon the achievement of our revenue target, and 25% upon the achievement of our cash flow targets. The Company must meet at least 85% of its pre-tax earnings target to trigger payout under the Incentive Plan in any one quarter or for the annual portion payout, and 60% overall for a payout of any kind. The Incentive Plan is established with several levels of participation based on position in the company. For the Chief Executive Officer, the target bonus is set at 100% of annual base salary. For the other executive officers, the target bonus is set at 50% of annual base salary. There were no bonuses achieved under the Incentive Plan with respect to 2007.

Under the terms of Mr. Caldwell’s compensation arrangements, the Compensation Committee determines the amount, if any, of any short term incentive award and at its sole discretion may make such award in the form of cash, stock or deferred share units (“DSUs”). A DSU is not an equity interest but is instead the right to receive a payment at a later date as measured in “units,” whereby a single unit is equal to the fair market value of a single share of the Company’s Common Stock on any given date. For example, a DSU award set at 100,000 units with a grant price of $1.00 per share (set at the date of grant) is initially valued at $100,000. But at a later date, when the fair market value of the Common Stock has changed, the DSU will either be worth more or less. On the date that the DSU grant is paid out (generally the date the executive is no longer employed by, or provides services to, the Company), the holder will be entitled to a payment equal to the fair market value of each Unit on that later date. In our example, if the fair market value of the Common Stock on the date that the holder has the right to payment is $2.00 per share, then the executive will receive a payment of $200,000. Alternatively, if the fair market value is equal to $0.50, the payment will only be equal to $50,000. We believe that a DSU award provides an incentive to the executive officers to work to increase shareholder value, without having a dilutive effect on the Company’s capital structure.

In March of 2007, the Board of Directors awarded Mr. Caldwell 136,425 DSUs in lieu of a bonus based on his 2006 performance. The grant was approved by the Board of Directors effective March 16, 2007, and was valued at $424,282, based on the closing stock price on that day of $3.11. Under Mr. Caldwell’s deferred stock unit agreement, all DSUs must be held by Mr. Caldwell until he is no longer an employee and director of the Company.

In March 2008, the Compensation Committee approved the recommendation to continue the Incentive Plan into 2008,

with some modifications including amendments to the performance measures and payout targets. Specifically, the performance measures of the Incentive Plan were changed to a 60% weighting on pre-tax income and 40% weighting on cash flow. As well, the payout targets were altered to reflect financial targets based on the 2008 business plan. All other facets of the plan design are to remain the same.

Long-Term Equity Compensation

Our long term compensation plan is comprised of grants of stock options under the 2000 Plan. We provide performance-based long-term equity compensation opportunities to the executive officers as a means of aligning their interests directly with those of our shareholders. In addition to fostering a sense of ownership in the executive team, long-term equity compensation also allows us to attract and retain qualified senior leaders to the organization.

We believe stock options are inherently performance-based because the exercise price is equal to the market value of the underlying stock on the date the option is granted, and therefore the option has value to the holder only if the market value of the Company’s Common Stock appreciates over time. In this way, stock options are intended to provide equity compensation to our executives while simultaneously creating value for our shareholders.

How Grants are Awarded

There is no set formula for the award of options under the 2000 Plan. Factors considered in making option awards generally include:

•	Position with the Company

•	Importance of retaining the individual’s services

•	Employee’s past and expected future contributions to the Company

•	Individual’s history of past awards

•	Employee’s time in current position

•	Changes in responsibility or scope of position

The Chief Executive Officer prepares a recommendation to the Compensation Committee for each executive officer considered for option awards.

Timing of Awards

Historically, the executive officers were typically awarded stock options upon hire and then on an ad-hoc basis thereafter. At the Compensation Committee meeting in November 2006, the Compensation Committee granted options to all of our executive officers. The Compensation Committee determined that in the future it will consider grants annually following the release of the Company’s third quarter results in November of each year. We expect that the exercise price for each share of Common Stock subject to an option granted will be the closing price of our Common Stock on the date which is three days following the release of our financial results. The Compensation Committee will also consider granting awards at other times during the year as circumstances warrant, such as upon the appointment of new personnel.

2007 Stock Option Grants

The options granted in 2007 to each of the executive officers is indicated in the table labeled “Grants of Plan Based Awards” appearing on page 9 of this Amendment No. 1 to the Company’s annual report.

Perquisites and Benefits

The Company provides those perquisites that it feels are necessary to enable the executive officers to efficiently perform their responsibilities and to be competitive in the market. These perquisites are described below.

Car Allowance

The Company provides a monthly car allowance to the executive officers as a means of providing additional cash compensation.

Income Tax Planning

Following his relocation to Canada from the United States, the Company agreed to provide Mr. Hoffrogge with reimbursement for the reasonable costs of income tax advice and filing of his income tax returns for 2004, 2005 and 2006, up to a maximum of CDN $6,000 per year. This arrangement expired on December 31, 2007.

Professional Dues

The Company provides a reimbursement for expenses relating to professional dues for the executive officers.

Tax Equalization Payments

The Company provides a tax equalization arrangement for Mr. Hoffrogge, in order to assist him in his relocation from the United States to Canada. Specifically, Mr. Hoffrogge was entitled to receive reimbursement for the difference in the income tax applicable to the base salary for the years 2005, 2006 and 2007, and the Incentive Plan payouts for the years 2004, 2005 and 2006. This arrangement expired on December 31, 2007.

Group Insurance Benefits

Executive benefits are arranged under a basic group plan which provides a safety net of protection against the financial catastrophes that can result from illness, disability or death. This plan is offered at no cost to the executive officers.

Retirement Plans and Other Benefits

The Company does not operate a retirement plan for its executive officers.

Selection and Balance of Components of Compensation

The Compensation Committee determines the mix and balance of each of our compensation elements by considering data from our peer group of manufacturing and industrial companies in the geographies in which we operate. In general, the amount of base salary, potential bonus and potential stock-based compensation for each executive officer is chosen to achieve our objectives of meeting the Company’s business goals, attracting and retaining top quality executives, and enhancing the interests of our Stockholders by maximizing return on invested capital.

For the Chief Executive Officer, base salary constitutes approximately 40%—45% of total direct compensation. For the other executive officers, base salary constitutes up to 50%—60% of total direct compensation.

Role of Executive Officers in the Compensation Committee

The Vice President of Human Resources takes direction from and brings recommendations to the Compensation Committee. She also oversees the implementation of plans approved by the Compensation Committee. She provides documentation to the Compensation Committee related to matters including performance of management, compensation and benefits and succession planning.

The Chief Executive Officer reports to the Compensation Committee his evaluations of the executive officers’ individual performance and makes compensation recommendations with respect to base salary and annual and long-term incentives.

COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT

The Compensation and Management Development Committee of the Board has reviewed and discussed with Company management the Compensation Discussion and Analysis included in this annual report. Based on such review and discussions, the Compensation and Management Development Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this annual report for filing with the Securities and Exchange Commission.

Submitted by the Compensation and Management Development Committee

William Brock

Wayne McLeod

SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers.

In the “Bonus” column, we disclose the total amount of cash bonuses earned by our executive officers.

In the “Deferred Stock Units” and “Option Awards” columns, we disclose the compensation expense related to awards of options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), without reduction for assumed forfeitures. For deferred stock units, the SFAS 123R fair value is calculated using the closing price on the NASDAQ Global Market of our stock at each balance sheet date. The SFAS 123R fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements, which are included in our 2007 Annual Report, and for which we recognize expense ratably over the vesting period.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($) (a)		Deferred Stock Units ($) (b)		Option Awards ($) (c)		All Other Compensation ($) (d)	Total ($)
John Caldwell President and Chief Executive Officer	2007 2006	$ $	498,855 444,408		— —	$	— 491,332	$ $	79,673 117,552	$ 38,624 $ 36,969	$ $	617,152 1,091,851

Jane Todd Senior Vice President, Finance and Chief Financial Officer	2007 2006	$ $	235,002 216,032	$	— 106,517		— —	$ $	38,041 29,786	$ 17,125 $ 17,106	$ $	290,167 369,440

Steve Hoffrogge Senior Vice President, Business Development	2007 2006	$ $	255,477 232,785	$	— 115,076		— —	$ $	45,212 40,485	$ 88,743 $122,477	$ $	389,433 576,949

Don Simpson Senior Vice President, Manufacturing and Engineering	2007 2006	$ $	214,061 185,170	$	— 91,527		— —	$ $	20,164 8,702	$ 17,125 $ 17,106	$ $	251,349 302,505

(a)	No payment is disclosed in this column for 2007 for any executive officer as no bonus was earned under the Incentive Plan.
(b)	The amount disclosed in this column for Mr. Caldwell represents the expense recorded in accordance with SFAS 123R during fiscal 2006 pursuant to two deferred stock unit agreements. The Board of Directors awarded Mr. Caldwell a 2006 short term incentive award of 136,425 deferred stock units based on his 2006 performance. This grant was approved by the Board of Directors effective March 16, 2007 and was valued at $424,282, based on the closing stock price on that date of $3.11. In addition, the value of the deferred stock units awarded to Mr. Caldwell in 2005 appreciated by $67,050, reflecting the increase in the Company’s stock price during 2006. Under Mr. Caldwell’s deferred stock unit agreements, all deferred stock units must be held by Mr. Caldwell until he is no longer an employee and director of the Company. In 2007, the deferred stock units depreciated by $264,170.
(c)	The amounts disclosed in this column represent the expense we recorded in accordance with SFAS 123R during fiscal 2007 and 2006 for the following option awards. The fair values of these option awards were calculated based on assumptions summarized in Note 2 to our audited consolidated financial statements.
(i)	Mr. Caldwell was granted 115,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Caldwell was granted 100,000 stock options for Common Stock on November 16, 2006 with a Black-Scholes fair value of $1.81 per share and an exercise price of $2.50 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.
(ii)	Ms. Todd was granted 50,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. Ms. Todd was granted 40,000 stock options for Common Stock on November 16, 2006 with a Black-Scholes fair value of $1.81 per share and an exercise price of $2.50 per share, the closing price of the Company’s Common Stock on the date of grant These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.

(iii)	Mr. Hoffrogge was granted 50,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Hoffrogge was granted 40,000 stock options for Common Stock on November 16, 2006 with a Black-Scholes fair value of $1.81 per share and an exercise price of $2.50 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.
(iv)	Mr. Simpson was granted 50,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Simpson was granted 40,000 stock options for Common Stock on November 16, 2006 with a Black-Scholes fair value of $1.81 per share and an exercise price of $2.50 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.
(d)	The amount shown as “All Other Compensation” represents the sum of the following:
(i)	Mr. Caldwell’s employment agreement provides for the following perquisites: in 2007, car allowance of $33,505, professional dues valued at $5,584 and medical benefits valued at $3,723; in 2006 car allowance of $31,743, professional dues of $817 and medical benefits of $4,409.
(ii)	Ms. Todd’s employment agreement provides for the following perquisites: in 2007, car allowance of $13,402, professional dues of $1,396 and medical benefits valued at $3,723; in 2006, car allowance of $12,697, professional dues of $817 and medical benefits of $4,409.
(iii)	Mr. Simpson’s employment agreement provides for the following perquisites: in 2007, car allowance of $13,402 and medical benefits valued at $3,723; in 2006, car allowance of $12,697 and medical benefits of $4,409.
(iv)	Mr. Hoffrogge’s employment agreement provides for the following perquisites: in 2007, car allowance of $13,402, medical benefits valued at $3,723, financial planning benefits of $5,584 and tax equalization payments amounting to $66,034; in 2006, car allowance of $12,697, medical benefits of $4,409, financial planning benefits of $4,850 and tax equalization payments of $100,521.

EMPLOYMENT AGREEMENTS

On March 30, 2007, SMTC Canada entered into an employment agreement and a Deferred Share Unit agreement with Mr. Caldwell. Under the terms of the agreements, Mr. Caldwell is entitled to an annual base salary of CDN$534,000, which may be increased by the Board of Directors of SMTC Canada (the “SMTC Canada Board”). Mr. Caldwell is also entitled to receive a short term bonus which will be determined by the SMTC Canada Board, a car allowance and certain other standard benefits. In the event that Mr. Caldwell is terminated without cause or, following a change of control, is terminated without cause or constructively discharged, he is entitled to a lump sum payment of two years base salary and any target bonus determined by the SMTC Canada Board. The employment agreement provides for customary non-competition and non-solicitation provisions which continue during the term of the agreement and for two years from the date of termination. Pursuant to the Deferred Share Unit agreement referred to above and a Deferred Share Unit agreement dated February 7, 2005, within 60 days following the termination of his employment (or within 10 days following a change of control), Mr. Caldwell will be entitled to a payment in respect of the units granted thereunder, based upon the fair market value of the Company’s common stock.

On March 30, 2007, SMTC Canada entered into an employment agreement with Ms. Todd. Under the terms of the agreement, Ms. Todd is entitled to an annual base salary of CDN$252,500, which may be increased by the SMTC Canada Board. Ms. Todd is also entitled to receive a short term bonus with a target of 50% of her base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits. In the event that Ms. Todd is terminated without cause, she is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement with Mr. Hoffrogge. Under the terms of the agreement, Mr. Hoffrogge is entitled to an annual base salary of CDN$274,500 (subject to gross up to provide the equivalent after tax income that he would have earned as a resident of the U.S.), which may be increased by the SMTC Canada Board. Mr. Hoffrogge is also entitled to receive a short term bonus with a target of 50% of his base salary (subject to gross up to provide the equivalent after tax income that he would have earned as a resident of the U.S.) if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance, reimbursement for tax advice of up to CDN$6,000 per year and certain other standard benefits. In the event that Mr. Hoffrogge is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for twelve months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement with Mr. Simpson. Under the terms of the agreement, Mr. Simpson is entitled to an annual base salary of CDN$230,000, which may be increased by the SMTC Canada Board. Mr. Simpson is also entitled to receive a short term bonus with a target of 50% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits. In the event that Mr. Simpson is terminated without cause, he is entitled to salary continuance of twelve months, and after ten years of employment, an additional one month salary for every year of service after ten years. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

GRANTS OF PLAN-BASED AWARDS

The following table provides information concerning each grant of plan-based awards made to an executive officer in 2007. This includes stock option and restricted stock awards granted under the 2000 Plan. The exercise and base prices disclosed were equal to the closing market price of our Common Stock on the date of grant. Finally, in the last column, we report the aggregate SFAS 123R value of all awards made in fiscal 2007 as if they were fully vested on the grant date.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date (a)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Options (#) (b)	($/sh) (c)	Awards (d)
John Caldwell	11/14/2007	—	—	—	—	—	—	—	115,000	$1.64	$78,200
Jane Todd	11/14/2007	—	—	—	—	—	—	—	50,000	$1.64	$34,000
Steve Hoffrogge	11/14/2007	—	—	—	—	—	—	—	50,000	$1.64	$34.000
Don Simpson	11/14/2007	—	—	—	—	—	—	—	50,000	$1.64	$34,000

(a)	The Board of Directors made this grant upon the release of the Company’s third quarter financial results, as discussed above in “Compensation Disclosure and Analysis—Timing of Awards.” The awards discussed in this column were approved by the Board upon the release of the third quarter financial results on November 9, 2007, effective the third day after the release of financial results, which is the date of grant.
(b)	The awards listed in this column vest in three equal, annual installments, beginning on the first anniversary of the date of grant.
(c)	The exercise price of each award is $1.64, the closing price of the Company’s Common Stock on the date of grant.
(d)	The fair value of these option awards was calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and equity incentive plan awards for each executive officer outstanding as of the end of fiscal 2007. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards(a)
	Equity Incentive Plan Awards:						Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
John Caldwell	3,000	—	—		$3.75	5/6/2013	—	—	—	—
	200,000	—	—		$1.55	10/6/2014	—	—	—	—
	100,000	—	100,000	(b)	$1.27	3/15/2015	—	—	—	—
	33,333	—	66,667	(c)	$2.50	11/16/2016	—	—	—	—
	—	—	115,000	(e)	$1.64	11/14/2012	—	—	—	—
Jane Todd	24,375	—	5,625	(d)	$2.75	7/6/2014	—	—	—	—
	25,000	—	25,000	(b)	$1.17	3/15/2015	—	—	—	—
	13,333	—	26,667	(c)	$2.50	11/16/2016	—	—	—	—
	—	—	50,000	(e)	$1.64	11/14/2012	—	—	—	—
Steve Hoffrogge	600	—	—		$15.00	4/25/2012	—	—	—	—
	600	—	—		$25.00	4/25/2012	—	—	—	—
	800	—	—		$40.00	4/25/2012	—	—	—	—
	28,750	—	1,250	(d)	$4.00	3/12/2014	—	—	—	—
	25,000	—	25,000	(b)	$1.17	3/15/2015	—	—	—	—
	13,333	—	26,667	(c)	$2.50	11/16/2016	—	—	—	—
	—	—	50,000	(e)	$1.64	11/14/2012	—	—	—	—

	Option Awards						Stock Awards(a)
	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Don Simpson	900	—	—		$15.00	7/26/2012	—	—	—	—
	900	—	—		$25.00	7/26/2012	—	—	—	—
	1,200	—	—		$40.00	7/26/2012	—	—	—	—
	10,000	—	10,000	(b)	$1.17	3/15/2015	—	—	—	—
	13,333	—	26,667	(c)	$2.50	11/16/2016	—	—	—	—
	—	—	50,000	(e)	$1.64	11/14/2012	—	—	—	—

(a)	The Company has no outstanding stock awards.
(b)	The shares underlying this award vest by 25% each year beginning on the first anniversary date of the grant.
(c)	The shares underlying this award vest in three equal, annual installments, beginning on the first anniversary of the date of grant.
(d)	The shares underlying this award vest by 25% on the first and second anniversary of the date of grant and the remaining 50% vest 6.25% each quarter over the next two years (or eight quarters in total).
(e)	The shares underlying this award vest in three equal, annual installments, beginning on the first anniversary of the date of grant.

POST-TERMINATION COMPENSATION AND CHANGE OF CONTROL PAYMENTS

Mr. Caldwell’s employment was governed by an employment agreement dated February 7, 2005, until that employment agreement was superceded by an employment agreement dated August 15, 2006. With respect to the other executive officers prior to fiscal year 2007, the terms of employment regarding compensation and termination benefits were governed by terms outlined in individual offers of employment. In March of 2007, we amended the employment agreement with Mr. Caldwell, and the employment arrangements for Mr. Hoffrogge, Ms. Todd and Mr. Simpson were formalized into employment agreements that mirrored the provisions outlined in each original offer letter. There are no changes between Mr. Caldwell’s prior agreement and the offer letters that had been in place with Mr. Hoffrogge, Ms. Todd and Mr. Simpson as compared to the new employment agreements with respect to any of the termination provisions detailed in this section.

Termination Without Cause

The executive officers have employment agreements with the Company that provide compensation upon termination for other than cause.

Under the agreements, the Company provides its executive officers, except for the Chief Executive Officer, with benefits equal to:

a)	Salary continuation for a period of twelve (12) months, plus one (1) month for every completed year of active employment beyond ten (10) years of service, in the case of Mr. Simpson, and beyond twelve (12) years of service, in the case of Ms. Todd and Mr. Hoffrogge, to a maximum of eighteen (18) months of salary continuance, and

b)	benefits continuation for the severance period.

In the event that, prior to the end of the salary continuation period, the executive officer obtains alternative employment that provides total remuneration that is at least 75% of the executive officer’s total compensation previously provided by the Company, then the salary continuation payments will be discontinued and the Company will provide a lump sum payment, less applicable deductions, that is equivalent to 50% of the then remaining salary continuation payments that the executive officer would have been entitled to.

The Chief Executive Officer’s employment agreement also provides compensation upon termination for other than cause. Under this agreement, the Company provides the Chief Executive Officer a lump sum payment, less applicable statutory deductions, equivalent to two times the aggregate base salary and benefits plus the target bonus payable under the Incentive Plan.

In the event that an executive officer is terminated without cause and is the recipient of the compensation described above, the executive officer must adhere to certain non-solicitation and confidentiality covenants in his or her respective employment agreement in order to receive such compensation during the severance period. Specifically, such executive officer cannot solicit any of the Company’s customers or employees for a period of eighteen (18) months, and he or she cannot disclose or make use of any of the Company’s confidential information in the same manner that was agreed to in the employment agreement. If the executive officer violates any of these covenants during the salary continuation period, all salary continuation payments and any rights to such will be terminated.

Based on a hypothetical termination date of December 31, 2007, the severance benefits for the executive officers are as follows:

	Base Salary	Benefits & Perquisites (a)	Bonus	Total
John Caldwell	$997,710	$77,248	$997,710	$2,072,669
Jane Todd	$235,002	$18,521	$—	$252,127
Steve Hoffrogge	$298,057	$17,125	$—	$386,800
Don Simpson	$214,061	$17,125	$—	$231,1860

(a)	The amounts shown in this column represent the following:

(i) Mr. Caldwell’s car allowance, professional dues and medical benefits.

(ii) Ms. Todd’s car allowance, professional dues and medical benefits.

(iii) Mr. Hoffrogge’s car allowance and medical benefits.

(iv) Mr. Simpson’s car allowance and medical benefits.

Termination in the Event of a Change of Control

The Company has included a change of control provision in the employment agreement of the Chief Executive Officer. In the event of a change of control as described below, if within six months following the change of control the Chief Executive Officer is terminated without cause or is constructively dismissed, the Chief Executive Officer is entitled to a lump sum payment, less applicable statutory deductions, equivalent to two times the aggregate base salary plus the target bonus payable under the Incentive Plan. In establishing this provision, the Board of Directors considered the market competitiveness of the arrangement and the Company’s ability at the time to retain a qualified Chief Executive Officer.

Based on a hypothetical termination date of December 31, 2007, the severance benefit in the event of a change of control for the Chief Executive Officer is $2,072,669.

In the Chief Executive Officer’s employment agreement, a change of control is defined as follows:

a)	the acquisition, directly or indirectly and by any means whatsoever, by any one shareholder, or group of shareholders acting jointly or in concert, of more than 50% of the outstanding voting shares of the Company; or

b)	a sale by the Company (in one or more transactions) of all or substantially all of its assets to an unrelated third party, or other liquidation or dissolution; or

c)	a merger, consolidation, arrangement or other reorganization of the Company which results in the Company’s shareholders owning less than 50% of the voting shares of the resulting entity.

Termination as a Result of the Privatization of the Company

In the event that the Company’s common shares cease to be publicly traded or the Company ceases to be an SEC registrant (except by reason of a change of control where the executive officer continues as Chief Executive Officer of a successor public company), the Chief Executive Officer may at his option, deem his employment to have been terminated without cause. He would then be entitled to all of the benefits specific to him described above in “Termination Without Cause.”

Accelerated Vesting of Stock Options in the Event of a Change of Control

The 2000 Plan contains provisions to protect the executive officers in the event of a change of control, defined in the 2000 Plan as a “covered transaction.”

In the 2000 Plan, a covered transaction is defined as any of:

(i)	a consolidation or merger in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding Common Stock by a single person or entity or by a group of persons and/or entities acting in concert,

(ii)	a sale or transfer of all or substantially all of the company’s assets, or

(iii)	a dissolution or liquidation of the Company.

In the event of a covered transaction:

a)	all outstanding awards shall vest and if relevant become exercisable, immediately prior to the covered transaction;

b)	all deferrals, other than deferrals of amounts that are neither measured by reference to nor payable in shares of Common Stock or exchangeable shares, shall be accelerated, immediately prior to the covered transaction; and

c)	upon consummation of a covered transaction, all awards then outstanding and requiring exercise shall be forfeited unless, in each case, such awards and deferrals are assumed by the an acquiring or surviving entity or its affiliate.

In connection with any covered transaction in which there is an acquiring, a surviving entity or in which all or substantially all of the Company’s then outstanding Common Stock is acquired, the Compensation Committee may provide for substitute or replacement awards from, or the assumption of awards by, the company, the acquiring or surviving entity or its affiliates, as applicable.

Termination in the Event of Disability

The employment agreements of the executive officers provide for termination in the event of a partial or total disability of an executive officer.

“Partially or Totally Disabled” means any physical or mental incapacity, disease or affliction, as determined by a legally qualified medical practitioner, which prevents the executive officer from performing the essential duties of his position.

In the event that the executive officer is Partially or Totally Disabled for a period of six (6) months or less, he shall receive all remuneration including bonuses, payments and rights including all benefits provided for under the employment agreement, as if he were regularly and fully employed.

In the event that the executive officer is Partially or Totally Disabled for a continuous period of more than six (6) months, the Company shall be entitled to terminate the employment of the executive officer by giving written notice to the executive officer. In the event of a termination of employment under these circumstances, the executive officer shall be entitled to the salary continuance benefits that would have been payable if the termination was involuntary and not for cause (as described above).

COMPENSATION OF DIRECTORS

In September 2004, the Board approved a revised compensation plan effective January 1, 2005 for independent directors (the “2005 Compensation Plan”). Pursuant to the 2005 Compensation Plan, we pay the Chairman of the Board a $75,000 base fee per year, and each independent director a $40,000 base fee per year, for serving on our Board, meeting fees of $600 for Board or committee conference calls and $1,200 for full Board meetings or committee meetings. Over the course of each director’s service, a minimum of $25,000 of the annual base fee due to such director each year is paid in the form of shares of Common Stock or deferred share units, until a $100,000 threshold is attained. Thereafter, the director’s fees will be paid all in cash. Members of the Audit Committee receive an annual retainer of $4,000, with the Chairman of the Audit Committee receiving an additional annual retainer of $2,000. Members of other committees receive an annual retainer of $2,000, with the respective Chairman of each committee receiving an additional annual retainer of $3,000.

We pay no additional remuneration to our employees for serving as directors or on committees. The following table outlines the compensation to the Board of Directors for the year ended December 31, 2007:

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Deferred Share Units ($) (a)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wayne McLeod	2007	$75,000	—	$4,752	—	—	$79,752
William Brock	2007	$40,200	—	$4,752	—	—	$44,952
Thomas Cowan	2007	$27,400	—	$4,752	—		$32,152
Blair Hendrix	2007	$4,250	—	$23,725	—		$27,975
Stephen Adamson	2007	$24,050	—	$4,752	—	—	$28,802

(a)	The amounts disclosed in this column represent the expense recorded in accordance with SFAS 123R during fiscal 2007. For more information on deferred share units, please see the discussion included in “Compensation Discussion and Analysis—Short Term Incentive Plan.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between any member of the Company’s Board or Compensation and Management Development Committee and any member of the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 18, 2008, information regarding beneficial ownership. The table sets forth the number of shares beneficially owned and the percentage ownership for:

•	each person who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;

•	each executive officer named in our summary compensation table and each director; and

•	all executive officers and directors as a group.

As of April 18, 2008, our outstanding equity securities (including exchangeable shares of our subsidiary, SMTC Canada, other than holdings of SMTC Nova Scotia Company, a subsidiary of SMTC Canada) consisted of 14,646,333 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each Stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 18, 2008 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named Stockholder is a direct or indirect beneficial owner.

	Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Capital(1) 1409 Chapirn Ave., Mezzanine Burlingame, California 94010	2,383,311	—	2,383,311	16.3%
Caisse de dépôt et placement du Québec(2) 1000 place Jean-Paul-Riopelle Montréal, Québec, Canada, H2Z 2B3	1,360,700	—	1,360,700	9.3%
Bain Capital Funds(3)(4) c/o Bain Capital, LLC 111 Huntington Avenue Boston, Massachusetts 02199	767,627	—	767,627	5.2%

Directors and Executive Officers:
John Caldwell(5)	—	432,733	432,733	3.0%
Jane Todd	—	77,083	77,083	#
Steven G. Hoffrogge	3,200	83,458	86,658	#
Don G. Simpson	—	31,333	31,333	#
William Brock	—	7,000	7,000	#
Thomas Cowan	—	3,000	3,000	#
Wayne McLeod (6)	5,000	—	5,000	#
All Directors and Executive Officers as a group (7 persons)	8,200	634,607	642,807	4.4%

*	The number of shares of Common Stock deemed outstanding on April 18, 2008 with respect to a person or group includes (a) 14,646,333 shares outstanding on such date (including shares of Common Stock issuable upon exchange of exchangeable shares of our subsidiary, SMTC Canada, other than exchangeable shares held by SMTC Nova Scotia Company, a subsidiary of SMTC Canada) and (b) all options that are currently exercisable or will be exercisable within 60 days of April 18, 2008 by the person or group in question.
#	Represents an amount less than 1.0% of shares outstanding.

(1)	Holdings as of April 1, 2008 as reported on Schedule 13D filed with the Securities and Exchange Commission on April 1, 2008. The holder reports having sole power to vote or to direct the vote of all of such shares of Common Stock and power to dispose or direct the disposition of all of such shares.
(2)	Holdings as of December 31, 2007 as reported on Schedule 13G/A filed with the Securities and Exchange Commission on January 21, 2008. The holder reports having sole power to vote or direct the vote and dispose or direct the disposition of all such shares.
(3)	The shares of Common Stock included in the table include shares held through investment in EMSIcon Investments, LLC. Each member of EMSIcon Investments, LLC has sole voting and investment power as to shares held on such member’s behalf by EMSIcon Investments, LLC.
(4)	Includes shares of Common Stock held by Bain Capital Fund VI, L.P., (“Fund VI”); BCIP Associates II (“BCIP II”), BCIP Associates II-B (“BCIP II-B”), BCIP Associates II-C (“BCIP II-C”); Sankaty High Yield Asset Partners, L.P. (“Sankaty”); Bain Capital V Mezzanine Fund, L.P. (“Mezzanine”); BCM Capital Partners, L.P. (“BCM”); and BCIP Trust Associates II (“BCIP Trust II” and collectively with Fund VI, BCIP II, BCIP II-B, BCIP II-C, Sankaty, Mezzanine and BCM, the “Bain Capital Funds”).
(5)	Includes options to purchase 236,333 shares of the Company’s Common Stock, options to purchase 150,000 exchangeable shares of SMTC Canada, and warrants to purchase 46,400 exchangeable shares of SMTC Canada.
(6)	Represents 5,000 exchangeable shares of SMTC Canada. Subject to applicable legal requirements, the exchangeable shares of SMTC Canada are exchangeable on a one-for-one basis for shares of Common Stock of SMTC at the option of the holder.

Equity Compensation Plan Information

The Company maintains the Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan (the “1998 Plan”), which was approved by the Board of Directors and the stockholders of the Company as of September 30, 1998 and which amended and restated the plan as initially adopted by the Board of Directors and the stockholders of the Company as of July 30, 1999. The Company also maintains the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000. The Board of Directors and the stockholders of the Company approved an amendment to the 2000 Plan in April 2004 and May 2004, respectively and a second amendment to the 2000 Plan in March 2007 and May 2007, respectively (the “Amended 2000 Plan”).

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of December 31, 2007 and warrants granted to certain of our lenders during fiscal year 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	1,373,554	$2.32	426,446(1)(2)
Equity compensation plans not approved by shareholders:	1,116,695(3)	$6.90	—
Total	2,490,249	$4.37	426,446

Notes:

(1)	Pursuant to the terms of the Amended 2000 Plan, the number of shares of Stock that may be issued under Awards granted under the Amended 2000 Plan (including Stock that may be issued on the exchange of Exchangeable Shares issuable under Awards) shall not exceed (A) 1,800,000 plus (B) as of the first day of each fiscal year (commencing with the fiscal year beginning in 2008) of the Company during the life of the Plan, an additional number of shares determined by the Board but not to exceed 1% of the total number of shares of Stock actually outstanding on such date. Notwithstanding the preceding sentence, no more than 1,700,000 shares of Stock may be delivered in satisfaction of any incentive stock options awarded under the Amended 2000 Plan.
(2)	The number of Exchangeable Shares that may be issued under Awards granted under the Amended 2000 Plan shall not exceed 750,000.
(3)	Represents warrants to purchase Common Stock of the Company issued to certain of the Company’s lenders on June 1, 2004.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Stockholders Agreement

Certain of our current Stockholders and option holders are parties to a stockholders agreement that, among other things, provides for registration rights and contains provisions regarding the transfer of shares.

Directors’ Relationships with Major Stockholders

One of our former directors, Blair Hendrix, is affiliated with a stockholder that beneficially owns greater than 5% of our Common Stock, the Bain Capital Funds.

Purchases from and Sales to an Affiliate of Major Stockholders

Certain funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired approximately 50% of the capital stock of MEI during the second quarter of 2006. Blair Hendrix, a former director of the Company, is also an Operating Partner of Bain Capital, and Bain Capital may be deemed to control MEI. All transactions between the Company and MEI in 2007 were in the normal course of operations.

Certain funds advised by Bain Capital are also stockholders of DDi Corp., one of our suppliers. Our transactions with DDi Corp., which totaled approximately $1.4 million in 2007, are on equivalent terms as those with our other suppliers.

Employment Arrangements

The Company and each executive officer have entered into employment agreements. Each of these employment arrangements is more fully described under “Employment Agreements.”

DIRECTOR INDEPENDENCE

The Board has determined that each of William Brock, Thomas Cowan, and Wayne McLeod is an “independent director” as defined in Rule 4200 of the Nasdaq Marketplace rules.

All members of the Nominating and Governance Committee are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace rules and as required by Rule 4350(c)(4) of the Nasdaq Marketplace rules.

All Audit Committee members are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace rules and Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934, and as required by Rule 4350(d)(2)(A) of the Nasdaq Marketplace rules.

All Compensation Committee members are “independent directors” as defined in Rule 4200 of the Nasdaq Marketplace rules and as required by Rule 4350(c)(3) of the Nasdaq Marketplace rules.

Item 14:	Principal Accountant Fees and Services

KPMG LLP acted as independent auditors for the Company for the year ended December 31, 2007.

Fees to the Company for professional services rendered by KPMG LLP during 2006 and 2007 were as follows: Audit Fees: U.S.$610,470 for 2006 and U.S.$700,500 for 2007; Tax Fees: U.S.$5,841 for 2006 and U.S.$27,900 for 2007, which were in connection with tax compliance matters; and All Other Fees: $0 for each of 2006 and 2007.

In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under the policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in the policy will not impair the independence of the auditor. The provision of services by the auditor which are not pre-approved in the policy are subject to separate pre-approval by the Audit Committee. The policy also pre-approved certain specified fee levels for the specific services. Payments in excess of these specified levels are subject to separate pre-approval by the Audit Committee.

The Audit Committee has considered whether KPMG LLP’s provision of non-audit services is compatible with its independence. We expect that representatives from KPMG LLP will be present at the Annual Meeting and will be available to respond to appropriate questions and have the opportunity to make a statement if they desire.

INCORPORATION BY REFERENCE

To the extent that this Amendment No. 1 is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act, the sections of this Amendment No. 1 entitled “Compensation Committee Report” to the extent permitted by the rules of the SEC will not be deemed incorporated, unless specifically provided otherwise in such filing.

DISCLAIMER

This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
John Caldwell
President and Chief Executive Officer (Principal Executive Officer)

SMTC CORPORATION

By:	/s/ Jane Todd
Jane Todd
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2008

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.

32.1	Certification of John Caldwell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.

32.2	Certification of Jane Todd pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.