Form 10-Q
period 2008-03-30
SMTC CORP
filed 2008-05-13
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See: definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2008, SMTC Corporation had 13,865,099 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 30, 2008, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,938,011 exchangeable shares outstanding, including 7,156,777 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company. Each exchangeable share is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

		March 30, 2008	December 31, 2007
Assets

Current assets:
Cash		$473	$182
Accounts receivable - net	Note 3	34,202	38,658
Inventories	Note 3	38,895	30,879
Prepaid expenses		1,115	940

		74,685	70,659
Property, plant and equipment - net	Note 3	22,123	22,295
Deferred financing fees	Note 3	1,306	1,410
Deferred income taxes	Note 7	492	483

		$98,606	$94,847

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable		$40,370	$37,172
Accrued liabilities	Note 3	7,825	7,272
Income taxes payable		590	604
Current portion of long-term debt	Note 4	3,071	3,071
Current portion of capital lease obligations		874	736

		52,730	48,855
Long-term debt	Note 4	16,893	17,913
Capital lease obligations		1,639	1,244
Commitments and contingencies	Note 10

Shareholders’ equity:	Note 5
Capital stock		7,757	7,854
Warrants		10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		249,073	248,888
Deficit		(239,853)	(240,274)

		27,344	26,835

		$98,606	$94,847

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations for the three months ended

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		March 30, 2008	April 1, 2007
Revenue		$55,140	$69,477
Cost of sales		50,739	63,000

Gross profit		4,401	6,477
Selling, general and administrative expenses		3,189	3,572
Restructuring recoveries	Note 6	(225)	—

Operating earnings		1,437	2,905
Interest expense	Note 3	913	1,682

Earnings before income taxes		524	1,223
Income tax expense (recovery)	Note 7
Current		112	(1,480)
Deferred		(9)	(98)

		103	(1,578)

Net earnings, also being comprehensive income		$421	$2,801

Basic earnings per share	Note 8	$0.03	$0.19
Diluted earnings per share	Note 8	$0.03	$0.19
Weighted average number of shares outstanding
Basic		14,646,333	14,641,333
Diluted		14,662,931	14,871,043

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$(5)	$248,888	$(240,274)	$26,835
Stock-based compensation	—	—	—	88	—	88
Conversion of shares from exchangeable to common stock	(97)	—	—	97	—	—
Net earnings	—	—	—	—	421	421

Balance, March 30, 2008	$7,757	$10,372	$(5)	$249,073	$(239,853)	$27,344

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	66	—	66
Conversion of shares from exchangeable to common stock	(2,201)	—	—	2,201	—	—
Net earnings	—	—	—	—	2,801	2,801

Balance, April 1, 2007	$9,768	$10,372	$(5)	$246,768	$(240,145)	$26,758

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	March 30, 2008	April 1, 2007
Cash provided by (used in):
Operations:
Net earnings	$421	$2,801
Items not involving cash:
Depreciation	1,124	1,309
Deferred income taxes	(9)	(88)
Non-cash interest	104	313
Stock-based compensation	208	66
Change in non-cash operating working capital:
Accounts receivable	4,456	244
Inventories	(8,016)	(1,942)
Prepaid expenses	(175)	13
Income taxes recoverable/payable	(14)	(1,657)
Accounts payable	3,198	2,785
Accrued liabilities	433	154

	1,730	3,998

Financing:
Repayment of long-term debt	(1,020)	(3,559)
Principal payment of capital lease obligations	(176)	(130)

	(1,196)	(3,689)

Investing:
Purchase of property, plant and equipment	(243)	(309)

	(243)	(309)

Increase in cash and cash equivalents	291	—
Cash and cash equivalents, beginning of period	182	—

Cash and cash equivalents, end of the period	$473	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past seven years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. While the Company is currently operating under the existing manufacturing relationship with Alco in establishing the new manufacturing facility in China, we expect to have a joint venture agreement finalized within the next several weeks. The new facility is expected to provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through a new international sourcing and procurement office.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements for the year ended December 31, 2007. The accompanying unaudited interim consolidated financial statements include adjustments that are, in the opinion of management, necessary for a fair presentation under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007.

2.	Accounting changes

Fair Value Measurements:

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 was adopted effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was adopted effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements as the Company did not choose to measure any applicable financial assets or financial liabilities at fair value.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three months ended for each of the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	Three months ended
	March 30, 2008	April 1, 2007
Long-term debt	$864	$1,600
Obligations under capital leases	49	59
Other	—	23

Interest expense	$913	$1,682

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended
	March 30, 2008	April 1, 2007
Cash interest paid	$734	$1,039
Cash taxes paid - net	$117	$177
Property, plant and equipment acquired through capital lease	$709	$—

Consolidated balance sheets

Accounts receivable – net:

	March 30, 2008	December 31, 2007
Accounts receivable	$34,709	$39,371
Allowance for doubtful accounts	(507)	(713)

Accounts receivable – net	$34,202	$38,658

Inventories:

	March 30, 2008	December 31, 2007
Raw materials	$25,088	$22,576
Work in process	9,789	5,459
Finished goods	3,302	2,151
Other	716	693

Inventories	$38,895	$30,879

Property, plant and equipment – net:

	March 30, 2008	December 31, 2007
Cost:
Land	$1,648	$1,648
Buildings	9,687	9,677
Machinery and equipment (a)	31,130	30,377
Office furniture and equipment	4,388	4,376
Computer hardware and software	9,095	9,015
Leasehold improvements	13,772	13,675

	69,720	68,768

Less accumulated depreciation:
Land	—	—
Buildings	(3,896)	(3,775)
Machinery and equipment (a)	(22,244)	(21,531)
Office furniture and equipment	(4,262)	(4,238)
Computer hardware and software	(8,484)	(8,407)
Leasehold improvements	(8,711)	(8,522)

	(47,597)	(46,473)

Property, plant and equipment - net	$22,123	$22,295

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,084 and $6,375, and associated accumulated depreciation of $2,295 and $2,056, as of March 30, 2008 and December 31, 2007, respectively. The related depreciation expense for the three months ended March 30, 2008 and April 1, 2007 was $239 and $208, respectively.

Deferred financing fees:

	March 30, 2008	December 31, 2007
Deferred financing fees	$3,403	$3,403
Less: accumulated amortization	(2,097)	(1,993)

Deferred financing fees - net	$1,306	$1,410

Accrued liabilities:

	March 30, 2008	December 31, 2007
Customer related	$1,218	$1,077
Interest and financing related	402	345
Payroll	3,202	2,605
Professional services	982	1,260
Restructuring	30	70
Vendor related	370	277
Miscellaneous taxes	133	210
Deferred revenue	770	—
Other	718	1,428

Accrued liabilities	$7,825	$7,272

4.	Long term debt

	March 30, 2008	December 31, 2007
Senior debt:
Revolving	$—	$252
Term	19,964	20,732

	19,964	20,984
Less: Current portion of long-term debt	(3,071)	(3,071)

Long-term debt	$16,893	$17,913

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

Management believes that no conditions have occurred that would result in subjective acceleration by the lenders, nor that any such conditions will exist over the remaining term of the revolving credit facilities. Furthermore, the lenders have not informed the Company that any such condition or event has occurred. Accordingly, the debt is classified as long-term as at March 30, 2008.

The portion of CDN denominated senior debt was $0 as of March 30, 2008. At December 31, 2007, there was a Canadian dollar denominated cash balance of $1,362 which was classified as an offset to debt balances as it was required to be used to reduce the outstanding revolving credit facilities.

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

Financial covenants:

The Company is in compliance with the financial covenants included in the Wachovia Monroe Facilities at March 30, 2008. Continued compliance with the financial covenants for the next twelve months is dependant on the Company achieving certain forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, amend the financial covenants.

5.	Capital stock

Common shares

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of March 30, 2008:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the three month period	791,533	$7,489
Shares issued pursuant to:
Conversion to common stock	(10,300)	(97)

Balance at end of the period	781,233	$7,392

Common shares:
Balance at beginning of the three month period	13,854,799	$365
Shares issued pursuant to:
Conversion of exchangeable shares	10,300	—

Balance at end of the period	13,865,099	$365

Special voting stock:
Balance at beginning of the three month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,757

Warrants
Common share warrants:
Balance at beginning of the three month period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants:
Balance at beginning of the three month period	16,675,000	$7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal year ended December 31, 2007. There were no options granted during the three month period ended March 30, 2008. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended March 30, 2008 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2007	1,373,554	$2.32
Options forfeited	(661)	$5.36

Outstanding at March 30, 2008	1,372,893	$2.32	$3,179	6.5

Exercisable at March 30, 2008	567,058	$3.00	$1,700	6.8

During the three month periods ended March 30, 2008 and April 1, 2007, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $88 and $66, respectively. At March 30, 2008, compensation expense of $598 related to non-vested stock options had not been recognized.

Deferred Share Units

Deferred Share Units are granted to directors and certain officers of the Company as remuneration. During the three months ended March 30, 2008, and April 1, 2007, 16,340 and 146,475 deferred share units were granted, respectively.

At March 30, 2008 and December 31, 2007, 361,885 and 345,545 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the three months ended March 30, 2008 and April 1, 2007 was $120 and $71, respectively.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6.	Restructuring and other charges

During 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2002 Plan”) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangibles; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. In 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”). During the third quarter of 2007 the Company effected further changes to its manufacturing operations (the “2007 Plan”).

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan as at either December 31, 2007 or March 30, 2008.

During the three months ended March 30, 2008 the Company made severance payments of $40 under the 2006 Plan. During the three months ended April 1, 2007, the Company made severance payments of $119 under the 2006 Plan. There were no remaining accrued amounts related to the 2007 Plan as at either December 31, 2007, or March 30, 2008.

The following table details the change in the restructuring accrual, for the three months ended March 30, 2008, relating to the 2006 Plan:

2006 Plan
Balance as at December 31, 2007	$70
Payments	(40)

Balance as at March 30, 2008	30

The Company expects to pay out the remaining amounts under the 2006 Plan during 2008 through a drawdown on the revolving credit facility.

7.	Income taxes

During the three months ended March 30, 2008, the Company recorded a net income tax expense of $103 related to minimum taxes in certain jurisdictions. During the three months ended April 1, 2007, the Company recorded a recovery of $1,578 as a result of the reversal of certain income tax accruals for which the statute of limitations expired.

At December 31, 2007, the Company had total net operating loss (“NOL”) carry forwards of $84,895, of which $2,458 will expire in 2010, $1,259 will expire in 2012, $10,278 will expire in 2014, $4,155 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $40,784 will expire in 2021, and the remainder will expire between 2022 and 2027.

The Company had $332 of gross unrecognized tax benefits at January 1, 2008. At March 30, 2008 the Company had gross unrecognized tax benefits of $321, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months. The decrease during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $141 and $137 accrued for interest and penalties as of March 30, 2008 and December 31, 2007, respectively. The increase for the first three months of 2008 is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions for the period.

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

8.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 30, 2008	April 1, 2007
Basic weighted average shares outstanding	14,646,333	14,646,333
Dilutive stock options (a)	16,598	224,710

Diluted weighted average shares outstanding	14,662,931	14,871,043

(a)	Dilutive stock options were determined using the treasury stock method. For the three months ended March 30, 2008 and April 1, 2007, the average share price used was $1.54 and $2.74 per share, respectively.

For the three months ended March 30, 2008, the calculation did not include 1,232,893 stock options, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three months ended April 1, 2007, the calculation did not include 148,001 stock options, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

9.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, and Mexico. As at March 30, 2008, operations in China are not yet a reportable segment. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring recoveries. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three months ended:

	March 30, 2008	April 1, 2007
Revenues
U.S.	$15,840	$22,923
Canada	16,084	19,223
Mexico	26,182	30,755

Total	$58,106	$72,901

Intersegment revenue
U.S.	$(249)	$(38)
Canada	(1,046)	(1,093)
Mexico	(1,671)	(2,293)

Total	$(2,966)	$(3,424)

Net external revenue
U.S.	$15,591	$22,885
Canada	15,038	18,130
Mexico	24,511	28,462

Total	$55,140	$69,477

EBITA
U.S.	$276	$1,053
Canada	625	708
Mexico	311	1,144

Total	$1,212	$2,905

Restructuring recoveries	(225)	$—
Interest	913	1,682

Earnings before income taxes	$524	$1,223

Capital additions

The following table contains capital additions for the three months ended:

	March 30, 2008	April 1, 2007
U.S.	$30	$97
Canada	72	61
Mexico	850	151

Total	$952	$309

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended:

	March 30, 2008	April 1, 2007
U.S.	$27,501	$34,186
Canada	15,947	25,212
Europe	2,468	1,880
Asia	1,738	1,344
Mexico	7,486	6,855

Total	$55,140	$69,477

Assets

	March 30, 2008	April 1, 2007
Long-lived assets (a)
U.S.	$5,621	$6,626
Canada	2,661	2,310
Mexico	13,841	14,868

Total	$22,123	$23,804

(a)	Long-lived assets information is based on the principal location of the asset.

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

During the three months ended March 30, 2008, three customers individually comprised 20.9%, 18.3% and 15.1% (April 1, 2007, three customers – 20.7%, 15.6% and 12.0%) of total revenue across all geographic segments. As of March 30, 2008, these customers represented 33%, 10% and 12%, respectively, (December 31, 2007, three customers – 29%, 9% and 12%, respectively) of the Company’s trade accounts receivable.

10.	Commitments and Contingencies

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

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 31, 2008. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on March 31, 2008, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1,500 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2008

The first quarter is traditionally a challenging quarter for the Company and the industry. Revenue levels were somewhat lower than expected in the first quarter with several customers and expected softness in certain end markets including semi-conductor capital and construction related equipment. Order levels from certain larger customers came in less than management’s expectations due to several factors including end market softness and product life cycle fluctuations. However, despite lower revenues, the Company remained profitable in the first quarter and continued to generate cash and reduce debt as planned. Long term debt, net of cash, is below $20 million for the first time since 1998.

We were highly successful in commissioning the new China facility with excellent customer qualification builds. We expect to ramp to significant revenue levels in this facility in the second quarter of 2008 as production is shifting to China from our Mexico operation. While we are currently operating under the existing manufacturing relationship with Alco, we expect to have a joint venture agreement with our partners finalized within this timeframe. At the same time, our new Enclosures Systems operations in Mexico also started initial production. This site is expected to ramp production by the third quarter.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 14 of the consolidated financial statements included with the Annual Report on Form 10-K filed on March 31, 2008.

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended March 30, 2008		Three months ended April 1, 2007		Change 2008 to 2007
	$	%	$	%	$	%
Revenue	$55.1	100.0%	$69.5	100.0%	$(14.4)	(20.7)%
Cost of sales	50.7	92.0%	63.0	90.6%	(12.3)	(19.5)%

Gross profit	4.4	8.0%	6.5	9.4%	(2.1)	(32.3)%
Selling, general and administrative expenses	3.2	5.8%	3.6	5.2%	(0.4)	(11.1)%
Restructuring recoveries	(0.2)	(0.4)%	—	0.0%	(0.2)	NA

Operating earnings	1.4	2.5%	2.9	4.2%	(1.5)	(51.7)%
Interest expense	0.9	1.6%	1.7	2.4%	(0.8)	(47.1)%

Earnings from continuing operations before income taxes	0.5	0.9%	1.2	1.7%	(0.7)	(58.3)%
Income tax expenses
Current	0.1	0.2%	(1.6)	(2.3)%	1.7	NA
Deferred	—	0.0%	—	0.0%	—	NA

	0.1	0.2%	(1.6)	(2.3)%	1.7	NA

Net earnings	$0.4	0.7%	$2.8	4.0%	$(2.4)	(85.7)%

Quarter ended March 30, 2008 compared to the quarter ended April 1, 2007:

Revenue

Revenue decreased $14.4 million, or 20.7%, from $69.5 million for the first quarter of 2007 to $55.1 million for the first quarter of 2008. The first quarter of 2007 was a particularly strong first quarter for the Company, led by a record first quarter for one of our larger customers, in what is traditionally a weaker quarter for SMTC and the industry. The first quarter of 2008 was negatively impacted by a reduction of revenue of approximately $4 million from two long-standing customers experiencing end market softness in construction and semi-conductor equipment, a roughly $3 million year over year reduction from one of our larger customers with a record first quarter in 2007, a reduction of $2 million from a long-standing customer experiencing fluctuations due to product life cycle and, finally, a newer customer that is still showing some quarter to quarter fluctuations due to inventory corrections. Of these declines in revenue, none have been caused by any loss of share of business.

During the first quarter of 2008, revenue from the industrial sector decreased compared to the same quarter of 2007, $36.8 million for the first quarter of 2008 compared with $47.8 million for the same period in 2007, a result of the reduction in the Company’s overall revenue, but continued to represent a comparable percent of revenue at 66.7% of revenue in the first quarter of 2008, compared with 68.9% of revenue in the first quarter of 2007.

During the first quarter of 2008, revenue from the communications sector decreased compared with the same quarter of 2007, $7.3 million for the first quarter of 2008 compared with $9.5 million in 2007, which represented 13.3% of revenue in the first quarter of 2008, compared with 13.7% of revenue in the first quarter of 2007.

During the first quarter of 2008, revenue from the networking and enterprise computing sector decreased compared with the same quarter of 2007, $11.0 million for the first quarter of 2008 compared with $12.1 million in 2007, which represented 20.0% of revenue in the first quarter of 2008, up from 17.4% of revenue in the first quarter of 2007.

During the first quarter of 2008, we recorded approximately $0.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.7 million in the first quarter of 2007. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented

84.1% of revenue during the first quarter of 2008, compared to 81.2% in the first quarter of 2007. Revenue from our three largest customers during the first quarter of 2008 were $11.5 million from Ingenico S. A. (“Ingenico”), $10.1 million from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), and $8.3 million from MEI, Inc. (formerly MEI Electronics) (“MEI”), representing 20.9%, 18.3% and 15.1% of total revenue for the first quarter of 2008, respectively. This compares with revenue of $14.4 million from Ingenico, $10.9 million from Harris and $8.3 million from MEI, representing 20.7%, 15.6% and 12.0% of total revenue for the first quarter of 2007, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2008 there were no significant changes in geographic mix, 44.5% of our revenue was attributable to our operations in Mexico, 28.3% in the U.S., and 27.3% in Canada. During the first quarter of 2007, 41.0% of our revenue was attributable to our operations in the Mexico, 32.9% in the United States and 26.1% in Canada. The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the first quarter of 2008 decreased by $2.1 million, or 32.3%, to $4.4 million when compared to the same period in 2007. This is largely due to reduced revenue levels, somewhat offset by recoveries from previous periods.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 11.1%, during the first quarter of 2008 to $3.2 million, from $3.6 million in the first quarter of 2007. The improvement from last year largely is the result of cost containment measures, improved accounts receivable collections allowing for a reduction in the allowance for doubtful accounts and a reduction in variable compensation.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Interest Expense

Interest expense decreased from $1.7 million in the first quarter of 2007 to $0.9 million for the first quarter of 2008, a decrease of $0.8 million resulting primarily from reduced debt levels and reduced interest rates due to market rate reductions as well as the refinancing done in mid 2007. Interest expense in the first quarter of 2008 included the amortization of deferred financing fees of $0.1 million, compared to $0.4 million in the first quarter of 2007. Interest expense in the first quarter of 2007 also included a reduction in interest expense of $0.1 million related to amortization of the value of cancelled warrants. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the amortization of cancelled warrants in the prior year, interest expense was $0.8 million for the first quarter of 2008 and $1.4 million for the first quarter of 2007. The weighted average interest rates with respect to the debt were 9.2% and 11.8% for each of the first quarters of 2008 and 2007, respectively.

Restructuring Recoveries

Restructuring recoveries in the first quarter of 2008 consist of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002.

Income Tax Expense

During the first quarter of 2008, the Company recorded a net income tax expense of $0.1 million related to minimum taxes in certain jurisdictions, compared to a net income tax recovery of $1.6 million, resulting from the reversal of accruals for which the statute of limitations expired, during the first quarter of 2007.

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

The Company had $332 of gross unrecognized tax benefits at January 1, 2008. At March 30, 2008 the Company had gross unrecognized tax benefits of $321, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months. The decrease during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB Statement No. 109, Accounting for Income Taxes, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions

Liquidity

Net cash provided by operating activities during the three months ended March 30, 2008 was $1.7 million, despite an increase in inventory. The cash generated resulted from profits generated by the Company, driven by gross profit, reduced selling, general and administrative costs, and lower cash interest costs, offset by an increase in net working capital requirements of $0.1 million primarily due to increases in inventory largely offset by decreases in accounts receivable and increases in accounts payable. The increase in inventory was due to a planned build as we transitioned a customer from Mexico to China, and certain shipments being deferred until April resulting in higher work in progress and finished goods at quarter end. Accounts receivable days sales outstanding were 56 and 52 days for each of the three months ended March 30, 2008 and April 1, 2007, respectively. Inventory turnover, on an annualized basis was, 5 times for the first quarter of 2008 and compared to 6 times for the first quarter of 2007. Accounts payable days outstanding were 72 days at the end of the first quarter of 2008 compared to 57 days for the same period in 2007.

Net cash used in financing activities during the three months ended March 30, 2008 was $1.2 million and in the three months ended April 1, 2007 was $3.7 million. During the three months ended March 30, 2008, the Company repaid debt of $1.0 million, while during the same period in 2007 the Company repaid debt of $3.6 million.

Net cash used by investing activities during the three months ended March 30, 2008 was $0.2 million and the three months ended April 1, 2007 was $0.3 million, primarily pertaining to additions of capital assets in both periods.

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

During the three months ended March 30, 2008, equipment of $0.7 million was acquired via a capital lease.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended March 30, 2008 was 9.2%. At March 30, 2008, the interest rate on our U.S. revolving credit facility would have been 8.75% based on the U.S. prime rate, our U.S. term debt bore interest at 9.32% based on LIBOR, and our Canadian term debt bore interest at 9.57% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.15 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 4T	Controls and Procedures

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

Changes in Internal Controls and Procedures

There was no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect these controls identified in connection with the most recent evaluation of these controls by the Company’s Principal Executive Officer and Principal Financial Officer.

Part II OTHER INFORMATION

Item 1A	Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of March 30, 2008.

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

Three of our largest customers were Ingenico, Harris and MEI, representing 20.9%, 18.3% and 15.1% of total revenue for the three months ended March 30, 2008, respectively. For the first quarter of 2008, our top ten largest customers (which includes Ingenico, Harris and MEI) collectively represented 84.1% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

On August 3, 2007, we entered into a new credit agreement with Wachovia Capital Finance Corporation and Monroe Capital LLC to refinance the Company’s short and long term debt. Under the new banking arrangements, Wachovia has provided a $40 million revolving credit facility and Monroe has provided $21.5 million in term debt. Our debt under the Wachovia Monroe Facilities could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited in our borrowing of additional funds and making strategic investments by restrictive covenants and the borrowing base formula in our credit arrangements.

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

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 13, 2008

EXHIBIT INDEX

Exhibit Number	Document
31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008.