Form 10-Q
period 2008-06-29
SMTC CORP
filed 2008-08-13
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of August 1, 2008, SMTC Corporation had 13,883,099 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 1, 2008, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,948,310 exchangeable shares outstanding, including 7,185,077 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company. Each exchangeable share is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

		June 29, 2008	December 31, 2007
Assets

Current assets:
Cash		$—	$182
Accounts receivable – net	Note 3	39,803	38,658
Inventories	Note 3	38,019	30,879
Prepaid expenses		1,403	940

		79,225	70,659
Property, plant and equipment – net	Note 3	17,047	22,295
Deferred financing fees	Note 3	1,206	1,410
Deferred income taxes	Note 7	512	483

		$97,990	$94,847

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable		$40,826	$37,172
Accrued liabilities	Note 3	8,395	7,272
Income taxes payable		582	604
Current portion of long-term debt	Note 4	2,600	3,071
Current portion of capital lease obligations		975	736

		53,378	48,855
Long-term debt	Note 4	21,893	17,913
Capital lease obligations		1,573	1,244
Commitments and contingencies	Note 10
Subsequent event	Note 4

Shareholders’ equity:	Note 5
Capital stock		7,587	7,854
Warrants		10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		249,367	248,888
Deficit		(246,175)	(240,274)

		21,146	26,835

		$97,990	$94,847

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue		$66,286	$66,110	$121,426	$135,587
Cost of sales		61,832	60,265	112,571	123,265

Gross profit		4,454	5,845	8,855	12,322
Selling, general and administrative expenses		4,238	4,118	7,427	7,690
Restructuring charges	Note 6	5,748	—	5,523	—

Operating (loss) earnings		(5,532)	1,727	(4,095)	4,632
Interest expense	Note 3	765	1,582	1,678	3,264

(Loss) earnings before income taxes		(6,297)	145	(5,773)	1,368
Income tax expense (recovery)	Note 7
Current		45	35	157	(1,445)
Deferred		(20)	—	(29)	(98)

		25	35	128	(1,543)

Net (loss) earnings, also being comprehensive (loss) income		$(6,322)	$110	$(5,901)	$2,911

Basic (loss) earnings per share		$(0.43)	$0.01	$(0.40)	$0.20
Diluted (loss) earnings per share		$(0.43)	$0.01	$(0.40)	$0.20
Weighted average number of shares outstanding
Basic		14,646,333	14,646,333	14,646,333	14,646,333
Diluted	Note 8	14,646,333	14,994,949	14,646,333	14,923,935

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended June 29, 2008 and July 1, 2007

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$(5)	$248,888	$(240,274)	$26,835
Stock-based compensation	—	—	—	212	—	212
Conversion of shares from exchangeable to common stock	(267)	—	—	267	—	—
Net loss	—	—	—	—	(5,901)	(5,901)

Balance, June 29, 2008	$7,587	$10,372	$(5)	$249,367	$(246,175)	$21,146

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	131	—	131
Conversion of shares from exchangeable to common stock	(2,979)	—	—	2,979	—	—
Net earnings	—	—	—	—	2,911	2,911

Balance, July 1, 2007	$8,990	$10,372	$(5)	$247,611	$(240,035)	$26,933

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cash provided by (used in):
Operations:
Net (loss) earnings	$(6,322)	$110	$(5,901)	$2,911
Items not involving cash:
Depreciation	740	1,222	1,864	2,531
Impairment of property, plant and equipment	4,921	—	4,921	—
Deferred income taxes	(20)	(15)	(29)	(103)
Non-cash interest	100	812	204	1,096
Stock-based compensation	288	1,001	496	1,138
Change in non-cash operating working capital:
Accounts receivable	(5,601)	5,393	(1,145)	5,637
Inventories	876	8,251	(7,140)	6,309
Prepaid expenses	(288)	(326)	(463)	(313)
Income taxes payable	(8)	32	(22)	(1,625)
Accounts payable	456	(5,097)	3,654	(2,312)
Accrued liabilities	293	(2,726)	726	(2,643)

	(4,565)	8,657	(2,835)	12,626
Financing:
Net borrowings (repayment) of long-term debt	4,529	(6,103)	3,509	(9,633)
Principal payment of capital lease obligations	(233)	(192)	(409)	(322)

	4,296	(6,295)	3,100	(9,955)
Investing:
Purchase of property, plant and equipment	(472)	(1,162)	(715)	(1,471)
Proceeds from sale of property, plant and equipment	268	—	268	—

	(204)	(1,162)	(447)	(1,471)

(Decrease) increase in cash and cash equivalents	(473)	1,200	(182)	1,200
Cash and cash equivalents, beginning of period	473	—	182	—

Cash and cash equivalents, end of the period	$—	$1,200	$—	$1,200

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past seven years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under an existing manufacturing arrangement with Alco. Having established a new manufacturing facility in China, we expect to operate under a joint venture agreement some time later this year. This new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through a new international sourcing and procurement office.

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

2.	Accounting changes, recent accounting pronouncements, and change in accounting estimate

Accounting changes:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 was adopted effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

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

Recent accounting pronouncements:

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of this standard is not anticipated to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact of EITF 07-5 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial statements.

Change in accounting estimate:

In the course of acquiring machinery and equipment for the fabrication business at the beginning of the second quarter of 2008, the Company conducted a review of the estimated useful life of machinery and equipment used in that business. Based on those findings, the estimated useful life of that class of assets was increased from 7 years to 15 years. This change in estimate was applied to all existing and new assets of this class on a prospective basis from March 31, 2008.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and six months ended for each of the consolidated statements of operations and consolidated statements of cash flows.

Consolidated statements of operations

Interest expense:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Long-term debt	$715	$1,541	$1,579	$3,164
Obligations under capital leases	50	41	99	100

Interest expense	$765	$1,582	$1,678	$3,264

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cash interest paid	$648	$573	$1,382	$1,792
Cash taxes paid – net	$33	$23	$131	$200
Property, plant and equipment acquired through capital lease	$268	$—	$977	$—

Consolidated balance sheets

Accounts receivable – net:

	June 29, 2008	December 31, 2007
Accounts receivable	$40,244	$39,371
Allowance for doubtful accounts	(441)	(713)

Accounts receivable – net	$39,803	$38,658

Inventories:

	June 29, 2008	December 31, 2007
Raw materials	$23,034	$22,576
Work in process	8,785	5,459
Finished goods	5,491	2,151
Other	709	693

Inventories	$38,019	$30,879

Property, plant and equipment – net:

	June 29, 2008	December 31, 2007
Cost:
Land	$1,648	$1,648
Buildings	9,721	9,677
Machinery and equipment (a)	31,370	30,377
Office furniture and equipment	4,388	4,376
Computer hardware and software	9,203	9,015
Leasehold improvements	8,998	13,675

	65,328	68,768

Less accumulated depreciation:
Land	—	—
Buildings	(4,027)	(3,775)
Machinery and equipment (a)	(22,730)	(21,531)
Office furniture and equipment	(4,276)	(4,238)
Computer hardware and software (b)	(8,514)	(8,407)
Leasehold improvements	(8,734)	(8,522)

	(48,281)	(46,473)

Property, plant and equipment – net	$17,047	$22,295

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,084 and $6,375, and associated accumulated depreciation of $2,530 and $2,056, as of June 29, 2008 and December 31, 2007, respectively. The related depreciation expense for the three months ended June 29, 2008 and July 1, 2007 was $235 and $208, respectively. Related depreciation expense for the six months ended June 29, 2008 and July 1, 2007 was $474 and $415, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $268 and $0, and associated accumulated depreciation of $7 and $0, as of June 29, 2008 and December 31, 2007, respectively. The related depreciation expense for both the three and six months ended June 29, 2008 was $7. There was no depreciation expense for computer hardware and software under capital lease for the three and six months ended July 1, 2007.

Deferred financing fees:

	June 29, 2008	December 31, 2007
Deferred financing fees	$3,403	$3,403
Less: accumulated amortization	(2,197)	(1,993)

Deferred financing fees – net	$1,206	$1,410

Accrued liabilities:

	June 29, 2008	December 31, 2007
Customer related	$1,688	$1,077
Interest and financing related	407	345
Payroll	2,663	2,605
Professional services	801	1,260
Restructuring	309	70
Vendor related	932	277
Miscellaneous taxes	212	210
Other	1,383	1,428

Accrued liabilities	$8,395	$7,272

4.	Long term debt

	June 29, 2008	December 31, 2007
Senior debt:
Revolving	$5,296	$252
Term	19,197	20,732

	24,493	20,984
Less: Current portion of long-term debt	(2,600)	(3,071)

Long-term debt	$21,893	$17,913

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements, expiring August 4, 2012 with Wachovia, the Company’s existing senior lender, and Monroe Capital Management Advisors LLC in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provided for a $40,000 revolving credit facility and a $21,500 term loan. The proceeds of the loans were used to repay existing debt and provided for working capital needs. The availability under the revolving credit facilities was subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bore interest at the U.S. Prime rate. The term loan bore interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The Wachovia Monroe Facilities replaced all previous credit facilities, including the senior revolving credit facilities and term debt provided by Wachovia, and subordinated term debt held by a syndicate of lenders.

The Wachovia Monroe Facilities were jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company incurred costs of $1,409 related to the completion of the Wachovia Monroe Facilities in 2007. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

During the quarter, the Company was informed that Monroe had assigned all of its rights, title and interest in the term debt to a fund held by Garrison Investment Group LLC (“Garrison”).

Subsequent to the end of the quarter, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia and Export Development Canada (“EDC”) dated August 7, 2008 (the “Wachovia EDC Facilities”). Under the amendment, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the revolving credit facility from $40,000 to $45,000. Also under this amendment, EDC replaces Garrison as the term debt lender. The proceeds from the EDC term debt of $13,000, together with the increased borrowing capacity, were used to repay the entire remaining Garrison loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed and restrictions on certain investments and expenditures have been removed.

At June 29, 2008 and December 31, 2007, there were Canadian dollar denominated cash balances of $850 and $1,362 respectively, which were classified as an offset to debt balances as they were required to be used to reduce the outstanding revolving credit facilities.

The Wachovia EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The term loan is repayable in quarterly installments of $650 to $975, with the remaining amounts outstanding due at maturity, as specified in the repayment schedule of the loan agreement.

Financial covenants:

The Company is in compliance with the financial covenants included in the Wachovia EDC Facilities as at June 29, 2008. Continued compliance with the financial covenants for the next twelve months is dependent on the Company achieving certain minimum forecast results. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

Classification of current portion of long-term debt:

The classification of the current and long-term portion of long-term debt reflects the repayment terms of the new Wachovia EDC facilities which replaced the Wachovia Monroe facilities on August 7, 2008.

5.	Capital stock

Common shares

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as of June 29, 2008:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	791,533	$7,489
Shares issued pursuant to:
Conversion to common stock	(28,300)	(267)

Balance at end of the period	763,233	$7,222

Common shares:
Balance at beginning of the six month period	13,854,799	$365
Shares issued pursuant to:
Conversion of exchangeable shares	28,300	—

Balance at end of the period	13,883,099	$365

Special voting stock:
Balance at beginning of the six month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,587

Warrants
Common share warrants:
Balance at beginning of the six month period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants:
Balance at beginning of the six month period	16,675,000	$7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. There were no options granted during the three or six month periods ended June 29, 2008. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended June 29, 2008 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2007	1,373,554	$2.32
Options forfeited	(661)	$5.36

Outstanding at June 29, 2008	1,372,893	$2.32	$3,179	6.3

Exercisable at June 29, 2008	567,058	$3.00	$1,700	6.5

During the three month periods ended June 29, 2008 and July 1, 2007, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $124 and $65, respectively. For the six month periods ended June 29, 2008 and July 1, 2007, the corresponding amounts recorded were $212 and $131, respectively. At June 29, 2008, compensation expense of $474 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units are granted to directors and the Chief Executive Officer of the Company as remuneration. During the three and six months ended June 29, 2008, 9,375 and 25,715 deferred share units were granted, respectively. During the three and six months ended July 1, 2007, 8,040 and 154,515 deferred share units were granted, respectively.

At June 29, 2008 and December 31, 2007, 371,260 and 345,545 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the three and six months ended June 29, 2008 was $164 and $284, respectively, compared with $935 and $1,006 for the three and six months ended July 1, 2007.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6.	Restructuring and other charges

During 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2002 Plan”) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangibles; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. In 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”). During the third quarter of 2007 the Company effected further changes to its manufacturing operations (the “2007 Plan”). In the second quarter of 2008 the Company undertook cost reduction initiatives while rebalancing manpower levels (the “2008 Plan”).

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan as at either December 31, 2007 or June 29, 2008.

During the three months ended June 29, 2008 the Company made severance payments of $30 under the 2006 Plan. During the three months ended July 1, 2007, the Company made severance payments of $79 under the 2006 Plan. During the six months ended June 29, 2008 the Company made severance payments of $70 under the 2006 Plan. During the six months ended July 1 2007, the Company made severance payments of $198 under the 2006 Plan.

There were no remaining accrued amounts related to the 2007 Plan as at either December 31, 2007, or June 29, 2008.

In the second quarter of 2008, the Company recorded a restructuring charge of $5,748, consisting of a $518 severance charge at our Chihuahua facility, a $159 severance charge at our Boston facility, a $150 severance charge at the corporate level, and a $4,921 asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico, as a result of the planned movement of production to the Company’s China facility, and also in Boston, due to reduced revenues. The asset impairment charge was largely related to a write off of leasehold improvements acquired in 2000 at our Boston facility and was calculated using discounted cash flows.

The following table details the change in the restructuring accrual, for the three and six months ended June 29, 2008, relating to the 2006 Plan:

Severance
2006 Plan
Balance as at December 31, 2007	$70
Payments	(40)

Balance as at March 30, 2008	30
Payments	(30)

Balance as at June 29, 2008	$0

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities as at June 29, 2008 related to the 2008 Plan:

	Asset impairment	Severance	Total
2008 Plan
2008 charges	$4,921	$827	$5,748
Non-cash charges	(4,921)	—	(4,921)
Cash payments	—	(518)	(518)

Balance as at June 29, 2008	$—	$309	$309

7.	Income taxes

During the three months ended June 29, 2008, the Company recorded a net income tax expense of $25 related to minimum taxes in certain jurisdictions, and a net income tax expense of $35 during the three months ended July 1, 2007. During the six months ended June 29, 2008, the Company recorded a net income tax expense of $128 related to minimum taxes in certain jurisdictions.

During the six months ended July 1, 2007, the Company recorded a net recovery of $1,543 as a result of the reversal of certain income tax accruals for which the statute of limitations expired.

At December 31, 2007, the Company had total net operating loss (“NOL”) carry forwards of $84,895, of which $2,458 will expire in 2010, $1,259 will expire in 2012, $10,278 will expire in 2014, $4,155 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $40,784 will expire in 2021, and the remainder will expire between 2022 and 2027.

The Company had $332 of gross unrecognized tax benefits at January 1, 2008. At June 29, 2008 the Company had gross unrecognized tax benefits of $325, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months. The decrease during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company had approximately $138 and $137 accrued for interest and penalties as of June 29, 2008 and December 31, 2007, respectively. The increase for the first six months of 2008 is primarily due to the recording of incremental interest on existing uncertain positions for the period, offset by the impact of foreign exchange revaluation.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333	14,646,333
Dilutive stock options (a)	—	348,616	—	277,602

Diluted weighted average shares outstanding	14,646,333	14,994,949	14,646,333	14,923,935

(a)

Dilutive stock options were determined using the treasury stock method. For the three months ended June 29, 2008 and July 1, 2007, the average share price used was $2.16 and $3.86 per share, respectively. For the six months ended June 29, 2008 and July 1, 2007, the average share price was $1.86 and $3.31, respectively

For both the three and six months ended June 29, 2008, the calculation did not include 1,372,893 stock options, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

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

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the second quarter of 2008 with the establishment of the new facility in China. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three and six months ended June 29, 2008 and July 1, 2007:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues
U.S.	$17,515	$26,033	$33,355	$48,956
Canada	19,076	16,254	35,157	35,477
Mexico	23,889	26,577	50,072	57,332
Asia	11,389	—	11,389	—

Total	$71,869	$68,864	$129,973	$141,765

Intersegment revenue
U.S.	$(141)	$(73)	$(390)	$(122)
Canada	(1,865)	(911)	(2,911)	(2,000)
Mexico	(3,577)	(1,770)	(5,246)	(4,056)

Total	$(5,583)	$(2,754)	$(8,547)	$(6,178)

Net external revenue
U.S.	$17,374	$25,960	$32,965	$48,834
Canada	17,211	15,343	32,246	33,477
Mexico	20,312	24,807	44,826	53,276
Asia	11,389	—	11,389	—

Total	$66,286	$66,110	$121,426	$135,587

EBITA
U.S.	$183	$1,925	$459	$2,978
Canada	(520)	126	105	834
Mexico	221	(324)	532	820
Asia	332	—	332	—

Total	$216	$1,727	$1,428	$4,632

Interest	765	1,582	1,678	3,264
Restructuring charges	5,748	—	5,523	—

(Loss) earnings before income taxes	$(6,297)	$145	$(5,773)	$1,368

Capital additions

The following table contains capital additions for the three and six months ended June 29, 2008 and July 1, 2007:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S.	$16	$79	$496	$173
Canada	343	204	415	268
Mexico	381	879	781	1,030

Total	$740	$1,162	$1,692	$1,471

	June 29, 2008	December 31, 2007
Long-lived assets (a)
U.S.	$1,059	$5,891
Canada	2,692	2,770
Mexico	13,296	13,634

Total	$17,047	$22,295

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended June 29, 2008 and July 1, 2007:

	Three months ended		Six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S.	$21,492	$32,537	$53,611	$53,963
Canada	27,510	24,221	38,839	62,193
Europe	9,046	1,254	11,514	3,134
Asia	8,146	522	9,884	1,866
Mexico	92	7,576	7,578	14,431

Total	$66,286	$66,110	$121,426	$135,587

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

During the three months ended June 29, 2008, three customers individually comprised 23.4%, 19.1% and 14.7% (July 1, 2007, three customers – 16.0%, 15.7% and 13.1%) of total revenue across all geographic segments. During the six months ended June 29, 2008, three customers individually comprised 22.3%, 18.8% and 14.9%; (July 1, 2007, three customers – 18.3%, 14.4% and 13.9%) of total revenue across all geographic segments. As of June 29, 2008, these customers represented 46%, 4% and 12%, respectively, (December 31, 2007, three customers – 29%, 9% and 12%, respectively) of the Company’s trade accounts receivable.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1,000 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2008

The first quarter is traditionally a challenging quarter for the Company and the industry. Revenue levels were somewhat lower than expected in the first quarter, the result of lower order levels from several customers and softness in certain customer end markets including semi-conductor capital and construction related equipment. Order levels from certain larger customers came in lower than management’s expectations due to several factors including end market softness and product life cycle fluctuations. However, despite lower revenues, the Company remained profitable in the first quarter and continued to generate cash and reduce debt as planned.

In the second quarter, sales increased 20% to $66.3 million over the first quarter of 2008 with growth from both longstanding customers and newer customers. However, operating earnings were adversely affected by sales mix and higher labor and overhead costs in part due to shifting production from the Company’s Mexico site to its China facility. Accordingly, the Company initiated several cost reduction initiatives, resulting in a charge of $0.8 million in severance, mainly in Mexico and Boston, and a $4.9 million non-cash asset impairment charge for leasehold improvements in our Boston facility. Cash generation did not meet the expected target as two of our larger customers withheld payments until after the end of the quarter totaling approximately $8 million. These payments were received the first week of July.

We were highly successful in ramping the new China facility to full production with continued excellent customer satisfaction. Our China facility produced approximately $11.4 million in revenue in the quarter. While we are currently operating under a pre-existing manufacturing arrangement with Alco, we expect to operate under a joint venture arrangement within the second half of the year. Our new Enclosures Systems operations in Mexico had a number of qualification builds and initial production. This site is expected to increase production in the third quarter.

To improve financial flexibility and reduce interest rates, the Company entered into a second amended financing agreement with Wachovia and Export Development Canada (“EDC”) subsequent to the end of the quarter, dated August 7, 2008 (the “Wachovia EDC Facilities”). Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million.

Also under this amendment, EDC replaces Garrison as the term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison term loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Covenants were changed and restrictions on certain investments and expenditures were improved.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 14 of the consolidated financial statements included with the Annual Report on Form 10-K filed on March 31, 2008.

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended June 29, 2008		Three months ended July 1, 2007		Change 2008 to 2007
	$	%	$	%	$	%
Revenue	$66.3	100.0%	$66.1	100.0%	$0.2	0.3%
Cost of sales	61.8	93.2%	60.3	91.2%	1.5	2.5%

Gross profit	4.5	6.8%	5.8	8.8%	(1.3)	(22.4)%

Selling, general and administrative expenses	4.3	6.5%	4.0	6.1%	0.3	7.5%
Restructuring charges	5.7	—	—	—	5.7	NA

Operating (loss) earnings	(5.5)	0.3%	1.8	2.7%	(7.3)	NA
Interest expense	0.8	1.2%	1.6	2.4%	(0.8)	(50.0)%

(Loss) earnings from continuing operations before income taxes	(6.3)	(9.5)%	0.2	0.3%	(6.5)	NA
Income tax expenses
Current	—	0.0%	0.1	0.2%	(0.1)	NA
Deferred	—	0.0%	—	0.0%	—	NA

	—	0.0%	0.1	0.2%	(0.1)	NA

Net (loss) earnings	$(6.3)	(9.5)%	$0.1	0.2%	$(6.4)	NA

Quarter ended June 29, 2008 compared with the quarter ended July 1, 2007:

Revenue

Revenue of $66.3 million for the second quarter of 2008 was unchanged overall from the second quarter of 2007, however the composition of our revenue has changed. The second quarter of 2008 compared with 2007 shows positive growth from newer customers of approximately $3 million as well as strong growth from several of our longstanding customers totaling approximately $9 million, two with record quarters. However, revenues in 2008 continue to be negatively impacted by demand reductions primarily from certain longstanding customers experiencing end market softness in the construction and semi-conductor equipment sectors, as well as product life cycle changes.

During the second quarter of 2008, revenue from the industrial sector increased compared with the same quarter of 2007, $47.6 million for the second quarter of 2008 compared with $42.6 million for the same period in 2007, a result of the growth referred to above being generated largely by our industrial customers. Accordingly, revenue from the industrial sector represented an increased share of our business at 71.8% of revenue in the second quarter of 2008, compared with 64.4% of revenue in the second quarter of 2007.

Revenue from the communications sector decreased compared with the same quarter of 2007, $8.3 million for the second quarter of 2008 compared with $10.1 million in 2007, which represented 12.5% of revenue in the second quarter of 2008, compared with 15.3% of revenue in the second quarter of 2007 largely due to short-term variations in customer business levels. Revenue from the networking and enterprise computing sector decreased compared with the same quarter of 2007, $10.4 million for the second quarter of 2008 compared with $13.4 million in 2007, which represented 15.7% of revenue in the second quarter of 2008, down from 20.3% of revenue in the second quarter of 2007, largely due to customers experiencing end market softness in the semi-conductor capital business and product life cycle changes.

During the second quarter of 2008, we recorded approximately $1.6 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.9 million in the second quarter of 2007. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 84.4% of revenue during the second quarter of 2008, compared with 82.6% in the second quarter of 2007. Revenue from our three largest customers during the second quarter of 2008 were $15.5 million from Ingenico S. A. (“Ingenico”), $12.7 million from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), and $9.7 million from MEI, Inc. (formerly MEI Electronics) (“MEI”), representing 23.4%, 19.1% and 14.7% of total revenue for the second quarter of 2008, respectively. This compares with revenue of $10.6 million from Harris, $10.4 million from Ingenico, and $8.6 million from MEI, representing 16.0%, 15.7% and 13.1% of total revenue for the second quarter of 2007, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2008 production for one customer was shifted from Mexico to the new China facility. 30.6% of our revenue was attributable to our operations in Mexico, 26.2% in the U.S., 26.0% in Canada, and 17.2% in Asia. During the second quarter of 2007, 37.5% of our revenue was attributable to our operations in the Mexico, 39.3% in the United States and 23.2% in Canada. The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the second quarter of 2008 decreased by $1.3 million, or 22.4%, to $4.5 million compared with the same period in 2007. This is largely due to a reduced revenue level in our Enclosures Systems division in Boston and the resulting effect on fixed costs, additional costs related to the new operations, a change in customer mix and higher labor costs in certain sites.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or 7.5%, during the second quarter of 2008 to $4.3 million, from $4.0 million in the second quarter of 2007.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Interest Expense

Interest expense decreased from $1.6 million in the second quarter of 2007 to $0.8 million for the second quarter of 2008, a decrease of $0.8 million primarily resulting from reduced debt levels and lower interest rates due to market rate reductions as well as the refinancing completed in mid 2007. Interest expense in the second quarter of 2008 included the amortization of deferred financing fees of $0.1 million, compared with $0.4 million in the second quarter of 2007. Interest expense in the second quarter of 2007 also included a reduction in interest expense of $0.1 million related to amortization of the value of cancelled warrants. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the amortization of cancelled warrants in the prior year, interest expense was $0.7 million for the second quarter of 2008 and $1.3 million for the second quarter of 2007. The weighted average interest rates with respect to the debt were 6.8% and 10.1% for each of the second quarters of 2008 and 2007, respectively.

Restructuring Charges

In the second quarter of 2008, the Company recorded a restructuring charge of $5.7 million, consisting of a $0.5 million severance charge at our Chihuahua facility, a $0.2 million severance charge at our Boston facility, a $0.1 million severance charge at the corporate level, and a $4.9 million asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico as a result of the planned movement of production to the Company’s China facility, and also in Boston, due to reduced revenues. The asset impairment charge was largely related to a write off of leasehold improvements in our Boston facility.

Income Tax Expense

During the second quarters of 2007 and 2008, the Company recorded no net income tax expense.

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

The Company had $0.3 million of gross unrecognized tax benefits at January 1, 2008 and June 29, 2008, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

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

The following table sets forth summarized operating results in millions of U.S. $ for the periods ended:

	Six months ended June 29, 2008		Six months ended July 1, 2007		Change 2008 to 2007
	$	%	$	%	$	%
Revenue	$121.4	100.0%	$135.6	100.0%	$(14.2)	(10.5)%
Cost of sales	112.6	92.8%	123.3	90.9%	(10.7)	(8.7)%

Gross profit	8.8	7.2%	12.3	9.1%	(3.5)	(28.5)%
Selling, general and administrative expenses	7.4	6.1%	7.6	5.6%	(0.2)	(2.6)%
Restructuring charges	5.5	4.5%		0.0%	5.5	NA

Operating earnings	(4.1)	(3.4)%	4.7	3.5%	(8.8)	(187.2)%
Interest expense	1.7	1.4%	3.3	2.4%	(1.6)	(48.5)%

Earnings from continuing operations before income taxes	(5.8)	(4.8)%	1.4	1.0%	(7.2)	(514.3)%
Income tax (recovery) expenses
Current	0.1	0.1%	(1.4)	(1.0)%	1.5	NA
Deferred	—	0.0%	(0.1)	(0.1)%	0.1	NA

	0.1	0.1%	(1.5)	(1.1)%	1.6	NA

Net earnings from continuing opertions	$(5.9)	(4.9)%	$2.9	2.1%	$(8.8)	(303.4)%

Six months ended June 29, 2008 compared with six months ended July 1, 2007

Revenue

Revenue decreased $14.2 million, or 10.5%, from $135.6 million for the first six months of 2007 to $121.4 million for the first six months of 2008. With second quarter revenues unchanged, the decrease in revenue is due to lower first quarter revenues in 2008 compared with the first quarter of 2007. The first quarter of 2007 was particularly strong, led by a record first quarter for one of our larger customers, in what is traditionally a weaker quarter for SMTC and the industry. Overall, the first half of 2008 was negatively impacted by a reduction of revenue from longstanding customers experiencing end market softness in the construction and semi-conductor equipment sector, a reduction from a longstanding customer experiencing fluctuations due to product life cycle and, a newer customer that is incurring some quarter to quarter production requirement fluctuations due to inventory corrections.

During the first six months of 2008, revenue from the industrial sector represented 69.5% of revenue compared to 66.7% of revenue for the first six months of 2007. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 17.6% and 12.9%, respectively, for the first six months of 2008 compared with 18.8% and 14.5%, respectively, for the first six months of 2007.

Revenue generated from the industrial sector decreased $6.0 million in the first six months of 2008 compared to the first six months of 2007 at $84.4 million and $90.4 million, respectively. The corresponding increase in the percentage of revenue generated from the industrial sector in the first six months of 2008 compared with the first six months of 2007 is due largely to the growth in revenue from Ingenico, MEI and Harris in the first six months of 2008.

In both relative and absolute terms, the revenue generated from the communications sector in the first six months declined. The absolute dollars declined $4.0 million from $19.6 million in the first six months of 2007 to $15.6 million in the first six months of 2008 largely due to a decline in revenue from longstanding customers somewhat offset by growth in volume from several smaller customers. The percentage of revenue generated from the communications sector in the first six months of 2008 compared with the same period last year declined in relative terms due in part to a decline from longstanding customers, as well as in large part due to the significant increase in growth in the industrial sector.

In absolute terms the revenue generated from the enterprise computing and networking sector in the first six months of 2008 when compared with the first six months of 2007 decreased $4.1 million, from $25.5 million to $21.4 million largely due to a customer experiencing weakness in the semi-conductor equipment market. In relative terms, the percentage of revenue generated from the enterprise computing and networking sector in the first six months of 2008 compared with the first six months of 2007 decreased largely due to the significant increase in growth in the industrial sector.

During the first six months of 2008, we recorded approximately $2.3 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.1 million in the first six months of 2007. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2008, the Company’s ten largest customers represented 83.4% of revenue compared with 81.3% for the same period last year. Revenue from our largest customers during the first six months of 2008 was $27.0 million from Ingenico, $22.8 million from Harris and $18.1 million from MEI representing 22.3%, 18.8%, and 14.9%, respectively, of total revenue for the period. This compares with revenue of $24.8 million from Ingenico, $19.5 million from MEI, and $18.9 million from Harris representing 18.3%, 14.4%, and 13.9%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2008, 36.9% of our revenue was produced from operations in Mexico, 27.1% from the United States, 26.6% from Canada, and 9.4% from Asia. During the first six months of 2007, 39.3% of our revenue was produced from operations in Mexico, 36.0% from the United States and 24.7% from Canada. During the second quarter of 2008, production for Ingenico was shifted from Mexico to our new China facility.

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

Gross Profit

Gross profit decreased $3.5 million from $12.3 million, or 9.1% of revenue, for the first six months of 2007 to $8.8 million, or 7.2% of revenue, for the first six months of 2008. The decrease in the gross margin in the first six months of 2008 is largely due to reduced revenue, increased labor and overhead costs, partially due to currency rates, and customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million from $7.6 million, or 5.6% of revenue, for the first six months of 2007 to $7.4 million, or 6.1% of revenue, for the first six months of 2008. The decrease is related to stock-based compensation expense in 2007, somewhat offset by variable compensation costs.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

The Company recorded a restructuring recovery in the first quarter of 2008, consisting of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002. In the second quarter of 2008, the Company recorded a restructuring charge of $5.7 million, consisting of a $0.5 million severance charge at our Chihuahua facility, a $0.2 million severance charge at our Boston facility, a $0.1 million severance charge at the corporate level, and a $4.9 million asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico as a result of the planned movement of production to the Company’s China facility, and also in Boston, due to reduced revenues. The asset impairment charge was largely related to a write off of leasehold improvements in our Boston facility.

Interest Expense

Interest expense decreased $1.6 million from $3.3 million for the first six months of 2007 to $1.7 million for the first six months of 2008, primarily due to reduced debt levels and reduced interest rates as a result of the refinancing completed in 2007. Interest expense for the first six months of 2008 includes the amortization of deferred financing fees of $0.2 million, while interest expense for the first six months of 2007 included amortization of deferred financing fees of $0.8 million, offset by a reduction in interest expense of $0.2 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.5 million for the first six months of 2008 and $2.7 million for the first six months of 2007. The weighted average interest rates with respect to the debt for the first six months of 2008 and 2007 were 7.3% and 10.1%, respectively.

Income Tax Expense

During the first six months of 2008, the Company recorded a net income tax expense of $0.1 million related to minimum taxes in certain jurisdictions, compared with a net income tax recovery of $1.5 million, resulting from the reversal of accruals for which the statute of limitations expired, during the first six months of 2007.

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

The Company had $0.3 million of gross unrecognized tax benefits at January 1, 2008 and at June 29, 2008, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

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

Liquidity

Net cash used in operating activities during the six months ended June 29, 2008 was $2.8 million. The use of cash resulted from an increase in net working capital requirements of $4.4 million primarily due to increases accounts receivable and inventory, partially offset by an increase in accounts payable. The increase in accounts receivable was due to the timing of receipts for two large customer accounts, while the increase in inventory was related to a planned build as we transitioned a customer from Mexico to China. Accounts receivable days sales outstanding were 53 days for each of the six months ended June 29, 2008 and July 1, 2007. Inventory turnover, on an annualized basis was, 6.5 times for the six months ended June 29, 2008 and compared to 6.8 times for the six months ended July 1, 2007. Accounts payable days outstanding were 66 days at the end of the second quarter of 2008 compared to 51 days for the same period in 2007.

Net cash provided by financing activities during the six months ended June 29, 2008 was $3.1 million and in the six months ended July 1, 2007 net cash used was $10.0 million. During the six months ended June 29, 2008, the Company borrowed $3.5 million, while during the same period in 2007 the Company repaid debt of $9.6 million.

Net cash used by investing activities during the six months ended June 29, 2008 was $0.5 million and the six months ended July 1, 2007 was $1.5 million, pertaining to additions of property, plant and equipment in both periods.

Capital Resources

To improve financial flexibility and reduce interest rates, the Company entered into a second amended financing agreement with Wachovia and Export Development Canada (“EDC”) subsequent to the end of the quarter, dated August 7, 2008 (the “Wachovia EDC Facilities”). Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Also under this amendment, EDC replaces Garrison as the term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed as were restrictions on certain investments and expenditures.

We believe that cash generated from operations, available cash and amounts available under our Wachovia EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia EDC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During the six months ended June 29, 2008, equipment of $1.0 million was acquired via capital leases.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended June 29, 2008 was 6.8%. At June 29, 2008, the interest rate on our U.S. revolving credit facility would have been 6.25% based on the U.S. prime rate, our U.S. term debt bore interest at 6.38% based on LIBOR, and our Canadian term debt bore interest at 6.38% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar versus the Canadian dollar results in an annual change in expenses of approximately $0.15 million. The strengthening of the Canadian dollar would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of June 29, 2008.

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

Three of our largest customers were Ingenico, Harris and MEI, representing 23.4%, 19.1% and 14.7% of total revenue for the three months ended June 29, 2008, respectively. For the second quarter of 2008, our top ten largest customers (which includes Ingenico, Harris and MEI) collectively represented 84.4% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 7, 2008, we entered into an amended financing agreement with Wachovia and Export Development Canada to refinance the Company’s short and long term debt. Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Also under this amendment, EDC replaces Garrison as the term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Covenants were changed and restrictions on certain investments and expenditures. Our debt under the Wachovia EDC Facilities could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our Wachovia EDC Facilities. These covenants, applicable to specific twelve month rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a minimum fixed charge coverage ratio, (iii) a maximum total debt to EBITDA ratio, and (iv) maximum capital expenditures. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the Wachovia EDC Facilities.

•	Our Wachovia EDC Facilities contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wachovia EDC Facilities or successor facilities.

Item 5 Other Information

During the quarter, the Company was informed that Monroe had assigned all of its rights, title and interest in the term debt to a fund held by Garrison Investment Group LLC.

On August 7, 2008, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia and Export Development Canada dated August 7, 2008. Under the amendment, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40,000 to $45,000. Also under this amendment, EDC replaces Garrison as the term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed as were restrictions on certain investments and expenditures.

In addition, the Board of Directors of the Company also approved the amended and restated by-laws, which have been revised to remove all provisions granting privileges to any individual shareholder, to increase to three the number of nominees to the board a stockholder may recommend each year and to remove the minimum stock ownership qualification for stockholder nominees.

Item 6 Exhibits

3.1	Amended and restated by-laws of the Company

10.1	Second Amended and Restated U.S. Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, and SMTC Mex Holdings, Inc.

10.2	Second Amended and Restated Canadian Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Canada), and SMTC Manufacturing Corporation of Canada.

10.3	Amending Agreement dated August 7, 2008.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 13, 2008

EXHIBIT INDEX

3.1	Amended and restated by-laws of the Company

10.1	Second Amended and Restated U.S. Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, and SMTC Mex Holdings, Inc.

10.2	Second Amended and Restated Canadian Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Canada), and SMTC Manufacturing Corporation of Canada.

10.3	Amending Agreement dated August 7, 2008.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008.