Form 10-Q
period 2008-09-28
SMTC CORP
filed 2008-11-12
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 1, 2008, SMTC Corporation had 13,894,884 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of November 1, 2008, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 7,948,310 exchangeable shares outstanding, including 7,196,862 exchangeable shares held by SMTC Corporation’s wholly-owned subsidiary, SMTC Nova Scotia Company. Each exchangeable share is exchangeable into one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

		September 28, 2008	December 31, 2007
Assets
Current assets:
Cash		$2,000	$182
Accounts receivable – net	Note 3	30,439	38,658
Inventories	Note 3	40,650	30,879
Prepaid expenses		1,795	940

		74,884	70,659
Property, plant and equipment – net	Note 3	16,617	22,295
Deferred financing fees	Note 3	698	1,410
Deferred income taxes	Note 8	489	483

		$92,688	$94,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable		$40,657	$37,172
Accrued liabilities	Note 3	8,624	7,272
Income taxes payable		560	604
Current portion of long-term debt	Note 4	2,250	3,071
Current portion of capital lease obligations		917	736

		53,008	48,855
Long-term debt	Note 4	16,927	17,913
Capital lease obligations		1,386	1,244
Commitments and contingencies	Note 11
Shareholders’ equity:	Note 5
Capital stock		7,482	7,854
Warrants		10,372	10,372
Loans receivable		(5)	(5)
Additional paid-in capital		249,550	248,888
Deficit		(246,032)	(240,274)

		21,367	26,835

		$92,688	$94,847

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue		$60,073	$54,046	$181,499	$189,633
Cost of sales		55,258	50,621	167,829	173,886

Gross profit		4,815	3,425	13,670	15,747
Selling, general and administrative expenses		3,461	2,676	10,888	10,366
Restructuring charges	Note 6	—	242	5,523	242
Loss on extinguishment of debt	Note 7	613	371	613	371

Operating earnings (loss)		741	136	(3,354)	4,768
Interest expense	Note 3	569	1,265	2,247	4,529

Earnings (loss) before income taxes		172	(1,129)	(5,601)	239
Income tax expense (recovery)	Note 8
Current		6	64	163	(1,381)
Deferred		23	—	(6)	(98)

		29	64	157	(1,479)

Net earnings (loss), also being comprehensive income (loss)		$143	$(1,193)	$(5,758)	$1,718

Basic earnings (loss) per share		$0.01	$(0.08)	$(0.39)	$0.12
Diluted earnings (loss) per share		$0.01	$(0.08)	$(0.39)	$0.11
Weighted average number of shares outstanding
Basic		14,646,333	14,646,333	14,646,333	14,646,333
Diluted	Note 9	14,729,485	14,646,333	14,646,333	14,947,018

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 28, 2008 and September 30, 2007

(Unaudited)

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$(5)	$248,888	$(240,274)	$26,835
Stock-based compensation	—	—	—	290	—	290
Conversion of shares from exchangeable to common stock	(372)	—	—	372	—	—
Net loss	—	—	—	—	(5,758)	(5,758)

Balance, September 28, 2008	$7,482	$10,372	$(5)	$249,550	$(246,032)	$21,367

	Capital stock	Warrants	Loans receivable	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$(5)	$244,501	$(242,946)	$23,891
Stock-based compensation	—	—	—	196	—	196
Conversion of shares from exchangeable to common stock	(4,115)	—	—	4,115	—	—
Net earnings	—	—	—	—	1,718	1,718

Balance, September 30, 2007	$7,854	$10,372	$(5)	$248,812	$(241,228)	$25,805

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cash provided by (used in):
Operations:
Net earnings (loss)	$143	$(1,193)	$(5,758)	$1,718
Items not involving cash:
Depreciation	724	1,225	2,588	3,756
Loss on disposition of property, plant and equipment	—	9	—	9
Impairment of property, plant and equipment	—	—	4,921	—
Deferred income taxes	23	8	(6)	(95)
Non-cash interest	91	422	295	1,518
Stock-based compensation	(279)	(1,003)	217	135
Loss on extinguishment of debt	613	269	613	269
Change in non-cash operating working capital:
Accounts receivable	9,364	4,636	8,219	10,273
Inventories	(2,631)	(310)	(9,771)	5,999
Prepaid expenses	(392)	96	(855)	(217)
Income taxes payable	(22)	58	(44)	(1,567)
Accounts payable	(169)	5,057	3,485	2,746
Accrued liabilities	640	539	1,366	(2,104)

	8,105	9,813	5,270	22,440

Financing:
Increase in long term debt	13,800	21,500	13,800	21,500
Repayment of long-term debt	(19,116)	(30,378)	(15,607)	(40,012)
Principal payment of capital lease obligations	(245)	(158)	(654)	(480)
Deferred financing fees	(250)	(1,362)	(250)	(1,362)

	(5,811)	(10,398)	(2,711)	(20,354)

Investing:
Purchase of property, plant and equipment	(294)	(287)	(1,009)	(1,758)
Proceeds from sale of property, plant and equipment		—	268	—

	(294)	(287)	(741)	(1,758)

Increase in cash and cash equivalents	2,000	(872)	1,818	328
Cash and cash equivalents, beginning of period	—	1,200	182	—

Cash and cash equivalents, end of the period	$2,000	$328	$2,000	$328

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past seven years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under an existing manufacturing arrangement with Alco. Having established a new manufacturing facility in China, we expect to operate under a joint venture agreement in due course. This new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through a new international sourcing and procurement office.

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

2.	Accounting changes, recent accounting pronouncements, and change in accounting estimate

Accounting changes:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 was adopted effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was adopted effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements as the Company did not choose to measure any applicable financial assets or financial liabilities at fair value.

In December 2007, the SEC issued SAB 110, Share-Based Payment (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 became effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 did not have a material impact on the Company’s consolidated balance sheets, statements of operations and cash flows.

Recent accounting pronouncements:

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS 162 to achieve that result. SFAS 162 becomes effective November 15, 2008. The adoption of this standard is not anticipated to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is assessing the impact of EITF 07-5 on its consolidated financial statements.

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

Consolidated statements of operations

Interest expense:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Long-term debt	$516	$1,212	$2,095	$4,376
Obligations under capital leases	53	53	152	153

Interest expense	$569	$1,265	$2,247	$4,529

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cash interest paid	$655	$913	$2,037	$3,104
Cash taxes paid – net	$—	$35	$131	$235
Property, plant and equipment acquired through capital lease	$—	$561	$977	$561

Consolidated balance sheets

Accounts receivable – net:

	September 28, 2008	December 31, 2007
Accounts receivable	$30,999	$39,371
Allowance for doubtful accounts	(560)	(713)

Accounts receivable – net	$30,439	$38,658

Inventories:

	September 28, 2008	December 31, 2007
Raw materials	$26,672	$22,576
Work in process	8,625	5,459
Finished goods	4,637	2,151
Other	716	693

Inventories	$40,650	$30,879

Property, plant and equipment – net:

	September 28, 2008	December 31, 2007
Cost:
Land	$1,648	$1,648
Buildings	9,758	9,677
Machinery and equipment (a)	31,197	30,377
Office furniture and equipment	4,388	4,376
Computer hardware and software (b)	9,288	9,015
Leasehold improvements	9,010	13,675

	65,289	68,768

Less accumulated depreciation:
Land	—	—
Buildings	(4,150)	(3,775)
Machinery and equipment (a)	(22,885)	(21,531)
Office furniture and equipment	(4,284)	(4,238)
Computer hardware and software (b)	(8,605)	(8,407)
Leasehold improvements	(8,748)	(8,522)

	(48,672)	(46,473)

Property, plant and equipment – net	$16,617	$22,295

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,084 and $6,375, and associated accumulated depreciation of $2,770 and $2,056, as of September 28, 2008 and December 31, 2007, respectively. The related depreciation expense for the three months ended September 28, 2008 and September 30, 2007 was $240 and $221, respectively. Related depreciation expense for the nine months ended September 28, 2008 and September 30, 2007 was $714 and $636, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $268 and $0, and associated accumulated depreciation of $28 and $0, as of September 28, 2008 and December 31, 2007, respectively. The related depreciation expense for the three and nine months ended September 28, 2008 was $21 and $28, respectively. There was no depreciation expense for computer hardware and software under capital lease for the three and nine months ended September 30, 2007.

Deferred financing fees:

	September 28, 2008	December 31, 2007
Deferred financing fees	$2,371	$3,403
Less: accumulated amortization	(1,673)	(1,993)

Deferred financing fees – net	$698	$1,410

Accrued liabilities:

	September 28, 2008	December 31, 2007
Customer related	$1,760	$1,077
Interest and financing related	323	345
Payroll	2,702	2,605
Professional services	726	1,260
Restructuring	104	70
Vendor related	787	277
Miscellaneous taxes	262	210
Customer deposits	404	—
Other	1,556	1,428

Accrued liabilities	$8,624	$7,272

4.	Long term debt

	September 28, 2008	December 31, 2007
Senior debt:
Revolving	$6,027	$252
Term	13,150	20,732

	19,177	20,984
Less: Current portion of long-term debt	(2,250)	(3,071)

Long-term debt	$16,927	$17,913

On August 3, 2007, the Company and its subsidiaries entered into new five year agreements, expiring August 4, 2012 with Wachovia Capital Finance Corporation (“Wachovia”), the Company’s existing senior lender, and Monroe Capital Management Advisors LLC (“Monroe”), in both Canada and the United States (collectively, the “Wachovia Monroe Facilities”). The Wachovia Monroe Facilities provided for a $40,000 revolving credit facility and a $21,500 term loan. The proceeds of the loans were used to repay existing debt and provided for working capital needs. The availability under the revolving credit facilities was subject to certain borrowing base conditions based on the eligible inventory and accounts receivable of the Company. The revolving credit facilities bore interest at the U.S. Prime rate. The term loan bore interest at LIBOR plus 4% with the rate declining at predetermined levels based on the Company’s overall leverage. The Wachovia Monroe Facilities replaced all previous credit facilities, including the senior revolving credit facilities and term debt provided by Wachovia, and subordinated term debt held by a syndicate of lenders.

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

During the second quarter of 2008, the Company was informed that Monroe had assigned all of its rights, title and interest in the term debt to a fund held by Garrison Investment Group LLC (“Garrison”).

During the third quarter of 2008, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia and Export Development Canada (“EDC”) dated August 7, 2008 (the “Wachovia EDC Facilities”), and maturing on August 12, 2012. Under the amendment, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the revolving credit facility from $40,000 to $45,000. Wachovia also provided an $800 term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaces Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13,000, together with the increased borrowing capacity, were used to repay the entire remaining Garrison loan. The EDC term debt bears interest at LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed and restrictions on certain investments and expenditures have been removed.

The Company incurred costs of $250 related to the completion of the Wachovia EDC Facilities in 2008. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility

At September 28, 2008 and December 31, 2007, there were Canadian dollar denominated cash balances of $1,351 and $1,362 respectively, of which the December 31, 2007 balance was classified as an offset to debt balances as they were required to be used to reduce the outstanding revolving credit facilities.

The Wachovia EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The term loan to EDC is repayable in quarterly installments of $650 to $975, with the remaining amounts outstanding due at maturity, as specified in the repayment schedule of the loan agreement. The term loan to Wachovia is repayable in quarterly installments of $75, with the remaining amounts outstanding due at maturity.

Financial covenants:

The Company is in compliance with the financial covenants included in the Wachovia EDC Facilities as at September 28, 2008. Continued compliance with the financial covenants for the next twelve months is dependent on the Company achieving certain minimum forecast results. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of September 28, 2008:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	791,533	$7,489
Shares issued pursuant to:
Conversion to common stock	(39,385)	(372)

Balance at end of the period	752,148	$7,117

Common shares:
Balance at beginning of the nine month period	13,854,799	$365
Shares issued pursuant to:
Conversion of exchangeable shares	39,385	—

Balance at end of the period	13,894,184	$365

Special voting stock:
Balance at beginning of the nine month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,482

Warrants
Common share warrants:
Balance at beginning of the nine month period	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755

Exchangeable share warrants:
Balance at beginning of the nine month period	16,675,000	$7,617

Balance at end of the period	16,675,000	$7,617

Total Warrants	27,841,947	$10,372

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. There were no options granted during the three or nine month periods ended September 28, 2008. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended September 28, 2008 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2007	1,373,554	$2.32
Options forfeited	(661)	$5.36

Outstanding at September 28, 2008	1,372,893	$2.32	$3,179	6.0

Exercisable at September 28, 2008	567,058	$3.00	$1,700	6.3

During the three month periods ended September 28, 2008 and September 30, 2007, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $78 and $65, respectively. For the nine month periods ended September 28, 2008 and September 30, 2007, the corresponding amounts recorded were $290 and $196, respectively. At September 28, 2008, compensation expense of $396 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units are granted to directors and the Chief Executive Officer of the Company as remuneration. During the three and nine months ended September 28, 2008, 18,490 and 44,205 deferred share units were granted, respectively. During the three and nine months ended September 30, 2007, 10,120 and 164,635 deferred share units were granted, respectively.

At September 28, 2008 and December 31, 2007, 389,750 and 345,545 deferred share units were outstanding, respectively.

Deferred Share Unit compensation recovery for the three and nine months ended September 28, 2008 was $357 and $73, respectively, compared with $1,068 and $62 for the three and nine months ended September 30, 2007.

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

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan or the 2007 Plan as at either December 31, 2007 or September 28, 2008.

In the second quarter of 2008, the Company recorded a restructuring charge of $5,748, consisting of a $518 severance charge at our Chihuahua facility, a $159 severance charge at our Boston facility, a $150 severance charge at the corporate level, and a $4,921 asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico, as a result of the planned movement of production to the Company’s China facility, and also in Boston, due to reduced revenues. The asset impairment charge was largely related to a write off of leasehold improvements acquired in 2000 at our Boston facility and was calculated using discounted cash flows under the income approach.

The following table details the change in the restructuring accrual, for the three and nine months ended September 28, 2008, relating to the 2006 Plan:

Severance
2006 Plan
Balance as at December 31, 2007	$70
Payments	(40)

Balance as at March 30, 2008	30
Payments	(30)

Balance as at June 29, 2008 and September 28, 2008	$0

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities as at September 28, 2008 related to the 2008 Plan:

	Asset impairment	Severance	Total
2008 Plan
2008 charges	$4,921	$827	$5,748
Non-cash charges	(4,921)	—	(4,921)
Cash payments	—	(518)	(518)

Balance as at June 29, 2008	$—	$309	$309
Cash payments	—	(205)	(205)
Balance as at September 28, 2008	$—	$104	$104

Remaining accrued amounts relating to the 2008 Plan consisting of $67 in severance payments at the Corporate office and $37 in severance payments at the Boston facility are expected to be paid out during 2008 through a drawdown on the revolving credit facilities.

7.	Loss on extinguishment of debt

Upon the early repayment of the Company’s existing senior term and subordinated term debts during the third quarter of 2007, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing fee assets related to these extinguished debt instruments, net of a recovery from the remaining unamortized balance of cancelled warrants, of $269. The Company also incurred $102 in early repayment fees and costs.

Upon the refinancing of the Company’s existing term debt with Monroe during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing fee asset related to the extinguished term debt of $613.

8.	Income taxes

During the three months ended September 28, 2008 and September 30, 2007, the Company recorded a net income tax expense of $29 and $64, respectively, related to minimum taxes in certain jurisdictions. During the nine months ended September 28, 2008, the Company recorded a net income tax expense of $157 related to minimum taxes in certain jurisdictions.

During the nine months ended September 30, 2007, the Company recorded a net recovery of $1,479 as a result of the reversal of certain income tax accruals for which the statute of limitations expired.

At December 31, 2007, the Company had total net operating loss (“NOL”) carry forwards of $84,895, of which $2,458 will expire in 2010, $1,259 will expire in 2012, $10,278 will expire in 2014, $4,155 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $40,784 will expire in 2021, and the remainder will expire between 2022 and 2027.

The Company had $332 of gross unrecognized tax benefits at January 1, 2008. At September 28, 2008 the Company had gross unrecognized tax benefits of $315, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months. The decrease during the period is a result of foreign exchange revaluation of existing uncertain tax positions.

Tax years 2000 to 2007 remain open for review by the tax authorities in Canada. Tax years 2003 to 2007 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company had approximately $157 and $137 accrued for interest and penalties as of September 28, 2008 and December 31, 2007, respectively. The increase for the first nine months of 2008 is primarily due to the recording of incremental interest on existing uncertain positions for the period, offset by the impact of foreign exchange revaluation.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333	14,646,333
Dilutive stock options (a)	83,152	—	—	300,685

Diluted weighted average shares outstanding	14,729,485	14,646,333	14,646,333	14,947,018

(a)

Dilutive stock options were determined using the treasury stock method. For the three months ended September 28, 2008 and September 30, 2007, the average share price used was $1.79 and $3.86 per share, respectively. For the nine months ended September 28, 2008 and September 30, 2007, the average share price was $1.84 and $3.49, respectively

For the three and nine months ended September 28, 2008, the calculation did not include 432,893 and 1,372,893 stock options, respectively, 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2007, the calculation did not include 973,554 and 73,554 stock options, respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada, and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

10.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the second quarter of 2008 with the establishment of the new facility in China. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges and loss on extinguishment of debt. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product and invoices the customer. Information about the operating segments is as follows for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues
U.S.	$11,650	$18,605	$45,005	$67,561
Canada	16,767	12,757	51,924	48,234
Mexico	20,811	24,055	70,883	81,387
Asia	12,619	—	24,008	—

Total	$61,847	$55,417	$191,820	$197,182

Intersegment revenue
U.S.	$(154)	$(26)	$(543)	$(148)
Canada	(1,150)	(730)	(4,061)	(2,730)
Mexico	(470)	(615)	(5,717)	(4,671)

Total	$(1,774)	$(1,371)	$(10,321)	$(7,549)

Net external revenue
U.S.	$11,496	$18,579	$44,462	$67,413
Canada	15,617	12,027	47,863	45,504
Mexico	20,341	23,440	65,166	76,716
Asia	12,619	—	24,008	—

Total	$60,073	$54,046	$181,499	$189,633

EBITA
U.S.	$(504)	$419	$(45)	$3,397
Canada	367	335	472	1,169
Mexico	1,021	(5)	1,553	815
Asia	470	—	802	—

Total	$1,354	$749	$2,782	$5,381

Interest	569	1,265	2,247	4,529
Restructuring charges	—	242	5,523	242
Loss on extinguishment of debt	613	371	613	371

Earnings (loss) before income taxes	$172	$(1,129)	$(5,601)	$239

Capital additions

The following table contains capital additions for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
U.S.	$34	$52	$530	$225
Canada	147	705	562	973
Mexico	45	91	826	1,121
Asia	68	—	68	—

Total	$294	$848	$1,986	$2,319

	September 28, 2008	December 31, 2007
Long-lived assets (a)
U.S.	$1,082	$5,891
Canada	2,618	2,770
Mexico	12,867	13,634
Asia	50	—

Total	$16,617	$22,295

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
U.S.	$23,058	$27,380	$76,669	$86,699
Canada	24,526	17,138	63,365	73,975
Europe	344	1,430	11,858	4,564
Asia	12,138	511	22,022	2,377
Mexico	7	7,587	7,585	22,018

Total	$60,073	$54,046	$181,499	$189,633

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

During the three months ended September 28, 2008, three customers individually comprised 21.0%, 18.9% and 18.5% (September 30, 2007, three customers – 18.2%, 16.2% and 15.9%) of total revenue across all geographic segments. During the nine months ended September 28, 2008, three customers individually comprised 21.8%, 18.7% and 16.2%; (September 30, 2007, three customers – 18.3%, 15.9% and 13.5%) of total revenue across all geographic segments. As of September 28, 2008, these customers represented 23%, 6% and 17%, respectively, (December 31, 2007, three customers – 29%, 9% and 12%, respectively) of the Company’s trade accounts receivable.

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

In the second quarter, sales increased 20% to $66.3 million over the first quarter of 2008 with growth from both longstanding customers and newer customers. However, operating earnings were adversely affected by sales mix and higher labor and overhead costs in part due to shifting production from the Company’s Mexico site to its China facility. Accordingly, the Company initiated several cost reduction initiatives, resulting in a charge of $0.8 million in severance, mainly in Mexico and Boston, and a $4.9 million non-cash asset impairment charge for leasehold improvements in our Boston facility. Cash generation did not meet the expected target as two of our larger customers withheld payments until after the end of the quarter.

In the third quarter, sales increased 11% over the same period of the prior year to $60.1 million, and were 9% lower than sales in the second quarter of 2008. Revenue was expected to be close to the second quarter level; however the quarter was adversely impacted by supply chain challenges as production for a second customer was transferred from Mexico to China and delays were incurred in ramping production of two newer customers. As a result, we entered the fourth quarter with a sizable backlog. Earnings were positively affected by the cost reduction initiatives undertaken in the previous quarter, showing a modest profit despite lower revenue and a $0.6 million charge to earnings as a result of our refinancing. Cash generation was solid in the quarter despite some inventory build up due to delayed production. The Company generated $8.1 million in cash from operations in the quarter, $5.3 million year to date.

Our China facility continues to operate very well with increased production, recording $12.6 million in revenue for the quarter. We continue to operate under a long standing manufacturing arrangement with Alco Electronics, our partner in China; however we expect to finalize a joint venture arrangement in due course.

To improve financial flexibility and reduce interest rates, the Company closed a second amended financing agreement with Wachovia and Export Development Canada (“EDC”) on August 7, 2008 (the “Wachovia EDC Facilities”). Under the amendment,

Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Wachovia also provided an $0.8 million term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaces Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison term loan. The interest on the LIBOR based term debt to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Covenants were changed and restrictions on certain investments and expenditures were improved. As a result of this refinancing, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing fee asset related with the former term debt of $0.6 million.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP, which conforms in all material respects to Canadian GAAP, except as disclosed in note 14 of the consolidated financial statements included with the Annual Report on Form 10-K filed on March 31, 2008.

Quarter ended September 28, 2008 compared with the quarter ended September 30, 2007:

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended September 28, 2008		Three months ended September 30, 2007		Change 2008 to 2007
	$	%	$	%	$	%
Revenue	$60.1	100.0%	$54.0	100.0%	$6.1	11.3%
Cost of sales	55.3	92.0%	50.6	93.7%	4.7	9.3%

Gross profit	4.8	8.0%	3.4	6.3%	1.4	41.2%
Selling, general and administrative expenses	3.5	5.8%	2.7	5.0%	0.8	29.6%
Restructuring charges	—	—	0.2	0.4%	(0.2)	(100.0)%
Loss on extinguishment of debt	0.6	1.0%	0.4	0.7%	0.2	50.0%

Operating earnings	0.7	1.2%	0.1	0.2%	0.6	600.0%
Interest expense	0.6	1.0%	1.2	2.2%	(0.6)	(50.0)%

Earnings (loss) before income taxes	0.1	0.2%	(1.1)	(2.0)%	1.2	108.3%
Income tax expenses
Current	—	0.0%	0.1	0.2%	(0.1)	(100.0)%
Deferred	—	0.0%	—	0.0%	—	NA

	—	0.0%	0.1	0.2%	(0.1)	(100.0)%

Net earnings (loss)	$0.1	0.2%	$(1.2)	(2.2)%	$1.3	108.3%

Revenue

Revenue of $60.1 million for the third quarter of 2008 increased $6.1 million, or 11.3%, compared with the third quarter of 2007. The third quarter of 2008 compared with the third quarter of 2007 shows positive growth from newer customers of approximately $3.5 million as well as net growth from longstanding customers totaling $4 million. Revenues in 2008 continue to be negatively impacted by demand reductions from certain longstanding customers experiencing end market softness in the semi-conductor equipment sector or product life cycle changes. In addition, we are in the process of disengaging with two smaller customers, resulting in a revenue reduction of approximately $2 million year over year for the third quarter. The disengagements were the consequence of one customer insourcing production after being recently acquired and the other customer consolidating small volume production into a single source. The growth of newer customers as well as solid growth from several of our longstanding customers more than offset these declines.

During the third quarter of 2008, revenue from the industrial sector increased compared with the same quarter of 2007, $46.1 million for the third quarter of 2008 compared with $37.7 million for the same period in 2007, a result of the growth referred to above being generated largely by our industrial customers. Accordingly, revenue from the industrial sector represented an increased share of our business at 76.8% of revenue in the third quarter of 2008, compared with 69.8% of revenue in the third quarter of 2007.

Revenue from the communications sector decreased compared with the same quarter of 2007, $6.6 million for the third quarter of 2008 compared with $8.3 million in 2007, which represented 11.0% of revenue in the third quarter of 2008, compared with 15.4% of revenue in the third quarter of 2007 largely due to disengagement of a customer in this sector.

Revenue from the networking and enterprise computing sector decreased compared with the same quarter of 2007, $7.4 million for the third quarter of 2008 compared with $8.0 million in 2007, which represented 12.2% of revenue in the third quarter of 2008, down from 14.8% of revenue in the third quarter of 2007, largely due to a customer experiencing product life cycle changes.

During the third quarter of 2008, we recorded approximately $0.9 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.6 million in the third quarter of 2007. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 86.7% of revenue during the third quarter of 2008, compared with 82.8% in the third quarter of 2007. Revenue from our three largest customers during the third quarter of 2008 were $12.6 million from Ingenico S. A. (“Ingenico”), $11.4 million from MEI, Inc. (formerly MEI Electronics) (“MEI”), and $11.1 million from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), representing 21.0%, 18.9% and 18.5% of total revenue for the third quarter of 2008, respectively. This compares with revenue of $9.8 million from Ingenico, $8.8 million from Harris, and $8.6 million from MEI, representing 18.2%, 16.2% and 15.9% of total revenue for the third quarter of 2007, respectively. No other customers represented more than 10% of revenue in either period.

Approximately one third of our revenue in the third quarter of 2008 was attributable to our operations in Mexico, 19.1% in the U.S., 26.0% in Canada, and 21.0% in Asia. During the third quarter of 2007, 43.4% of our revenue was attributable to our operations in the Mexico, 34.4% in the United States and 22.2% in Canada. The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the third quarter of 2008 increased by $1.4 million, or 41.2%, to $4.8 million compared with the same period in 2007. Gross profit as a percent of revenues was 8.0% compared to 6.3% in the same period in 2007. This improvement is largely due to the increased revenue level and reduced costs resulting from our cost reduction initiatives in the second quarter of 2008. While improved, profit continues to be negatively impacted by reduced revenues in our Enclosures Systems division in Boston and the resulting effect on fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.8 million, or 29.6%, during the third quarter of 2008 to $3.5 million, from $2.7 million in the third quarter of 2007. The third quarter of 2007 included a $1.1 million recovery for the revaluation of deferred stock units which are marked to market each quarter end and the resulting change in value is recorded as either a charge or a recovery. In the third quarter of 2008, a $0.4 million recovery was recorded, a net change of $0.7 million over the comparative period last year.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During the third quarter of 2007, the Company recorded termination payments of $0.2 million, which were primarily related to restructured operations in Mexico.

Loss on Extinguishment of Debt

Upon the early repayment of the Company’s existing term debt during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing fee assets related to the extinguished term debt of $0.6 million. In the third quarter of 2007, the Company repaid its existing senior term and subordinated debts and recorded a non-cash charge to expense the unamortized deferred financing fee assets relating to these extinguished debt instruments, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs in the third quarter of 2007.

Interest Expense

Interest expense decreased from $1.2 million in the third quarter of 2007 to $0.6 million for the third quarter of 2008, a decrease of $0.6 million primarily resulting from reduced debt levels and lower interest rates due to market rate reductions as well as the refinancing completed in the third quarter of 2008. Interest expense in the third quarter of 2008 included the amortization of deferred financing fees of $0.1 million, compared with $0.2 million in the third quarter of 2007. Interest expense in the third quarter of 2007 also included a reduction in interest expense of $0.1 million related to amortization of the value of cancelled warrants. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the amortization of cancelled warrants in the prior year, interest expense was $0.7 million for the third quarter of 2008 and $1.1 million for the third quarter of 2007. The weighted average interest rates with respect to the debt were 6.5% and 10.0% for each of the third quarters of 2008 and 2007, respectively.

Income Tax Expense

During the third quarters of 2007 and 2008, the Company recorded no material income tax expense.

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

The Company had $0.3 million of gross unrecognized tax benefits at January 1, 2008 and September 28, 2008, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

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

Nine months ended September 28, 2008 compared with nine months ended September 30, 2007

The following table sets forth summarized operating results in millions of U.S. $ for the periods ended:

	Nine months ended September 28, 2008		Nine months ended September 30, 2007		Change 2008 to 2007
	$	%	$	%	$	%
Revenue	$181.5	100.0%	$189.6	100.0%	$(8.1)	(4.3)%
Cost of sales	167.8	92.0%	173.9	91.7%	(6.1)	(3.5)%

Gross profit	13.7	8.0%	15.7	8.3%	(2.0)	(12.7)%
Selling, general and administrative expenses	11.0	6.1%	10.4	5.5%	0.6	5.8%
Restructuring charges	5.5	3.0%	0.2	0.1%	5.3	2650.0%
Loss on extinguishment of debt	0.6	0.3%	0.4	0.2%	0.2	50.0%

Operating (loss) earnings	(3.4)	(1.9)%	4.7	2.5%	(8.1)	(168.1)%
Interest expense	2.2	1.2%	4.5	2.4%	(2.3)	(51.1)%

(Loss) earnings before income taxes	(5.6)	(3.1)%	0.2	0.1%	(5.8)	(2800.0)%
Income tax expense (recovery)
Current	0.2	0.1%	(1.4)	(0.7)%	1.6	114.3%
Deferred	—	0.0%	(0.1)	(0.1)%	0.1	100.0%

	0.2	0.1%	(1.5)	(0.8)%	1.7	113.3%

Net (loss) earnings	$(5.8)	(3.2)%	$1.7	0.9%	$(7.5)	(429.4)%

Revenue

Revenue decreased $8.1 million, or 4.3%, from $189.6 million for the first nine months of 2007 to $181.5 million for the first nine months of 2008. With second quarter revenues unchanged and third quarter revenues increased by $6.1 million, the decrease in revenue is due to lower first quarter revenues in 2008 compared with the first quarter of 2007. The first quarter of 2007 was particularly strong, led by a record first quarter for one of our larger customers, in what is traditionally a weaker quarter for SMTC and the industry. Overall, the first three quarters of 2008 were negatively impacted by a reduction of revenue from longstanding customers experiencing end market softness in the construction and semi-conductor equipment sectors and a reduction from a longstanding customer experiencing fluctuations due to product life cycle.

During the first nine months of 2008, revenue from the industrial sector represented 71.9% of revenue compared to 67.6% of revenue for the first nine months of 2007. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 15.9% and 12.2%, respectively, for the first nine months of 2008 compared with 17.7% and 14.8%, respectively, for the first nine months of 2007.

Revenue generated from the industrial sector increased $2.3 million in the first nine months of 2008 compared to the first nine months of 2007 at $130.5 million and $128.2 million, respectively. The corresponding increase in the percentage of revenue generated from the industrial sector in the first nine months of 2008 compared with the first nine months of 2007 is due largely to the growth in revenue from Ingenico, MEI and Harris.

In both relative and absolute terms, the revenue generated from the communications sector in the first nine months declined. The absolute dollars declined $5.7 million from $27.9 million in the first nine months of 2007 to $22.2 million in the first nine months of 2008 largely due to a decline in revenue from longstanding customers somewhat offset by growth in volume from several newer customers. The percentage of revenue generated from the communications sector in the first nine months of 2008 compared with the same period last year declined due in part to a decline from longstanding customers, as well as in large part due to the significant increase in growth in the industrial sector.

In absolute terms the revenue generated from the enterprise computing and networking sector in the first nine months of 2008 when compared with the first nine months of 2007 decreased $4.7 million, from $33.5 million to $28.8 million largely due to a customer experiencing reductions due to product life cycle changes. In relative terms, the percentage of revenue generated from the enterprise computing and networking sector in the first nine months of 2008 compared with the first nine months of 2007 decreased largely due to the significant increase in growth in the industrial sector.

During the first nine months of 2008, we recorded approximately $3.1 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.7 million in the first nine months of 2007. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2008, the Company’s ten largest customers represented 83.2% of revenue compared with 81.0% for the same period last year. Revenue from our largest customers during the first nine months of 2008 was $39.6 million from Ingenico, $33.9 million from Harris and $29.4 million from MEI representing 21.8%, 18.7%, and 16.2%, respectively, of total revenue for the period. This compares with revenue of $34.6 million from Ingenico, $30.2 million from Harris and $25.5 million from MEI, representing 18.3%, 15.9%, and 13.5%, respectively, of total revenue for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2008, 35.9% of our revenue was produced from operations in Mexico, 24.5% from the United States, 26.4% from Canada, and 13.2% from Asia. During the first nine months of 2007, 40.5% of our revenue was produced from operations in Mexico, 35.5% from the United States and 24.0% from Canada. The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive tendering process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the tender process; however there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of the larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit decreased $2.0 million from $15.7 million, or 8.3% of revenue, for the first nine months of 2007 to $13.7 million, or 8.0% of revenue, for the first nine months of 2008. The decrease in the gross margin in the first nine months of 2008 is largely due to reduced revenue, increased labor and overhead costs, partially due to currency rates, and customer mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $0.6 million from $10.4 million, or 5.5% of revenue, for the first nine months of 2007 to $11.0 million, or 6.1% of revenue, for the first nine months of 2008. The increase is due to an accounting adjustment to variable compensation in early 2007, as well as the impact of the higher Canadian dollar in early 2008.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

The Company recorded a restructuring recovery in the first quarter of 2008, consisting of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002. In the second quarter of 2008, the Company recorded a restructuring charge of $5.7 million, consisting of a $0.5 million severance charge at our Chihuahua facility, a $0.2 million severance charge at our Boston facility, a $0.1 million severance charge at the corporate level, and a $4.9 million asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico as a result of the planned movement of production to the Company’s China facility, and also in Boston, due to reduced revenues. The asset impairment charge was largely related to a write off of leasehold improvements in our Boston facility. During the third quarter of 2007, the Company recorded termination payments of $0.2 million, which was primarily related to restructured operations in Mexico.

Loss on Extinguishment of Debt

Upon the early repayment of the Company’s existing term debt during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing fee assets related to the extinguished term debt of $0.6 million. In the third quarter of 2007, the Company repaid its existing senior term and subordinated debts and recorded a non-cash charge to expense the unamortized deferred financing fee assets relating to these extinguished debt instruments, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs in the third quarter of 2007.

Interest Expense

Interest expense decreased $2.3 million from $4.5 million for the first nine months of 2007 to $2.2 million for the first nine months of 2008, primarily due to reduced debt levels and lower interest rates due to both market rate reductions and the refinancing transactions completed in 2007 and in 2008. Interest expense for the first nine months of 2008 includes the amortization of deferred financing fees of $0.3 million, while interest expense for the first nine months of 2007 included amortization of deferred financing fees of $1.0 million, offset by a reduction in interest expense of $0.3 million related to the amortization of the value of the cancelled warrants. Excluding the amortization of deferred financing fees and the reduction in interest expense related to the amortization of the value of the cancelled warrants, interest expense was $1.9 million for the first nine months of 2008 and $3.8 million for the first nine months of 2007. The weighted average interest rates with respect to the debt for the first nine months of 2008 and 2007 were 6.6% and 10.0%, respectively.

Income Tax Expense

During the first nine months of 2008, the Company recorded a net income tax expense of $0.2 million related to minimum taxes in certain jurisdictions, compared with a net income tax recovery of $1.5 million, resulting from the reversal of accruals for which the statute of limitations expired, during the first nine months of 2007.

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

The Company had $0.3 million of gross unrecognized tax benefits at January 1, 2008 and at September 28, 2008, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

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

Liquidity

Net cash provided by operating activities during the nine months ended September 28, 2008 was $5.3 million. The cash resulted from earnings, adjusted for non-cash items, of $2.9 million and from a decrease in net working capital requirements of $2.4 million primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in inventory. The decrease in accounts receivable was largely due to strong collections in the third quarter including the receipts for two large customer accounts due in the second quarter that were not received until the third quarter, while the increase in inventory was related to a customer transition from Mexico to China and a seasonally low end of year inventory balance. Average inventory has decreased year over year. Accounts receivable days sales outstanding were 46 days for the nine months ended September 28, 2008 compared to 53 days for the nine months ended September 30, 2007. Inventory turnover, on an annualized basis was, 5.5 times for the nine months ended September 28, 2008, compared to 7.5 times for the nine months ended September 30, 2007. Accounts payable days outstanding were 66 days at the end of the third quarter of 2008 compared to 62 days for the same period in 2007.

Net cash used in financing activities during the nine months ended September 28, 2008 was $2.7 million and in the nine months ended September 30, 2007 was $20.4 million. During the nine months ended September 28, 2008, the Company repaid $1.8 million in net debt, while during the same period in 2007 the Company repaid debt of $18.5 million.

Net cash used by investing activities during the nine months ended September 28, 2008 was $0.7 million and the nine months ended September 30, 2007 was $1.8 million, pertaining to net additions of property, plant and equipment in both periods.

Capital Resources

To improve financial flexibility and reduce interest rates, the Company entered into amended and restated loan financing agreements with Wachovia and EDC on August 7, 2008. Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Wachovia also provided an $0.8 million term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaces Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt from EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed as were restrictions on certain investments and expenditures.

We believe that cash generated from operations, available cash and amounts available under our Wachovia EDC Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth through the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders and the uncertainty created by the current economic situation, current credit markets and the change in ownership of our lead bank, Wachovia. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia EDC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During the nine months ended September 28, 2008, equipment of $1.0 million was acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended September 28, 2008 was 6.5%. At September 28, 2008, the interest rate on our U.S. revolving credit facility would have been 6.25% based on the U.S. prime rate, our U.S. term debt bore interest at 7.5% based on LIBOR, and our Canadian term debt bore interest at 6.38% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The latter three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of September 28, 2008.

The financial markets have recently experienced significant turmoil.

If we attempt to obtain future financing, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil could negatively impact certain of our customers, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, which could result in a negative effect on our results of operations or they could result in customers having insufficient financing to support their business.

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

Three of our largest customers were Ingenico, MEI and Harris, representing 21.0%, 18.9% and 18.5% of total revenue for the three months ended September 28, 2008, respectively. For the third quarter of 2008, our top ten largest customers (which includes Ingenico, MEI and Harris) collectively represented 86.7% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 7, 2008, we entered into amended and restated financing agreements with Wachovia and EDC to refinance the Company’s short and long term debt. Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Wachovia also provided an $0.8 million term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaces Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Covenants were changed and restrictions on certain investments and expenditures. Our debt under the Wachovia EDC Facilities could have adverse consequences for our business, including:

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

•

We could be limited in our borrowing of additional funds by the change in ownership of Wachovia, which is expected to close by the end of the year, or could otherwise be adversely affected by such change in ownership.

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

Item 6	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 12, 2008

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation of the Company.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2008.