Form 10-K
period 2009-01-04
SMTC CORP
filed 2009-04-06
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended January 4, 2009

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $33.5 million on June 29, 2008, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The Nasdaq National Market on June 29, 2008, the last business day of the registrant’s most recently completed second quarter.

As of March 31, 2009, SMTC Corporation had 13,900,785 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 31, 2009, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 745,548 exchangeable shares outstanding, excluding 7,202,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

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

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry. Certain statements in this Annual Report contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this Annual Report, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this Annual Report.

Item 1:	Business

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order and end customer fulfillment. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,000 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and computing, and communications market segments.

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

Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. In 2008, we expanded our operations in Chihuahua, Mexico to offer low cost Enclosure Systems manufacturing capabilities previously performed in our Boston, Massachusetts operation. Boston has specialized in high precision metal fabrication and system integration activities. As a result of the challenging economy and the resulting reducing revenue, this facility will be closed at the end of the second quarter of 2009. Our San Jose, California operations specialize in printed circuit board assemblies, system integration and configuration and other related activities.

For the past eight years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. SMTC, through its subsidiary SMTC Asia Ltd. and Alco have a dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

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

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•

Lowering Product Costs.    EMS providers are better able to reduce total product costs due to electronic manufacturing expertise and higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as established and ongoing relationships with suppliers, EMS providers are able to demonstrate aptitude to achieve better pricing and better inventory management.

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

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end-of-life phases. We believe that SMTC manufacturing services have the capabilities and innovation to reduce our customers’ product costs and time-to-market to improve competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

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

Enclosures and Precision Metal Fabrication.    SMTC uses premium grade sheet steel, stainless steel, and aluminum ensuring high quality, which we can offer at a low cost due to our buying power. Technologically advanced equipment and processes enable SMTC to produce medium to complex product enclosures and metal parts while still achieving a low overall product cost. Our soft tooling approach minimizes upfront costs and provides flexibility to respond quickly to engineering changes.

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

SMTC Footprint

SMTC has five manufacturing/technology centers worldwide, approximately 550,000 square feet of capacity, and more than 40 manufacturing and assembly lines, including a manufacturing relationship with Alco Electronics in China. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions and low volume product production as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer. Certain equipment is customer specific including computer controlled inventory carousels, high-speed SMT placement systems, customer specific x-ray, ICT or functional test, assembly and packing solutions.

SMTC Key Benefits to Customers

Three overarching themes form the core of SMTC’s differentiation and unique customer value proposition: Trusted, Proven, and Professional.

Operational Counterpart:    We take the time to understand our customers’ business objectives, end markets, performance expectations, competitive advantage, positioning and strategy—to drive better value. We get involved with our customers at both a strategic and operational level. Inevitably, we become an extension of their business, helping our customers grow, improve competitiveness, margins, and gain market share.

The SMTC Customer Experience:    We believe that SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why most SMTC customers have been with us for more than 8 years, and some more than 16 years.

Our People:    SMTC’s customer-based teams are tied to the customer at a strategic, operational and organizational level. Our people create an environment that celebrates collaboration and teamwork. We foster a participatory workplace that enables people, at every level of the organization, to get involved in making decisions that put the customer first.

Executive Mindshare:    SMTC fully engages with its customers on many levels—from operational and executive mindshare, to custom-tailored solutions to its strategic partnership approach. Senior management is accessible to and involved with customers. Our customers receive the attention they need from highly experienced professional management.

Strategic Fit:    Fit matters. Winning OEMs look for winning manufacturing partners. SMTC mitigates the risk of outsourcing and consistently delivers results and value. Nine of our top ten customers are leaders in their respective markets.

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

SMTC’s Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth in sales, profitability and cash generation. A cornerstone to SMTC’s strategy is our customer-centric focus throughout the organization. Our key strategies include:

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and how we can support our customers in meeting their goals. Our dedicated teams approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operational and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and computing, and communications industries. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. SMTC continues to leverage its experience and established relationships in its existing market segments.

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

SMTC’s box build experience spans the past 10 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. Order fulfillment and configuration to order is handled throughout the integration service, specific to the needs of the customer.

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

Our design services team optimizes product design for maximum performance, higher yields, and faster time-to-market., with the objective to assist our customers become more profitable and more competitive. SMTC provides access to an extensive range of design, value engineering and sustaining engineering services in addition to key process and test engineering capabilities. We support the customer in bringing products to market, enhancing and cost reducing current products and extending life cycle. Early in the product development cycle, SMTC’s design services assist customers in selecting the best architecture for their product based on unit and development cost targets, product functionality and time to market goals. SMTC helps customers develop detailed design specifications and test plans to ensure that their products are both designed and fully tested to their requirements prior to going into volume manufacturing.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard, while the Markham and San Jose sites are also registered to the 150-13485 quality management system standard. The corporate headquarters is also registered as a TL9000 facility. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

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

Global Procurement & Supply Chain Management

SMTC delivers supply chain capabilities and solutions that support the total product lifecycle. Our teams work closely with customers’ supply-base partners to integrate the entire supply chain. Our extended supply chain model recognizes the need for collaboration between OEM customers, SMTC and supply partners to ensure overall supply chain optimization, from product design processes, manufacturing, sourcing, order management and fulfillment to transportation and logistics. The end result is greater control over a complex, extended supply chain to help SMTC customers realize flexibility, cost savings, process improvements, and competitive advantages.

In lean manufacturing environments, success is defined by how fast and how effectively manufacturers can respond to evolving customer demands and new global supply chain conditions. SMTC leverages supply chain tools and systems to respond rapidly and effectively to changing real-world conditions. Our customers rely on SMTC’s core processes and capabilities to drive the success of their supply chains. Each supply chain solution we deliver is tailored to address each customer’s unique requirements.

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

SMTC Suppliers

RapidResponse works hand-in-hand with E-plenishment, SMTC’s electronic business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through E-plenishment, SMTC has an ongoing view into supplier on hand inventories and is able to more effectively plan factory capacities and provide customer delivery commitments. The tools allow SMTC to support the ATP (Available to Promise) process of our OEM customers, and increase the reliability of their commitments to the end customers.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In fiscal 2008, we purchased approximately $195 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

During fiscal 2008, there was one supplier that represented greater than 14% of our total purchases for the year. We believe that there is a sufficient availability of raw materials and supplies to serve our needs.

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and computing, communications, consumer and medical markets.

Revenue in fiscal 2008 was attributed to the following industry sectors: 72% from industrial, 16% from networking and computing and 12% from communications. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

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

SMTC recently achieved ISO 13485 certification at its Markham and San Jose Facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

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

Governmental Regulation

Our operations are subject to certain federal, state, provincial and local regulatory requirements primarily relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process.

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

SMTC Manufacturing Corporation of Texas (Texas)

SMTC Manufacturing Corporation of Wisconsin (Wisconsin)

SMTC Mex Holdings, Inc. (Delaware)

SMTC Nova Scotia Company (Nova Scotia, Canada)

SMTC R&D Teoranta (Ireland)

SMTC Teoranta (Ireland)

Our company’s present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, SMTC Teoranta, SMTC R&D Teoranta and Qualtron, Inc., have become subsidiaries of HTM.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of January 4, 2009, we employed approximately 1,000 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. From time to time we relocate our management level employees as needed to fill open positions at our sites. Because of our training programs, to date we have not experienced difficulty in adequately staffing skilled employees.

As of January 4, 2009, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

If we attempt to obtain future financing or renegotiate our current financing, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil could negatively impact certain of our customers, certain of their customers, and our suppliers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, or a decrease in supply of our inputs, which could result in a negative effect on our results of operations or they could result in customers having insufficient financing to support their business.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005 and in 2008 and going forward into 2009. In particular, sales to OEMs in the telecommunications and enterprise computing and networking industries worldwide were impacted. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the financial crisis, and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that such an ongoing economic slowdown will have on it.

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

Three of our largest customers were Harris, MEI and Ingenico, representing 18.8%, 18.5% and 14.0% of total revenue for the quarter ended January 4, 2009, respectively. For the fourth quarter of 2008, our top ten largest customers (which includes Ingenico, MEI and Harris) collectively represented 85.7% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 7, 2008, we entered into an amended financing agreement with Wachovia Capital Finance Corporation (“Wachovia”) and Export Development Canada (“EDC”) to refinance the Company’s short and long term debt (collectively, the “Wachovia EDC facilities”). Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity, increased the revolving facility from $40 million to $45 million, and provided a term debt of $0.8 million. Also under this amendment, EDC replaced Garrison as the main term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Covenants were changed and restrictions on certain investments and expenditures. Our debt under the Wachovia EDC Facilities could have adverse consequences for our business, including:

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

•	Our Wachovia EDC Facilities contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

•	We could be limited in our borrowing of additional funds by the change in ownership of Wachovia or could otherwise be adversely affected by such change in ownership.

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

However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.2 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Most of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced downturns. The continued recession or a downturn in the electronics industry would likely have an adverse impact on our business, financial condition and results of operations.

Consolidation in the electronics industry may adversely affect our business by increasing customer buying power or increasing competition.

Consolidation in the electronics industry among our competitors and or our customers as companies merge to take advantage of the global credit challenges or to achieve other synergies may result in increasing or strengthening very large electronics companies offering products in multiple sectors of the electronics industry. The significant buying and market power of these companies may increase competitive pressures on us. In addition, if any of our large customers is acquired or merged with another provider of similar services, we may lose that customer business. Consolidation may also result in excess manufacturing capacity among EMS companies driving down gross profit margins.

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

If our components and or products are defective, demand for our services may decline and we may be exposed to product liability and product warranty liability.

Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or deficiencies in our manufacturing processes, could result in product or component failures, which may damage our business reputation, and expose us to product liability or product warranty claims.

Although, generally liability for these claims in our contracts rest with our customers, our customers may not, or may not have the resources to, satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

If our product or component is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve the claim. In addition, product liability and product recall insurance coverage are expensive and may not be available with respect to all of our services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited or is not available could have a material adverse effect on our business and its results.

We may encounter significant delays or defaults in payments owed to us by customers for products we have manufactured or components that are unique to particular customers.

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes.

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

Our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands could harm our business.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. Such changes, delays and cancellations may lead to our production and possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. The success of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in sourcing strategy by a significant customer or by a group of customers could negatively impact our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue.

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results.

Intellectual property infringement claims against our customers or us could harm our business.

Our design and manufacturing services offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement form third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

If OEMS stop or reduce their manufacturing and supply chain outsourcing, our business could suffer.

Future growth in our revenues depends on new outsourcing opportunities in which we assume additional manufacturing and supply chain management responsibilities from OEMs. Current and prospective customers continuously evaluate our capabilities against other providers and the merits of manufacturing products themselves. To the extent that outsourcing opportunities are not available, either because OEMs decide to perform these functions internally or because they use other providers of these services, our future growth would be limited.

We are involved in various legal proceedings.

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Note 14 to the consolidated financial statements included within this Annual Report on Form 10-K.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On August 3, 2007, we entered into a new credit agreement with Wachovia and Monroe Capital LLC to refinance the Company’s short and long term debt. Under these banking arrangements, Wachovia had provided a $40 million revolving credit facility and Monroe had provided $21.5 million in term debt. During 2008, Garrison Capital purchased the term debt from Monroe. During the third quarter of 2008, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia and EDC dated August 7, 2008, and maturing on August 12, 2012. Under the amendment, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the revolving credit facility from $40 million to $45 million. Wachovia also provided a $0.8 million term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaced Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire remaining Garrison loan. The EDC term debt bears interest at LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed and restrictions on certain investments and expenditures have been removed. Our debt under the credit facilities could have adverse consequences for our business, including:

•	We are required to dedicate a portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for, working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We are limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•

The failure to comply with covenants under which we borrowed our indebtedness including the financial covenant under our credit facilities, which requires us to meet consolidated EBITDA, leverage and fixed coverage charge targets on a rolling 12 month basis and leverage targets on a monthly basis, may result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under our credit facilities.

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

Provisions in our charter documents and state law may make it difficult for others to obtain control of us even though some stockholders might consider such a development favorable.

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

There may be adverse consequences resulting from future governmental tax audits of the Company’s tax returns.

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

In addition, SMTC has a third party agreement with Alco Electronics Ltd. in Chang An, China providing access to a 40,000 square foot facility designed around SMTC’s copy-exact model. On March 6, 2009 the Company announced that the Boston facility will be closed. It is expected that the closure will be completed during the second quarter of fiscal 2009.

All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Organization for Standardization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing.

The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Markham, Ontario, Canada, L3R 4N6.

Item 3:	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have an adverse effect on our financial position or results of operations.

In 2007, a lawsuit was commenced against SMTC Corporation and certain of its subsidiaries in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of assets to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. We believe that the allegations in these claims are without merit and we intend to defend against them vigorously. However, there can be no assurance that the outcome of the litigation will be favorable to us or will not have an adverse impact on our financial position or liquidity.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on The NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Stock Market for each quarter in the years ended January 4, 2009 and December 31, 2007.

	Common Stock Price
	2008		2007
	High	Low	High	Low
First Quarter	$2.38	$1.16	$3.14	$2.39
Second Quarter	2.64	1.68	5.84	2.90
Third Quarter	2.25	1.15	7.99	2.20
Fourth Quarter	1.15	0.50	2.41	1.48

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the Nasdaq Composite Index, a peer group chosen by the Company for fiscal 2008 (the “New Peer Group”). The New Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina-Sci Corporation, Sigmatron International Inc., and SMTC Corporation. Cumulative stockholder return for the peer group used in the Company’s fiscal 2007 10-K (the “Old Peer Group”) is presented for comparative purposes. The Old Peer Group was comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Plexus Corp., Sanmina-Sci Corporation, and SMTC Corporation.

The total stockholder return assumes $100 invested on December 31, 2003 in Common Stock of the Company, the Nasdaq Composite Index and the Peer Group of companies that, like the Company, (i) are publicly traded, and (ii) are mid-to-large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of March 31, 2009, there were approximately 200 holders of record of the Company’s common stock.

As of March 31, 2009, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 13,900,784 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of March 31, 2009, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 745,548 exchangeable shares outstanding, excluding 7,202,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

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

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Years Ended
	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	January 4, 2009
Revenue	$244.6	$228.8	$262.8	$256.4	$242.6
Cost of sales	222.8	211.6	236.4	234.3	225.0

Gross profit	21.8	17.2	26.4	22.1	17.6
Selling, general and administrative expenses	16.3	13.2	15.2	14.5	14.5
Amortization	2.3	—	—	—	—
Restructuring (a)
Restructuring (recoveries) charges	(1.6)	0.1	(1.4)	0.2	5.6
Gain on sale of assets	—	—	(1.2)	—	—
Loss on extinguishment of debt	—	—	—	0.4	0.6
Other expenses (recoveries) (c)	—	—	0.8	—	(0.2)

Operating earnings (loss)	4.8	3.9	13.0	7.0	(2.9)
Interest expense	4.5	4.6	5.4	5.6	2.9

Earnings (loss) before income taxes and discontinued operations	0.3	(0.7)	7.6	1.4	(5.8)
Income tax expense (recovery)	0.5	(0.6)	(2.0)	(1.3)	0.1

Earnings (loss) from continuing operations	(0.2)	(0.1)	9.6	2.7	(5.9)
Earnings from discontinued operations	0.8	—	0.9	—	—

Net earnings (loss), also being comprehensive income (loss)	$0.6	$(0.1)	$10.5	$2.7	$(5.9)

Basic earnings (loss) per share (b)
Basic earnings (loss) per share from continuing operations	$(0.02)	$(0.01)	$0.65	$0.18	$(0.40)
Basic earnings per share from discontinued operations	0.08	—	0.06	—	—

Basic earnings (loss) per common share	$0.06	$(0.01)	$0.71	$0.18	$(0.40)
Diluted earnings (loss) per common share	$0.06	$(0.01)	$0.70	$0.18	$(0.40)

Weighted average number of shares outstanding (b)
Basic	10.9	14.6	14.6	14.6	14.6
Diluted	10.9	14.7	14.9	15.0	14.6

(a)	2004 Net recoveries:

During	2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”) and recorded restructuring charges related to severance costs of $1.6 million. The Company also recorded adjustments to previously recorded restructuring charges aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan,” respectively), of $3.8 million, an additional severance charge of $0.4 million related to the 2002 Plan, and net other charges incurred during 2004 of $0.3 million.

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

Fiscal 2008 Charges:

During the period ended January 4, 2009, the Company recorded restructuring charges consisting of a asset impairment charges of $4.9 million and severance of $0.9 million relating to the 2008 Plan, partially offset by proceeds of liquidation pertaining to assets written off under the 2002 Plan, of $0.2 million.

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

In Fiscal 2008, the company recorded an unrealized gain on derivative instruments of $0.2 million.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Years Ended
	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	January 4, 2009
Cash	$—	$—	$—	$0.2	$2.6
Working capital	11.6	9.6	17.4	21.8	20.0
Total assets	92.7	90.0	115.9	94.8	87.3
Total debt, including current maturities	33.9	28.5	41.0	21.0	18.7
Shareholders’ equity	14.1	14.0	23.9	26.8	21.3
Capital expenditures	0.3	2.5	4.4	2.5	2.8
Cash flows from operating activities	5.6	9.5	(9.5)	24.7	7.1
Cash flows from financing activities	(5.4)	(8.0)	10.5	(22.6)	(3.6)
Cash flows from investing activities	(0.4)	(1.5)	(1.0)	(1.9)	(1.1)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended January 4, 2009. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2007 and January 4, 2009. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 1, 2007	July 1, 2007	Sep 30, 2007	Dec 31, 2007	Mar 30, 2008	June 29, 2008	Sep 28, 2008	Jan 4, 2009
Revenue	$69.5	$66.1	$54.0	$66.8	$55.1	$66.3	$60.1	$61.1
Gross profit	6.5	5.8	3.4	6.4	4.4	4.5	4.8	4.0
Earnings (loss) from continuing operations	2.8	0.1	(1.2)	1.0	0.4	(6.3)	0.1	(0.1)
Earnings (loss) per share from continuing operations — basic	$0.19	$0.01	$(0.08)	$0.07	$0.03	$(0.43)	$0.01	$(0.01)
Earnings (loss) per share from continuing operations — diluted	$0.19	$0.01	$(0.08)	$0.06	$0.03	$(0.43)	$0.01	$(0.01)
Weighted average number of shares outstanding — basic	14.6	14.6	14.6	14.6	14.6	14.6	14.6	14.6
Weighted average number of shares outstanding — diluted	14.9	15.0	14.6	14.7	14.7	14.6	14.7	14.6

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,000 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in the period ended January 4, 2009

For the fiscal period, SMTC had revenue of $242.6 million, approximately 5% lower than 2007, and earnings before tax of $264 thousand excluding one-time items (which comprise of restructuring charges of $5.6 million, a loss on extinguishment of debt of $0.6 million, and other recoveries of $0.2 million) in the face of a challenging economic environment. Earnings were largely affected by the performance of our Enclosures business located in Boston, Massachusetts that we recently announced will be closed by the end of the second quarter of 2009 with production moved to other facilities including our recently expanded Enclosures operation in Mexico. Our Enclosures business was negatively impacted by the challenging economy and the resulting impact on our customers’ end markets, primarily in the semi-conductor capital sector, as well as a customer disengagement that was the result of being acquired and production in sourced.

Cash generation and debt reduction, key goals for the Company, were strong with the Company generating $7.1 million in cash from operations and reducing net long-term debt by $4.7 million. Net debt at $16.1 million is the lowest debt level for the Company in the past 10 years. Debt has been reduced by $24.9 million in the past two years. During the year, the Company refinanced its debt with long-standing lender, Wachovia Capital, and a new term lender, Export Development Canada. In 2008, the Company successfully strengthened its footprint with a manufacturing partnership with its long-standing partner Alco Electronics Ltd. in China with the establishment of a new dedicated manufacturing facility in Chang An, China.

Subsequent to January 4, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the next five quarters including the fiscal period beginning January 5, 2009 and for the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. The revised covenants reflect the decline in revenues expected as a result of the current challenging business environment. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

The consolidated financial statements of SMTC are prepared in accordance with US GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	December 31, 2006	December 31, 2007	January 4, 2009
Revenue	100.0%	100.0%	100.0%
Cost of sales	89.9%	91.4%	92.7%

Gross profit	10.1%	8.6%	7.3%
Selling, general and administrative expenses	5.8%	5.7%	6.0%
Restructuring charges (recoveries)	(0.5)%	0.1%	2.3%
Gain on sale of assets	(0.5)%	—	—
Loss on extinguishment of debt	—	0.1%	0.3%
Other expenses (recoveries)	0.3%	—	(0.1)%

Operating earnings (loss)	5.0%	2.7%	(1.2)%
Interest expense	2.1%	2.2%	1.2%

Earnings (loss) from continuing operations before income taxes	2.9%	0.5%	(2.4)%
Income tax (recovery) expense
Current	(0.8)%	(0.5)%	0.0%
Deferred	—	—	—

	(0.8)%	(0.5)%	(0.0)%

Net earnings from continuing operations	3.7%	1.0%	(2.4)%

Fiscal period ended January 4, 2009 compared to the year ended December 31, 2007

Revenue

Revenue decreased $13.8 million, or 5.4%, from $256.4 million for the year ended December 31, 2007 to $242.6 million for the period ended January 4, 2009 (“fiscal 2008”). The decrease in revenue was primarily due to a reduction in customer demand in our Boston, Massachusetts based Enclosures division, largely end market based. The Boston facility will be closing at the end of the second quarter of 2009. While not as significant, revenue was also negatively impacted by several small customer disengagements largely in 2007 and two longstanding customers experiencing end market softness related to the construction industry and product lifecycle changes. Somewhat offsetting these reductions, new customers introduced in the past several quarters generated an increase of over $10 million in revenue for fiscal 2008 and three of our larger customers generated year over year increases. The increases experienced with these larger customers was due to a mix of improved end market penetration, end market growth and an increase in our share of business, somewhat offset by reductions in pricing as production for certain of these customers moved to lower cost regions.

During fiscal 2008, revenue from the industrial sector represented 72.1% of revenue compared to 68.1% of revenue in 2007. All segments were negatively impacted by the reduction in revenues from the Enclosures division. The increase in the percentage of revenue generated from the industrial sector in fiscal 2008 compared to 2007 is due to the growth in revenue from three of our larger customers, somewhat offset by a customer negatively impacted by the downturn in the semi conductor capital equipment sector. The percentage of sales attributable to the networking and enterprise computing sector was 16.1% during fiscal 2008, largely unchanged compared to 16.8% during 2007 however a reduction in absolute dollars was experienced as the segment was impacted by the reduction of revenue in the Enclosures division and our customer experiencing product lifecycle changes, somewhat offset by new customer revenue. The percentage of sales attributable to the communications sector decreased to 11.9% during fiscal 2008 from 15.1% during 2007 due to various reductions including customers in our Enclosures division, our customer experiencing end market challenges relating to the construction segment and 2007 disengagements, somewhat offset by new customer revenue.

During fiscal 2008, we recorded approximately $5.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $3.0 million in 2007. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 82.8% of revenue during fiscal 2008, compared to 81.2% in 2007. Revenue from our three largest customers during fiscal 2008 was $48.2 million from Ingenico, $45.4 million from Harris and $40.7 million from MEI, Inc. (“MEI”), representing 19.9%, 18.7% and 16.8%, respectively, of total revenue for fiscal 2008. This compares with revenue of $48.8 million from Ingenico, $39.1 million from Harris and $36.4 million from MEI, representing 19.0%, 15.2% and 14.2%, respectively, of total revenue for 2007. No other customers represented more than 10% of revenue in either year.

During 2008, 35.1% of our revenue was attributable to our operations in Mexico, 27.9% in Canada, 21.8% in the US and 15.2% in Asia. During 2007, 42.5% of our revenue was attributable to our operations in Mexico, 33.9% in the US and 23.6% in Canada. The decrease in Mexico and increase in Asia was a result of production transferring to our lower cost new Asian operation.

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

Gross Profit

Gross profit decreased from $22.1 million, or 8.6% of revenue, for 2007 to $17.6 million, or 7.3% of revenue, for fiscal 2008. This decrease in gross profit is largely due to losses incurred in our Enclosures division, and, to a lesser degree, higher factory overhead, higher parts sales with no margin and the impact on margins of production transferred to Asia, all somewhat offset by improved direct labour efficiency over 2007, including improved foreign exchange.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses remained essentially unchanged decreasing by $0.1 million during fiscal 2008 to $14.5 million from $14.6 million in 2007, but increased as a percentage of revenue to 6.0% for fiscal 2008 from 5.7% of revenue for 2007; the result of the reduction in revenue.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During fiscal 2008, the Company implemented restructuring activities as a result of the transfer of production from the Chihuahua facility to the Company’s China facility and the reduced revenue in the Boston facility. Termination payments of $0.9 million were recorded as restructuring charges and were paid during the year. The Company also recorded a non-cash asset impairment charge of $4.9 million primarily relating to leasehold improvements at the Boston facility. In addition, the Company recorded a restructuring recovery of $0.2 million consisting of a dividend from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002.

During 2007, the Company put into place changes related primarily to manufacturing operations in Mexico. Termination payments of $0.2 million were recorded as restructuring charges and were paid during the year.

Loss on extinguishment of debt

Upon the early repayment of the Company’s pre-existing term debt with Garrison during the third quarter of 2008, the Company recorded a non-cash charge of $0.6 million for the remaining unamortized deferred financing assets related to this extinguished debt.

Upon the early repayment of the Company’s pre-existing senior term and subordinated debt during the third quarter of 2007, the Company recorded a non-cash charge to remove the remaining unamortized deferred financing assets related to these extinguished debts, net of a recovery from the remaining unamortized balance of cancelled warrants, of $0.3 million. The Company also paid $0.1 million in early repayment fees and costs.

Other Income

During the period ended January 4, 2009, the Company entered into forward foreign exchange contracts to reduce our exposure to foreign exchange currency rate changes related to forecast Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3.6 million were outstanding, and are to be settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized into earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $0.2 million which was included in other expense (recovery) in the statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach by reference to quoted prices in active markets for identical assets.

Interest Expense

Interest expense decreased by $2.7 million in fiscal 2008 from $5.6 million to $2.9 million. Included in interest expense is amortization of deferred financing fees of $0.4 million in fiscal 2008, which decreased by $0.9 million from 2007 as a result of the write off of financing fees related to the previous senior term and subordinated term debt incurred upon debt restructuring during fiscal 2007. Interest expense in 2007 was also offset by a reduction in interest expense of $0.2 million for amortization of the value of the cancelled warrants.

Interest expense directly related to debt, excluding the amortization of deferred financing fees and the reduction in interest expense relating to the amortization of the value of cancelled warrants, decreased by $2.0 million, from $4.5 million for 2007, to $2.5 million for 2008 due to lower average debt balances outstanding and lower interest rates in fiscal 2008 as compared to 2007 due to the general decrease in applicable interest rates and reduced rates at the time of the August 2008 refinancing. The weighted average interest rates with respect to the debt were 9.9% and 6.7%, for the year ended December 31, 2007 and the period ended January 4, 2009 respectively.

Income Tax Expense

The net tax expense for 2008 of $0.1 million related to minimum taxes in certain jurisdictions, compared with a net income tax recovery of $1.3 million in 2007, resulting primarily from the release of previously recorded tax reserves.

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

At January 4, 2009, the Company had total net operating loss carry forwards of $88.2 million, of which $2.0 million will expire in 2010, $1.3 million will expire in 2012, $8.4 million will expire in 2014, $3.4 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $42.0 million will expire in 2021, and the remainder will expire between 2023 and 2028.

During fiscal 2008, the Company reviewed if its tax position related to the Recapitalization Transaction would result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of net operating loss carry forwards following an “ownership change.” The Company has concluded that the recapitalization transactions did not result in an ownership change, nor has there been an ownership since that time and as such the use of the net operating loss carry-forwards has not been limited.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenue

Revenue decreased $6.4 million, or 2.4%, from $262.8 million for the year ended December 31, 2006 to $256.4 million for the year ended December 31, 2007. The decrease in revenue was largely due to the expected reduction in revenue from EMC Corporation (“EMC²”) as one of their products moved to end of life, a slowing in end markets of some customers with demand linked to the construction and semiconductor businesses and typical product life cycle patterns with other long standing customers. These declines were almost entirely offset by growth in revenue from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), Ingenico S.A. (“Ingenico”) and $12 million in revenue from some of our newer customers. The growth in Harris and Ingenico revenues is primarily the result of success in their respective end markets, in addition to the impact of the ramping up of Harris in 2006, a new customer added in the later part of 2005.

During 2007, revenue from the industrial sector represented 68.1% of revenue compared to 64.1% of revenue in 2006. The increase in the percentage of revenue generated from the industrial sector in 2007 compared to 2006 is due to the growth in revenue from Harris and Ingenico. The percentage of sales attributable to the networking and enterprise computing sector was 16.8% during 2007 compared to 16.9% during 2006 resulting from the expected decline in revenue from EMC² and another customer with typical product life cycle oscillations, offset by the increase in revenue from other enterprise computing and networking sector customers during 2007. The percentage of sales attributable to the communications sector decreased to 15.1% during 2007 from 18.9% during 2006 due to various reductions including end market economic slowdowns experienced by a customer.

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

Restructuring and Other Charges

During 2007, the Company put into place changes related primarily to manufacturing operations in Mexico (the “2007 Plan”). Termination payments of $0.2 million were recorded as restructuring charges under the 2007 Plan and were paid during the year.

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

Other Expense

During 2006, the Company incurred advisory fees of $0.8 million related to a strategic initiative that the Company did not pursue.

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

Related Party Transactions

Private equity funds advised by Bain Capital, LLC or its affiliates (“Bain Capital”) acquired approximately 50% of the capital stock of MEI during the second quarter of 2006. Blair Hendrix, a director of the Company until May 2007, was also an Operating Partner of Bain Capital, and Bain Capital may be deemed to control MEI. All transactions between the Company and MEI in 2006 and 2007 were in the normal course of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the Wachovia EDC Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. We anticipate our principal uses of cash in the future will remain unchanged.

The following table outlines the summary level cash flow changes for:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Cash provided by (used in):
Operating activities	$(9.5)	$24.7	$7.1
Financing activities	10.5	(22.6)	(3.6)
Investing activities	(1.0)	(1.9)	(1.1)

Increase in cash and cash equivalents	—	0.2	2.4

Cash and cash equivalents, beginning of year	—	—	0.2

Cash, end of the year	$—	$0.2	$2.6

Fiscal 2008 Liquidity:

Net cash generated by operating activities for fiscal 2008 was $7.1 million. The source of cash was the result of decreased working capital requirements of $3.8 million and cash provided by operating activities before non cash working capital of $3.4 million broken down primarily as follows: an increase in cash related to non-cash depreciation of $3.3 million, an increase in cash related to non-cash asset impairment of $4.9 million, an increase in cash related to a non-cash loss on extinguishment of debt of $0.6 million, an increase in cash related to non-cash interest of $0.4 million and a net loss of $5.9 million. Cash provided by working capital of $3.8 million primarily consisted of a decrease in accounts receivable of $10.2 million, offset by an increase in inventories and prepaid expenses of $5.9 million and $0.3 million, respectively. Accounts receivable days sales outstanding were 46 days for the fourth quarter of 2008 compared to 53 days for the same period in 2007 reflecting improved collection experience. Inventory turnover on an annualized basis was 5.8 times for 2008 and 7.8 times for 2007. Inventory had increased $5.9 million in the year, largely as a result of the ramp of new customer business in the fourth quarter of fiscal 2008. Accounts payable days outstanding were 64 days for the fourth quarter of 2008 compared to 56 days for the same period in 2007. During 2008 the Company paid $0.9 million in connection with restructuring charges, compared to $0.5 million in 2007.

Net cash used in financing activities during fiscal 2008 was $3.6 million, consisting of borrowings of $13.8 million under new term debt, net repayment of debt and credit facilities of $16.1 million, repayment of capital leases of $0.9 million and $0.4 million in financing fees incurred in refinancing the Company’s credit facilities. Under the Wachovia EDC Facilities entered into during 2008, the Company has secured a revolving credit facility of up to $45.0 million and $13.8 million in term loans. The revolving portion of the Wachovia EDC Facilities has a borrowing formula that bases our ability to borrow on the characteristics of our accounts receivable and inventory.

Net cash used in investing activities for fiscal 2008 of $1.3 million consisted of purchases of equipment, partially offset by $0.3 million provided from proceeds in a sales-leaseback of equipment.

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

Net cash used in investing activities for 2007 of $1.9 million consisted of purchases of equipment.

Capital Resources

To improve financial flexibility and reduce interest rates, the Company entered into a second amended financing agreement with Wachovia and Export Development Canada (“EDC”) on August 7, 2008. Under the amendment, Wachovia improved certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the facility from $40 million to $45 million. Wachovia also provided a $0.8 million term loan, bearing interest based on the U.S. Prime rate. Also under this amendment, EDC replaces Garrison as the primary term debt lender. The proceeds from the EDC term debt of $13 million, together with the increased borrowing capacity, were used to repay the entire Garrison loan. The interest on the LIBOR based term debt assigned to EDC has been reduced from LIBOR plus 4% to LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed as were restrictions on certain investments and expenditures.

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

During fiscal 2008, equipment of $1.5 million was acquired via capital leases.

As at January 4, 2009, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt	$2.7	$5.0	$3.6	$7.4	$—	$—	$18.7
Capital lease obligations	1.3	0.9	0.7	0.1	—	—	3.0
Operating lease obligations	2.1	2.2	2.1	1.8	1.2	0.9	10.3

Total	$6.1	$8.1	$6.4	$9.3	$1.2	$0.9	$32.0

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

Subsequent to January 4, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the next five quarters including the fiscal period beginning January 5, 2009 and for the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. The revised covenants reflect the decline in revenues expected as a result of the current challenging business environment. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable and record an allowance for doubtful accounts, which reduces the accounts receivable to the amount we reasonably believe will be collected. A specific allowance is recorded against customer accounts receivable that are considered to be impaired based on our knowledge of the financial condition of our customers. In determining the amount of the allowance, we consider factors, including the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

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

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended January 4, 2009 was 6.7%. At January 4, 2009 the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate, our term debt bore interest at 7.5% based on LIBOR and our Canadian term debt bore interest at 3.5% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.2 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 8:	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-36.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of January 4, 2009, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

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

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and Compensation Discussion and Analysis in the proxy statement for use in connection with the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan and warrants granted to certain of our lenders during fiscal year 2004, as of January 4, 2009:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by shareholders:	1,742,893		$1.97	57,107	(1)(2)
Equity compensation plans not approved by shareholders:	1,116,695	(3)	$6.90	—
Total	2,859,588		$3.89	57,107

Notes:

(1)	Pursuant to the terms of the Amended 2000 Plan, the number of shares of Stock that may be issued under Awards granted under the Amended 2000 Plan (including Stock that may be issued on the exchange of Exchangeable Shares issuable under Awards) shall not exceed (A) 1,800,000 plus (B) as of the first day of each fiscal year (commencing with the fiscal year beginning in 2008) of the Company during the life of the Plan, an additional number of shares determined by the Board but not to exceed 1% of the total number of shares of Stock actually outstanding on such date. Notwithstanding the preceding sentence, no more than 1,700,000 shares of Stock may be delivered in satisfaction of any ISOs awarded under the Amended 2000 Plan.
(2)	The number of Exchangeable Shares that may be issued under Awards granted under the Amended 2000 Plan shall not exceed 750,000.
(3)	Represents warrants to purchase common stock of the Company issued to certain of the Company’s lenders on June 1, 2004, as described more fully below.

Issuance of Warrants to Certain of the Company’s Lenders

In connection with the recapitalization undertaken by the Company in 2004, the Company entered into a debt and warrant exchange agreement with its Pre-existing Lenders on June 1, 2004. Under the terms of that agreement, the Company issued to its Pre-existing Lenders shares of common stock and 11,166,947 warrants (each warrant being exercisable for one-tenth of one share of the Company’s common stock) in exchange for $10 million of debt the Company owed to the Pre-existing Lenders. The exercise price at which shares of common stock are purchasable upon the exercise of warrants is $6.90 per share. The warrants expired on March 4, 2009.

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	December 31, 2006	December 31, 2007	January 4, 2009
Balance, beginning of year	(1,193)	(1,015)	(713)
Recovery (charge) to expense	(100)	49	239
Written off	278	253	31

Balance, end of year	(1,015)	(713)	(505)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.1.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (29).

3.2	Amended and Restated By-Laws. (7)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

Exhibit #	Description
4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (12)

10.1.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.1.3) (17)

10.1.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.2.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (12)

10.2.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (17)

10.2.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.2.4	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (20)

10.2.5	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (20)

10.2.6	Third Amending Agreement dated as of June 12, 2006 by and among Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (22)

10.2.7	Third Amending Agreement dated as of June 12, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (22)

10.2.8	Letter Agreement effective as of August 2, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (23)

Exhibit #	Description
10.2.9	Letter Agreement effective as of August 2, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (23)

10.2.10	Fourth Amending Agreement dated as of September 20, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.2.11	Fourth Amending Agreement dated as of September 20, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (24)

10.3	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (11)

10.4	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (11)

10.5	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.6	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.8	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.9	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.10	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts. (19)

10.11	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.12	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (12)

10.13	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.14	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (12)

10.15	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (12)

10.16	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (12)

10.17	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.18	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (12)

10.19	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.20	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (12)

Exhibit #	Description
10.21	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.22	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.23	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (12)

10.24	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.25	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.26	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (13)*

10.27	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (14)

10.28	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (14)

10.29	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (15)

10.30	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (16)*

10.31	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (16)*

10.32	Summary of Board Compensation. (25)

10.33	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.34	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne. (25)*

10.35	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge. (25)*

10.36	Employment Summary Sheet dated as of December 14, 2005 for Don Simpson. (21) *

10.37	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.38	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.39	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (26)

10.40	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (26)

Exhibit #	Description
10.41	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (27)

10.42	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007. (26)

10.43	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007. (26)

10.44	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007. (26)

10.45	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007. (26)

10.46	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007. (26)

10.47	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007. (26)

10.48	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (26)

10.49	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.50	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.51	Second Amended and Restated U.S. Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, and SMTC Mex Holdings, Inc. (28)

10.52	Second Amended and Restated Canadian Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Canada), and SMTC Manufacturing Corporation of Canada. (28)

10.53	Amending Agreement dated August 7, 2008. (28)

10.54	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.55	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007 filed on May 16, 2007 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (File No. 0-31051) and incorporated by reference herein.

(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008 filed on August 13, 2008 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell President and Chief Executive Officer

Date: April 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2009

/S/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2009

/S/ THOMAS COWAN Thomas Cowan	Director	April 6, 2009

/S/ JOHN MARINUCCI John Marinucci	Director	April 6, 2009

/S/ WAYNE MCLEOD Wayne McLeod	Director	April 6, 2009

/S/ ALEX WALKER Alex Walker	Director	April 6, 2009

EXHIBIT INDEX

Exhibit Number	Document

10.54	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.55	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 6, 2009.

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and January 4, 2009	F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006 and 2007 and for the period from January 1, 2008 to January 4, 2009	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 and 2007 and for the period from January 1, 2008 to January 4, 2009	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2007 and for the period from January 1, 2008 to January 4, 2009	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation (“the Company”) (and subsidiaries) as of December 31, 2007 and January 4, 2009, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and 2007 and the period from January 1, 2008 to January 4, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of December 31, 2007 and January 4, 2009 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2007 and the period from January 1, 2008 to January 4, 2009 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

April 6, 2009

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 31, 2007	January 4, 2009
Assets
Current assets:
Cash	$182	$2,623
Accounts receivable—net (note 3)	38,658	28,648
Inventories (note 3)	30,879	36,823
Prepaid expenses	940	1,203

	70,659	69,297
Property, plant and equipment—net (note 3)	22,295	16,743
Deferred financing costs (note 3)	1,410	786
Deferred income taxes (note 10)	483	479

	$94,847	$87,305

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,172	$37,209
Accrued liabilities (note 3)	7,272	6,909
Income taxes payable	604	504
Current portion of long-term debt (note 4)	3,071	2,738
Current portion of capital lease obligations (note 4)	736	1,101

	48,855	48,461
Long-term debt (note 4)	17,913	15,943
Capital lease obligations (note 4)	1,244	1,587
Commitments and contingencies (note 14)
Subsequent events (note 16)

Shareholders’ equity:
Capital stock (note 5)	7,854	7,456
Warrants (note 5)	10,372	10,372
Additional paid-in capital	248,883	249,655
Deficit	(240,274)	(246,169)

	26,835	21,314

	$94,847	$87,305

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended December 31, 2006	Year ended December 31, 2007	Period from January 1, 2008 to January 4, 2009
Revenue	$262,782	$256,408	$242,634
Cost of sales	236,351	234,316	224,964

Gross profit	26,431	22,092	17,670
Selling, general and administrative expenses	15,162	14,564	14,487
Restructuring charges (recoveries) (note 7)	(1,350)	242	5,614
Gain on sale of assets (note 7)	(1,228)	(24)	—
Loss on extinguishment of debt (note 8)	—	371	613
Other expenses (recoveries) (note 9)	826	—	(185)

Operating earnings (loss)	13,021	6,939	(2,859)
Interest expense (note 3)	5,395	5,584	2,919

Earnings (loss) from continuing operations before income taxes	7,626	1,355	(5,778)
Income tax (recovery) expense (note 10)
Current	(2,023)	(1,391)	113
Deferred	62	74	4

	(1,961)	(1,317)	117

Net earnings (loss) from continuing operations	9,587	2,672	(5,895)
Net earnings from discontinued operations (note 11)	874	—	—

Net earnings (loss), also being comprehensive income (loss)	$10,461	$2,672	$(5,895)

Basic earnings (loss) per share (note 12)
—continuing operations	$0.65	$0.18	$(0.40)
—discontinued operations	$0.06	$—	$—

Basic earnings (loss) per share	$0.71	$0.18	$(0.40)

Diluted earnings (loss) per share
—continuing operations	$0.64	$0.18	$(0.40)
—discontinued operations	$0.06	$—	$—

Diluted earnings (loss) per share	$0.70	$0.18	$(0.40)
Weighted average number of shares outstanding
Basic	14,646,333	14,646,333	14,646,333
Diluted	14,906,280	14,959,978	14,646,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2006	16,900	10,372	239,375	(253,407)	13,240

Conversion of shares from exchangeable to common stock	(4,934)	—	4,934	—	—
Stock-based compensation	—	—	187	—	187
Exercise of options	3	—	—	—	3
Net income for the period	—	—	—	10,461	10,461

Balance, December 31, 2006	$11,969	$10,372	$244,496	$(242,946)	$23,891

Conversion of shares from exchangeable to common stock	(4,115)	—	4,115	—	—
Stock-based compensation	—	—	272	—	272
Net income for the period	—	—	—	2,672	2,672

Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835

Conversion of shares from exchangeable to common stock	(398)	—	398	—	—
Stock-based compensation	—	—	374	—	374
Net loss for the period	—	—	—	(5,895)	(5,895)

Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2006	Year ended December 31, 2007	Period from January 1, 2008 to January 4, 2009
Cash provided by (used in):

Operations:
Net earnings (loss)	$10,461	$2,672	$(5,895)
Items not involving cash:
Depreciation	4,688	4,970	3,302
Impairment of property, plant and equipment	—	—	4,921
Gain on disposition of property, plant and equipment	(1,228)	(24)	—
Unrealized gain on derivative instrument	—	—	(185)
Deferred income taxes	62	74	4
Non-cash interest	1,949	1,593	352
Stock-based compensation (note 6)	187	(26)	133
Loss on extinguishment of debt	—	269	613
Discontinued operations	(874)	—	—
Other	46	—	100
Change in non-cash operating working capital:
Accounts receivable	(18,373)	6,502	10,195
Inventories	(9,595)	11,972	(5,944)
Prepaid expenses	418	340	(263)
Income taxes recoverable/payable	776	(1,375)	(100)
Accounts payable	5,791	442	37
Accrued liabilities	(3,847)	(2,683)	(162)

	(9,539)	24,726	7,108

Financing:
Increase in long-term debt	16,639	21,500	13,800
Repayment of long-term debt	(4,732)	(42,106)	(16,103)
Principal payment of capital lease obligations	(1,686)	(653)	(908)
Net proceeds from issuance of shares	3	—	—
Proceeds from discontinued operations	874	—	—
Debt issuance and deferred financing costs	(606)	(1,409)	(395)

	10,492	(22,668)	(3,606)

Investment:
Purchase of property, plant and equipment	(2,181)	(1,914)	(1,329)
Proceeds from sale of property, plant and equipment	1,228	38	268

	(953)	(1,876)	(1,061)

Increase in cash and cash equivalents	—	182	2,441
Cash and cash equivalents, beginning of year	—	—	182

Cash, end of the year	$—	$182	$2,623

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past eight years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under an existing manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

The financial year end of the current reporting period has been changed to January 4, 2009. The financial year of the Company was changed from a calendar year ending December 31 to a 52 week fiscal period ending on a Sunday. Accordingly, the current consolidated statement of operations and comprehensive income, the consolidated statement of changes in shareholders’ equity, and consolidated statement of cash flows are reported for the period from January 1, 2008 to January 4, 2009 (“period ended January 4, 2009”). The next financial year end will be January 3, 2010. Comparative information has not been restated for this change.

2.	Significant accounting policies

(i)	Basis of presentation

As a result of difficult economic conditions in the North American economy, the Company is expected to experience a significant decline in revenues that absent restructuring initiatives would result in a decline in profitability. In response to these difficult economic conditions, the Company has developed and is implementing a new plan that includes an updated revenue forecast and various cost reduction and operational reorganization initiatives. While management is confident in its plan, market conditions are difficult to predict and there is no assurance that the Company will achieve its plan results.

In connection with its lending agreements, the Company and its lenders have amended these agreements to revise covenant requirements for fiscal 2009 and the first quarter of fiscal 2010, and provided certain waivers with respect to the fourth quarter of 2008. Management believes that the Company will remain in compliance with its amended lending agreements for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain results.

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements are denominated in United States (“US”) dollars. Some comparative figures have been reclassified to conform to the financial statement presentation adopted in the current period.

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring accruals, determination of useful lives of property, plant and equipment, impairment of long-lived assets and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

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

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers purchasing unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

The Company elects to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

(vi)	Allowance for doubtful accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on factors including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

(vii)	Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or suppliers. If these assumptions change, additional write-downs may be required.

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

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	5 - 20 years
Machinery and equipment—fabrication business	15 years
Machinery and equipment—all other	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term and estimated useful life

Land is stated at cost.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(ix)	Deferred financing costs

Long-term debt financing related costs are deferred and amortized over the term of the related debt and the related amortization is included within interest expense. Deferred financing costs relating to term debt are amortized using the effective interest method while deferred financing costs relating to revolving credit facilities are amortized on a straight-line basis over the term of the facility.

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

In establishing the appropriate valuation allowances for deferred tax assets, the Company assesses its ability to realize its deferred tax assets based on available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets or a portion thereof will be realized.

Beginning January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, (“Accounting for Income Taxes”) (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and was applicable to the Company beginning January 1, 2007.

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

On May 2, 2007, the FASB issued FASB Staff Position (“FSP”) FIN48-1, “Definition of Settlement in FASB Interpretation 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company applied the provision of FSP FIN 48-1 effective January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

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

The Company accounts for derivative financial instruments in accordance with applicable guidance. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations and comprehensive income in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in the statement of operations and comprehensive income.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

(xiv)	Stock-based compensation

The Company applies SFAS No. 123R (revised 2004) “Share Based Payment”, (“SFAS 123R”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(xv)	Fair Value Measurements

Commencing January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring and establishing a hierarchy that categorizes and prioritizes the sources to be used in estimating fair values. SFAS 157 also expands financial statement disclosures about fair value measurements. In accordance with SFAS 157, the Company determines fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three tiers:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3—No observable pricing inputs in the market (e.g., discounted cash flows)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

(xvi)	Impairment of long-lived assets

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

(xvii)	Restructuring costs

The Company accounts for restructuring costs related to an exit or disposal activity when a liability is incurred and can be measured at fair value.

(xviii)	Asset retirement obligations

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the year ended December 31, 2007 and the period ended January 4, 2009.

(xix)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the year ended December 31, 2007, and the period ended January 4, 2009.

(xx)	Comprehensive income (loss):

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years ended December 31, 2006 and 2007 and the period ended January 4, 2009, comprehensive income (loss) was equal to net earnings (loss).

(xxi)	Accounting Changes

(a)	Share Based Payment:

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Share-Based Payment (“SAB 110”). SAB 110 allows public companies, which do not have historically sufficient experience to provide a reasonable estimate of the expected term of “plain vanilla” share options,

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

to continue to use the “simplified” method to determine an expected term for share option grants after December 31, 2007. SAB 110 became effective January 1, 2008. The Company uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate and the adoption of SAB 110 allowed the Company to continue to use the “simplified” method.

(b)	Sources of Accounting Principles:

Effective November 15, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

(xxii)	Recent accounting pronouncements

(a)	Financial Instruments:

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 07-5 on its consolidated financial statements.

(b)	Share Based Payments:

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of EITF 03-6-1 on its consolidated financial statements.

(c)	Business Combinations:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning on January 5, 2009.

(d)	Noncontrolling Interests:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning on January 5, 2009 and is currently assessing the impact of the adoption of SFAS 160.

(e)	Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 beginning on January 5, 2009 and is currently assessing the impact of the adoption of SFAS 161.

(xxiii) Change in accounting estimate

In the course of acquiring machinery and equipment for the fabrication business at the beginning of the second quarter of 2008, the Company conducted a review of the estimated useful life of machinery and equipment used in that business. Based on those findings, the estimated useful life of that class of assets was increased from 7 years to 15 years. This change in estimate was applied to all existing and new assets of this class on a prospective basis from March 31, 2008. This change in estimate for the period ended January 4, 2009 resulted in an increase to net income of $20 and no change to earnings per share.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable—net:

	December 31, 2007	January 4, 2009
Accounts receivable	$39,371	$29,153
Allowance for doubtful accounts	(713)	(505)

Accounts receivable—net	$38,658	$28,648

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Inventories:

	December 31, 2007	January 4, 2009
Raw materials	$22,576	$26,355
Work in process	5,459	7,664
Finished goods	2,151	2,072
Other	693	732

Inventories	$30,879	$36,823

Property, plant and equipment—net:

	December 31, 2007	January 4, 2009
Cost:
Land	$1,648	$1,648
Buildings	9,677	9,777
Machinery and equipment (a)	30,377	31,802
Office furniture and equipment	4,376	4,404
Computer hardware and software (b)	9,015	9,325
Leasehold improvements	13,675	9,031

	68,768	65,987

Less accumulated depreciation:
Land	—	—
Buildings	(3,775)	(4,275)
Machinery and equipment (a)	(21,531)	(23,217)
Office furniture and equipment	(4,238)	(4,292)
Computer hardware and software (b)	(8,407)	(8,699)
Leasehold improvements	(8,522)	(8,761)

	(46,473)	(49,244)

Property, plant and equipment—net	$22,295	$16,743

(a)	Included within machinery and equipment were assets under capital leases with costs of $6,375 and $7,622, and associated accumulated depreciation of $2,056 and $3,017 as of December 31, 2007 and January 4, 2009, respectively. The related depreciation expense for the years ended December 31, 2006, December 31, 2007 and the period ended January 4, 2009 were $593, $864 and $956, respectively.
(b)	Included within computer hardware and software were assets under capital leases with costs of $268, and associated accumulated depreciation of $49, as of January 4, 2009. The related depreciation expense for the period ended January 4, 2009 was $49. There were no computer hardware and software asset under capital lease at December 31, 2007 and no related depreciation expense for the years ended December 31, 2006 and 2007.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Deferred financing costs:

	December 31, 2007	January 4, 2009
Deferred financing costs	$3,403	$2,526
Accumulated amortization	(1,993)	(1,740)

	$1,410	$786

Accrued liabilities:

	December 31, 2007	January 4, 2009
Customer related	$1,077	$1,626
Interest and financing related	345	68
Payroll	2,605	2,250
Professional services	1,260	660
Restructuring	70	—
Vendor related	277	673
Miscellaneous taxes	210	149
Other	1,428	1,483

Accrued liabilities	$7,272	$6,909

Consolidated statements of operations and comprehensive income

Interest expense:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Long-term debt	$5,433	$5,343	$2,742
Obligations under capital leases	146	198	207
Other	(184)	43	(30)

Interest expense	$5,395	$5,584	$2,919

Consolidated statements of cash flows

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Cash interest paid	$3,196	$4,101	$2,635
Cash taxes (received) paid—net	$(2,799)	$61	$173
Property, plant and equipment acquired through capital lease	$2,216	$561	$1,516

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as at:

	December 31, 2007	January 4, 2009
Revolving	$252	$6,331
Term	20,732	12,350

	20,984	18,681
Less: Current portion of long-term debt	(3,071)	(2,738)

Long-term debt	$17,913	$15,943

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

The Company incurred costs of $1,409 related to the completion of the Wachovia Monroe Facilities in 2007. These costs were recorded as a non-current deferred charge to be amortized as additional interest expense over the term of the credit facility. A portion of these costs were included in the loss on extinguishment of the Wachovia Monroe term debt (note 8).

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

The Company incurred costs of $395 related to the completion of the Wachovia EDC Facilities in 2008. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

At January 4, 2009 and December 31, 2007, there were Canadian dollar denominated cash balances of $2,891 and $1,362 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Wachovia EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The term loan to EDC is repayable in quarterly installments ranging from $325 to $1,463, with the remaining amounts outstanding due at maturity, as specified in the repayment schedule of the loan agreement. The term loan to Wachovia is repayable in quarterly installments of $75, with the remaining amounts outstanding due at maturity.

Financial covenants:

Subsequent to January 4, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the next five quarters including the fiscal period beginning January 5, 2009 and for the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. The revised covenants reflect the decline in revenues expected as a result of the current challenging business environment. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Obligations under capital leases

Minimum lease payments for capital leases due within each of the next five years consist of the following

2009	$1,303
2010	931
2011	645
2012	120
2013	19

Total minimum lease payments	3,018
Amount representing interest of 7.6% to 11.7%	(330)

Present value of lease payments	2,688
Current portion of capital leases	1,101

Long term capital lease obligations	$1,587

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Debt principal repayments

At January 4, 2009, principal repayments due within each of the next five years on long-term debt are as follows:

2009	$2,738
2010	5,012
2011	3,550
2012	7,381
2013	—

Total	$18,681

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 31, 2007 and January 4, 2009 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 31, 2006		December 31, 2007		January 4, 2009
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	1,748,875	$16,547	1,226,956	$11,608	791,533	$7,489
Shares issued pursuant to:
Conversion to common stock	(521,919)	(4,939)	(435,423)	(4,119)	(42,085)	(398)

Balance at end of the period	1,226,956	$11,608	791,533	$7,489	749,448	$7,091

Common shares
Balance at beginning of the period	12,892,457	$439	13,419,376	$361	13,854,799	$365
Adoption of SAB 108	—	(86)	—	—	—	—
Shares issued pursuant to:
Conversion of exchangeable shares	521,919	5	435,423	4	42,085	—
Options exercised	5,000	3	—	—	—	—

Balance at end of the period	13,419,376	$361	13,854,799	$365	13,896,884	$365

Special voting stock
Balance at beginning of the period	1	$—	1	$—	1	$—

Balance at end of the period	1	$—	1	$—	1	$—

Total Common stock		$11,969		$7,854		$7,456

Warrants
Common share warrants
Balance at beginning of the period	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755

Balance at end of the period	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the period	16,675,000	$7,617	16,675,000	$7,617	16,675,000	$7,617

Balance at end of the period	16,675,000	$7,617	16,675,000	$7,617	16,675,000	$7,617

Total Warrants		$10,372		$10,372		$10,372

Capital transactions from January 1, 2006 to January 4, 2009:

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

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a “Purchase Warrant”) was exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of CDN $9.25 per share. The Special Warrants were exercised into units on June 2, 2004. The Purchase Warrants expired on March 3, 2009.

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

Conversion of outstanding debt:

On June 1, 2004, the Company’s pre-existing lenders exchanged $10,000 of outstanding debt and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant was exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The Conversion Warrants expired on March 4, 2009.

The fair value of the consideration paid upon conversion of $10,000 of outstanding debt was allocated between the common stock and Conversion Warrants using the relative fair value method. The fair value of the consideration paid was allocated between the common stock and Conversion Warrants in the amounts of $7,137 and $2,863, respectively. The Company incurred total costs of $379 related to the conversion. These costs were offset against the common stock and Conversion Warrants in proportion to their relative fair values, resulting in net proceeds allocated to these instruments of $6,866 and $2,755, respectively. The excess of the amount allocated to the common stock over the par value of $6,754 was recorded as additional paid-in capital.

Exchangeable shares:

During the years ended December 31, 2006 and 2007 and the period ended January 4, 2009, exchangeable shares of 521,919, 435,423 and 42,085 with a carrying value of $4,929, $4,119 and $398 respectively, were exchanged for common stock, with a par value of $5, $4 and nil, respectively, with the difference recorded as additional paid-in capital.

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

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”), pursuant to which a variety of stock-based incentive awards may be granted. The plan permits the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options granted before the fourth quarter of 2007 generally vest over a four-year period and expire 10 years from their respective date of grant, while options granted thereafter vest over a three-year period and expire 5 years from their respective date of grant. The Company generally issues new shares when options are exercised. A summary of stock option activity for the years ended December 31, 2006 and 2007 and the period ended January 4, 2009 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2005	696,839	$3.50
Options granted under the 2000 Equity Incentive Plan	290,000	$2.50
Options exercised	(5,000)	$1.17
Options forfeited	(39,715)	$13.15

Outstanding balance at December 31, 2006	942,124	$2.80
Options granted under the 2000 Equity Incentive Plan	440,000	$1.77
Options forfeited	(8,570)	$27.02

Outstanding balance at December 31, 2007	1,373,554	$2.32

Options granted under the 2000 Equity Incentive Plan	370,000	$0.70
Options forfeited	(661)	$5.36

Outstanding balance at January 4, 2009	1,742,893	$1.97	$3,438	5.5

Exercisable balance at January 4, 2009	900,391	$2.58	$2,321	5.9

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

The estimated fair value of options is determined using the Black-Scholes option pricing model and is amortized over the expected life on a straight line basis. The Company has elected to use the simplified method for estimating the expected life which is equal to the midpoint between the vesting period and the contractual term. The simplified method is used as the Company does not have sufficient historical exercise data and the terms of share option grants have changed. The following weighted average assumptions were used in calculating the estimated fair value of options used to compute stock-based compensation expenses:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	103.2%	95.4%	95.4%
Risk-free interest rate	4.68%	3.62%	2.51%
Expected option life in years	4.0	3.1	4.0

Weighted-average stock option fair value per option granted	$1.81	$1.77	$0.51

During the years ended December 31, 2006 and 2007 and the period ended January 4, 2009, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $187, $272 and $374, respectively.

During the years ended December 31, 2006 and 2007 and for the period ended January 4, 2009, 170,976, 194,165 and 333,333 options vested, respectively. As at January 4, 2009, compensation expense of $441 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.9 years.

The following table presents information about stock options outstanding as of January 4, 2009:

Exercise price	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
1998 SMTC Plan
	5,693	$5.36	5,693	$5.36
2000 Equity Incentive Plan
	370,000	$0.70	0	$0.70
	340,000	$1.17	257,500	$1.17
	200,000	$1.55	200,000	$1.55
	400,000	$1.64	133,335	$1.64
	290,000	$2.50	193,330	$2.50
	30,000	$2.75	30,000	$2.75
	40,000	$3.11	13,333	$3.11
	8,000	$3.75	8,000	$3.75
	35,000	$4.00	35,000	$4.00
	7,120	$15.00	7,120	$15.00
	7,120	$25.00	7,120	$25.00
	9,960	$40.00	9,960	$40.00

	1,737,200	$1.97	894,698	$2.58

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

Deferred Share Units

Deferred Share Units are granted to directors and certain officers of the Company as remuneration in lieu of cash. During the years ended December 31, 2006 and 2007, and for the period ended January 4, 2009, 49,475, 180,259 and 36,809 deferred share units were granted, respectively.

At December 31, 2006 and 2007, and January 4, 2009, 192,620, 345,545 and 382,354 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the year ended December 31, 2006 was $257. Deferred Share Unit compensation recovery for the year ended December 31, 2007 and for the period ended January 4, 2009 was $298 and $241, respectively.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

7.	Restructuring and other charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”). During the third quarter of 2007, the Company put into place further changes primarily to manufacturing operations in Mexico (the “2007 Plan”). In 2008 the Company implemented restructuring activities as a result of the movement of production to the Company’s China facility and the reduced volumes in the Boston facility (the “2008 Plan”). The following table summarizes components of restructuring charges and recoveries for the periods noted:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Asset impairment	$—	$—	$4,921
Severance	470	242	918
Proceeds from liquidation	—	—	(225)
Reversal of previously recorded lease and other contract obligations	(1,820)	—	—
Proceeds from sale of land	(1,228)	—	—

Restructuring and other charges (recoveries)	(2,578)	242	5,614

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

2008 charges (recoveries):

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which related to restructuring activities under the 2002 Plan.

In the second quarter of 2008, the Company recorded a restructuring charge of $5,748, consisting of a $518 severance charge at our Chihuahua facility, a $159 severance charge at our Boston facility, a $150 severance charge at the corporate level, and a $4,921 asset impairment charge. The Company reduced 276 full time staff and approximately 100 temporary staff, mainly in Mexico and Boston. The asset impairment charge was largely related to a write off of leasehold improvements acquired in 2000 at the Company’s Boston facility and the fair values were calculated using discounted cash flows under the income approach.

In the fourth quarter of 2008, the Company recorded additional restructuring charges of $91, consisting of a severance charge of $41 at the Boston facility and a severance charge of $50 at the Mexico facility.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring and other charges (Continued)

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities relating to the 2002 Plan:

	Inventory writedowns included in Cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Sale of assets (a)	Other facility exit costs	Total
2002 Plan
2002 charges	$6,536	$18,656	$2,844	$7,689	$—	$1,568	$37,293
Non-cash charges	(6,536)	—	—	(7,726)	—	—	(14,262)
2002 and 2003 cash payments	—	(8,113)	(4,703)	—	293	(630)	(13,153)
2003 Reversals	—	(4,123)	—	—	—	(701)	(4,824)
2003 Charges	—	326	2,418	37	(293)	96	2,584

Balance as at December 31, 2003	$—	$6,746	$559	$—	$—	$333	$7,638

Charges	—	—	400	—	—	—	400
Reversals	—	(256)	—	—	—	—	(256)
Payments	—	(4,100)	(103)			(300)	(4,503)

Balance as at December 31, 2004	$—	$2,390	$856	$—	$—	$33	$3,279

Charges	—	—	156	—	(12)	93	$237
Reversals	—	(237)	(456)	—	—	—	(693)
Receipts (payments)	—	(299)	(556)		12	(96)	(939)

Balance as at December 31, 2005	$—	$1,854	$—	$—	$—	$30	$1,884

Reversals	—	(1,820)	—	—	—	—	$(1,820)
Payments	—	(34)	—		—	(30)	(64)

Balance as at December 31, 2006 and 2007	$—	$—	$—	$—	$—	$—	$—

Reversals	—	—	—	—	(225)	—	—
Receipts	—	—	—	—	225	—	—

Balance as at January 4, 2009	$—	$—	$—	$—	$—	$—	$—

(a)	The receipt from sale of assets relates to cash received from the proceeds on sale of a previously written down asset.

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities, relating to the 2004 Plan:

	Leases and other contractual obligations	Severance	Total
2004 Plan
Charges	$—	$1,458	$1,458
Payments	—	(722)	(722)

Balance as at December 31, 2004	$—	$736	$736

Charges	14	529	543
Payments	(14)	(977)	(991)

Balance as at December 31, 2005	$—	$288	$288

Payments	—	(288)	(288)

Balance as at December 31, 2006 and 2007 and January 4, 2009	$—	$—	$—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring and other charges (Continued)

The following table details original charges and the related amounts included in accrued liabilities relating to the 2006 Plan:

Severance
2006 Plan
Charges	$470
Payments	(117)

Balance as at December 31, 2006	$353

Payments	(283)

Balance as at December 31, 2007	$70
Payments	(70)

Balance as at January 4, 2009	$—

The following table details original charges and the related amounts included in accrued liabilities relating to the 2007 Plan:

Severance
2007 Plan
Charges	$242
Payments	(242)

Balance as at December 31, 2007 and January 4, 2009	$—

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2008 Plan:

	Asset impairment	Severance	Total
2008 Plan
2008 charges	$4,921	$918	$5,839
Non-cash charges	(4,921)	—	(4,921)
Cash payments	—	(918)	(918)

Balance as at January 4, 2009	$—	$—	$—

8.	Loss on extinguishment of debt

Upon the early repayment of the Company’s pre-existing senior term and subordinated term debts during the third quarter of 2007, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing costs related to these extinguished debt instruments, net of a recovery from the remaining unamortized balance of cancelled warrants, of $269. The Company also incurred $102 in early repayment fees and costs.

Upon the refinancing of the Company’s existing term debt with Garrison during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing costs related to the extinguished term debt of $613.

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

In the period ended January 4, 2009 other expenses included an unrealized gain on derivative instruments of $185 (note 15).

10.	Income taxes

The Company recorded the following income tax expense (recovery) for the periods noted:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Current:
Federal	$(1,249)	$(1,466)	$31
Foreign	(774)	75	82

	(2,023)	(1,391)	113
Deferred:
Federal	—	—	—
Foreign	62	74	4

	62	74	4

Income tax expense (recovery)	$(1,961)	$(1,317)	$117

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Federal tax (recovery)	$2,669	$474	$(2,022)
State income tax expense (recovery), net of federal tax benefit	229	69	(222)
Change in enacted rates	93	1,087	(411)
Income of international subsidiaries taxed at different rates	(601)	(649)	(1,089)
Change in valuation allowance	(4,154)	(451)	2,444
Additional (release of) tax exposures, net of alternative minimum taxes	—	(1,424)	65
Permanent and other differences	(197)	(423)	1,352

Income tax expense (recovery)	$(1,961)	$(1,317)	$117

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the periods noted:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
U.S.	$5,166	$(128)	$(8,978)
Non U.S.	2,460	1,483	3,200

	$7,626	$1,355	$(5,778)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax liabilities and assets are comprised of the following at:

	December 31, 2007	January 4, 2009
Deferred income tax assets:
Net operating loss carryforwards	$31,278	$32,987
Capital loss carryforwards	2,613	2,199
AMT credit carryforwards	1,402	1,414
Property, plant and equipment and other assets	11,137	13,073
Reserves, allowances and accruals	1,521	718

	47,951	50,391
Valuation allowance	(47,468)	(49,912)

Net deferred income tax assets	$483	$479

At January 4, 2009, the Company had total net operating loss (“NOL”) carry forwards of $88,189, of which $1,984 will expire in 2010, $1,260 will expire in 2012, $8,359 will expire in 2014, $3,379 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $42,029 will expire in 2021, and the remainder will expire between 2023 and 2028.

At January 4, 2009 and December 31, 2007, the Company had gross unrecognized tax benefits of $270 and $332, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2001 to 2008 remain open for review by the tax authorities in Canada. Tax years 2003 to 2008 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $140 and $137 accrued for interest and penalties as of January 4, 2009 and December 31, 2007, respectively. The increase is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions for the period offset by foreign exchange revaluation.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 1, 2008	$332

Increase related to prior year tax positions	—
Decrease related to prior year tax positions	—
Foreign exchange	(62)

Balance as at January 4, 2009	$270

Deferred income taxes have not been provided on $10,225 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrealized deferred tax liabilities related to these earnings is $4,090.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. SFAS 109 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a review undertaken in the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. In 2008, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized in the amount of $479. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax asset. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

11.	Discontinued operations

In connection with the Company’s 2002 restructuring plan described in further detail in Note 7, the Company decided to exit and dispose of the Cork, Ireland operations, and recorded a charge of $9,717 related to the closure of the facility in the year ended December 31, 2002. During the year ended December 31, 2006, additional proceeds from liquidation of $874 were received and recorded as net earnings from discontinued operations. The recovery in 2006 is anticipated to be the final recovery.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

12.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for:

(Number of common shares)	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333
Dilutive stock options (a) (b)	259,947	313,645	—

Diluted weighted average shares outstanding	14,906,280	14,959,978	14,646,333

(a)	As a result of the net loss from continuing operations for the period ended January 4, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.
(b)	Dilutive stock options were determined by using the treasury stock method. For the years ended December 31, 2006 and 2007, the average share prices used were $3.17 and $3.09 per share, respectively.

During the years ended December 31, 2006 and 2007 and the period ended January 4, 2009, the calculations of diluted weighted average shares outstanding did not include 682,177, 1,009,202 and 1,742,893 options respectively, nor did they include 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada and Mexico and Asia. Operations in Asia became a material segment during the fiscal period ended January 4, 2009 with the establishment of the new facility in China. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges (recoveries), gain on sale of assets, loss on extinguishment of debt and other expenses. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Revenues
Mexico	$117,680	$113,813	$91,573
Canada	57,890	64,245	72,644
US	102,875	87,043	53,834
Asia	—	—	36,844

Total	$278,445	$265,101	$254,895

Intersegment revenue
Mexico	$(8,306)	$(4,902)	$(6,349)
Canada	(7,212)	(3,615)	(4,897)
US	(145)	(176)	(1,015)

Total	$(15,663)	$(8,693)	$(12,261)

Net external revenue
Mexico	$109,374	$108,911	$85,224
Canada	50,678	60,630	67,747
US	102,730	86,867	52,819
Asia	—	—	36,844

Total	$262,782	$256,408	$242,634

EBITA
Mexico	$3,821	$2,629	$2,707
Canada	(1,768)	(52)	538
US	9,216	4,951	(1,078)
Asia	—	—	1,016

Total	$11,269	$7,528	$3,183

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

A reconciliation of EBITA to earnings (loss) from continuous operations before income taxes is as follows:

EBITA	$11,269	$7,528	$3,183
Interest	5,395	5,584	2,919
Restructuring charges (recoveries)	(1,350)	242	5,614
Gain on sale of assets	(1,228)	(24)	—
Loss on extinguishment of debt	—	371	613
Other expenses (recoveries)	826	—	(185)

Earnings (loss) from continuing operations before income taxes	$7,626	$1,355	$(5,778)

Capital expenditures:

The following table contains capital expenditures for:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
Mexico	$2,425	$1,139	$905
Canada	1,466	1,077	623
US	506	259	1,249
Asia	—	—	68

Total	$4,397	$2,475	$2,845

Assets:

	December 31, 2007	January 4, 2009
Long-lived assets (a)
Mexico	$13,634	$12,460
Canada	2,770	2,491
US	5,891	1,747
Asia	—	45

Total	$22,295	$16,743

Total assets
Mexico	$49,423	$41,227
Canada	20,338	29,433
US	25,086	9,433
Asia	—	7,212

Total	$94,847	$87,305

(a)	Long-lived assets information is based on the principal location of the asset.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Year ended December 31, 2006	Year ended December 31, 2007	Period ended January 4, 2009
US	$188,338	$126,788	$105,853
Canada	32,160	89,592	87,521
Europe	7,298	5,830	13,111
Asia	1,890	2,657	28,507
Mexico	33,096	31,541	7,642

Total	$262,782	$256,408	$242,634

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

The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenue. In addition to having a limited number of customers, the Company manufactures a limited number of products for each customer. If the Company loses any of its largest customers or any product line manufactured for one of its largest customers, it could experience a significant reduction in revenue. Also, the insolvency of one or more of its largest customers or the inability of one or more of its largest customers to pay for its orders could decrease future revenue. As many costs and operating expenses are relatively fixed, a reduction in net revenue can decrease profit margins and adversely affect business, financial condition and results of operations.

During the year ended December 31, 2006, three customers individually comprised 17%, 14% and 11% of total revenue across all geographic segments. At December 31, 2006, these customers represented 17%, 2% and 17% of the Company’s accounts receivable.

During the year ended December 31, 2007, three customers individually comprised 19%, 15% and 14% of total revenue across all geographic segments. At December 31, 2007 these customers represented 29%, 9% and 12% of the Company’s accounts receivable.

During the period ended January 4, 2009, three customers individually comprised 20%, 19% and 17% of total revenue across all geographic segments. At January 4, 2009, these customers represented 17%, 4% and 4% of the Company’s accounts receivable.

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

Operating leases

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2009	$2,132
2010	2,154
2011	2,101
2012	1,786
2013	1,224
Thereafter	918

Total	$10,315

Operating lease expense for the years ended December 31, 2006 and 2007 and the period ended January 4, 2009 was $2,192, $1,988 and $2,080, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term. The Company has posted a letter of credit in the amount of $450 in favour of a facility landlord.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 4, 2009 consist of insurance installments of $148 to be paid during calendar year 2009. As at December 31, 2007, purchase obligations not recorded on the balance sheet consist of insurance installments of $227 to be paid during calendar year 2008.

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

In 2007, a lawsuit was commenced against SMTC Corporation and certain of its subsidiaries in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of assets to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. Management believes that the allegations in these claims are without merit and intends to defend against them vigorously. However, there can be no assurance that the outcome of the litigation will be favorable to the Company or will not have a material adverse impact on the Company’s financial position or liquidity.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

15.	Derivative Financial Instruments

During the period ended January 4, 2009 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under SFAS 133. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3,598 were outstanding, and are to be settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $185 which was included in other expense (recovery) in the statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach with quoted prices in active markets for identical assets.

There were no derivative instruments outstanding at December 31, 2007.

16.	Subsequent Events

On March 6, 2009 the Company announced that the Boston facility will be closed. Restructuring charges associated with the closure, including severance and contract termination costs will be recorded in fiscal 2009.