Form 10-K/A
period 2009-01-04
SMTC CORP
filed 2009-05-14
CIK 1108320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2009

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

SMTC Corporation

Amendment No. 1 to

2008 Annual Report on Form 10-K/A

Page
PART III

Item 10. Directors, Executive Officers and Corporate Governance	4

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13. Certain Relationships and Related Transactions, and Director Independence	16

Item 14. Principal Accountant Fees and Services	16

PART IV

Item 15. Exhibit Index	18

SIGNATURES	19

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of SMTC Corporation (“SMTC”, the “Company”, “we” or “us”) for the fiscal year ended January 4, 2009 as filed with the SEC on April 6, 2009 (the “2008 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2008 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2008 Annual Report, other than the filing of new Exhibits 31.1, 31.2, 32.1, and 32.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 6, 2009, the filing date of the 2008 Annual Report.

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

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers, their ages as of April 30, 2009, the positions currently held by each person and their place of residence.

Name and Place of Residence	Age	Office
John Caldwell Toronto, Ontario	59	President and Chief Executive Officer and Director (1)(2)

Jane Todd Aurora, Ontario	46	Senior Vice President, Finance, and Chief Financial Officer (2)

Steven Hoffrogge Aurora, Ontario	44	Senior Vice President, Business Development

Don G. Simpson Newmarket, Ontario	46	Senior Vice President, Manufacturing and Engineering

Paul Blom Aurora, Ontario	47	Senior Vice President, Supply Chain Management

Wayne McLeod Toronto, Ontario	69	Director and Chair of the Board (3)(4)(5)

Thomas Cowan Stamford, Connecticut	59	Director (3)(4)(5)

Alex Walker Stouffville, Ontario	43	Director (3)(4)(5)

John Marinucci Oakville, Ontario	52	Director (3)(4)(5)

David Sandberg New York, New York	36	Director

(1)	Also a member of the board of directors of SMTC Canada.
(2)	Also an officer of SMTC Canada.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Management Development Committee.
(5)	Member of the Audit Committee.

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

Wayne McLeod has served as a director since February 2005 and Chair of our Board since August 2005. Mr. McLeod served as President, Chief Executive Officer and Chairman of CCL Industries during his term there from 1980-1999. He is currently a member of the boards of directors of Morguard Corp., New Flyer Industries Inc., and Richards Packaging Inc., all listed on the Toronto Stock Exchange. He also serves on the Board of the Institute of Corporate Directors.

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

John Marinucci was appointed director in June 2008. Mr. Marinucci served as President and CEO of New Flyer Industries Inc., from 2002 to 2009. Prior to 2002, he served as President and COO for National Steel Car and is a former President of the Canadian Association of Railway Suppliers. Mr. Marinucci currently sits on the Board of Directors for New Flyer Industries Inc., CWB Group and Weststart-CALSTART. Mr. Marinucci is a chartered accountant and is a member of the Institute of Corporate Directors.

Alex Walker was appointed director in June 2008. Mr. Walker is currently Founder and Managing Director of Blackmore Partners Inc., a strategy and financial advisory firm. Prior to joining Blackmore Partners in 2007, Mr. Walker held CEO, COO, and CFO roles for private and public technology and manufacturing companies, such as Cube Route Inc., Abridean Inc., Divine Inc., GNC Inc., and Guernsey Bel. Mr. Walker has served on the boards of several companies. He received an MBA from the University of Chicago and a Mechanical Engineering Degree from Queen’s University.

David Sandberg was appointed director in April 2009. Mr. Sandberg is currently the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, founded in March 2003 and co-manager and co-founder of Pinnacle Fund LLP, founded in 2008. Red Oak Partners LLC is SMTC’s largest shareholder. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998-2002. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During 2008, the Board held twelve (12) meetings. The Board has three standing committees: the Nominating and Governance Committee, the Audit Committee and the Compensation and Management Development Committee.

The Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors consisted of all independent directors in 2008 subsequent to the 2008 Annual General Meeting. The Nominating and Governance Committee (i) identifies individuals qualified to become members of the Board, (ii) selects, or recommends that the Board select, the director nominees for the next annual meeting of Stockholders, (iii) develops and recommends to the Board a set of corporate governance principles applicable to the Company and (iv) oversees the evaluation of the Board and its dealings with management and the committees of the Board. During 2008, the mandate of the Nominating and Governance Committee was undertaken by the full Board of Directors. Accordingly, the Nominating and Governance Committee did not meet in separate session during 2008. The Board approved a written charter for the Nominating and Governance Committee in April 2004, which is available on the Company’s website at www.smtc.com.

The Audit Committee

The Audit Committee, which met four (4) times in 2008, consisted of William Brock, Thomas Cowan and Wayne McLeod for the first half of the year, subsequent to the Annual General Meeting of 2008, all independent Directors were members of the Audit Committee. Until December 10, 2008, William Brock served on the Audit Committee. The Board has determined that Mr. Brock and Mr. McLeod are “audit committee financial experts” as defined by the Securities and Exchange Commission. Subsequent to the resignation of Mr. Brock, Mr. Marinucci assumed the role of Chairman of the Audit Committee. Mr. Marinucci is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The Audit Committee (i) appoints, oversees and replaces, if necessary, the Company’s independent auditor, (ii) assists the Board of Director’s oversight and review of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s independent auditor and (iii) prepares the Audit Committee Report included in this proxy statement.

The Board adopted and approved a revised written charter for the Audit Committee in April 2004, which was attached as an annex to the Company’s proxy statement filed in connection with its 2007 annual meeting of stockholders. The Audit Committee evaluates the sufficiency of its charter on an annual basis.

The Compensation and Management Development Committee

The Compensation Committee currently consists of all independent members of the Board of Directors. Until March 24, 2008, Stephen Adamson served on the Compensation Committee, and until December 10, 2008, William Brock served on the Compensation Committee. The Compensation Committee met two (2) times in separate sessions in 2008. The general duties of the Compensation Committee are (i) to provide a general review of the Company’s compensation and benefit plans and (ii) to review compensation practices and policies and establish compensation for the officers of the Company.

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

Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than 10% beneficial owners, the Company believes that during the period ended January 4, 2009, all Section 16(a) filing requirements applicable to its Reporting Persons were met in a timely manner.

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

In the “Deferred Stock Units” and “Option Awards” columns, we disclose the compensation expense related to awards of options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), without reduction for assumed forfeitures. For deferred stock units, the SFAS 123R fair value is calculated using the closing price on the NASDAQ Global Market of our stock at each balance sheet date. The SFAS 123R fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 4, 2009, as amended, and for which we recognize expense ratably over the vesting period.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Option Awards ($) (a)		All Other Compensation ($) (b)		Total ($)
John Caldwell President and Chief Executive Officer	2008 2007	$ $	501,003 498,855	$ $	150,978 79,673	$ $	40,334 38,624	$ $	692,315 617,152
Jane Todd Senior Vice President, Finance and Chief Financial Officer	2008 2007	$ $	236,898 235,002	$ $	61,687 38,041	$ $	20,073 17,125	$ $	318,658 290,167
Steve Hoffrogge Senior Vice President, Business Development	2008 2007	$ $	257,538 255,477	$ $	59,934 45,212	$ $	19,355 88,743	$ $	336,827 389,433

(a)	The amounts disclosed in this column represent the expense we recorded in accordance with SFAS 123R during fiscal 2008 and 2007 for the following option awards. The fair values of these option awards were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.
(i)	Mr. Caldwell was granted 100,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Caldwell was granted 115,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.

(ii)	Ms. Todd was granted 50,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. Ms. Todd was granted 50,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.
(iii)	Mr. Hoffrogge was granted 50,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Hoffrogge was granted 50,000 stock options for Common Stock on November 14, 2007 with a Black-Scholes fair value of $1.00 per share and an exercise price of $1.64 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with SFAS 123R, we record expense for this grant ratably over the three-year vesting period.
(b)	The amount shown as “All Other Compensation” represents the sum of the following:
(i)	Mr. Caldwell’s employment agreement provides for the following perquisites: in 2008, car allowance of $33,768, professional dues valued at $938 and medical benefits valued at $5,628; in 2007 car allowance of $33,505, professional dues of $5,584 and medical benefits of $3,723.
(ii)	Ms. Todd’s employment agreement provides for the following perquisites: in 2008, car allowance of $13,507, professional dues of $938 and medical benefits valued at $5,628; in 2007, car allowance of $13,402, professional dues of $1,396 and medical benefits of $3,723.
(iii)	Mr. Hoffrogge’s employment agreement provides for the following perquisites: in 2008, car allowance of $13,726, medical benefits valued at $5,628; in 2007, car allowance of $13,402, medical benefits of $3,723, financial planning benefits of $5,584 and tax equalization payments of $66,034.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and equity incentive plan awards for each executive officer outstanding as of the end of fiscal 2008. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards						Stock Awards(a)
	Equity Incentive Plan Awards:						Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date
John Caldwell	3,000 200,000 150,000 66,666 38,333 —	— — 50,000 33,334 76,667 100,000	(b) (c) (c) (c)	$ $ $ $ $ $	3.75 1.55 1.27 2.50 1.64 0.70	5/6/2013 10/6/2014 3/15/2015 11/16/2016 11/14/2012 11/10/2013	— — — — — —	— — — — — —	— — — — — —	— — — — — —

Jane Todd	30,000 37,500 26,667 16,667 —	— 12,500 13,333 33,333 50,000	(b) (c) (c) (c)	$ $ $ $ $	2.75 1.17 2.50 1.64 0.70	7/6/2014 3/15/2015 11/16/2016 11/14/2012 11/10/2013	— — — — —	— — — — —	— — — — —	— — — — —

Steve Hoffrogge	600 600 800 30,000 37,500 26,667 16,667 —	— — — — 12,500 13,333 33,333 50,000	(b) (c) (c) (c)	$ $ $ $ $ $ $ $	15.00 25.00 40.00 4.00 1.17 2.50 1.64 0.70	4/25/2012 4/25/2012 4/25/2012 3/12/2014 3/15/2015 11/16/2016 11/14/2012 11/10/2013	— — — — — — — —	— — — — — — — —	— — — — — — — —	— — — — — — — —

(a)	The Company has no outstanding stock awards.
(b)	The shares underlying this award vest by 25% each year beginning on the first anniversary date of the grant.
(c)	The shares underlying this award vest in three equal, annual installments, beginning on the first anniversary of the date of grant.

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

Based on a hypothetical termination date of January 4, 2009, the severance benefits for the executive officers are as follows:

	Base Salary	Car	Benefits	Bonus	Total
John Caldwell	$1,002,006	$67,536	$11,256	$1,002,006	$2,082,804
Jane Todd	$236,898	$13,507	$5,628	—	$256,033
Steve Hoffrogge	$343,384	$18,010	$5,628	—	$367,022

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

Based on a hypothetical termination date of December 31, 2008, the severance benefit in the event of a change of control for the Chief Executive Officer is $2,082,804.

In the Chief Executive Officer’s employment agreement, a change of control is defined as follows:

a)	the acquisition, directly or indirectly and by any means whatsoever, by any one stockholder, or group of stockholders acting jointly or in concert, of more than 50% of the outstanding voting shares of the Company; or

b)	a sale by the Company (in one or more transactions) of all or substantially all of its assets to an unrelated third party, or other liquidation or dissolution; or

c)	a merger, consolidation, arrangement or other reorganization of the Company which results in the Company’s stockholders owning less than 50% of the voting shares of the resulting entity.

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

c)	upon consummation of a covered transaction, all awards then outstanding and requiring exercise shall be forfeited unless, in each case, such awards and deferrals are assumed by the acquiring or surviving entity or its affiliate.

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

COMPENSATION OF DIRECTORS

From January 1 st, 2005 to December 31st, 2008, director compensation was governed by a plan presented to the Board in September of 2004 (the “2005 Compensation Plan”). Under the 2005 Compensation Plan, we paid the Chairman of the Board a $75,000 base fee per year, and each independent director a $40,000 base fee per year, for serving on our Board, meeting fees of $600 for Board or committee conference calls and $1,200 for full Board meetings or committee meetings. Over the course of each director’s service, a minimum of $25,000 of the annual base fee due to such director each year is paid in the form of shares of Common Stock or deferred share units, until a $100,000 threshold is attained. Thereafter, the director’s fees are paid all in cash. Members of the Audit Committee received an annual retainer of $4,000, with the Chairman of the Audit Committee receiving an additional annual retainer of $2,000. Members of other committees received an annual retainer of $2,000, with the respective Chairman of each committee receiving an additional annual retainer of $3,000.

In 2008, the Company completed a Director Compensation benchmarking analysis using publicly available data from fourteen North American public EMS companies with revenues in the range of $118 million to $2.9 billion. With respect to director compensation, the Company concluded that the compensation paid to directors was below average within the group. If the larger peers were excluded from the group, our director compensation was in line with industry norms.

In November 2008, the Board approved a revised compensation plan effective January 1st, 2009 for independent directors (the “2009 Compensation Plan”). Pursuant to the 2009 Compensation Plan, independent directors will earn a retainer of CDN $50,000 per year for serving on our Board. The Chairman of the Board will earn an additional retainer of CDN $15,000, the Chairman of the Audit Committee will earn an additional retainer of CDN $6,000 and the Chairman of all other committees will earn an additional retainer of CDN$3,000. Board fees will be reduced on a prorated basis for non-attendance. The Members of the Board are also required over a five year period to own shares valued at CDN $50,000.

We pay no additional remuneration to our employees for serving as directors or on committees. The following table outlines the compensation to the Board of Directors for the year ended January 4, 2009:

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Deferred Share Units ($) (a)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wayne McLeod	2008	$75,000	—	$12,500	—	—	$87,500
William Brock	2008	$38,226	—	$12,500	—	—	$50,726
Thomas Cowan	2008	$35,200	—	$12,500	—	—	$47,770
Stephen Adamson	2008	$4,250	—	—	—	—	$4,250
John Marinucci	2008	$30,500	—	—	—	—	$30,500
Alex Walker	2008	$32,750	—	—	—	—	$32,750

(a)	The amounts disclosed in this column represent the expense recorded in accordance with SFAS 123R during fiscal 2008.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2009, information regarding beneficial ownership. The table sets forth the number of shares beneficially owned and the percentage ownership for:

•	each person who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;

•	each executive officer named in our summary compensation table and each director; and

•	all executive officers and directors as a group.

As of May 1, 2009, our outstanding equity securities (including exchangeable shares of our subsidiary, SMTC Canada, other than holdings of SMTC Nova Scotia Company, a subsidiary of SMTC Canada) consisted of 14,646,333 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each Stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after May 1, 2009 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named Stockholder is a direct or indirect beneficial owner.

	Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC(1)	2,482,192	—	2,482,192	16.9%
145 4th Avenue, Suite 15A New York, New York, 10003

Bain Capital Funds(2)(3)	767,627	—	767,627	5.2%
c/o Bain Capital, LLC 111 Huntington Avenue Boston, Massachusetts 02199

Directors and Executive Officers:
John Caldwell(4)	—	507,999	507,999	3.7%
Jane Todd	—	123,334	123,334	0.9%
Steven G. Hoffrogge	3,200	125,334	125,334	0.9%
Thomas Cowan	—	3,000	3,000	#
Wayne McLeod(5)	15,000	—	15,000	0.1%
Alex Walker	—	—	—	—
John Marinucci	—	—	—	—
David Sandberg (1)	2,482,192	—	2,482,192	16.9%
All Directors and Executive Officers as a group (8 persons)	2,500,392	869,333	3,260,059	23.5%

*

The number of shares of Common Stock deemed outstanding on May 1, 2009 with respect to a person or group includes (a) 14,646,333 shares outstanding on such date (including shares of Common Stock issuable upon exchange of exchangeable shares of our subsidiary, SMTC Canada, other than exchangeable shares held by SMTC Nova Scotia Company, a subsidiary of SMTC Canada) and (b) all options that are currently exercisable or will be exercisable within 60 days of May 1, 2009 by the person or group in question.

#	Represents an amount less than 1.0% of shares outstanding.
(1)	Holdings as of March 5, 2009 as reported on Form 4 filed with the Securities and Exchange Commission on March 5, 2009 by Red Oak Partners, LLC. The Red Oak Fund, LP (the “Fund”); Red Oak Partners, LLC (the “General Partner”), which is the general partner of the Fund; and David Sandberg, who is the managing member of the General Partner, report having shared power to vote or to direct the vote of all of such shares of Common Stock and power to dispose or direct the disposition of all of such shares.
(2)	The shares of Common Stock included in the table include shares held through investment in EMSIcon Investments, LLC. Each member of EMSIcon Investments, LLC has sole voting and investment power as to shares held on such member’s behalf by EMSIcon Investments, LLC.
(3)	Includes shares of Common Stock held by Bain Capital Fund VI, L.P., (“Fund VI”); BCIP Associates II (“BCIP II”), BCIP Associates II-B (“BCIP II-B”), BCIP Associates II-C (“BCIP II-C”); Sankaty High Yield Asset Partners, L.P. (“Sankaty”); Bain Capital V Mezzanine Fund, L.P. (“Mezzanine”); BCM Capital Partners, L.P. (“BCM”); and BCIP Trust Associates II (“BCIP Trust II” and collectively with Fund VI, BCIP II, BCIP II-B, BCIP II-C, Sankaty, Mezzanine and BCM, the “Bain Capital Funds”).
(4)	Includes options to purchase 307,999 shares of the Company’s Common Stock and options to purchase 200,000 exchangeable shares of SMTC Canada,
(5)	Represents 15,000 exchangeable shares of SMTC Canada. Subject to applicable legal requirements, the exchangeable shares of SMTC Canada are exchangeable on a one-for-one basis for shares of Common Stock of SMTC at the option of the holder.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of January 4, 2009:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:	1,742,893	$1.97	210,548	(1)(2)

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

Settlement Agreement

On June 10, 2008, we entered into a global settlement agreement (the “Settlement Agreement”) with Red Oak Partners LLC, our largest shareholder, of which Mr. Sandberg is managing director, founder and portfolio manager. Pursuant to the Settlement Agreement, we agreed to undertake various actions in relation to our corporate governance, including implementing the restructuring of the board described in Proposal No. 2.

Employment Arrangements

The Company and each executive officer have entered into employment agreements. Each of these employment arrangements is more fully described under “Employment Agreements.”

DIRECTOR INDEPENDENCE

The Board has determined that each of Thomas Cowan, John Marinucci, David Sandberg, Alex Walker and Wayne McLeod is an “independent director” as defined in the rules of the NASDAQ Global Market (“NASDAQ Rules”). Stephen Adamson and William Brock were also considered to be “independent directors”.

All members of the Nominating and Governance Committee are “independent directors” as defined in and as required by NASDAQ Rules.

All Audit Committee members are “independent directors” as defined in NASDAQ Rules and Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934, and as required by NASDAQ Rules.

All Compensation Committee members are “independent directors” as defined in and as required by NASDAQ Rules.

Item 14: Principal Accountant Fees and Services

KPMG LLP acted as independent auditors for the Company for the period ended January 4, 2009.

Fees to the Company for professional services rendered by KPMG LLP during 2007 and 2008 were as follows: Audit Fees: U.S.$700,500 for 2007 and U.S.$ 632,200 for 2008; Tax Fees: U.S.$27,900 for 2007 and U.S.$ 5,300 for 2008, which were in connection with tax compliance matters; and All Other Fees: $0 for each of 2007 and 2008.

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

PART IV

Item 15.  EXHIBIT INDEX

Exhibit Number	Document

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

32.1	Certification of John Caldwell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

32.2	Certification of Jane Todd pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2009.

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

Date: May 14, 2009