Form 10-Q
period 2009-04-05
SMTC CORP
filed 2009-05-20
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See: definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 5, 2009	January 4, 2009
Assets
Current assets:
Cash	$445	$2,623
Accounts receivable—net (note 3)	27,886	28,648
Inventories (note 3)	30,283	36,823
Prepaid expenses	1,568	1,203

	60,182	69,297
Property, plant and equipment—net (note 3)	16,180	16,743
Deferred financing costs—net (note 3)	873	786
Deferred income taxes (note 10)	344	479

	$77,579	$87,305

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,116	$37,209
Accrued liabilities (note 3)	5,382	6,909
Income taxes payable	487	504
Current portion of long-term debt (note 4)	3,712	2,738
Current portion of capital lease obligations	1,048	1,101

	42,745	48,461
Long-term debt (note 4)	14,663	15,943
Capital lease obligations	1,256	1,587
Commitments and contingencies (note 14)

Shareholders’ equity:
Capital stock (note 5)	7,419	7,456
Warrants (note 2, 5)	—	10,372
Additional paid-in capital	252,536	249,655
Deficit	(241,040)	(246,169)

	18,915	21,314

	$77,579	$87,305

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		April 5, 2009	March 30, 2008
Revenue		$48,462	$55,140
Cost of sales		45,628	50,739

Gross profit		2,834	4,401
Selling, general and administrative expenses		3,857	3,189
Restructuring charges (recoveries)	Note 6	974	(225)

Operating earnings (loss)		(1,997)	1,437
Interest expense	Note 3	327	913

Earnings (loss) before income taxes		(2,324)	524
Income tax expense (recovery)	Note 7
Current		29	112
Deferred		135	(9)

		164	103

Net earnings (loss), also being comprehensive income (loss)		$(2,488)	$421

Basic earnings (loss) per share	Note 8	$(0.17)	$0.03
Diluted earnings (loss) per share	Note 8	$(0.17)	$0.03
Weighted average number of shares outstanding
Basic		14,646,333	14,646,333
Diluted		14,646,333	14,662,931

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle – January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	89	—	89
Conversion of shares from exchangeable to common stock	(37)	—	37	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(2,488)	(2,488)

Balance, April 5, 2009	$7,419	$—	$252,536	$(241,040)	$18,915

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835
Stock-based compensation	—	—	88	—	88
Conversion of shares from exchangeable to common stock	(97)	—	97	—	—
Net earnings	—	—	—	421	421

Balance, March 30, 2008	$7,757	$10,372	$249,068	$(239,853)	$27,344

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 5, 2009	March 30, 2008
Cash provided by (used in):
Operations:
Net earnings (loss)	$(2,488)	$421
Items not involving cash:
Depreciation	717	1,124
Deferred income taxes	135	(9)
Non-cash interest	64	104
Stock-based compensation	10	208
Change in non-cash operating working capital:
Accounts receivable	762	4,456
Inventories	6,540	(8,016)
Prepaid expenses	(365)	(175)
Income taxes recoverable/payable	(17)	(14)
Accounts payable	(5,093)	3,198
Accrued liabilities	(1,439)	433

	(1,174)	1,730

Financing:
Repayment of long-term debt	(306)	(1,020)
Principal payment of capital lease obligations	(384)	(176)
Deferred financing costs	(151)

	(841)	(1,196)

Investing:
Purchase of property, plant and equipment	(163)	(243)

	(163)	(243)

Increase (decrease) in cash and cash equivalents	(2,178)	291
Cash and cash equivalents, beginning of period	2,623	182

Cash and cash equivalents, end of the period	$445	$473

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past eight years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under a manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements for the period ended January 4, 2009, except as described in note 2. The accompanying unaudited interim consolidated financial statements include adjustments that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended January 4, 2009.

2.	Accounting changes and recent accounting pronouncements

Accounting Changes

(a)	Financial Instruments:

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133—specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 on a retrospective basis, without restatement of prior periods, on January 5, 2009, resulted in liability classification of the Purchase Warrants (note 5) as the exercise price was denominated in a currency other than the Company’s functional currency. Accordingly, the Purchase Warrants were reclassified as liabilities on January 5, 2009 and valued at fair value. As the fair value on January 5, 2009 was determined to be nil, the impact of the adoption resulted in the reclassification of the carrying value of the Purchase Warrants of $7,617 as at January 5, 2009 from warrants to opening deficit.

(b)	Share Based Payments:

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 had no material impact on the consolidated financial statements.

(c)	Business Combinations:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The adoption of SFAS 141R, effective January 5, 2009, had no material impact on the consolidated financial statements.

(d)	Noncontrolling Interests:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The adoption of SFAS 160, effective January 5, 2009, had no material impact on the consolidated financial statements.

(e)	Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161, effective January 5, 2009, had no impact on the consolidated financial statements.

Recent Accounting Pronouncements

(a)	On April 9, 2009 the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB Opinion 28-1”) which requires fair value disclosures for all financial instruments whether recognized or not in the statement of financial position. With the issuance of FSP FAS 107-1 and APB Opinion 28-1, on a quarterly basis quantitative and qualitative information will be required to be disclosed about the fair value estimates for all financial instruments. FSP FAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB Opinion 28-1 will have on the consolidated financial statements.

(b)	On April 9, 2009 the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157 which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on the consolidated financial statements.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three months ended for each of the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable – net:

	April 5, 2009	January 4, 2009
Accounts receivable	$28,391	$29,153
Allowance for doubtful accounts	(505)	(505)

Accounts receivable—net	$27,886	$28,648

Inventories:

	April 5, 2009	January 4, 2009
Raw materials	$20,009	$26,355
Work in process	6,503	7,664
Finished goods	2,905	2,072
Other	865	732

Inventories	$30,283	$36,823

Deferred financing costs:

	April 5, 2009	January 4, 2009
Deferred financing costs	$2,677	$2,526
Accumulated amortization	(1,804)	(1,740)

	$873	$786

Property, plant and equipment – net:

	April 5, 2009	January 4, 2009
Cost:
Land	$1,648	$1,648
Buildings	9,778	9,777
Machinery and equipment (a)	31,906	31,802
Office furniture and equipment	4,404	4,404
Computer hardware and software (b)	9,384	9,325
Leasehold improvements	9,031	9,031

	66,150	65,987

Less accumulated depreciation:
Land	—	—
Buildings	(4,399)	(4,275)
Machinery and equipment (a)	(23,706)	(23,217)
Office furniture and equipment	(4,293)	(4,292)
Computer hardware and software (b)	(8,797)	(8,699)
Leasehold improvements	(8,775)	(8,761)

	(49,970)	(49,244)

Property, plant and equipment—net	$16,180	$16,743

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,622 at both April 5, 2009 and January 4, 2009, and associated accumulated depreciation of $3,277 and $3,017 as of April 5, 2009 and January 4, 2009, respectively. The related depreciation expense for the three months ended April 5, 2009 and March 30, 2008 were $260, and $239, respectively.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 as at both April 5, 2009 and January 4, 2009, and associated accumulated depreciation of $71 and $49, as of April 5, 2009 and January 4, 2009, respectively. The related depreciation expense for the period ended April 5, 2009 was $22. There were no computer hardware and software assets under capital lease at March 30, 2008 and no related depreciation expense for the three months ended March 30, 2008.

Accrued liabilities:

	April 5, 2009	January 4, 2009
Customer related	$1,830	$1,626
Interest and financing related	45	68
Payroll	1,583	2,250
Professional services	893	660
Restructuring	370	—
Vendor related	314	673
Miscellaneous taxes	138	149
Other	209	1,483

Accrued liabilities	$5,382	$6,909

Consolidated statements of operations

Interest expense:

	Three months ended
	April 5, 2009	March 30, 2008
Long-term debt	$278	$864
Obligations under capital leases	67	49
Other	(17)	—

Interest expense	$327	$913

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended
	April 5, 2009	March 30, 2008
Cash interest paid	$456	$734
Cash taxes paid—net	$37	$117
Property, plant and equipment acquired through capital lease	—	$709

4.	Long term debt

	April 5, 2009	January 4, 2009
Senior debt:
Revolving	$6,425	$6,331
Term	11,950	12,350

	18,375	18,681
Less: Current portion of long-term debt	(3,712)	(2,738)

Long-term debt	$14,663	$15,943

During the third quarter of 2008, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia and Export Development Canada (“EDC”) dated August 7, 2008 (the “Wachovia EDC Facilities”), and maturing on August 12, 2012. Under the amendment, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the revolving credit facility from $40,000 to $45,000. Wachovia also provided an $800 term loan, bearing interest based on the U.S. Prime rate. As the primary term debt lender, EDC provided a term loan of $13,000. The EDC term debt bore interest at LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed and restrictions on certain investments and expenditures were removed.

The Company incurred costs of $395 related to the completion of the Wachovia EDC Facilities in 2008. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points.

The Company incurred costs of $151 related to the amendment of the Wachovia EDC Facilities in 2009. These costs were recorded as a non-current deferred charge and will be amortized as additional interest expense over the remaining term of the credit facility.

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

At April 5, 2009 and January 4, 2009, there were Canadian dollar denominated cash balances of $2,813 and $2,891 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wachovia EDC Facilities as at April 5, 2009. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements, pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of April 5, 2009:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the three month period	749,448	$7,091
Shares issued pursuant to:
Conversion to common stock	(3,900)	(37)

Balance at end of the period	745,548	$7,054

Common shares:
Balance at beginning of the three month period	13,896,884	$365
Shares issued pursuant to:
Conversion of exchangeable shares	3,900	—

Balance at end of the period	13,900,784	$365

Special voting stock:
Balance at beginning of the three month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,419

Warrants
Common share warrants:
Balance at beginning of the three month period	11,166,947	$2,755

	Number of shares	$
Expired	(11,166,947)	(2,755)

Balance at end of the period	—	$—

Exchangeable share warrants:
Balance at beginning of the three month period, restated as per EITF 07-5	—	$—

Balance at end of the period	—	$—

Total Warrants	—	$—

Warrants

Common Share Warrants:

On June 1, 2004, the Company’s pre-existing lenders exchanged $10,000 of outstanding debt and all warrants previously issued or required to be issued for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant was exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The Conversion Warrants expired on March 4, 2009. Upon expiry of the unexercised warrants, the amount attributed to the Conversion Warrants was recorded as additional paid-in capital.

Exchangeable Share Warrants:

On March 3, 2004, the Company completed a private placement, of 33,350,000 Special Warrants (each “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company. Each Special Warrant was issued at a price of CDN $1.20 per Special Warrant, resulting in aggregate proceeds of CDN $40,020. The proceeds, net of underwriters’ commissions and certain other expenses, were placed into escrow on March 3, 2004, pending receipt of shareholder approval.

Subject to the satisfaction of applicable legal requirements, each Special Warrant was exercisable for one unit, consisting of one-fifth of an exchangeable share of SMTC Canada, and one-half of a warrant to purchase one-fifth of an exchangeable share of SMTC Canada. Each whole warrant (a “Purchase Warrant”) was exercisable for one-fifth of an exchangeable share of SMTC Canada at an exercise price of CDN $9.25 per share. The Special Warrants were exercised into units on June 2, 2004. The Purchase Warrants expired unexercised on March 3, 2009.

Upon the adoption of EITF 07-5 on January 5, 2009, the Purchase Warrants were retrospectively reclassified as liabilities, without restatement of prior periods, as disclosed in Note 2 of these financial statements. As the fair value of these instruments at that date was determined to be nil, the amount attributed to these warrants was recorded as a reduction of opening deficit on January 5, 2009.

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal period ended January 4, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2009. There were no options granted during the three month period ended April 5, 2009. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended April 5, 2009 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 4, 2009	1,742,893	$1.97
Options forfeited	(10,018)	$14.03

Outstanding at April 5, 2009	1,732,875	$1.90	$3,298	5.3

Exercisable at April 5, 2009	986,206	$2.35	$2,318	5.8

During the three month periods ended April 5, 2009 and March 30, 2008, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $89 and $88, respectively. At April 5, 2009, compensation expense of $352 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units are granted to directors and the Chief Executive Officer of the Company as remuneration. During the three months ended April 5, 2009, no deferred share units were granted. During the three months ended March 30, 2008, 16,340 deferred share units were granted.

At both April 5, 2009 and January 4, 2009, 382,354 deferred share units were outstanding.

Deferred Share Unit compensation recovery for the three months ended April 5, 2009 was $79, compared with expense of $120 for the three months ended March 30, 2008.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6.	Restructuring and other charges

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan as at either January 4, 2009 or April 5, 2009.

In the first quarter of 2009, the Company recorded restructuring charges of $974, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $192 in the U.S. segment. The Company reduced staff levels by approximately 200 in response to expected lower revenues resulting from the global economic recession.

The following table details the change in the restructuring accrual, for the three months ended April 5, 2009, relating to the 2009 Plan:

Severance
2009 Plan
2009 charges	$974
Payments	(604)

Balance as at April 5, 2009	370

Remaining accrued amounts relating to the 2009 Plan consist of severance payments of $337 in Canada and $34 in the U.S. that are expected to be paid out during 2009 through a drawdown on the revolving credit facilities.

7.	Income taxes

During the three months ended April 5, 2009 and March 30, 2008, the Company recorded a net income tax expense of $164 and $103, respectively, primarily related to minimum taxes in certain jurisdictions.

At January 4, 2009, the Company had total net operating loss (“NOL”) carry forwards of $88,189, of which $1,984 will expire in 2010, $1,260 will expire in 2012, $8,359 will expire in 2014, $3,379 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $42,029 will expire in 2021, and the remainder will expire between 2023 and 2028.

At April 5, 2009 and January 4, 2009, the Company had gross unrecognized tax benefits of $266 and $270, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2001 to 2008 remain open for review by the tax authorities in Canada. Tax years 2003 to 2008 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $146 and $140 accrued for interest and penalties as of April 5, 2009 and January 4, 2009, respectively. The increase is primarily due to the recording of incremental interest on existing uncertain positions for the period offset by foreign exchange revaluation.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 5, 2009	March 30, 2008
Basic weighted average shares outstanding	14,646,333	14,646,333
Dilutive stock options (a) (b)	—	16,598

Diluted weighted average shares outstanding	14,646,333	14,662,931

(a)      As a result of the net loss from continuing operations for the three months ended April 5, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)      For the three months ended March 30, 2008, dilutive stock options were determined using the treasury stock method, using an average share price of $1.54 per share.

For the three months ended March 30, 2008, the calculation did not include 1,232,893 stock options, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

9.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the second quarter of 2008 with the establishment of the new facility in China. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. Information about the operating segments is as follows for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
	April 5, 2009	March 30, 2008
Revenues
Mexico	13,427	26,182
Canada	16,505	16,084
U.S.	$6,253	$15,840
Asia	13,297	—

Total	$49,482	$58,106

Intersegment revenue
Mexico	(638)	(1,671)
Canada	(304)	(1,046)
U.S.	$(78)	$(249)

Total	$(1,020)	$(2,966)

Net external revenue
Mexico	12,789	24,511
Canada	16,201	15,038

	Three months ended
	April 5, 2009	March 30, 2008
U.S.	$6,175	$15,591
Asia	13,297	—

Total	$48,462	$55,140

EBITA
Mexico	240	311
Canada	80	625
U.S.	$(1,894)	$276
Asia	551	—

Total	$(1,023)	$1,212

Interest	327	913
Restructuring charges (recoveries)	974	(225)

Earnings (loss) before income taxes	$(2,324)	$524

Capital additions

The following table contains capital additions for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
	April 5, 2009	March 30, 2008
U.S.	$26	$30
Canada	84	72
Mexico	48	850
Asia	5	—

Total	$163	$952

	April 5, 2009	January 4, 2009
Long-lived assets (a)
U.S.	$1,707	$1,747
Canada	2,382	2,491
Mexico	12,047	12,460
Asia	44	45

Total	$16,180	$16,743

(a) Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 5, 2009 and March 30, 2008:

	Three months ended
	April 5, 2009	March 30, 2008
U.S.	$18,467	$32,119
Canada	21,403	11,329
Europe	285	2,468
Asia	8,301	1,738
Mexico	6	7,486

Total	$48,462	$55,140

Significant customers and concentration of credit risk:

Sales of the Company’s products are concentrated in certain cases among specific customers in the same industry. The Company is subject to concentrations of credit risk in trade receivables. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenue. In addition to having a limited number of customers, the Company manufactures a limited number of products for each customer. If the Company loses any of its larger customers or any product line manufactured for one of its larger customers, it could experience a significant reduction in revenue. Also, the insolvency of one or more of its larger customers or the inability of one or more of its larger customers to pay for its orders could decrease revenue. As many costs and operating expenses are relatively fixed, a reduction in net revenue can decrease profit margins and adversely affect the business, financial condition and results of operations.

During the three months ended April 5, 2009, four customers individually comprised 20.1%, 17.5%, 14.1% and 12.5% (March 30, 2008, three customers – 20.9%, 18.3% and 15.1%) of total revenue across all geographic segments. As of April 5, 2009, these customers represented 29%, 9%, 10% and 5%, respectively, (January 4, 2009, three customers – 17%, 4% and 4%, respectively) of the Company’s trade accounts receivable.

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

In 2007, a lawsuit was commenced against SMTC Corporation and certain of its subsidiaries in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. Management believes that the allegations in these claims are without merit and has defended and will continue to defend against them vigorously. This case was heard in March 2009 before the Honorable Craig A. Gargotta, U.S. Bankruptcy Judge. No judgment has been issued to date. However, there can be no assurance that the outcome of the litigation will be favorable to the Company or will not have a material adverse impact on the Company’s financial position or liquidity.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on April 6, 2009. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on April 6, 2009, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1000 employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2009

As expected, first quarter results were impacted by the global recession as several SMTC customers experienced end market contraction and reduced production demand to reduce inventory levels. While the first quarter is traditionally a challenging quarter, the revenue reduction that we have experienced over the past several weeks is unprecedented at SMTC; this experience has been mirrored within our industry. The Company’s revenues declined 21% sequentially and 12% compared to Q1 of 2008; a function of the global recession as the Company has retained its customer base, with the exception of certain Boston customers, and expanded with newer customers. Similarly, significant double digit declines have been experienced by the majority of our public company competitors.

In anticipation of lower revenue, the Company has launched a capacity and cost reduction plan in the first quarter that contained both strategic and tactical elements. Largely due to customer specific issues, the Enclosures Systems division experienced revenue erosion through the latter part of 2008 that was exacerbated by the economic slowdown. This revenue decline resulted in significant overcapacity at the Boston site and continuing operational losses. It became clear that not only did capacity have to be reduced, from a strategic perspective, the Company needed to house the enclosures and large scale systems integration capability in a single facility in a lower cost region. Accordingly, the Company has been building such capability at its largest site in Chihuahua, Mexico. With the economic downturn and unsatisfactory financial results, the Company announced the planned closure of the Boston site and consolidation of production into Mexico. Customer production will be transitioned to Mexico through the second quarter and the site will close at the end of June.

From a tactical viewpoint, the Company had to lower its cost position in anticipation of lower production volumes and revenue. In the latter part of the first quarter, the Company implemented a staff reduction plan that lowered overall headcount by approximately 20% and initiated other cost containment measures. Inventory levels were also lowered.

For the quarter, the Company recorded a net loss of $2.5 million, including $1.0 million in restructuring charges and $1.7 million in losses in the Company’s Boston facility which will be closing at the end of the second quarter. Excluding the loss in Boston and restructuring charges, the Company would have recorded a modest profit in the quarter.

In the quarter, the Company successfully renegotiated a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 5, 2009 compared with the quarter ended March 30, 2008:

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended April 5, 2009		Three months ended March 30, 2008		Change 2009 to 2008
	$	%	$	%	$	%
Revenue	$48.5	100.0%	$55.1	100.0%	$(6.6)	(12.0)%
Cost of sales	45.6	94.0%	50.7	92.0%	(5.1)	(10.1)%

Gross profit	2.9	6.0%	4.4	8.0%	(1.5)	(34.1)%
Selling, general and administrative expenses	3.9	8.0%	3.2	5.8%	0.7	21.9%
Restructuring charges (recoveries)	1.0	2.1%	(0.2)	(0.4)%	1.2	600.0%

Operating earnings (loss)	(2.0)	(4.1)%	1.4	2.5%	(3.4)	(242.9)%
Interest expense	0.3	0.6%	0.9	1.6%	(0.6)	(66.7)%

Earnings (loss) before income taxes	(2.3)	(4.7)%	0.5	0.9%	(2.8)	(560.0)%
Income tax expenses
Current	—	—	0.1	0.2%	(0.1)	NA
Deferred	0.2	0.4%	—	0.0%	0.2	100.0%

	0.2	0.4%	0.1	0.2%	0.1	100.0%

Net earnings (loss)	$(2.5)	(5.2)%	$0.4	0.7%	$(2.9)	(725.0)%

Revenue

Revenue decreased $6.6 million, or 12.0%, from $55.1 million for the first quarter of 2008 to $48.5 million for the first quarter of 2009 as many of SMTC’s long standing customers’ end markets were impacted by the global recession and as operations in our Boston plant wind down. Our larger Boston customers are transitioning primarily to Mexico. The Company plans to disengage with a few smaller customers in Boston whose production requirements are best suited for local supply. Other than these few customers, the decline in revenue was not a result of any loss of customers. One highlight of the quarter was the ramping of Crestron Electronics (“Crestron”). We expanded our relationship with Crestron in 2008 and in the first quarter of 2009 Crestron became one of our top 3 customers this quarter for the first time.

During the first quarter of 2009, revenue from the industrial sector increased slightly compared to the same quarter of 2008, $37.1 million for the first quarter of 2009 compared with $36.8 million for the same period in 2008, a result of the ramp up of Crestron offsetting reductions in other customers attributable to the recession, and increased significantly as a percentage of revenue at 76.6% of revenue in the first quarter of 2009, compared with 66.7% of revenue in the first quarter of 2008.

During the first quarter of 2009, revenue from the communications sector decreased compared with the same quarter of 2008, $5.0 million for the first quarter of 2009 compared with $7.3 million in 2008, which represented 10.3% of revenue in the first quarter of 2009, compared with 13.3% of revenue in the first quarter of 2008. The reduction as a percentage of revenue was due to the increase of revenues from the industrial sector as discussed above.

During the first quarter of 2009, revenue from the networking and enterprise computing sector decreased compared with the same quarter of 2008, $6.4 million for the first quarter of 2009 compared with $11.0 million in 2008, which represented 13.1% of revenue in the first quarter of 2009, down from 20.0% of revenue in the first quarter of 2008.

During the first quarter of 2009, we recorded approximately $1.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.7 million in the first quarter of 2008. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 86.5% of revenue during the first quarter of 2009, compared to 84.1% in the first quarter of 2008. Revenue from our four largest customers during the first quarter of 2009 were $9.7 million from Ingenico S. A. (“Ingenico”), $8.5 million from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), $6.8 million from Crestron, and $6.1 million from MEI, Inc. (formerly MEI Electronics) (“MEI”), representing 20.1%, 17.5%, 14.1% and 12.5% of total revenue for the first quarter of 2009, respectively. This compares with revenue of $11.5 million from Ingenico, $10.1 million from Harris and $8.3 million from MEI, representing 20.9%, 18.3% and 15.1% of total revenue for the first quarter of 2008, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2009, 33.4% of our revenue was attributable to our operations in Canada, 26.9% in Asia, 27.1% in Mexico, and 12.6% in the U.S. During the first quarter of 2008, 44.5% of our revenue was attributable to our operations in the Mexico, 28.3% in the United States and 27.3% in Canada. During the second quarter of 2008, production for a couple of our customers was shifted from our Mexico facility to the new China facility.

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

Gross Profit

Gross profit for the first quarter of 2009 decreased by $1.6 million, or 36.4%, to $2.8 million when compared to the same period in 2008. This is largely due to reduced revenue levels, somewhat offset by cost reductions.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.7 million, or 21.9%, during the first quarter of 2009 to $3.9 million, from $3.2 million in the first quarter of 2008. The increase is largely due to a reduction in allowances in the first quarter of 2008 and an increase in costs in 2009 related to higher legal and other professional fees, an investment in sales staff and increased commissions related to new customer volumes.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Interest Expense

Interest expense decreased from $0.9 million in the first quarter of 2008 to $0.3 million for the first quarter of 2009, a decrease of $0.6 million resulting from reduced debt levels, reduced interest rates due to market rate reductions as well as the refinancing done in mid 2008 and a recovery of interest from prior periods. Interest expense in both the first quarter of 2009 and 2008 included the amortization of deferred financing fees of $0.1 million. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the recovery, interest expense was $0.4 million for the first quarter of 2009 and $0.8 million for the first quarter of 2008. The weighted average interest rates with respect to the debt were 4.8% and 9.2% for each of the first quarters of 2009 and 2008, respectively.

Restructuring Charges

In the first quarter of 2009, the Company recorded restructuring charges of $1.0 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and $0.2 million in the U.S. segment. The Company reduced staff levels by approximately 200 in response to expected lower revenues resulting from the global economic recession.

Restructuring recoveries in the first quarter of 2008 consist of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002.

Income Tax Expense

During the first quarter of 2009, the Company recorded income tax expense of $0.2 million related to minimum taxes in certain jurisdictions, compared to a net income tax expense of $0.1 million related to minimum tax

At January 4, 2009, the Company had total net operating loss (“NOL”) carry-forwards of approximately $88.2 million, of which $2.0 million will expire in 2010, $1.3 million will expire in 2012, $8.4 million will expire in 2014, $3.4 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $42.0 million will expire in 2021, and the remainder will expire between 2023 and 2028.

The Company had $0.3 million of gross unrecognized tax benefits at January 5, 2009. At April 5, 2009 the Company had gross unrecognized tax benefits of $0.3 million, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits will decrease during the next twelve months.

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

Liquidity

Net cash used in operating activities during the three months ended April 5, 2009 was $1.2 million driven by the net loss recorded by the Company due to restructuring charges and losses incurred at the Company’s Boston operations. Net working capital decreased by $0.4 million primarily due to decreases in inventory and accounts receivable largely offset by decreases in accounts payable and accrued liabilities. Accounts receivable days sales outstanding were 52 and 56 days for each of the three months ended April 5, 2009 and March 30, 2008, respectively. Inventory turnover, on an annualized basis was, 6 times for the first quarter of 2009 and compared to 5 times for the first quarter of 2008. Accounts payable days outstanding were 64 days at the end of the first quarter of 2009 compared to 72 days for the same period in 2008.

Net cash used in financing activities during the three months ended April 5, 2009 was $0.8 million and in the three months ended March 30, 2008 was $1.2 million. During the three months ended April 5, 2009, the Company repaid debt of $0.4 million, while during the same period in 2008 the Company repaid debt of $1.0 million.

Net cash used by investing activities during the three months ended April 5, 2009 was $0.2 million and the three months ended March 30, 2008 was $0.2 million, primarily pertaining to additions of property, plant and equipment in both periods.

Capital Resources

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

We believe that cash generated from operations, available cash and amounts available under our Wachovia EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wachovia EDC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During the three months ended April 5, 2009, there were no additions of property, plant and equipment acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended April 5, 2009 was 4.8%. At April 5, 2009, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate, and our Canadian term debt bore interest at 4.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.2 million. The strengthening of the Canadian dollar and the Mexican peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 4, 2009. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of April 5, 2009.

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

Four of our largest customers were Ingenico, Harris, Crestron and MEI, representing 20.1%, 17.5%, 14.1% and 12.5% of total revenue for the three months ended April 5, 2009, respectively. For the first quarter of 2009, our top ten largest customers (which includes Ingenico, Harris, Crestron and MEI) collectively represented 86.5% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 basis points. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

We are involved in various legal proceedings, including recent litigation in the United States Bankruptcy Court for the Western District of Texas (Austin Division).

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim.

Specifically, a lawsuit was brought against us and certain of our subsidiaries in the United States Bankruptcy Court for the Western District of Texas (Austin Division) by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. Management believes that the allegations in these claims are without merit and has defended and will continue to defend against them vigorously. This case was heard in March 2009 before the Honorable Craig A. Gargotta, U.S. Bankruptcy Judge. No judgment has been issued by Judge Gargotta as of the date of this Form 10-Q. There can be no assurance that the outcome of this litigation will be favorable to us or that it will not have a material adverse impact on our financial position or liquidity.

In general, any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 20, 2009

EXHIBIT INDEX

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2009.