Form 10-Q
period 2009-07-05
SMTC CORP
filed 2009-08-14
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

As of August 10, 2009, SMTC Corporation had 13,900,785 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of August 10, 2009, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 745,548 exchangeable shares outstanding, excluding 7,202,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	July 5, 2009	January 4, 2009
Assets
Current assets:
Cash	$1,272	$2,623
Accounts receivable—net (note 3)	26,146	28,648
Inventories (note 3)	27,486	36,823
Prepaid expenses	1,074	1,203

	55,978	69,297
Property, plant and equipment—net (note 3)	15,003	16,743
Deferred financing costs—net (note 3)	809	786
Deferred income taxes (note 7)	367	479

	$72,157	$87,305

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,388	$37,209
Accrued liabilities (note 3)	7,329	6,909
Income taxes payable	517	504
Current portion of long-term debt (note 4)	4,850	2,738
Current portion of capital lease obligations	1,430	1,101

	42,514	48,461
Long-term debt (note 4)	13,839	15,943
Capital lease obligations	279	1,587
Commitments and contingencies (note 12)

Shareholders’ equity:
Capital stock (note 5)	7,419	7,456
Warrants (note 2, 5)	—	10,372
Additional paid-in capital	252,596	249,655
Deficit	(244,490)	(246,169)

	15,525	21,314

	$72,157	$87,305

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Revenue		$39,153	$54,276	$84,091	$98,988
Cost of sales		35,178	49,803	76,176	90,491

Gross profit		3,975	4,473	7,915	8,497
Selling, general and administrative expenses		3,083	3,738	6,602	6,538
Restructuring charges (recoveries)	Note 6	(32)	668	783	443

Operating earnings		924	67	530	1,516
Interest expense	Note 3	539	762	865	1,675

Earnings (loss) before income taxes		385	(695)	(335)	(159)
Income tax expense (recovery)	Note 7
Current		15	45	44	157
Deferred		(23)	(20)	112	(29)

		(8)	25	156	128

Net earnings (loss) from continuing operations		$393	$(720)	$(491)	$(287)
Loss from discontinued operations	Note 10	(3,843)	(5,602)	(5,447)	(5,614)

Net loss, also being comprehensive loss		(3,450)	(6,322)	(5,938)	(5,901)

Earnings (loss) per share of common stock:
Basic
Continuing operations		$0.03	$(0.05)	$(0.03)	$(0.02)
Discontinued operations		(0.27)	(0.38)	(0.38)	(0.38)

Total		$(0.24)	$(0.43)	$(0.41)	$(0.40)

Diluted
Continuing operations		$0.03	$(0.05)	$(0.03)	$(0.02)
Discontinued operations		(0.27)	(0.38)	(0.38)	(0.38)

Total		$(0.24)	$(0.43)	$(0.41)	$(0.40)

Weighted average number of shares outstanding
Basic		14,646,333	14,646,333	14,646,333	14,646,333
Diluted	Note 8	14,646,333	14,646,333	14,646,333	14,646,333

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 5, 2009 and June 29, 2008

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle – January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	149	—	149
Conversion of shares from exchangeable to common stock	(37)	—	37	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(5,938)	(5,938)

Balance, July 5, 2009	$7,419	$—	$252,596	$(244,490)	$15,525

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835
Stock-based compensation	—	—	212	—	212
Conversion of shares from exchangeable to common stock	(267)	—	267	—	—
Net loss	—	—	—	(5,901)	(5,901)

Balance, June 29, 2008	$7,587	$10,372	$249,362	$(246,175)	$21,146

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Cash provided by (used in):
Operations:
Net loss	$(3,450)	$(6,322)	$(5,938)	$(5,901)
Items not involving cash:
Depreciation	681	740	1,398	1,864
Gain on disposition of property, plant and equipment	(224)	—	(224)	—
Impairment of property, plant and equipment	—	4,921	—	4,921
Deferred income taxes	(23)	(20)	112	(29)
Non-cash interest	64	100	128	204
Stock-based compensation	178	288	188	496
Change in non-cash operating working capital:
Accounts receivable	1,740	(5,601)	2,502	(1,145)
Inventories	2,797	876	9,337	(7,140)
Prepaid expenses	494	(288)	129	(463)
Income taxes payable	30	(8)	13	(22)
Accounts payable	(3,728)	456	(8,821)	3,654
Accrued liabilities	1,838	293	399	726

	397	(4,565)	(777)	(2,835)
Financing:
Increase in revolving debt	714	5,297	808	5,045
Repayment of long-term debt	(400)	(768)	(800)	(1,536)
Principal payment of capital lease obligations	(595)	(233)	(979)	(409)
Deferred financing costs	—	—	(151)	—

	(281)	4,296	(1,122)	3,100
Investing:
Purchase of property, plant and equipment	(119)	(472)	(282)	(715)
Proceeds from sale of property, plant and equipment	830	268	830	268

	711	(204)	548	447

Increase (decrease) in cash and cash equivalents	827	(473)	(1,351)	(182)
Cash and cash equivalents, beginning of period	445	473	2,623	182

Cash and cash equivalents, end of the period	$1,272	$—	$1,272	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past eight years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under a manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Effective June 30, 2009, the Company has closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 on a retrospective basis, without restatement of prior periods, on January 5, 2009, resulted in liability classification of the Purchase Warrants (note 5) as the exercise price was denominated in a currency other than the Company’s functional currency. Accordingly, the Purchase Warrants were reclassified as liabilities on January 5, 2009 and valued at fair value. As the fair value on January 5, 2009 was determined to be nil, the impact of the adoption resulted in the reclassification of the carrying value of the Purchase Warrants of $7,617 as at January 5, 2009 from warrants to opening deficit.

(b)	Share Based Payments:

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1, effective January 5, 2009, had no material impact on the consolidated financial statements.

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

(f)	Interim Disclosures about Fair Value of Financial Instruments:

On April 9, 2009 the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB Opinion 28-1”) which requires fair value disclosures for all financial instruments whether recognized or not in the statement of financial position. With the issuance of FSP FAS 107-1 and APB Opinion 28-1, on a quarterly basis quantitative and qualitative information is required to be disclosed about the fair value estimates for all financial instruments. FSP FAS 107-1 and APB Opinion 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB Opinion 28-1 resulted in expanded disclosure in note 11.

(g)	Fair Value of Financial Instruments:

On April 9, 2009 the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 should be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the consolidated financial statements.

(h)	Subsequent Events:

In June 2009, the FASB issued SFAS 165 “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. In accordance with SFAS 165, the Company evaluated subsequent events through the date the financial statements were issued on August 13, 2009. No events have taken place that meet the definition of a subsequent event that requires disclosure in the financial statements.

Recent Accounting Pronouncements

a)	In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS 168 will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on our consolidated financial statements.

b)	In November 2008, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of a fiscal year. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 08-1 is effective on January 4, 2010, and is not expected to have a material impact on our consolidated financial statements.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and six months ended for each of the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable – net:

	July 5, 2009	January 4, 2009
Accounts receivable	$26,673	$29,153
Allowance for doubtful accounts	(527)	(505)

Accounts receivable—net	$26,146	$28,648

Inventories:

	July 5, 2009	January 4, 2009
Raw materials	$17,812	$26,355
Work in process	6,372	7,664
Finished goods	2,426	2,072
Other	876	732

Inventories	$27,486	$36,823

Deferred financing costs:

	July 5, 2009	January 4, 2009
Deferred financing costs	$2,677	$2,526
Accumulated amortization	(1,868)	(1,740)

	$809	$786

Property, plant and equipment – net:

	July 5, 2009	January 4, 2009
Cost:
Land	$1,648	$1,648
Buildings	9,832	9,777
Machinery and equipment (a)	29,353	31,802
Office furniture and equipment	2,393	4,404
Computer hardware and software (b)	8,934	9,325
Leasehold improvements	3,099	9,031

	55,259	65,987

Less accumulated depreciation:
Land	—	—
Buildings	(4,525)	(4,275)
Machinery and equipment (a)	(22,206)	(23,217)
Office furniture and equipment	(2,276)	(4,292)
Computer hardware and software (b)	(8,415)	(8,699)
Leasehold improvements	(2,834)	(8,761)

	(40,256)	(49,244)

Property, plant and equipment—net	$15,003	$16,743

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,172 and $7,622 at July 5, 2009 and January 4, 2009, respectively, and associated accumulated depreciation of $3,498 and $3,017 as of July 5, 2009 and January 4, 2009, respectively. The related depreciation expense for the three months ended July 5, 2009 and June 29, 2008 were $259, and $235, respectively. Related depreciation expense for the six months ended July 5, 2009 and June 29, 2008 was $517 and $474, respectively.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 as at both July 5, 2009 and January 4, 2009, and associated accumulated depreciation of $93 and $49, as of July 5, 2009 and January 4, 2009, respectively. The related depreciation expense for the three months ended July 5, 2009 and June 29, 2008 was $22 and $7, respectively. Related depreciation expense for the six months ended July 5, 2009 and June 29, 2008 was $44 and $7, respectively.

Accrued liabilities:

	July 5, 2009	January 4, 2009
Customer related	$1,098	$1,626
Interest and financing related	47	68
Payroll	2,157	2,250
Professional services	384	660
Restructuring and discontinued operations	3,319	—
Vendor related	(55)	673
Miscellaneous taxes	228	149
Other	151	1,483

Accrued liabilities	$7,329	$6,909

Consolidated statements of operations

Interest expense:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Long-term debt	$474	$715	$752	$1,579
Obligations under capital leases	63	47	129	96
Other	2	—	(16)	—

Interest expense	$539	$762	$865	$1,675

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Cash interest paid	$501	$648	$957	$1,382
Cash taxes paid – net	$11	$33	$48	$131
Property, plant and equipment acquired through capital lease	$—	$268	$—	$977

4.	Long term debt

	July 5, 2009	January 4, 2009
Revolving	$7,139	$6,331
Term	11,550	12,350

	18,689	18,681
Less: Current portion of long-term debt	(4,850)	(2,738)

Long-term debt	$13,839	$15,943

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

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates have also been increased by 200 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010.

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

At July 5, 2009 and January 4, 2009, there were Canadian dollar denominated cash balances of $1,323 and $2,891 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wachovia EDC Facilities as at July 5, 2009. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of July 5, 2009:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	749,448	$7,091
Shares issued pursuant to:
Conversion to common stock	(3,900)	(37)

Balance at end of the period	745,548	$7,054

Common shares:
Balance at beginning of the six month period	13,896,884	$365
Shares issued pursuant to:
Conversion of exchangeable shares	3,900	—

Balance at end of the period	13,900,784	$365

Special voting stock:
Balance at beginning of the six month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,419

Warrants
Common share warrants:
Balance at beginning of the six month period	11,166,947	$2,755
Expired	(11,166,947)	(2,755)

Balance at end of the period	—	$—

Exchangeable share warrants:
Balance at beginning of the six month period, restated as per EITF 07-5	—	$—

Balance at end of the period	—	$—

Total Warrants	—	$—

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal period ended January 4, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2009. There were no options granted during the three and six month periods ended July 5, 2009. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended July 5, 2009 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 4, 2009	1,742,893	$1.97
Options forfeited	(10,018)	$14.03

Outstanding at July 5, 2009	1,732,875	$1.90	$3,298	5.1

Exercisable at July 5, 2009	986,206	$2.35	$2,318	5.5

During the three month periods ended July 5, 2009 and June 29, 2008, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $60 and $124, respectively. For the six month periods ended July 5, 2009 and June 29, 2008, the corresponding amounts recorded were $149 and $212, respectively. At July 5, 2009, compensation expense of $284 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units were granted to directors and the Chief Executive Officer of the Company as remuneration. During the three and six months ended July 5, 2009, no deferred share units were granted. During the three and six months ended June 29, 2008, 9,375 and 24,715 deferred share units were granted.

At July 5, 2009 and January 4, 2009, 335,666 and 382,354 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the three and six months ended July 5, 2009 was $118 and $39, respectively, compared with $164 and $284 for the three and six months ended June 29. 2008.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6.	Restructuring and other charges

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan as at either January 4, 2009 or July 5, 2009.

In the second quarter of 2008, the Company recorded a restructuring charge of $668, consisting of a $518 severance charge at our Chihuahua facility and a $150 severance charge at the corporate level. The Company reduced approximately 250 full time and 100 temporary staff, mainly in Mexico, as a result of the planned movement of production to the Company’s China facility.

In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $33 in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. In the second quarter of 2009, the Company recorded a restructuring recovery of $32 consisting of a recovery on severances.

The following table details the change in the restructuring accrual, for the three and six months ended July 5, 2009, relating to the 2009 Plan:

Severance
2009 Plan
2009 charges	$815
Payments	(445)

Balance as at April 5, 2009	370
Payments	(205)
Recoveries	(32)

Balance as at July 5, 2009	$133

Remaining accrued amounts relating to the 2009 Plan consist of severance payments of $133 in Canada that are expected to be paid out during 2009 through a drawdown on the revolving credit facilities.

7.	Income taxes

During the three and six months ended July 5, 2009, the Company recorded a net income tax recovery of $8 and an expense of $156, respectively, primarily related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation. During the three and six months ended June 29, 2008, the Company recorded a net income tax expense of $25 and $128, respectively, primarily related to minimum taxes in certain jurisdictions.

At January 4, 2009, the Company had total net operating loss (“NOL”) carry forwards of $88,189, of which $1,984 will expire in 2010, $1,260 will expire in 2012, $8,359 will expire in 2014, $3,379 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $42,029 will expire in 2021, and the remainder will expire between 2023 and 2028.

At July 5, 2009 and January 4, 2009, the Company had gross unrecognized tax benefits of $282 and $270, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2008 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $160 and $140 accrued for interest and penalties as of July 5, 2009 and January 4, 2009, respectively. The increase is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333	14,646,333
Dilutive stock options (a) (b)	—	—	—	—

Diluted weighted average shares outstanding	14,646,333	14,646,333	14,646,333	14,646,333

(a)

As a result of the net loss from continuing operations for the three and six months ended June 29, 2008, and for the six months ended July 5, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended July 5, 2009, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $0.60 per share. For the three months ended July 5, 2009, the calculation did not include any of the 1,732,875 stock options, as the effect would have been anti-dilutive.

9.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the second quarter of 2008 with the establishment of the new facility in China. Operations in Boston were classified as discontinued operations in the second quarter of 2009 and have been excluded from the United States segment in all periods presented. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. Information about the operating segments is as follows for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Revenues from continuing operations
U.S.	$3,307	$5,368	$5,961	$10,544
Canada	12,673	19,076	29,178	35,157
Mexico	16,383	23,889	29,763	50,072
Asia	7,585	11,389	20,882	11,389

Total	$39,918	$59,722	$85,784	$107,164

Intersegment revenue
U.S.	$(3)	$(4)	$(6)	$(17)
Canada	(153)	(1,865)	(457)	(2,911)
Mexico	(609)	(3,577)	(1,431)	(5,246)

Total	$(765)	$(5,446)	$(1,894)	$(8,176)

Net external revenue from continuing operations
U.S.	$3,304	$5,364	$5,955	$10,527
Canada	12,520	17,211	28,721	32,246
Mexico	15,744	20,312	28,533	44,826
Asia	7,585	11,389	20,882	11,389

Total	$39,153	$54,276	$84,091	$98,988

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
EBITA
U.S.	$(129)	$702	$(568)	$990
Canada	(574)	(520)	(505)	105
Mexico	1,567	221	1,807	532
Asia	28	332	579	332

Total	$892	$735	$1,313	$1,959

Interest	539	762	865	1,675
Restructuring charges (recoveries)	(32)	668	783	443

Earnings (loss) before income taxes	$385	$(695)	$(335)	$(159)

Capital additions

The following table contains capital additions for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
U.S.	$—	$16	$26	$496
Canada	10	343	94	415
Mexico	99	381	147	781
Asia	10	—	15	—

Total	$119	$740	$282	$1,692

	July 5, 2009	January 4, 2009
Long-lived assets (a)
U.S.	$1,004	$1,747
Canada	2,210	2,491
Mexico	11,737	12,460
Asia	52	45

Total	$15,003	$16,743

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 5, 2009 and June 29, 2008:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
U.S.	$14,724	$9,923	$29,667	$32,033
Canada	18,542	27,069	39,945	37,979
Europe	73	9,046	358	11,514
Asia	5,809	8,146	14,111	9,884
Mexico	4	92	10	7,578

Total	$39,153	$54,276	$84,091	$98,988

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

During the three months ended July 5, 2009, four customers individually comprised 20.6%, 18.2%, 15.9% and 10.4% (June 29, 2008, three customers – 28.6%, 22.6% and 17.9%) of total revenue from continuing operations across all geographic segments. During the six months ended July 5, 2009, four customers individually comprised 19.6%, 19.0%, 12.3% and 11.2% (June 29, 2008, three customers – 27.3%, 22.2% and 18.2%) of total revenue from continuing operations across all geographic segments. As of July 5, 2009, these customers represented 11%, 23%, 14% and 8%, respectively, (January 4, 2009, three customers – 17%, 4% and 4%, respectively) of the Company’s trade accounts receivable.

10.	Discontinued operations

In June 2009, the Company ceased manufacturing operations at its Boston, Massachusetts facility, which was formerly included in the United States reporting segment. The Company entered into an agreement with the landlord to terminate the existing lease and conducted a sale of plant equipment. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations are separately reported for all periods presented. Summarized financial information for discontinued operations is presented below:

	Three months ended		Six months ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Discontinued Operations Before Disposal:
Revenue	$2,795	$12,010	$6,319	$22,437

Loss from discontinued operations before disposal, net of taxes	$(1,464)	$(5,602)	$(3,068)	$(5,614)

Disposal:
Loss on disposal, net of taxes	(2,379)	—	(2,379)	—

Loss from discontinued operations, net of taxes	$(3,843)	$(5,602)	$(5,447)	$(5,614)

The loss on disposal recorded in the three months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond July 5, 2009.

The following is a summary of the loss on disposal recorded in the three and six months ended July 5, 2009:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Disposal of fixed assets	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the three and six months ended July 5, 2009:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(182)	—	(13)	(195)

Accrual balance as at July 5, 2009	$560	$2,296	$330	$3,186

11.	Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of long-term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

As at January 4, 2009, the Company had outstanding forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income for the period ended January 4, 2009. The Company did not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3,598 were outstanding, and were settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $185 and was included in the consolidated statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach with quoted prices in active markets for identical assets.

There were no derivative instruments outstanding at July 5, 2009.

12.	Commitments and contingencies

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

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on April 6, 2009. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on April 6, 2009, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Developments in 2009

As expected, second quarter results were negatively impacted by the global recession as the majority of the Company’s customers continued to experience end market contraction causing reduced orders, in addition to reduced production demand to lower inventory levels. The Company’s revenues from continuing operations declined 13% sequentially and 28% compared to Q2 of 2008; a function of the global recession as the Company has retained its customer base, with the exception of certain Boston customers requiring local production, and expanded with several newer customers. Industry experience remains consistent with SMTC’s experience as the majority of EMS companies are reporting double digit year over year declines. Many are reporting sequential declines consistent with SMTC. SMTC’s business is dominated by customers that are dependent on businesses capital budgets, an area that tends to recover last out of a downturn.

In anticipation of lower revenue, the Company launched a capacity and cost reduction plan in the first quarter that contained both strategic and tactical elements. Largely due to customer specific issues, the Enclosures Systems division experienced revenue erosion through the latter part of 2008 that was exacerbated by the economic slowdown. This revenue decline resulted in significant overcapacity at the Boston site and continuing operational losses. It became clear that not only did capacity have to be reduced, from a strategic perspective, the Company needed to house the enclosures and large scale systems integration capability in a single facility in a lower cost region. Accordingly, the Company has built such capability at its largest site in Chihuahua, Mexico. With the economic downturn and unsatisfactory financial results, in the first quarter the Company announced the planned closure of the Boston site, which subsequently closed at the end of June. While certain customers have transitioned to Mexico, the majority of Boston customers had production requirements which were more suited to local supply, and have consequently disengaged with the Company.

In the first quarter of the year, in anticipation of lower production volumes and revenue, the Company implemented a staff reduction plan that lowered overall headcount by 23% and initiated other cost containment measures, bringing its quarterly break-even revenue level to approximately $40 million depending on mix of business, down from approximately $60 million.

For the quarter ended July 5, 2009, the Company recorded a net loss of $3.4 million, including a $3.8 million loss from the closure of the Company’s Boston facility. Excluding the loss from discontinued operations, the Company recorded a modest profit of $0.4 million in the quarter.

In the first quarter of 2009, the Company successfully renegotiated a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates have also been increased by 200 basis points. In the second quarter of 2009, the Company signed an amendment with its lenders to extend through the second quarter of 2010 the revised EBITDA and leverage covenants. Management believes that the Company will be in compliance with its covenants for the foreseeable future.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 5, 2009 compared with the quarter ended June 29, 2008:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 5, 2009		Three months ended June 29, 2008		Change 2009 to 2008
	$	%	$	%	$	%
Revenue	$39.2	100.0%	$54.3	100.0%	$(15.1)	(27.8)%
Cost of sales	35.2	89.8%	49.8	91.7%	(14.6)	(29.3)%

Gross profit	4.0	10.2%	4.5	8.3%	(0.5)	(11.1)%
Selling, general and administrative expenses	3.1	7.9%	3.7	6.8%	(0.6)	(16.2)%
Restructuring charges	—	—	0.7	1.3%	(0.7)	(100.0)%

Operating earnings	0.9	2.3%	0.1	0.2%	0.8	800.0%
Interest expense	0.5	1.3%	0.8	1.5%	(0.3)	(37.5)%

Earnings (loss) from continuing operations before income taxes	0.4	1.0%	(0.7)	(1.3)%	1.1	157.1%
Income tax (recovery) expenses
Current	—	0.0%	—	0.0%	—	0.0%
Deferred	—	0.0%	—	0.0%	—	0.0%

	—		—	0.0%	—	0.0%

Net earnings (loss) from continuing operations	$0.4	1.0%	$(0.7)	(1.3)%	$1.1	157.1%

Loss from discontinued operations	(3.8)	(9.7)%	(5.6)	(10.3)%	1.8	32.1%
Net loss, also being comprehensive loss	$(3.4)	(8.7)%	$(6.3)	(11.6)%	$2.9	46.0%

Revenue

Revenue from continuing operations decreased $15.1 million, or 27.8%, from $54.3 million for the second quarter of 2008 to $39.2 million for the second quarter of 2009 as many of SMTC’s long standing customers’ end markets continued to be impacted by the global recession, significant inventory corrections and a ramp up of production to transition to the China operation in the second quarter of 2008. New business from several newer customers has had a positive impact, driven by increases for Crestron Electronics (“Crestron”), as it ramped subsequent to the second quarter of 2008. The decline in revenue was not a result of any loss of customers.

The reclassification of the Boston business as a discontinued operation resulted in the revenues of this business of $2.8 million in the second quarter of 2009 being excluded from reported revenues, compared to $12.0 million in the second quarter of 2008. The Company is disengaging with most customers in Boston whose production requirements are best suited for local supply. Customers continue to be severely impacted by the recession.

During the second quarter of 2009, revenue from the industrial sector decreased compared with the same quarter of 2008; $29.7 million for the second quarter of 2009 compared with $42.3 million for the same period in 2008, a result of the economically based decline referred to by our industrial customers. Accordingly, revenue from the industrial sector represented a decreased share of our business at 75.8% of revenue in the second quarter of 2009, compared with 78.0% of revenue in the second quarter of 2008.

Revenue from the communications sector decreased compared with the same quarter of 2008; $2.9 million for the second quarter of 2009 compared with $5.7 million in 2008, which represented 7.4% of revenue in the second quarter of 2009, compared with 10.5% of revenue in the second quarter of 2008 largely due to economically driven reductions in customer business levels.

Revenue from the networking and enterprise computing sector increased compared with the same quarter of 2008; $6.6 million for the second quarter of 2009 compared with $6.2 million in 2008, which represented 16.8% of revenue in the second quarter of 2009, up from 11.5% of revenue in the second quarter of 2008, largely due to a longstanding customer increasing orders year over year and the addition of one of our new customers to this category.

During the second quarter of 2009, we recorded approximately $0.5 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.5 million in the second quarter of 2008. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 91.8% of revenue from continuing operations during the second quarter of 2009, compared with 94.8% in the second quarter of 2008. Revenue from our four largest customers during the second quarter of 2009 were $8.0 million from Harris Broadcast Infrastructure and Digital Media (a subsidiary of Harris Corporation) (“Harris”), $7.1 million from Gilbarco Veeder-Root (“Gilbarco”), $6.2 million from Ingenico S. A. (“Ingenico”), and $4.1 million from Crestron, representing 20.6%, 18.2%, 15.9% and 10.4% of total revenue for the second quarter of 2009, respectively. This compares with revenue of $15.5 million from Ingenico, $12.3 million from Harris, and $9.7 million from MEI, Inc. (formerly MEI Electronics) (“MEI”), representing 28.6%, 22.6% and 17.9% of revenue from continuing operations for the second quarter of 2008, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2009, 32.0% of our revenue from continuing operations was attributable to our operations in Canada, 19.4% in Asia, 40.2% in Mexico, and 8.4% in the U.S. During the second quarter of 2008, 37.4% of our revenue was attributable to our operations in Mexico, 9.9% in the U.S., 31.7% in Canada, and 21.0% in Asia. During the second quarter of 2008, production for a couple of our customers was shifted from our Mexico facility to the China facility.

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

Gross Profit

Gross profit for the second quarter of 2009 decreased by $0.5 million, or 11.1%, to $4.0 million compared with the same period in 2008. This is largely due to reduced revenue levels, somewhat offset by cost reductions. Gross margin as a percent of sales increased from 8.3% in the second quarter of 2008 to 10.2% in the second quarter of 2009 as a result of cost containment initiatives and mix of business.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million, or 16.2%, during the second quarter of 2009 to $3.1 million, from $3.7 million in the second quarter of 2008 as a result of cost containment initiatives undertaken in the first quarter of 2009.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

The Company recorded nominal restructuring recoveries for the second quarter of 2009, compared with $0.7 million restructuring charge for the same quarter of 2008.

Interest Expense

Interest expense decreased from $0.8 million in the second quarter of 2008 to $0.5 million for the second quarter of 2009, a decrease of $0.3 million primarily resulting from reduced debt levels and lower interest rates due to market rate reductions. Interest expense in the second quarter of both 2009 and 2008 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 5.5% and 6.8% for each of the second quarters of 2009 and 2008, respectively.

Income Tax Expense

The Company recorded nominal income tax expense (recovery) during the second quarters of both 2009 and 2008.

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

The Company had $0.3 million of gross unrecognized tax benefits at July 5, 2009 and January 5, 2009, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

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

Discontinued Operations

In June 2009, the Company ceased manufacturing operations at its Boston, Massachusetts facility. The Company entered into an agreement with the landlord to terminate the existing lease and conducted a sale of certain plant equipment. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations are separately reported for all periods presented.

Loss from discontinued operations before disposal was $1.4 million in the second quarter of 2009, compared with $5.6 million in the same period of 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs.

The $2.5 million loss on disposal recorded in the three months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond July 5, 2009.

Six months ended July 5, 2009 compared with six months ended June 29, 2008

The following table sets forth summarized operating results in millions of US$ for the periods ended:

	Six months ended July 5, 2009		Six months ended June 29, 2008		Change 2009 to 2008
	$	%	$	%	$	%
Revenue	$84.1	100.0%	$99.0	100.0%	$(14.9)	(15.1)%
Cost of sales	76.2	90.6%	90.5	91.4%	(14.3)	(15.8)%

Gross profit	7.9	9.4%	8.5	8.6%	(0.6)	(7.1)%
Selling, general and administrative expenses	6.6	7.8%	6.5	6.6%	0.1	1.5%
Restructuring charges	0.8	1.0%	0.5	0.5%	0.3	60.0%

Operating earnings	0.5	0.6%	1.5	1.5%	(1.0)	(66.7)%
Interest expense	0.8	1.0%	1.7	1.7%	(0.9)	(52.9)%

Loss from continuing operations before income taxes	(0.3)	(0.4)%	(0.2)	(0.2)%	(0.1)	50.0%
Income tax expenses
Current	0.1	0.1%	0.1	0.1%	0.0	0.0%
Deferred	0.1	0.1%	—	0.0%	0.1	100.0%

	0.2	0.2%	0.1	0.1%	0.1	100.0%

Net loss from continuing operations	$(0.5)	(0.6)%	$(0.3)	(0.3)%	$(0.2)	(66.7)%

Loss from discontinued operations	(5.4)	(6.4)%	(5.6)	(5.7)%	0.2	3.6%
Net loss, also being comprehensive loss	$(5.9)	(7.0)%	$(5.9)	(6.0)%	$0.0	0.0%

Revenue

Revenue from continuing operations decreased $14.9 million, or 15.1%, from $99.0 million for the first six months of 2008 to $84.1 million for the first six months of 2009 as SMTC’s long standing customers’ end markets continued to be impacted by the global recession, significant inventory corrections and a ramp up of production to transition to the China operation in the second quarter of 2008. These reductions were somewhat offset by new customer business primarily from Crestron as their business began to ramp in the back half of 2008. The decline in revenue was not a result of any loss of customers.

The reclassification of Boston as a discontinued operation resulted in the revenues of this business of $6.3 million in the first two quarters of 2009 being excluded from reported revenues, compared to $22.5 million in the first two quarters of 2008. The Company is disengaging with most customers in Boston whose production requirements are best suited for local supply. Customers continue to be severely impacted by the recession.

During the first six months of 2009, revenue from the industrial sector represented 77.2% of revenue compared to 76.5% of revenue for the first six months of 2008. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 13.6% and 9.1%, respectively, for the first six months of 2009 compared with 12.0% and 11.5%, respectively, for the first six months of 2008.

Revenue generated from the industrial sector decreased $10.8 million in the first six months of 2009 compared to the first six months of 2008 at $64.9 million and $75.7 million, respectively for the reasons cited above

In both relative and absolute terms, the revenue generated from the communications sector in the first six months declined. In absolute terms, revenue declined by $3.6 million from $11.4 million in the first six months of 2008 to $7.8 million in the first six months of 2009 largely due to economically driven reductions in customer business levels.

Revenue from the networking and enterprise computing sector decreased slightly compared with the first six months of 2008; $11.5 million for the first six months of 2009 compared with $11.9 million in 2008. The percentage of revenue generated from the networking and enterprise computing sector in the first six months of 2009 compared with the same period last year increased in relative terms due to a longstanding customer increasing orders year over year and the addition of one of our new customers to this category.

During the first six months of 2009, we recorded approximately $0.8 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.1 million in the first six months of 2008. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2009, the Company’s ten largest customers represented 88.3% of revenue from continuing operations compared with 93.7% for the same period last year. Revenue from our largest customers during the first six months of 2009 was $16.5 million from Harris, $16.0 million from Ingenico, $10.4 million from MEI, and $9.4 million from Gilbarco representing 19.6%, 19.0%, 12.3%, and 11.2%, respectively, of total revenue for the period. This compares with revenue of $27.0 million from Ingenico, $22.0 million from Harris, and $18.1 million from MEI representing 27.3%, 22.2%, and 18.2%, respectively, of total revenue from continuing operations for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2009, 33.9% of our revenue from continuing operations was produced from operations in Mexico, 7.1% from the United States, 34.2% from Canada, and 24.8% from Asia. During the first six months of 2008, 45.3% of our revenue was produced from operations in Mexico, 10.6% from the United States, 32.6% from Canada, and 11.5% from Asia. Operations in Asia were ramping in the first half of 2008 as this business was transitioned from Mexico to Asia.

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

Gross Profit

Gross profit decreased $0.6 million from $8.5 million, or 8.6% of revenue, for the first six months of 2008 to $7.9 million, or 9.4% of revenue, for the first six months of 2009. The decrease in the gross margin in the first six months of 2009 is largely due to reduced revenue which has almost entirely been mitigated by improved efficiency as a result of cost containment initiatives and improved mix of business.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $0.1 million from $6.5 million, or 6.6% of revenue, for the first six months of 2008 to $6.6 million, or 7.8% of revenue, for the first six months of 2009. The increase in 2009 is largely related to higher legal and other professional fees, an investment in sales staff and increased commissions related to new customer volumes, somewhat offset by lower costs as a result of cost reduction initiatives undertaken in the first quarter of 2009.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

In the first six months of 2009 the Company recorded restructuring charges of $0.8 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.

The Company recorded a restructuring recovery in the first quarter of 2008, consisting of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002. In the second quarter of 2008, the Company recorded a restructuring charge of $0.7 million, consisting of severance charges at our Chihuahua facility. The Company reduced approximately 250 full time and 100 temporary staff as a result of the planned movement of production to the Company’s China facility.

Interest Expense

Interest expense decreased $0.9 million from $1.7 million for the first six months of 2008 to $0.8 million for the first six months of 2009, resulting from reduced debt levels and reduced interest rates due to market rate reductions and a recovery of interest from prior periods. Interest expense for the first six months of 2009 include amortization of deferred financing fees of $0.1 million, compared to $0.2 million in the first six months of 2008. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the recovery, interest expense was $0.9 million for the first six months of 2009 and $1.5 million for the first six months of 2008. The weighted average interest rates with respect to the debt for the first six months of 2009 and 2008 were 5.2% and 7.3%, respectively.

Income Tax Expense

During the first six months of 2009, the Company recorded a net income tax expense of $0.2 million, compared with a net income tax expense of $0.1 million during the first six months of 2008, related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation.

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

The Company had $0.3 million of gross unrecognized tax benefits at July 5, 2009 and January 5, 2009, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

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

Discontinued Operations

In June 2009, the Company ceased manufacturing operations at its Boston, Massachusetts facility. The Company entered into an agreement with the landlord to terminate the existing lease and conducted a sale of plant equipment. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations are separately reported for all periods presented.

Loss from discontinued operations before disposal was $2.8 million in the first six months of 2009, compared with $5.6 million in the same period of 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs.

The $2.6 million loss on disposal recorded in the six months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond July 5, 2009.

Liquidity

Net cash used in operating activities during the six months ended July 5, 2009 was $0.8 million. The use of cash resulted from losses in Boston, partially offset by a decrease in net working capital requirements of $3.6 million primarily due to decreases in accounts receivable and inventory, partially offset by a decrease in accounts payable, and the gain on sale of property, plant and equipment in Boston. The decrease in accounts receivable was due to the reduction in revenues, while the decrease in inventory was related to reduced revenues and the continued emphasis on managing inventory during a period of push-outs due to the economy. Accounts receivable days sales outstanding were 57 and 73 days for the six months ended July 5, 2009 and June 29, 2008. Inventory turnover, on an annualized basis was 5.5 times for the six months ended July 5, 2009 and compared to 4.8 times for the six months ended June 29, 2008. Accounts payable days outstanding were 68 days at the end of the second quarter of 2009 compared to 82 days for the same period in 2008.

Net cash used in financing activities during the six months ended July 5, 2009 was $1.1 million and net cash provided in the six months ended June 29, 2008 was $3.1 million. During the six months ended July 5, 2009, the Company’s net debt position did not change, while during the same period in 2008 the Company borrowed $3.5 million. Cash used in financing activities during the six months ended July 5, 2009 included a $0.4 million repayment of capital lease obligations as a result of the disposition of property, plant and equipment in Boston.

Net cash provided by investing activities during the six months ended July 5, 2009 was $0.5 million and net cash used in the six months ended June 29, 2008 was $0.5 million. During the six months ended July 5, 2009, $0.8 million was provided by proceeds on the disposition of property, plant and equipment in Boston, offset by additions of property, plant and equipment of $0.3 million, while cash used in the six months ended June 29, 2008 consisted of additions of property, plant and equipment.

Aside from paying down existing accruals, expected future cash flows related to the disposal of the Boston discontinued operation will consist of salaries of a small number of employees retained beyond July 5, 2009. After the closure of the Boston site we expect to have positive future cash from operating activities as losses at this facility will have ceased. All accruals related to the disposal of the Boston facility are expected to be settled by Q2 of 2010.

Capital Resources

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. The Company was in compliance with the covenants as of the end of the second quarter, accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

During the six months ended July 5, 2009, there were no additions of property, plant and equipment acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended July 5, 2009 was 5.5%. At July 5, 2009, the interest rate on our U.S. revolving credit facility is 5.25% based on the U.S. prime rate, our U.S. term debt bore interest at 5.82% based on LIBOR and our Canadian term debt bore interest at 6.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 4, 2009. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of July 5, 2009.

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

Four of our largest customers were Harris, Gilbarco, Ingenico, and MEI, representing 20.6%, 18.2%, 15.9% and 10.4% of total revenue from continuing operations for the three months ended July 5, 2009, respectively. For the second quarter of 2009, our top ten largest customers (which includes Harris, Gilbarco, Ingenico, and MEI) collectively represented 91.8% of our total revenue from continuing operations. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 basis points. On August 4, 2009, the Company and its lenders agreed to extend the terms of this amendment a further quarter to July 10, 2010. The Company was in compliance with the covenants as of the end of the second quarter, accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

In general, any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ John Caldwell
Name:	John Caldwell
Title:	President and CEO

By	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 14, 2009

EXHIBIT INDEX

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2009.