Form 10-Q
period 2009-10-04
SMTC CORP
filed 2009-11-12
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

As of October 28, 2009, SMTC Corporation had 13,931,284 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of October 28, 2009, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 715,048 exchangeable shares outstanding, excluding 7,233,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	October 4, 2009	January 4, 2009

Assets
Current assets:
Cash	$436	$2,623
Accounts receivable—net (note 3)	30,133	28,648
Inventories—net (note 3)	27,313	36,823
Prepaid expenses	1,458	1,203

	59,340	69,297
Property, plant and equipment—net (note 3)	15,001	16,743
Deferred financing costs—net (note 3)	745	786
Deferred income taxes (note 7)	350	479

	$75,436	$87,305

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,710	$37,209
Accrued liabilities (note 3)	6,645	6,909
Income taxes payable	578	504
Current portion of long-term debt (note 4)	5,338	2,738
Current portion of capital lease obligations	845	1,101

	43,116	48,461
Long-term debt (note 4)	15,905	15,943
Capital lease obligations	657	1,587
Commitments and contingencies (note 12)

Shareholders’ equity:
Capital stock (note 5)	7,211	7,456
Warrants (note 2, 5)	—	10,372
Additional paid-in capital	252,872	249,655
Deficit	(244,325)	(246,169)

	15,758	21,314

	$75,436	$87,305

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Revenue		$44,181	$53,089	$128,272	$152,077
Cost of sales		40,446	47,816	116,622	138,307

Gross profit		3,735	5,273	11,650	13,770
Selling, general and administrative expenses		2,760	3,053	9,362	9,591
Restructuring charges	Note 6	—	—	783	443
Loss on extinguishment of debt		—	613	—	613

Operating earnings		975	1,607	1,505	3,123
Interest expense	Note 3	473	567	1,338	2,242

Earnings before income taxes		502	1,040	167	881
Income tax expense (recovery)	Note 7
Current		23	6	67	163
Deferred		17	23	129	(6)

		40	29	196	157

Net earnings (loss) from continuing operations		$462	$1,011	$(29)	$724
Loss from discontinued operations	Note 10	(297)	(868)	(5,744)	(6,482)

Net income (loss), also being comprehensive income (loss)		165	143	(5,773)	(5,758)

Earnings (loss) per share of common stock:
Basic
Continuing operations		$0.03	$0.07	$—	$0.05
Discontinued operations		(0.02)	(0.06)	(0.39)	(0.44)

Total		$0.01	$0.01	$(0.39)	$(0.39)

Diluted
Continuing operations		$0.03	$0.07	$—	$0.05
Discontinued operations		(0.02)	(0.06)	(0.39)	(0.44)

Total		$0.01	$0.01	$(0.39)	$(0.39)

Weighted average number of shares outstanding
Basic		14,646,333	14,646,333	14,646,333	14,646,333
Diluted	Note 8	14,646,333	14,729,485	14,646,333	14,741,627

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended October 4, 2009 and September 28, 2008

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle – January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	217	—	217
Conversion of shares from exchangeable to common stock	(245)	—	245	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(5,773)	(5,773)

Balance, October 4, 2009	$7,211	$—	$252,872	$(244,325)	$15,758

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835
Stock-based compensation	—	—	290	—	290
Conversion of shares from exchangeable to common stock	(372)	—	372	—	—
Net loss	—	—	—	(5,758)	(5,758)

Balance, September 28, 2008	$7,482	$10,372	$249,545	$(246,032)	$21,367

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Cash provided by (used in):
Operations:
Net earnings (loss)	$165	$143	$(5,773)	$(5,758)
Items not involving cash:
Depreciation	695	724	2,093	2,588
Gain on disposition of property, plant and equipment	—	—	(224)	—
Impairment of property, plant and equipment	—	—	—	4,921
Deferred income taxes	17	23	129	(6)
Non-cash interest	64	91	192	295
Stock-based compensation	68	(279)	256	217
Loss on extinguishment of debt	—	613	—	613
Change in non-cash operating working capital:
Accounts receivable	(3,987)	9,364	(1,485)	8,219
Inventories	173	(2,631)	9,510	(9,771)
Prepaid expenses	(384)	(392)	(255)	(855)
Income taxes payable	61	(22)	74	(44)
Accounts payable	1,322	(169)	(7,499)	3,485
Accrued liabilities	(675)	640	(276)	1,366

	(2,481)	8,105	(3,258)	5,270
Financing:
Increase in long-term debt	3,117	13,800	3,925	13,800
Repayment of long-term debt	(563)	(19,116)	(1,363)	(15,607)
Principal payment of capital lease obligations	(207)	(245)	(1,186)	(654)
Deferred financing costs	—	(250)	(151)	(250)

	2,347	(5,811)	1,225	(2,711)
Investing:
Purchase of property, plant and equipment	(702)	(294)	(984)	(1,009)
Proceeds from sale of property, plant and equipment	—	—	830	268

	(702)	(294)	(154)	(741)
Increase (decrease) in cash and cash equivalents	(836)	2,000	(2,187)	1,818
Cash and cash equivalents, beginning of period	1,272	—	2,623	182

Cash and cash equivalents, end of the period	$436	$2,000	$436	$2,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past eight years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under a manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

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

2. Accounting changes and recent accounting pronouncements

Accounting Changes

(a) FASB Codification:

In June 2009, the FASB issued Accounting Standards Codification (“ASC” or “Codification”) 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is superseded and will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included references to the Codification, as appropriate, in these consolidated financial statements.

(b) Share Based Payments:

In June 2008, the FASB issued guidance under ASC 260, “Earnings Per Share” on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities prior to vesting and, provides guidance on calculation of earnings per share under the two-class method. The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance effective January 5, 2009 had no material impact on the consolidated financial statements.

(c) Business Combinations:

In December 2007, the FASB issued guidance under ASC 805, “Business Combinations” (“ASC 805”), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The adoption of ASC 805, effective January 5, 2009, had no material impact on the consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

(d) Noncontrolling Interests:

In December 2007, the FASB issued guidance under ASC 810, “Consolidation”, for non-controlling interests. This guidance changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The guidance is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The adoption of the guidance, effective January 5, 2009, had no material impact on the consolidated financial statements.

(e) Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued guidance under subtopic 10 of ASC 815, “Derivatives and Hedging”, (“ASC 815”) that requires additional disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance, effective January 5, 2009, had no impact on the consolidated financial statements.

In June 2008, the FASB issued guidance under subtopic 40 of ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the guidance, a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under section 15 of subtopic 40 of ASC 815. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of the guidance on a retrospective basis, without restatement of prior periods, on January 5, 2009, resulted in liability classification of the Purchase Warrants (note 5) as the exercise price was denominated in a currency other than the Company’s functional currency. Accordingly, the Purchase Warrants were reclassified as liabilities on January 5, 2009 and valued at fair value. As the fair value on January 5, 2009 was determined to be nil, the impact of the adoption resulted in the reclassification of the carrying value of the Purchase Warrants of $7,617 as at January 5, 2009 from warrants to opening deficit.

(f) Fair Value of Financial Instruments:

In April 2009 the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures”, which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance should be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the consolidated financial statements.

(g) Interim Disclosures about Fair Value of Financial Insturments:

In April 2009 the FASB issued guidance under ASC 825, “Financial Instruments” which requires the Company to disclose, on a quarterly basis, quantitative and qualitative information about the fair value estimates of all financial instruments, whether recognized or not in the statement of financial position. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance resulted in expanded disclosure in note 11.

(h) Subsequent Events:

In June 2009, the FASB issued guidance under ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. In accordance with ASC 855, the Company evaluated subsequent events through the date the financial statements were issued on November 10, 2009. No events have taken place that meet the definition of a subsequent event that requires adjustment to or disclosure in the financial statements.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

a)	In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-08”). This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 will be effective for the fourth quarter of 2009. The Company is currently assessing the impact of this ASU to its consolidated financial statements.

b)	In September 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605 “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this ASU to its consolidated financial statements.

3. Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and nine months ended for each of the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable – net:

	October 4, 2009	January 4, 2009
Accounts receivable	$30,660	$29,153
Allowance for doubtful accounts	(527)	(505)

Accounts receivable—net	$30,133	$28,648

Inventories – net:

	October 4, 2009	January 4, 2009
Raw materials	$17,303	$26,355
Work in process	6,078	7,664
Finished goods	2,996	2,072
Other	936	732

Inventories—net	$27,313	$36,823

Notes to Consolidated Financial Statements—(Continued)

Deferred financing costs:

	October 4, 2009	January 4, 2009
Deferred financing costs	$2,677	$2,526
Accumulated amortization	(1,932)	(1,740)

	$745	$786

Property, plant and equipment – net:

	October 4, 2009	January 4, 2009
Cost:
Land	$1,648	$1,648
Buildings	9,865	9,777
Machinery and equipment (a)	30,043	31,802
Office furniture and equipment	2,393	4,404
Computer hardware and software (b)	8,946	9,325
Leasehold improvements	3,072	9,031

	55,967	65,987

Less accumulated depreciation:
Land	—	—
Buildings	(4,652)	(4,275)
Machinery and equipment (a)	(22,690)	(23,217)
Office furniture and equipment	(2,268)	(4,292)
Computer hardware and software (b)	(8,508)	(8,699)
Leasehold improvements	(2,848)	(8,761)

	(40,966)	(49,244)

Property, plant and equipment—net	$15,001	$16,743

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,141 and $7,622 at October 4, 2009 and January 4, 2009, respectively, and associated accumulated depreciation of $3,747 and $3,017 as of October 4, 2009 and January 4, 2009, respectively. The related depreciation expense for the three months ended October 4, 2009 and September 28, 2008 was $248, and $240, respectively. Related depreciation expense for the nine months ended October 4, 2009 and September 28, 2008 was $766 and $714, respectively.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 at both October 4, 2009 and January 4, 2009, and associated accumulated depreciation of $115 and $49, as of October 4, 2009 and January 4, 2009, respectively. The related depreciation expense for the three months ended October 4, 2009 and September 28, 2008 was $22 and $21 respectively. Related depreciation expense for the nine months ended October 4, 2009 and September 28, 2008 was $66 and $28, respectively.

Accrued liabilities:

	October 4, 2009	January 4, 2009
Customer related	$1,848	$1,626
Interest and financing related	33	68
Payroll	1,693	2,250
Professional services	498	660
Restructuring and discontinued operations	1,820	—
Vendor related	137	673
Miscellaneous taxes	280	149
Other	335	1,483

Accrued liabilities	$6,645	$6,909

Notes to Consolidated Financial Statements—(Continued)

Consolidated statements of operations

Interest expense:

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Long-term debt	$439	$517	$1,191	$2,096
Obligations under capital leases	32	50	160	146
Other	3	—	(13)	—

Interest expense	$473	$567	$1,338	$2,242

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Cash interest paid	$423	$655	$1,381	$2,037
Cash taxes paid – net	$19	$—	$67	$131
Property, plant and equipment acquired through capital lease	$—	$—	$—	$977

4. Long term debt

	October 4, 2009	January 4, 2009
Revolving	$10,255	$6,331
Term	10,988	12,350

	21,243	18,681
Less: Current portion of long-term debt	(5,338)	(2,738)

Long-term debt	$15,905	$15,943

During the third quarter of 2008, the Company entered into a second amended and restated loan agreement in the US and Canada with Wachovia Capital Finance Corporation (“Wachovia”) and Export Development Canada (“EDC”) dated August 7, 2008 (the “Wachovia EDC Facilities”), and maturing on August 12, 2012. Under the amended and restated loan agreement, Wachovia amended certain borrowing base conditions based on eligible inventory and accounts receivable of the Company to allow increased borrowing capacity and increased the revolving credit facility from $40,000 to $45,000. Wachovia also provided an $800 term loan, bearing interest based on the U.S. Prime rate. As the primary term debt lender, EDC provided a term loan of $13,000. The EDC term debt bore interest at LIBOR plus 3.5%, decreasing at various leverage rates. Financial covenants were changed and restrictions on certain investments and expenditures were removed.

The Company incurred costs of $395 related to the completion of the Wachovia EDC Facilities in 2008. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage

Notes to Consolidated Financial Statements—(Continued)

ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. Interest rates also increased by 200 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010.

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

At October 4, 2009 and January 4, 2009, there were Canadian dollar denominated cash balances of $2,123 and $2,891 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company was in compliance with the required financial covenants as of October 4, 2009. The Company is in the preliminary stages of negotiating revised financial covenants for 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the fixed coverage charge for the quarter ended October 3, 2010. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

5. Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of October 4, 2009:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	749,448	$7,091
Shares issued pursuant to:
Conversion to common stock	(25,900)	(245)

Balance at end of the period	723,548	$6,846

Common shares:
Balance at beginning of the nine month period	13,896,884	$365
Shares issued pursuant to:
Conversion of exchangeable shares	25,900	—

Balance at end of the period	13,922,784	$365

Special voting stock:
Balance at beginning of the nine month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,646,333	$7,211

Warrants
Common share warrants:
Balance at beginning of the nine month period	11,166,947	$2,755
Expired	(11,166,947)	(2,755)

Balance at end of the period	—	$—

Notes to Consolidated Financial Statements—(Continued)

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

Upon the adoption of guidance under ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock on January 5, 2009, the Purchase Warrants were retrospectively reclassified as liabilities, without restatement of prior periods, as disclosed in Note 2 of these financial statements. As the fair value of these instruments at that date was determined to be nil, the amount attributed to these warrants was recorded as a reduction of opening deficit on January 5, 2009.

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Notes to the Consolidated Financial Statements within the Company’s Form 10-K for the fiscal period ended January 4, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2009. There were no options granted during the three and nine periods ended October 4, 2009. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended October 4, 2009 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 4, 2009	1,742,893	$1.97
Options forfeited	(140,453)	$3.10

Outstanding at October 4, 2009	1,602,440	$1.87	$3,004	4.8

Exercisable at October 4, 2009	937,438	$2.28	$2,137	5.3

During the three month periods ended October 4, 2009 and September 28, 2008, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $68 and $78, respectively. For the nine month periods ended October 4, 2009 and September 28, 2008, the corresponding amounts recorded were $217 and $290, respectively. At October 4, 2009, compensation expense of $216 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units were granted to directors and the Chief Executive Officer of the Company as remuneration. During the three and nine months ended October 4, 2009, no deferred share units were granted. During the three and nine months ended September 28, 2008, 18,490 and 44,205 deferred share units were granted, respectively.

At October 4, 2009 and January 4, 2009, 335,666 and 382,354 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the three and nine months ended October 4, 2009 was nil and $39, respectively, compared with recovery of $357 and $73 for the three and nine months ended September 28, 2008.

Notes to Consolidated Financial Statements—(Continued)

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6. Restructuring and other charges

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which relate to restructuring activities under the 2002 Plan. There were no amounts in the restructuring accrual relating to the 2002 Plan as at either January 4, 2009 or October 4, 2009.

In the second quarter of 2008, the Company recorded a restructuring charge of $668, consisting of a $518 severance charge at our Chihuahua facility and a $150 severance charge at the corporate level. The Company reduced approximately 250 full time and 100 temporary staff, mainly in Mexico, as a result of the planned movement of production to the Company’s China facility. There were no amounts in the restructuring accrual relating to the 2008 Plan as at either January 4, 2009 or October 4, 2009.

In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $33 in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. In the second quarter of 2009, the Company recorded a restructuring recovery of $32 consisting of a recovery of severances.

The following table details the change in the restructuring accrual, for the three and nine months ended October 4, 2009, relating to the 2009 Plan:

Severance
2009 Plan
2009 Charges	$815
Payments	(445)

Balance as at April 5, 2009	370
Payments	(205)
Recoveries	(32)

Balance as at July 5, 2009	$133
Payments	(106)

Balance as at October 4, 2009	$27

Remaining accrued amounts relating to the 2009 Plan consist of severance payments of $27 in Canada that are expected to be paid out during 2009 through a drawdown on the revolving credit facilities.

7. Income taxes

During the three and nine months ended October 4, 2009, the Company recorded a net income tax expense of $40 and $196, respectively, primarily related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation. During the three and nine months ended September 28, 2008, the Company recorded a net income tax expense of $29 and $157, respectively, primarily related to minimum taxes in certain jurisdictions.

At January 4, 2009, the Company had total net operating loss (“NOL”) carry forwards of $88,189, of which $1,984 will expire in 2010, $1,260 will expire in 2012, $8,359 will expire in 2014, $3,379 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $42,029 will expire in 2021, and the remainder will expire between 2023 and 2028.

At October 4, 2009 and January 4, 2009, the Company had gross unrecognized tax benefits of $302 and $270, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $176 and $140 accrued for interest and penalties as of October 4, 2009 and January 4, 2009, respectively. The increase is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation

Notes to Consolidated Financial Statements—(Continued)

of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB guidance under ASC 740, “Income Taxes”, states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance is recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in these jurisdictions.

8. Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333	14,646,333
Dilutive stock options (a) (b)	—	83,152	—	95,294

Diluted weighted average shares outstanding	14,646,333	14,729,485	14,646,333	14,741,627

(a)

As a result of the net loss from continuing operations for the nine months October 4, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended October 4, 2009, dilutive options were determined using the treasury stock method, using an average share price of $0.78 per share. For the three months ended October 4, 2009, the calculation did not include 1,602,440 stock options, as the effect would have been anti-dilutive. For the three and nine months ended September 28, 2008, dilutive options were determined using the treasury stock method, using an average share price of $1.79 and $1.84 per share, respectively. For the three and nine months ended September 28, 2008, the calculation did not include 1,289,741 and 1,277,599 stock options, respectively, and 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

9. Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the second quarter of 2008 with the establishment of the new facility in China. Operations in Boston were classified as discontinued operations in the second quarter of 2009 and have been excluded from the United States segment in all periods presented. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges, loss on extinguishment of debt and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. Information about the operating segments is as follows for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Revenues from continuing operations
U.S.	$3,862	$4,666	$9,823	$15,210
Canada	10,250	16,767	39,428	51,927
Mexico	19,139	20,811	49,103	70,882
Asia	11,615	12,619	32,497	24,008

Total	$44,866	$54,863	$130,851	$162,027

Notes to Consolidated Financial Statements—(Continued)

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Intersegment revenue
U.S.	$(3)	$(6)	$(9)	$(23)
Canada	(67)	(509)	(524)	(3,420)
Mexico	(615)	(1,259)	(2,046)	(6,507)

Total	$(685)	$(1,774)	$(2,579)	$(9,950)

Net external revenue from continuing operations
U.S.	$3,859	$4,660	$9,814	$15,187
Canada	10,183	16,258	38,904	48,507
Mexico	18,524	19,552	47,058	64,375
Asia	11,615	12,619	32,497	24,008

Total	$44,181	$53,089	$128,272	$152,077

EBITA
U.S.	$(20)	$357	$(588)	$1,352
Canada	(562)	372	(1,067)	472
Mexico	1,233	1,021	3,040	1,553
Asia	324	470	903	802

Total	$975	$2,220	$2,288	$4,179

Interest	473	567	1,338	2,242
Restructuring charges	—	—	783	443
Loss on extinguishment of debt	—	613	—	613

Earnings before income taxes	$502	$1,040	$167	$881

Capital additions

The following table contains capital additions for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
U.S.	$—	$34	$26	$530
Canada	236	147	330	562
Mexico	455	45	602	826
Asia	11	68	26	68

Total	$702	$294	$984	$1,986

	October 4, 2009	January 4, 2009
Long-lived assets (a)
U.S.	$957	$1,747
Canada	2,262	2,491
Mexico	11,735	12,460
Asia	47	45

Total	$15,001	$16,743

(a)	Long-lived assets information is based on the principal location of the asset.

Notes to Consolidated Financial Statements—(Continued)

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
U.S.	$21,846	$16,219	$51,513	$48,252
Canada	15,911	24,380	55,856	62,360
Europe	99	344	457	11,858
Asia	6,319	12,138	20,429	22,022
Mexico	6	8	17	7,585

Total	$44,181	$53,089	$128,272	$152,077

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

During the three months ended October 4, 2009, four customers individually comprised 23.8%, 16.8% 13.9% and 13.5% (September 28, 2008, three customers – 23.7%, 21.4% and 20.7%) of total revenue from continuing operations across all geographic segments. During the nine months ended October 4, 2009, five customers individually comprised 20.7%, 17.5%, 14.3%, 13.3% and 10.6% (September 28, 2008, three customers – 26.1%, 21.7% and 19.3%) of total revenue from continuing operations across all geographic segments. As of October 4, 2009, these customers represented 28.3%, 8.9%, 22.1%,10.3% and 3.1%, respectively, (January 4, 2009, three customers – 17%, 4% and 4%, respectively) of the Company’s trade accounts receivable.

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

	Three months ended		Nine months ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Discontinued Operations Before Disposal:
Revenue	$638	$6,983	$6,957	$29,420

Loss from discontinued operations before disposal, net of taxes	$(297)	$(868)	$(3,365)	$(6,482)

Disposal:
Loss on disposal, net of taxes	—	—	(2,379)	—

Loss from discontinued operations, net of taxes	$(297)	$(868)	$(5,744)	$(6,482)

Notes to Consolidated Financial Statements—(Continued)

The loss on disposal recorded in the nine months ended October 4, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond October 4, 2009.

The following is a summary of the loss on disposal recorded in the nine months ended October 4, 2009:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Disposal of fixed assets	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the three and nine months ended October 4, 2009:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(182)	—	(13)	(195)

Accrual balance as at July 5, 2009	$560	$2,296	$330	$3,186
Cash payments	(329)	(945)	(119)	(1,393)

Accrual balance as at October 4, 2009	$231	$1,351	$211	$1,793

Remaining accrued amounts relating to the discontinued operations are expected to be paid out by the second quarter of 2010 through drawdowns on the revolving credit facilities.

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

As at January 4, 2009, the Company had outstanding forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under ASC 815. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income (loss) for the period ended January 4, 2009. The Company did not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3,598 were outstanding, and were settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $185 and was included in the consolidated statement of operations and comprehensive income (loss) and accounts receivable on the balance sheet. Fair value was determined using the market approach with quoted prices in active markets for identical assets.

There were no derivative instruments outstanding at October 4, 2009.

Notes to Consolidated Financial Statements—(Continued)

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

In 2007, a lawsuit was commenced against SMTC Corporation and certain of its subsidiaries in the United States Bankruptcy Court for the Western District of Texas Austin Division by Ronald E. Ingalls, Chapter 7 Trustee, who claimed that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. This case was heard in March 2009 before the Honorable Craig A. Gargotta, U.S. Bankruptcy Judge. Judgment in favor of SMTC was issued on September 11, 2009 with all claims dismissed. An appeal was filed and subsequently withdrawn by the plaintiff. There are no further appeals available.

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

Developments in 2009

As expected, third quarter results were improved over the second quarter as several customers increased orders in response to expanding end market demand or to increase inventory levels; however results continued to be negatively impacted as several of the Company’s customers continued to experience end market weakness. The Company’s revenues from continuing operations increased 12.8% sequentially and declined 16.8% compared to Q3 of 2008; a function of continued weak but improving markets.

In anticipation of lower revenue, the Company launched a capacity and cost reduction plan in the first quarter that contained both strategic and tactical elements. Largely due to customer specific issues, the Enclosures Systems division experienced revenue erosion through the latter part of 2008 that was exacerbated by the economic slowdown. This revenue decline resulted in significant overcapacity at the Boston site and continuing operational losses. It became clear that not only did capacity have to be reduced, from a strategic perspective, the Company determined that it would be competitively advantageous to house its enclosures and large scale systems integration capability in a single facility in a lower cost region. Accordingly, the Company has built such capability at its largest site in Chihuahua, Mexico. With the economic downturn and unsatisfactory financial results, in the first quarter the Company announced the planned closure of the Boston site, which subsequently closed at the end of June. While certain customers have transitioned to Mexico, the majority of Boston customers had production requirements which were more suited to local supply, and have consequently disengaged with the Company.

In the first quarter of the year, in anticipation of lower production volumes and revenue, the Company implemented a staff reduction plan that lowered overall headcount by 23% and initiated other cost containment measures, bringing its quarterly break-even revenue level from approximately $60 million down to $40 million depending on mix of business and currency rates.

For the quarter ended October 4, 2009, the Company recorded net earnings of $0.2 million, including a $0.3 million loss from the closure of the Company’s Boston facility. Excluding the loss from discontinued operations, the Company recorded a profit of $0.5 million in the quarter.

In the first quarter of 2009, the Company successfully renegotiated a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements in April 2009. In addition, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates also increased by 200 basis points. In the second quarter of 2009, the Company signed an amendment with its lenders to extend through the second quarter of 2010 the revised EBITDA and leverage covenants. The Company was in compliance with the required financial covenants as of October 4, 2009. The Company is in the preliminary stages of negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the fixed coverage charge for the quarter ended October 3, 2010. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended October 4, 2009 compared with the quarter ended September 28, 2008:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended October 4, 2009		Three months ended September 28, 2008		Change 2009 to 2008
	$	%	$	%	$	%
Revenue	$44.2	100.0%	$53.1	100.0%	$(8.9)	(16.8)%
Cost of sales	40.4	91.4%	47.8	90.0%	(7.4)	(15.5)%

Gross profit	3.8	8.6%	5.3	10.0%	(1.5)	(28.3)%
Selling, general and administrative expenses	2.8	6.3%	3.1	5.9%	(0.3)	(9.7)%
Loss on extinguishment of debt	—	0.0%	0.6	1.1%	(0.6)	(100.0)%

Operating earnings	1.0	2.3%	1.6	3.0%	(0.6)	(37.5)%
Interest expense	0.5	1.1%	0.6	1.1%	(0.1)	(16.7)%

Earnings from continuing operations before income taxes	0.5	1.1%	1.0	1.9%	(0.5)	(50.0)%
Income tax expenses
Current	—	0.0%	—	0.0%	—	0.0%
Deferred	—	0.0%	—	0.0%	—	0.0%

	—	0.0%	—	0.0%	—	0.0%

Net earnings from continuing operations	$0.5	1.1%	$1.0	1.9%	$(0.5)	(50.0)%

Loss from discontinued operations	(0.3)	(0.6)%	(0.9)	(1.7)%	0.6	66.7%
Net income, also being comprehensive income	$0.2	0.5%	$0.1	0.2%	$0.1	100.0%

Revenue

Revenue from continuing operations decreased $8.9 million, or 16.8%, from $53.1 million for the third quarter of 2008 to $44.2 million for the third quarter of 2009. While improved from the second quarter of 2009, many of SMTC’s long standing customers’ end markets continued to be impacted by the economy compared to third quarter of last year. Several ramping customers had a positive impact, particularly Crestron Electronics (“Crestron”) and Thales Rail Signalling Solutions (“Thales”). The decline in revenue was not a result of any loss of customers.

The reclassification of the Boston business as a discontinued operation resulted in the revenues of this business of $0.6 million in the third quarter of 2009 being excluded from reported revenues, compared to $7.0 million in the third quarter of 2008. The Company has disengaged with most customers in Boston whose production requirements were best suited for local supply. Certain customers’ business was transferred to Mexico and that business has started to improve.

During the third quarter of 2009, revenue from the industrial sector decreased compared with the same quarter of 2008; $35.9 million for the third quarter of 2009 compared with $42.5 million for the same period in 2008, the result of the recessionary economy. Revenue from the industrial sector represented an increased share of our business at 81.3% of revenue in the third quarter of 2009, compared with 80.0% of revenue in the third quarter of 2008.

Revenue from the communications sector decreased compared with the same quarter of 2008; $2.4 million for the third quarter of 2009 compared with $5.9 million in 2008, which represented 5.5% of revenue in the third quarter of 2009, compared with 11.0% of revenue in the third quarter of 2008 the result of the recessionary economy.

Revenue from the networking and enterprise computing sector increased compared with the same quarter of 2008; $5.8 million for the third quarter of 2009 compared with $4.8 million in 2008, which represented 13.2% of revenue in the third quarter of 2009, up from 9.0% of revenue in the third quarter of 2008, largely due to a longstanding customer increasing orders year over year and the addition of one of our new customers to this category.

During the third quarter of 2009, we recorded approximately $0.2 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.9 million in the third quarter of 2008. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer generally is obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 95.0% of revenue from continuing operations during the third quarter of 2009, compared with 94.5% in the third quarter of 2008. Revenue from our four largest customers during the third quarter of 2009 were $10.5 million, $7.4 million, $6.1 million and $5.9 million, representing 23.8%, 16.8%, 13.9% and 13.5% of total revenue from continuing operations for the third quarter of 2009, respectively. This compares with revenue of $12.6 million, $11.4 million and $11.0 million, representing 23.7%, 21.4% and 20.7% of revenue from continuing operations for three largest customers of the third quarter of 2008, respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2009, 23.1% of our revenue from continuing operations was attributable to our operations in Canada, 26.3% in Asia, 41.9% in Mexico, and 8.7% in the U.S. During the third quarter of 2008, 36.8% of our revenue was attributable to our operations in Mexico, 8.8% in the U.S., 30.6% in Canada, and 23.8% in Asia.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the third quarter of 2009 decreased by $1.5 million, or 28.3%, to $3.8 million compared with the same period in 2008. This is largely due to reduced revenue levels, somewhat offset by cost reductions. Gross margin as a percent of sales decreased from 10.0% in the third quarter of 2008 to 8.6% in the third quarter of 2009 as a result of lower revenue and the impact on fixed costs.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million, or 9.7%, during the third quarter of 2009 to $2.8 million, from $3.1 million in the third quarter of 2008 as a result of cost containment initiatives undertaken in the first quarter of 2009.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Loss on Extinguishment of Debt

Upon the early repayment of the Company’s existing term debt during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing costs related to these extinguished debt instruments of $0.6 million.

Interest Expense

Interest expense decreased from $0.6 million in the third quarter of 2008 to $0.5 million for the third quarter of 2009, a decrease of $0.1 million resulting from reduced average debt levels and lower interest rates due to market rate reductions. Interest expense in the third quarters of 2009 and 2008 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 5.5% and 6.5% for each of the third quarters of 2009 and 2008, respectively.

Income Tax Expense

The Company recorded nominal income tax expense (recovery) during the third quarters of both 2009 and 2008.

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

The Company had $0.3 million of gross unrecognized tax benefits at October 4, 2009 and January 5, 2009, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB guidance ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

Discontinued Operations

As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations are separately reported for all periods presented. Loss from discontinued operations before disposal was $0.3 million in the third quarter of 2009, compared with $0.9 million in the same period of 2008. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond October 4, 2009 related to the transfer of business to Mexico.

Nine months ended October 4, 2009 compared with nine months ended September 28, 2008

The following table sets forth summarized operating results in millions of US$ for the periods ended:

	Nine months ended October 4, 2009		Nine months ended September 28, 2008		Change 2009 to 2008
	$	%	$	%	$	%
Revenue	$128.3	100.0%	$152.1	100.0%	$(23.8)	(15.6)%
Cost of sales	116.6	90.9%	138.3	90.9%	(21.7)	(15.7)%

Gross profit	11.7	9.1%	13.8	9.1%	(2.1)	(15.2)%
Selling, general and administrative expenses	9.4	7.3%	9.6	6.3%	(0.2)	(2.1)%
Restructuring charges	0.8	0.6%	0.4	0.3%	0.4	100.0%
Loss on extinguishment of debt	—	0.0%	0.6	0.4%	(0.6)	(100.0)%

Operating earnings	1.5	1.2%	3.2	2.1%	(1.7)	(53.1)%
Interest expense	1.3	1.0%	2.2	1.4%	(0.9)	(40.9)%

Earnings from continuing operations before income taxes	0.2	0.2%	1.0	0.7%	(0.8)	(80.0)%
Income tax expenses
Current	0.1	0.1%	0.2	0.1%	(0.1)	(50.0)%
Deferred	0.1	0.1%	—	0.0%	0.1	100.0%

	0.2	0.2%	0.2	0.1%	—	0.0%

Net loss from continuing operations	$—	0.0%	$0.8	0.6%	$(0.8)	(100.0)%

Loss from discontinued operations	(5.7)	(4.4)%	(6.5)	(4.3)%	0.8	12.3%
Net loss, also being comprehensive loss	$(5.7))	(4.4)%	$(5.7)	(3.7)%	$—	0.0%

Revenue

Revenue from continuing operations decreased $23.8 million, or 15.6%, from $152.1 million for the first nine months of 2008 to $128.3 million for the first nine months of 2009 as SMTC’s long standing customers’ end markets have been severely impacted by the global recession, significant inventory corrections and the impact of a ramp up of production to transition business to the China operation in 2008. These reductions were somewhat offset by new and ramping customer volumes, primarily from Crestron as its business began to ramp during the back half of 2008. The decline in revenue was not a result of any loss of customers.

The reclassification of the Boston facility as a discontinued operation resulted in the revenues of this business of $6.9 million in the first three quarters of 2009 being excluded from reported revenues, compared to $29.4 million in the first three quarters of 2008. The Company has disengaged with most customers in Boston whose production requirements were best suited for local supply. Certain customers were transitioned to Mexico.

During the first nine months of 2009, revenue from the industrial sector represented 78.6% of revenue compared to 77.7% of revenue for the first nine months of 2008. The percentage of sales attributable to the enterprise computing and networking sector and the communications sector were 13.5% and 7.9%, respectively, for the first nine months of 2009 compared with 11.0% and 11.3%, respectively, for the first nine months of 2008.

Revenue generated from the industrial sector decreased $17.3 million in the first nine months of 2009 compared to the first nine months of 2008 at $100.9 million and $118.2 million, respectively for the reasons cited above.

In both relative and absolute terms, the revenue generated from the communications sector in the first nine months declined. In absolute terms, revenue declined by $7.1 million from $17.2 million in the first nine months of 2008 to $10.1 million in the first nine months of 2009 largely due to a recessionary economy.

Revenue from the networking and enterprise computing sector increased slightly compared with the first nine months of 2008; $17.3 million for the first nine months of 2009 compared with $16.7 million in 2008. The percentage of revenue generated from the networking and enterprise computing sector in the first nine months of 2009 compared with the same period last year increased in relative terms due to a longstanding customer increasing orders year over year and the addition of one of our new customers to this category.

During the first nine months of 2009, we recorded approximately $1.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.9 million in the first nine months of 2008. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2009, the Company’s ten largest customers represented 92.2% of revenue from continuing operations compared with 93.4% for the same period last year. Revenue from our five largest customers during the first nine months of 2009 was $26.5 million, $22.5 million, $18.4 million, $17.0 million and $13.6 million, representing 20.7%, 17.5%, 14.3%, 13.3% and 10.6%, respectively, of total revenue from continuing operations for the period. This compares with revenue of $39.7 million, $33.0 million and $29.4 million, representing 26.1%, 21.7%, and 19.3%, respectively, of total revenue from continuing operations for the three largest customers of the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2009, 36.7% of our revenue from continuing operations was produced from operations in Mexico, 7.7% from the United States, 30.3% from Canada, and 25.3% from Asia. During the first nine months of 2008, 42.3% of our revenue was produced from operations in Mexico, 10.0% from the United States, 31.9% from Canada, and 15.8% from Asia. Operations in Asia were ramping in the first half of 2008 as this business was transitioned from Mexico to Asia.

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

Gross Profit

Gross profit decreased $2.1 million from $13.8 million, or 9.1% of revenue, for the first nine months of 2008 to $11.7 million, or 9.1% of revenue, for the first nine months of 2009. The decrease in the gross margin in the first nine months of 2009 is largely due to reduced revenue which has been somewhat mitigated by improved efficiency as a result of cost containment initiatives.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $0.2 million from $9.6 million, or 6.3% of revenue, for the first nine months of 2008 to $9.4 million, or 7.3% of revenue, for the first nine months of 2009. The decrease in 2009 is largely related to cost containment measures that were somewhat offset by higher legal and other professional fees.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

In the first nine months of 2009 the Company recorded restructuring charges of $0.8 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.

The Company recorded a restructuring recovery in the first quarter of 2008, consisting of a dividend of $0.2 million from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002. In the second quarter of 2008, the Company recorded a restructuring charge of $0.6 million, consisting of severance charges at our Chihuahua facility. The Company reduced approximately 250 full time and 100 temporary staff as a result of the planned movement of production to the Company’s China facility.

Loss on Extinguishment of Debt

Upon the early repayment of the Company’s existing term debt during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing costs related to these extinguished debt instruments of $0.6 million.

Interest Expense

Interest expense decreased $0.9 million from $2.2 million for the first nine months of 2008 to $1.3 million for the first nine months of 2009, resulting from reduced average debt levels and reduced interest rates due to market rate reductions and a recovery of interest from prior periods. Interest expense for the first nine months of 2009 includes amortization of deferred financing fees of $0.2 million, compared to $0.3 million in the first nine months of 2008. Excluding the amortization of deferred financing fees, and the reduction in interest expense related to the recovery, interest expense was $1.1 million for the first nine months of 2009 and $1.9 million for the first nine months of 2008. The weighted average interest rates with respect to the debt for the first nine months of 2009 and 2008 were 5.3% and 6.6%, respectively.

Income Tax Expense

During the first nine months of 2009, the Company recorded a net income tax expense of $0.2 million, compared with a net income tax expense of $0.2 million during the first nine months of 2008, related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation.

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

The Company had $0.3 million of gross unrecognized tax benefits at October 4, 2009 and January 5, 2009, which if recognized, would favorably impact the Company’s effective rate in future periods. The Company does not expect that any of the unrecognized tax benefits, which relate to uncertain tax positions, will decrease during the next twelve months.

Tax years 2001 to 2009 remain open for review by the tax authorities in Canada. Tax years 2003 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. FASB guidance ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

Discontinued Operations

In June 2009, the Company ceased manufacturing operations at its Boston, Massachusetts facility. The Company entered into an agreement with the landlord to terminate the existing lease and conducted a sale of plant equipment. As of July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations have been separately reported for all periods presented.

Loss from discontinued operations before disposal was $3.4 million in the first nine months of 2009, compared with $6.5 million in the same period of 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs.

The $2.4 million loss on disposal recorded in the nine months ended October 4, 2009 consists largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets. The Company expects to record further disposal costs in the remainder of fiscal 2009, consisting of salaries for remaining employees retained beyond October 4, 2009.

Liquidity

Net cash used in operating activities during the nine months ended October 4, 2009 was $3.3 million. The use of cash resulted from losses in Boston, a reduction in accounts payable, and an increase in accounts receivable, partially offset by a decrease in inventory and the gain on sale of property, plant and equipment in Boston. The decrease in accounts payable and inventory was due to reduced revenue levels. Accounts receivable days sales outstanding were 64 and 55 days for the nine months ended October 4, 2009 and September 28, 2008, largely impacted by timing of shipments at the end of the third quarter of 2009. Inventory turnover, on an annualized basis was 5.7 times for the nine months ended October 4, 2009 and compared to 4.5 times for the nine months ended September 28, 2008. Accounts payable days outstanding were 70 days at the end of the third quarter of 2009 compared to 80 days for the same period in 2008.

Net cash provided in financing activities during the nine months ended October 4, 2009 was $1.2 million and net cash used in the nine months ended September 28, 2008 was $2.7 million. During the nine months ended October 4, 2009, the Company’s net debt increased $2.6 million, while during the same period in 2008 the Company used $1.8 million for repayment of debt. Cash used in financing activities during the nine months ended October 4, 2009 included a $1.2 million repayment of capital lease obligations as a result of the disposition of property, plant and equipment in Boston.

Net cash used in investing activities during the nine months ended October 4, 2009 was $0.2 million compared to $0.7 million in the nine months ended September 28, 2008. During the nine months ended October 4, 2009, additions of property, plant and equipment of $1.0 million were partially offset by $0.8 million provided by proceeds on the disposition of property, plant and equipment in Boston while cash used in the nine months ended September 28, 2008 consisted of net additions of property, plant and equipment.

Aside from settling accrued liabilities, expected future cash outflows related to the disposal of the Boston discontinued operation will consist of salaries of a small number of employees retained beyond October 4, 2009. After the closure of the Boston site we expect to have positive future cash from operating activities as losses at this facility will have ceased. All accruals related to the disposal of the Boston facility are expected to be settled by the second quarter of 2010.

Capital Resources

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. The Company was in compliance with the required financial covenants as of October 4, 2009.

The Company is in the preliminary stages of negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company would not be in compliance with the fixed coverage charge for the quarter ended October 3, 2010. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

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

During the nine months ended October 4, 2009, there were no additions of property, plant and equipment acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended October 4, 2009 was 5.5%. At October 4, 2009, the interest rate on our U.S. revolving credit facility is 5.25% based on the U.S. prime rate; our U.S. term debt bore interest at 5.76% based on LIBOR and our Canadian term debt bore interest at 6.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 4, 2009. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of October 4, 2009.

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

Four of our largest customers represented 23.8%, 16.8%, 13.9% and 13.5% of total revenue from continuing operations for the three months ended October 4, 2009, respectively. For the third quarter of 2009, our top ten largest customers (which includes the four largest customers) collectively represented 95.0% of our total revenue from continuing operations. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 basis points. On August 4, 2009, the Company and its lenders agreed to extend the terms of this amendment a further quarter to July 10, 2010. The Company was in compliance with the covenants as of the end of the third quarter, accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. The Company is in the preliminary stages of negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the fixed coverage charge for the quarter ended October 3, 2010. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

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

Specifically, a lawsuit was brought against us and certain of our subsidiaries in the United States Bankruptcy Court for the Western District of Texas (Austin Division) by Ronald E. Ingalls, Chapter 7 Trustee, who claims that SMTC Manufacturing Corporation of Texas made fraudulent transfers of funds to certain subsidiaries of the Company despite having had reasonable cause to believe that it was insolvent. Management believes that the allegations in these claims are without merit and has defended and will continue to defend against them vigorously. This case was heard in March 2009 before the Honorable Craig A. Gargotta, U.S. Bankruptcy Judge. Judgment in favor of SMTC was issued by Judge Gargotta on September 11, 2009 with all claims dismissed. An appeal was filed and subsequently withdrawn by the plaintiff. There are no further appeals available.

In general, any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/S/ JOHN CALDWELL
Name:	John Caldwell
Title:	President and CEO

By	/S/ JANE TODD
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 12, 2009

EXHIBIT INDEX

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2009.