Form 10-K
period 2010-01-03
SMTC CORP
filed 2010-03-19
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $9.5 million on July 2, 2009, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on July 2, 2009, the last business day of the registrant’s most recently completed second quarter.

As of March 1, 2010, SMTC Corporation had 13,943,284 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 1, 2010, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 703,048 exchangeable shares outstanding, excluding 7,245,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. In 2008, we expanded our operations in Chihuahua, Mexico to offer low cost Enclosure Systems manufacturing capabilities previously performed in our Boston, Massachusetts operation. As a result of the challenging economy and the resulting reducing revenue, the Boston facility was closed at the end of the second quarter of 2009. Our San Jose, California operations specialize in printed circuit board assemblies, system integration and configuration and other related activities.

The Company has had a nine year manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. SMTC, through its subsidiary SMTC Asia Ltd., and Alco have a dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. This facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture service and distribute their products. EMS originated as primarily labor intensive functions were outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers, specializing in manufacturing and offering expertise.

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

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end-of-life phases. We believe that SMTC’s manufacturing services have the capabilities and innovation to reduce our customers’ product costs and time-to-market to improve competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

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

Enclosures and Precision Metal Fabrication.    SMTC uses premium grade sheet steel, stainless steel, and aluminum ensuring high quality. Technologically advanced equipment and processes enable SMTC to produce medium to complex product enclosures and metal parts while still achieving a low overall product cost. Our soft tooling approach minimizes upfront costs and provides flexibility to respond quickly to engineering changes.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 400,000 square feet of capacity, and more than 50 manufacturing and assembly lines, including a manufacturing relationship with Alco Electronics in China. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions and low volume product production as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer. Certain equipment is customer specific including computer controlled inventory carousels, high-speed SMT placement systems, customer specific x-ray, ICT or functional test, assembly and packing solutions.

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

Global Footprint:    SMTC offers the best strategic and operational footprint with four manufacturing / technology centers worldwide, approximately 400,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China.

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

Our design services capability optimizes product design for maximum performance, higher yields, and faster time-to-market., with the objective to assist our customers become more profitable and more competitive. SMTC provides access to an extensive range of design, value engineering and sustaining engineering services in addition to key process and test engineering capabilities. We support the customer in bringing products to market, enhancing and cost reducing current products and extending life cycle. Early in the product development cycle, SMTC’s design services assist customers in selecting the best architecture for their product based on unit and development cost targets, product functionality and time to market goals. SMTC helps customers develop detailed design specifications and test plans to ensure that their products are both designed and fully tested to their requirements prior to going into volume manufacturing.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is registered as a TL9000 facility and is ISO 13485 certified. Our San Jose facility is also ISO 13485 certified. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

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

Global Procurement and Supply Chain Management

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

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In fiscal 2009, we purchased approximately $135 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers such as supplier owned inventory and other SMTC supply chain velocity and flexibility programs. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition and an increase in inventory. Ultimately, however, our customers generally are responsible for all materials and goods manufactured on their behalf.

During fiscal 2009, no suppliers represented greater than 10% of our total purchases for the year. We believe that there is a sufficient availability of raw materials and supplies to serve our needs. However, some temporary supply chain challenges are expected as the economy improves.

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and computing, communications, consumer and medical markets.

Revenue in fiscal 2009 was attributed to the following industry sectors: 81% from industrial, 12% from networking and computing and 7% from communications. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

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

SMTC has achieved ISO 13485 certification at its Markham and San Jose facilities, and its Chihuahua facility is in the process of getting certification. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

Our Competition

The EMS industry is composed of numerous companies that provide a range of manufacturing services for OEMs, from printed circuit board assembly, to design, prototyping, final system assembly, configuration, order fulfillment, repair and aftermarket services. The EMS market consists of contract manufacturers, or CMs, and original design manufacturers, or ODMs. CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the mid-sized CM sector.

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues normally are greater than $1.5 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, or Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs may have annual revenues ranging from approximately $200 million up to $1.5 billion.

Regional /Tier 3: Usually focused in a sub-region, northeast USA for instance, typically with no low-cost facilities.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

SMTC competes against large contract manufacturers such as Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Benchmark Electronics Inc., and Plexus Corp., as well as numerous mid-size, regional and smaller EMS providers. Certain competitors have greater manufacturing, financial, research and development and marketing resources than SMTC.

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

SMTC Manufacturing Corporation of Texas (Texas)

SMTC Manufacturing Corporation of Wisconsin (Wisconsin)

SMTC Mex Holdings, Inc. (Delaware)

SMTC Nova Scotia Company (Nova Scotia, Canada)

SMTC R&D Teoranta (Ireland)

SMTC Teoranta (Ireland)

Our company’s present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, SMTC Teoranta, SMTC R&D Teoranta and Qualtron, Inc., became subsidiaries of HTM.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of January 3, 2010, we employed approximately 1,000 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of our training programs, to date we have not experienced difficulty in adequately staffing skilled employees.

As of January 3, 2010, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The financial markets have constricted in recent years.

If we attempt to obtain future financing or renegotiate our current financing, the constriction of the credit market could negatively impact our ability to obtain such financing. In addition, the constriction of the credit market could negatively impact certain of our customers, certain of their customers, and our suppliers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, or a decrease in supply of our inputs, which could result in a negative effect on our results of operations or they could result in customers having insufficient financing to support their business.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005 and in 2008 and 2009. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that such economic slowdown will have on it.

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

Five of our largest customers were, representing 21.9%, 15.9%, 15.7%, 13.9% and 10.4% of total revenue from continuing operations for the year ended January 3, 2010, respectively. For the fourth quarter of 2009, our top ten largest customers collectively represented 94% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

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

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous large domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI, Inc., Benchmark Electronics Inc. and Plexus Corp. In addition, we compete against numerous smaller competitors. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and supply chain function and adversely affected costs.

Any of these factors or a combination of these factors could have an adverse impact on our business, financial condition and results of operations.

We are dependent upon the electronics industry, which produces technologically advanced products with short life cycles.

Most of our customers are in the electronics industry, which is characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced downturns. A decline in the electronics industry would likely have an adverse impact on our business, financial condition and results of operations.

Consolidation in the electronics industry may adversely affect our business by increasing customer buying power or increasing competition.

Consolidation in the electronics industry among our competitors, our customers, or both may result in increasing or strengthening large electronics companies. The significant buying and market power of these companies may increase competitive pressures on us. In addition, if any of our large customers is acquired or merged with another provider of similar services, we may lose that customer’s business.

Shortages or price fluctuations of component parts specified by our customers could delay product shipment and affect our profitability.

A substantial portion of our revenue is derived from “turnkey” manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have an adverse impact on our business, financial condition and results of operations. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. Orders received from customers within component lead time, rapid increases in orders or lengthening of lead times by suppliers could cause a shortage of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

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

If our product or component is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve the claim. A successful product liability or product warranty claim could have a material adverse effect on our business and its results.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain executive officers and key personnel or attract qualified management in the future. In connection with our restructuring in 2009, we reduced our workforce by approximately 23%. If we receive a significant volume of new orders, we may have difficulty recruiting skilled workers back into our workforce to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

Risks particular to our international manufacturing operations could adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;

•	longer payment cycles and greater difficulty in collecting amounts receivable;

•	reduced credit and payment terms with vendors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	increases in duties and taxation;

•	imposition of restrictions on currency conversion or the transfer of funds; and

•	trade restrictions

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

Our design and manufacturing services offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

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

From time to time, we are involved in various legal proceedings.

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

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 to 300 basis points. On August 4, 2009, the Company and its lenders agreed to extend the terms of this amendment a further quarter to July 10, 2010. The Company was in compliance with the covenants as of the end of the fourth quarter, accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. The Company is negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge, not to exceed 1.25, will be reinstated. Based on the Company’s current projections, the Company may not be in compliance with the fixed coverage charge for the quarter ended January 2, 2011. If the Company is not able to successfully amend its financial covenants, the Company would be in violation of its credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company would be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

Our debt under the Wachovia EDC Facilities could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We are required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We are limited by restrictive covenants and the borrowing base formula in our credit arrangements in our borrowing of additional funds.

•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our Wachovia EDC Facilities. These covenants, applicable to specific twelve month rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a minimum fixed charge coverage ratio, (iii) a maximum total debt to EBITDA ratio, and (iv) maximum unfunded capital expenditures. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the Wachovia EDC Facilities.

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

Facilities

We conduct our operations within approximately 400,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Markham, Ontario	100,000	Leased
San Jose, California	75,000	Leased
Chihuahua, Mexico	225,000	Owned

In addition, SMTC has a third party agreement with Alco Electronics Ltd. in Chang An, China providing access to a 40,000 square foot facility designed around SMTC’s copy-exact model. During 2009, the Company closed its Boston, Massachusetts facility.

All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Organization for Standardization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing. In addition, SMTC achieved ISO 13485 certification at its Markham and San Jose facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices.

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended January 3, 2010 and January 4, 2009.

	Common Stock Price
	2009		2008
	High	Low	High	Low
First Quarter	$0.80	$0.23	$2.38	$1.16
Second Quarter	1.19	0.38	2.64	1.68
Third Quarter	0.95	0.64	2.25	1.15
Fourth Quarter	1.15	0.70	1.15	0.50

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index, a peer group chosen by the Company for fiscal 2009 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina-Sci Corporation, Sigmatron International Inc., and SMTC Corporation.

The total stockholder return assumes $100 invested on January 1, 2005 in Common Stock of the Company, the NASDAQ Composite Index and the Peer Group of companies that, like the Company, (i) are publicly traded, and (ii) are mid-to-large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of March 1, 2010, there were approximately 240 holders of record of the Company’s common stock.

As of March 1, 2010, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 13,943,284 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of March 1, 2010, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 703,048 exchangeable shares outstanding, excluding 7,245,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

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

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Years Ended
	December 31, 2005	December 31, 2006	December 31, 2007	January 4, 2009	January 3, 2010
Revenue	$157.7	$201.0	$201.0	$206.9	$179.5
Cost of sales	143.4	179.0	180.7	188.5	162.0

Gross profit	14.3	22.0	20.3	18.4	17.5
Selling, general and administrative expenses	11.7	13.5	12.6	12.9	12.7
Restructuring (a)
Restructuring (recoveries) charges	0.1	(1.4)	0.2	0.5	0.8
Gain on sale of assets	—	(1.2)	—	—	—
Loss on extinguishment of debt	—	—	0.4	0.6	—
Other expenses (recoveries) (b)	—	0.8	—	(0.2)	—

Operating earnings	2.5	10.3	7.1	4.6	4.0
Interest expense	4.6	5.4	5.5	2.9	2.0

Earnings (loss) before income taxes and discontinued operations	(2.1)	4.9	1.6	1.7	2.0
Income tax expense (recovery)	(0.6)	(2.0)	(1.3)	0.1	(0.3)

Earnings (loss) from continuing operations	(1.5)	6.9	2.9	1.6	2.3
Earnings (loss) from discontinued operations (c)	1.4	3.6	(0.2)	(7.5)	(5.9)

Net earnings (loss), also being comprehensive income (loss)	$(0.1)	$10.5	$2.7	$(5.9)	$(3.6)

Basic earnings (loss) per share
Basic earnings (loss) per share from continuing operations	$(0.11)	$0.47	$0.19	$0.11	$0.16
Basic earnings (loss) per share from discontinued operations	0.10	0.24	(0.01)	(0.51)	(0.41)

Basic earnings (loss) per common share	$(0.01)	$0.71	$0.18	$(0.40)	$(0.25)

Diluted earnings (loss) per share
Diluted earnings (loss) per share from continuing operations	$(0.11)	$0.47	$0.19	$0.11	$0.16
Diluted earnings (loss) per share from discontinued operations	0.10	0.24	(0.01)	(0.51)	(0.41)

Diluted earnings (loss) per common share	$(0.01)	$0.71	$0.18	$(0.40)	$(0.25)

Weighted average number of shares outstanding
Basic	14.6	14.6	14.6	14.6	14.6
Diluted	14.7	14.9	15.0	14.8	14.6

(a)	2005 Charges:

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

2006 Net recoveries:

During 2006, the Company recorded net restructuring recoveries of $1.4 million consisting of a $1.8 million recovery resulting from a change in previously estimated amounts to be paid under the 2002 Plan and additional charges of $0.4 million under a plan initiated in 2006 related to the restructuring of management roles. The Company also recorded a $1.2 million gain on sale of an asset previously written down under the 2002 Plan.

2007 Charges:

During 2007, the Company recorded net restructuring charges of $0.2 million consisting of severance charges related to the 2007 Plan.

Fiscal 2008 Charges:

During the period ended January 4, 2009, the Company recorded restructuring charges consisting of severances of $0.7 million relating to the 2008 Plan, partially offset by proceeds of liquidation pertaining to assets written off under the 2002 Plan, of $0.2 million.

Fiscal 2009 Charges:

During 2009, the Company recorded net restructuring charges of $0.8 million consisting of severance charges related to the 2009 Plan.

(b)	Beginning in 2005 and through the first three quarters of 2006, the Company incurred advisory fees related to a strategic initiative the Company did not pursue.

In Fiscal 2008, the company recorded an unrealized gain on derivative instruments of $0.2 million.

(c)	Discontinued operations:

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Years Ended
	December 31, 2005	December 31, 2006	December 31, 2007	January 4, 2009	January 3, 2010
Cash	$—	$—	$0.2	$2.6	$1.6
Working capital	9.6	17.4	21.8	20.8	24.3
Total assets	90.0	115.9	94.8	87.3	93.6
Long term debt, including current maturities	28.5	41.0	21.0	18.7	25.7
Shareholders’ equity	14.0	23.9	26.8	21.3	18.3
Capital expenditures	2.5	4.4	2.5	2.8	1.0
Cash flows provided by (used in) operating activities	9.5	(9.5)	24.7	7.1	(6.3)
Cash flows provided by (used in) financing activities	(8.0)	10.5	(22.6)	(3.6)	5.5
Cash flows provided by (used in) investing activities	(1.5)	(1.0)	(1.9)	(1.1)	(0.2)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended January 3, 2010. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended January 4, 2009 and January 3, 2010. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Mar 30, 2008	June 29, 2008	Sept 28, 2008	Jan 4, 2009	Apr 5, 2009	July 5, 2009	Oct 4, 2009	Jan 3, 2010
Revenue	$44.2	$54.3	$53.1	$55.3	$44.9	$39.2	$44.2	$51.2
Gross profit	4.0	4.5	5.3	4.8	3.9	4.0	3.7	5.9
Earnings (loss) from continuing operations	0.4	(0.7)	1.0	1.0	(0.9)	0.4	0.5	2.4
Loss from discontinued operations	(0.0)	(5.6)	(0.9)	(1.1)	(1.6)	(3.8)	(0.3)	(0.2)
Net earnings (loss)	0.4	(6.3)	0.1	(0.1)	(2.5)	(3.4)	0.2	2.2
Earnings (loss) per share from continuing operations—basic	$0.03	$(0.05)	$0.07	$0.07	$(0.06)	$0.03	$0.03	$0.16
Loss per share from discontinued operations—basic	$0.00	$(0.38)	$(0.06)	$(0.08)	$(0.11)	$(0.26)	$(0.02)	$(0.02)
Earnings (loss) per share from continuing operations—diluted	$0.03	$(0.05)	$0.07	$0.07	$(0.06)	$0.03	$0.03	$0.16
Loss per share from discontinued operations—diluted	$0.00	$(0.38)	$(0.06)	$(0.08)	$(0.11)	$(0.26)	$(0.02)	$(0.02)
Weighted average number of shares outstanding—basic	14.6	14.6	14.6	14.6	14.6	14.6	14.6	14.6
Weighted average number of shares outstanding—diluted	14.7	14.6	14.7	14.6	14.6	14.6	14.6	14.6

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Developments in the year ended January 3, 2010

In the wake of the worst recession in over 30 years, in 2009 the Company’s customer end markets contracted resulting in significantly reduced orders and revenue for SMTC, particularly in the first half of the year. In anticipation of lower revenue, the Company initiated significant cost reductions and restructuring activities for its continuing business to remain profitable. The second quarter proved to be the low point for SMTC in the economic cycle with revenues improving sequentially in each of the following two quarters by 13% and 16%, respectively. At $51.2 million, revenues in the fourth quarter approached more normal levels for the Company. As a result of cost reductions and restructuring, the Company was able to improve profit margins from continuing operations in 2009 compared to 2008, despite the strengthening of the Canadian dollar and the economically driven reduction in revenues.

In anticipation of lower revenue early in 2009, the Company launched a capacity and cost reduction plan that contained both strategic and tactical elements. Largely due to customer specific issues, the Enclosures Systems division experienced revenue erosion through the latter part of 2008 that was exacerbated by the economic slowdown. This revenue decline resulted in significant overcapacity at the Boston site and continuing operational losses. It became clear that not only did capacity have to be reduced, from a strategic perspective, the Company needed to house the enclosures and large scale systems integration capability in a single facility in a lower cost region. Accordingly, the Company built such capability at its largest site in Chihuahua, Mexico. With the economic downturn and unsatisfactory financial results, in the first quarter the Company announced the planned closure of the Boston site, which subsequently closed at the end of June. While certain customers transitioned to Mexico, the majority of Boston customers had production requirements which were more suited to local supply, and consequently disengaged with the Company.

In addition, the Company implemented a staff reduction plan that lowered overall headcount by 23% and initiated other cost containment measures, bringing its quarterly break-even revenue level to approximately $40 million.

Also, in the first quarter of 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates increased by 200 to 300 basis points. In the second quarter of 2009, the Company signed an amendment with its lenders to extend through the second quarter of 2010 the revised EBITDA and leverage covenants. The Company was in compliance with the required financial covenants as of January 3, 2010. The Company is negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the fixed coverage charge for the quarter ended January 2, 2011. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

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

The consolidated financial statements of SMTC are prepared in accordance with US GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	December 31, 2007	January 4, 2009	January 3, 2010
Revenue	100.0%	100.0%	100.0%
Cost of sales	89.9%	91.1%	90.2%

Gross profit	10.1%	8.9%	9.8%
Selling, general and administrative expenses	6.3%	6.2%	7.1%
Restructuring charges	0.1%	0.2%	0.4%
Loss on extinguishment of debt	0.2%	0.3%	—
Other recoveries	—	(0.1)%	—

Operating earnings	3.5%	2.3%	2.2%
Interest expense	2.7%	1.4%	1.1%

Earnings from continuing operations before income taxes	0.8%	0.9%	1.1%
Income tax (recovery) expense
Current	(0.6)%	0.1%	(0.3)%
Deferred	—	—	0.1%

	(0.6)%	—	(0.2)%

Net earnings from continuing operations	1.4%	0.8%	1.3%
Loss from discontinued operations	(0.1)%	(3.6)%	(3.3)%

Net earnings (loss)	1.3%	(2.8)%	(2.0)%

Fiscal period ended January 3, 2010 compared to the fiscal period ended January 4, 2009

Revenue

Revenue decreased $27.4 million, or 13.2%, from $206.9 million for the period ended January 4, 2009 (“fiscal 2008”) to $179.5 million for the period ended January 3, 2010 (“fiscal 2009”). The decrease in revenue was primarily due to the impact of the recession on all of SMTC’s longstanding customers as all but one customer, experienced a decrease in demand in 2009 compared to 2008. Somewhat offsetting these reductions, newer customers and customers for which we are ramping as a result of increased share of business generated an increase of approximately $22 million in revenue for fiscal 2009.

The reclassification of the Boston facility as a discontinued operation resulted in the revenues of this business of $7.0 million in 2009 being excluded from reported revenues, compared to $35.8 million in 2008. The Company has disengaged with most customers in Boston whose production requirements were best suited for local supply. Certain customers were transitioned to Mexico. Those customers transitioned to Mexico continued to be impacted by the economy through 2009.

During fiscal 2009, revenue from the industrial sector represented 80.7% of revenue compared to 78.1% of revenue in 2008. The modest increase in the percentage of revenue generated from the industrial sector in fiscal 2009 compared to 2008 is due to the net growth in revenue driven by a ramping customer for which SMTC has greater share of their business, new customers and a longstanding customer experiencing growth. The percentage of sales attributable to the networking and enterprise computing sector was 11.6% during fiscal 2009, increased from 10.7% during 2008 however a reduction in absolute dollars was experienced as the segment was impacted by the recession. The percent increase was driven by two newer customers. The percentage of sales attributable to the communications sector decreased to 7.7% during fiscal 2009 from 11.2% during 2008 due to various market driven reductions and a 2008 disengagement.

During fiscal 2009, we recorded approximately $1.3 million of sales of raw materials inventory to customers, which carried no margin, compared to $4.2 million in 2008. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 91.8% of revenue from continuing operations during fiscal 2009, compared to 93.4% in 2008. Revenue from our five largest customers during fiscal 2009 was $39.2 million, $28.6 million, $28.2 million, $24.9 million and $18.7 million, representing 21.9%, 15.9%, 15.7%, 13.9% and 10.4%, of revenue from continuing operations for fiscal 2009, respectively. This compares with revenue of $48.2 million, $44.0 million and $40.9 million, representing 23.3%, 21.3% and 19.8% of revenue from continuing operations for the three largest customers of 2008, respectively. No other customers represented more than 10% of revenue in either year.

During 2009, 38.6% of our revenue from continuing operations was attributable to our operations in Mexico, 27.3% in Canada, 26.4% in Asia and 7.7% in the US. During 2008, 40.1% of our revenue from continuing operations was attributable to our operations in Mexico, 33.1% in Canada, 18.3% in Asia and 8.5% in the US. The decrease in Canada and increase in Asia was a result of production transferring to our lower cost facilities, some of which started late in 2008.

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

Gross Profit

Gross profit as a percentage of revenue improved from 8.9% in fiscal 2008 compared to 9.8% in fiscal 2009, but decreased in absolute terms from $18.5 million in fiscal 2008 to $17.6 million for fiscal 2009 as a result of the reduction in volume arising from the effect of the recession. The improvement in gross profit as a percentage of revenue was primarily due to cost reduction initiatives and the resulting improved efficiency, despite the negative impact of the economy on volume of business and the resulting impact on ability to cover fixed costs, as well as the negative impact of the strengthening Canadian dollar.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased slightly from $12.9 million in 2008 to $12.8 million in 2009, but increased as a percentage of revenue to 7.1% for fiscal 2009 from 6.2% of revenue for 2008; the result of the reduction in revenue. While significant cost reductions were made in 2009, the negative impact of the strengthening Canadian dollar and an increase in non-cash stock based compensation offset these improvements.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During 2009 the Company recorded restructuring charges of $0.8 million, consisting largely of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.

During fiscal 2008, the Company implemented restructuring activities as a result of the transfer of production from the Chihuahua facility to the Company’s China operation. Termination payments of $0.7 million were recorded as restructuring charges and were paid during the year. In addition, the Company recorded a restructuring recovery of $0.2 million consisting of a dividend from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002.

Loss on extinguishment of debt

Upon the early repayment of the Company’s pre-existing term debt with Garrison during the third quarter of 2008, the Company recorded a non-cash charge of $0.6 million for the remaining unamortized deferred financing assets related to this extinguished debt.

Other Income

During the period ended January 4, 2009, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3.6 million were outstanding, which were settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized into earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $0.2 million which was included in other recoveries in the statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach by reference to quoted prices in active markets for identical assets. The realized gain recognized on these contracts during was $0.1 million.

Interest Expense

Interest expense decreased by $0.9 million from $2.9 million in fiscal 2008 to $2.0 million in fiscal 2009. Included in interest expense is amortization of deferred financing fees of $0.3 million in fiscal 2009, compared to $0.4 million in fiscal 2008.

Interest expense directly related to debt, excluding the amortization of deferred financing fees and the reduction in interest expense relating to the amortization of the value of cancelled warrants, decreased by $0.8 million, from $2.5 million for 2008, to $1.7 million for 2009 due to lower average debt balances outstanding and lower interest rates in fiscal 2009 as compared to 2008 due to the general decrease in applicable interest rates and reduced rates at the time of the August 2008 refinancing. The weighted average interest rates with respect to the debt were 6.7% and 5.4%, for the periods ended January 4, 2009 and January 3, 2010, respectively.

Income Tax Expense

The net tax recovery for 2009 of $0.3 million is due to a $0.5 million recovery of certain minimum taxes previously paid as a result of changes in tax legislation, offset by minimum taxes in Mexico, compared with a net income tax expense of $0.1 million in 2008, related to minimum taxes in certain jurisdictions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative e evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

At January 3, 2010, the Company had total net operating loss carry forwards of $113.1 million, of which $10.3 million will expire in 2010, $1.3 million will expire in 2012, $4.2 million will expire in 2014, $1.8 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and 2020, $19.2 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2025 and 2029.

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

Loss from discontinued operations before disposal was $3.6 million in 2009, compared with $7.5 million in 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs.

The $2.4 million loss on disposal recorded in 2009 consists largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of plant equipment. The Company does not expect to record further disposal costs in 2010.

Fiscal period ended January 4, 2009 compared to the year ended December 31, 2007

Revenue

Revenue increased $5.9 million, or 2.9%, from $201.0 million for the year ended December 31, 2007 to $206.9 million for the period ended January 4, 2009. Newer customers generated an increase of over $10 million in revenue for fiscal 2008 and three of our larger customers generated year over year increases. The increases experienced with these larger customers were due to a mix of improved end market penetration, end market growth and an increase in our share of business, somewhat offset by reductions in pricing as production for certain of these customers moved to lower cost regions.

During fiscal 2008, revenue from the industrial sector represented 78.1% of revenue compared to 71.9% of revenue in 2007. The increase in the percentage of revenue generated from the industrial sector in fiscal 2008 compared to 2007 is due to the growth in revenue from three of our larger customers, somewhat offset by a customer negatively impacted by the downturn in the semi conductor capital equipment sector. The percentage of sales attributable to the networking and enterprise computing sector was 10.7% during fiscal 2008, a decrease compared to 13.0% during 2007. The percentage of sales attributable to the communications sector decreased to 11.2% during fiscal 2008 from 15.1% during 2007 due to various reductions our customer experiencing end market challenges relating to the construction segment and 2007 disengagements, somewhat offset by new customer revenue.

During fiscal 2008, we recorded approximately $4.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $2.5 million in 2007. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 93.4% of revenue during fiscal 2008, compared to 90.9% in 2007. Revenue from our three largest customers during fiscal 2008 was $48.2 million, $44.0 million and $40.9 million, representing 23.3%, 21.3% and 19.8%, respectively, of revenue from continuing operations for fiscal 2008. This compares with revenues of $48.8 million, $37.3 million and $36.4 million, representing 24.3%, 18.6% and 18.1%, respectively, of revenue from continuing operations for 2007. No other customers represented more than 10% of revenue in either year.

During 2008, 40.1% of our revenue from continuing operations was attributable to our operations in Mexico, 33.1% in Canada, 18.3% in Asia and 8.5% in the US. During 2007, 54.2% of our revenue from continuing operations was attributable to our operations in Mexico, 30.2% in Canada and 15.6% in the U.S. The decrease in Mexico and increase in Asia was a result of production transferring to our lower cost new Asian operation.

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

Gross Profit

Gross profit decreased from $20.3 million, or 10.1% of revenue, for 2007 to $18.5 million, or 8.9% of revenue, for fiscal 2008. This decrease in gross profit is largely due to higher factory overhead, higher parts sales with no margin and the impact on margins of production transferred to Asia, all somewhat offset by improved direct labor efficiency over 2007, including improved foreign exchange.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million during fiscal 2008 to $12.9 million from $12.6 million in 2007, but decreased as a percentage of revenue to 6.2% for fiscal 2008 from 6.3% of revenue for 2007; the result of the increase in revenue.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring and Other Charges

During fiscal 2008, the Company implemented restructuring activities as a result of the transfer of production from the Chihuahua facility to the Company’s China facility. Termination payments of $0.7 million were recorded as restructuring charges and were paid during the year. In addition, the Company recorded a restructuring recovery of $0.2 million consisting of a dividend from the liquidation of the Company’s Donegal, Ireland facility, which was initiated under the Company’s restructuring plan of 2002.

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

Other Recoveries

During the period ended January 4, 2009, the Company entered into forward foreign exchange contracts to reduce our exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first quarter of fiscal 2009. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3.6 million were outstanding, which were settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized into earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $0.2 million which was included in other recoveries in the statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach by reference to quoted prices in active markets for identical assets.

Interest Expense

Interest expense decreased by $2.7 million from $5.6 million in 2007 to $2.9 million in fiscal 2008. Included in interest expense is amortization of deferred financing fees of $0.4 million in fiscal 2008, which decreased by $0.9 million from 2007 as a result of the write off of financing fees related to the previous Garrison term debt incurred upon debt restructuring during fiscal 2008. Interest expense in 2007 was also offset by a reduction in interest expense of $0.2 million for amortization of the value of the cancelled warrants.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

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

Loss from discontinued operations before disposal was $7.5 million in 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs, compared with a loss of $0.2 million in 2007.

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

The following table outlines the summary level cash flow changes for:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Cash provided by (used in):
Operating activities	$24.7	$7.1	$(6.3)
Financing activities	(22.6)	(3.6)	5.5
Investing activities	(1.9)	(1.1)	(0.2)

Increase (decrease) in cash and cash equivalents	0.2	2.4	(1.0)

Cash, beginning of year	—	0.2	2.6

Cash, end of the year	$0.2	$2.6	$1.6

Fiscal 2009 Liquidity:

Net cash used in operating activities for fiscal 2009 was $6.3 million. The use of cash resulted from losses in the Boston discontinued operation, increases in accounts receivable, inventories and prepaid expenses, a decrease in accrued liabilities, offset by an increase in accounts payable. Accounts receivable days sales outstanding were 67 days for the fourth quarter of 2009 compared to 46 days for the same period in 2008 largely due to payments received immediately after year end that were expected within the year. Inventory turnover on an annualized basis was 4.9 times for 2009 and 5.8 times for 2008. Inventory is currently being impacted by a constrained supply chain as vendors are struggling to meet increased demand across the industry. In addition, a newer customer converted production from the consignment model to turnkey resulting in the Company taking ownership of approximately $3 million in inventory with offsetting accounts payable. Accounts payable days outstanding were 84 days for the fourth quarter of 2009 compared to 64 days for the same period in 2008. During 2009 the Company paid $0.8 million in connection with restructuring charges, compared to $0.5 million in 2008.

Net cash provided by financing activities during fiscal 2009 was $5.5 million, consisting of net borrowings of $9.7 million from the revolving credit facility, repayments of term debt of $2.7 million, repayment of capital leases of $1.3 million and $0.2 million in financing fees incurred in refinancing the Company’s credit facilities.

Net cash used in investing activities for fiscal 2009 of $1.0 million consisted of purchases of equipment, partially offset by $0.8 million provided from proceeds from the disposition of property, plant and equipment in Boston.

All accruals related to the disposal of the Boston facility are expected to be settled by the second quarter of 2010.

Fiscal 2008 Liquidity:

Net cash generated by operating activities for fiscal 2008 was $7.1 million. The source of cash was the result of decreased working capital requirements of $3.8 million and cash provided by operating activities before non cash working capital of $3.3 million broken down primarily as follows: an increase in cash related to non-cash depreciation of $3.3 million, an increase in cash related to non-cash asset impairment of $4.9 million, an increase in cash related to a non-cash loss on extinguishment of debt of $0.6 million, an increase in cash related to non-cash interest of $0.4 million and a net loss of $5.9 million. Cash provided by working capital of $3.8 million primarily consisted of a decrease in accounts receivable of $10.2 million, offset by an increase in inventories and prepaid expenses of $5.9 million and $0.3 million, respectively. Accounts receivable days sales outstanding were 46 days for the fourth quarter of 2008 compared to 53 days for the same period in 2007 reflecting improved collection experience. Inventory turnover on an annualized basis was 5.8 times for 2008 and 7.8 times for 2007. Inventory had increased $5.9 million in the year, largely as a result of the ramp of new customer business in the fourth quarter of fiscal 2008. Accounts payable days outstanding were 64 days for the fourth quarter of 2008 compared to 56 days for the same period in 2007. During 2008 the Company paid $0.5 million in connection with restructuring charges, compared to $0.2 million in 2007.

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

Capital Resources

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rates were increased by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. The Company was in compliance with the required financial covenants as of January 3, 2010.

The Company is negotiating revised financial covenants for the remainder of 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge, not to exceed 1.25, will be reinstated. Based on the Company’s current projections, the Company may not be in compliance with the fixed coverage charge for the quarter ended January 2, 2011. If the Company is not able to successfully amend its financial covenants, the Company would be in violation of its credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company would be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

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

During 2009, there were no additions of property, plant and equipment acquired via capital leases.

As at January 3, 2010, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2010	2011	2012	2013	2014	Thereafter	Total
Long term debt	$5.0	$3.3	$17.4	$—	$—	$—	$25.7
Capital lease obligations	0.8	0.6	—	—	—	—	1.4
Operating lease obligations	1.0	0.9	0.6	—	—	—	2.5
Purchase obligations	0.2	—	—	—	—	—	0.2

Total	$7.0	$4.8	$18.0	$—	$—	$—	$29.8

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

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with subtopic 10 of ASC 360, “Property, Plant and Equipment”. Under ASC 360-10 assets must be classified as either held-for-use or held-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets held-for-sale, an impairment loss is recognized when the carrying amount exceeds fair value less costs to sell.

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada and the United States is appropriate.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended January 3, 2010 was 5.4%. At January 3, 2010 the interest rate on our U.S. revolving credit facility is 5.25% based on the U.S. prime rate, our term debt bore interest at 5.7% based on LIBOR and our Canadian term debt bore interest at 6.3% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of January 3, 2010, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

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

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and Compensation Discussion and Analysis in the proxy statement for use in connection with the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 as of January 3, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	1,937,440	$1.72	14,517	(1)(2)
Equity compensation plans not approved by shareholders:	—	$—	—
Total	1,937,440	$1.72	14,517

Notes:

(1)	Pursuant to the terms of the Amended 2000 Plan, the number of shares of Stock that may be issued under Awards granted under the Amended 2000 Plan (including Stock that may be issued on the exchange of Exchangeable Shares issuable under Awards) shall not exceed (A) 1,800,000 plus (B) as of the first day of each fiscal year (commencing with the fiscal year beginning in 2008) of the Company during the life of the Plan, an additional number of shares determined by the Board but not to exceed 1% of the total number of shares of Stock actually outstanding on such date. Notwithstanding the preceding sentence, no more than 1,700,000 shares of Stock may be delivered in satisfaction of any ISOs awarded under the Amended 2000 Plan.
(2)	The number of Exchangeable Shares that may be issued under Awards granted under the Amended 2000 Plan shall not exceed 750,000.

Item 13:	Certain Relationships and Related Transactions and Director Independence

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	December 31, 2007	January 4, 2009	January 3, 2010
Balance, beginning of year	(1,015)	(713)	(505)
Recovery (charge) to expense	49	177	(53)
Written off	253	31	—

Balance, end of year	(713)	(505)	(558)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.1.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (29).

3.1.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009 (31).

3.2	Amended and Restated By-Laws. (28)

Exhibit #	Description
3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (12)

10.1.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.1.3) (17)

10.1.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.2.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (12)

10.2.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (17)

10.2.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.2.4	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (20)

10.2.5	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (20)

10.2.6	Third Amending Agreement dated as of June 12, 2006 by and among Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (22)

10.2.7	Third Amending Agreement dated as of June 12, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (22)

Exhibit #	Description
10.2.8	Letter Agreement effective as of August 2, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (23)

10.2.9	Letter Agreement effective as of August 2, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (23)

10.2.10	Fourth Amending Agreement dated as of September 20, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.2.11	Fourth Amending Agreement dated as of September 20, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (24)

10.3	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (11)

10.4	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (11)

10.5	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.6	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.8	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.9	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.10	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts. (19)

10.11	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.12	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (12)

10.13	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.14	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (12)

10.15	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (12)

10.16	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (12)

10.17	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.18	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (12)

10.19	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

Exhibit #	Description
10.20	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (12)

10.21	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.22	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.23	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (12)

10.24	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.25	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.26	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (13)*

10.27	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (14)

10.28	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (14)

10.29	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (15)

10.30	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (16)*

10.31	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (16)*

10.32	Summary of Board Compensation. (25)

10.33	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.34	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne. (25)*

10.35	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge. (25)*

10.36	Employment Summary Sheet dated as of December 14, 2005 for Don Simpson. (21)*

10.37	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.38	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

Exhibit #	Description
10.39	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (26)

10.40	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (26)

10.41	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (27)

10.42	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007. (26)

10.43	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007. (26)

10.44	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007. (26)

10.45	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007. (26)

10.46	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007. (26)

10.47	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007. (26)

10.48	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (26)

10.49	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.50	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.51	Second Amended and Restated U.S. Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, and SMTC Mex Holdings, Inc. (28)

10.52	Second Amended and Restated Canadian Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Canada), and SMTC Manufacturing Corporation of Canada. (28)

10.53	Amending Agreement dated August 7, 2008. (28)

10.54	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (30)

10.55	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (30)

10.56	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

Exhibit #	Description
10.57	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

10.58	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.59	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.

(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007 filed on May 16, 2007 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (File No. 0-31051) and incorporated by reference herein.
(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008 filed on August 13, 2008 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(30)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 4, 2009 filed on April 6, 2009 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell President and Chief Executive Officer

Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2010

/S/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2010

/S/ THOMAS COWAN Thomas Cowan	Director	March 19, 2010

/S/ JOHN MARINUCCI John Marinucci	Director	March 19, 2010

/S/ WAYNE MCLEOD Wayne McLeod	Director	March 19, 2010

/S/ DAVID SANDBERG David Sandberg	Director	March 19, 2010

/S/ ALEX WALKER Alex Walker	Director	March 19, 2010

EXHIBIT INDEX

Exhibit Number	Document

10.56	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.57	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

10.58	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.59	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 19, 2010.

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 4, 2009 and January 3, 2010	F-3

Consolidated Statements of Operations and Comprehensive Income for the year ended December  31, 2007 and for the periods from January 1, 2008 to January 4, 2009 and from January 5, 2009 to January 3, 2010

F-4
Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2007 and for the periods from January 1, 2008 to January 4, 2009 and from January 5, 2009 to January 3, 2010	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the periods from January 1, 2008 to January 4, 2009 and from January 5, 2009 to January 3, 2010	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation (the “Company”) (and subsidiaries) as of January 4, 2009 and January 3, 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 and the periods from January 1, 2008 to January 4, 2009 and from January 5, 2009 to January 3, 2010. In connection with our audits, we also have audited the related financial statement schedule appearing in the annual report on Form 10-K for the fiscal year ended January 3, 2010. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of January 4, 2009 and January 3, 2010 and the results of their operations and their cash flows for the year ended December 31, 2007 and the periods from January 1, 2008 to January 4, 2009 and from January 5, 2009 to January 3, 2010 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 (xxi)(e), the Company adopted new guidance under subtopic 40 of Accounting Standards Codification 815 on determining whether an instrument (or embedded feature) is indexed to its own stock during the period from January 5, 2009 to January 3, 2010.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 19, 2010

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	January 4, 2009	January 3, 2010
Assets
Current assets:
Cash	$2,623	$1,589
Accounts receivable—net (note 3)	28,648	37,688
Inventories (note 3)	36,823	37,026
Prepaid expenses	1,203	2,122

	69,297	78,425
Property, plant and equipment—net (note 3)	16,743	14,266
Deferred financing costs (note 3)	786	627
Deferred income taxes (note 10)	479	290

	$87,305	$93,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,209	$41,589
Accrued liabilities (note 3)	6,909	6,218
Income taxes payable	504	540
Current portion of long-term debt (note 4)	2,738	5,013
Current portion of capital lease obligations (note 4)	1,101	789

	48,461	54,149
Long-term debt (note 4)	15,943	20,666
Capital lease obligations (note 4)	1,587	543
Commitments and contingencies (note 14)

Shareholders’ equity:
Capital stock (note 5)	7,456	7,093
Warrants (note 2, 5)	10,372	—
Additional paid-in capital	249,655	253,304
Deficit	(246,169)	(242,147)

	21,314	18,250

	$87,305	$93,608

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended December 31, 2007	Period from January 1, 2008 to January 4, 2009	Period from January 5, 2009 to January 3, 2010
Revenue	$200,977	$206,879	$179,509
Cost of sales	180,705	188,419	161,951

Gross profit	20,272	18,460	17,558
Selling, general and administrative expenses	12,581	12,892	12,767
Restructuring charges (note 7)	225	493	783
Loss on extinguishment of debt (note 8)	371	613	—
Other recoveries (note 9)	—	(185)	—

Operating earnings	7,095	4,647	4,008
Interest expense (note 3)	5,564	2,914	1,960

Earnings from continuing operations before income taxes	1,531	1,733	2,048
Income tax (recovery) expense (note 10)
Current	(1,391)	113	(498)
Deferred	74	4	189

	(1,317)	117	(309)

Net earnings from continuing operations	2,848	1,616	2,357
Net loss from discontinued operations (note 11)	(176)	(7,511)	(5,952)

Net earnings (loss), also being comprehensive income (loss)	$2,672	$(5,895)	$(3,595)

Basic earnings (loss) per share (note 12)
—continuing operations	$0.19	$0.11	$0.16
—discontinued operations	$(0.01)	$(0.51)	$(0.41)

Basic earnings (loss) per share	$0.18	$(0.40)	$(0.25)
Diluted earnings (loss) per share
—continuing operations	$0.19	$0.11	$0.16
—discontinued operations	$(0.01)	$(0.51)	$(0.41)

Diluted earnings (loss) per share	$0.18	$(0.40)	$(0.25)
Weighted average number of shares outstanding
Basic	14,646,333	14,646,333	14,646,333
Diluted	14,959,978	14,798,731	14,646,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2006	$11,969	$10,372	$244,496	$(242,946)	$23,891

Conversion of shares from exchangeable to common stock	(4,115)	—	4,115	—	—
Stock-based compensation	—	—	272	—	272
Net earnings for the period	—	—	—	2,672	2,672

Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835

Conversion of shares from exchangeable to common stock	(398)	—	398	—	—
Stock-based compensation	—	—	374	—	374
Net loss for the period	—	—	—	(5,895)	(5,895)

Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314

Cumulative effect of change in accounting principle—January 5, 2009 reclassification of warrants to opening deficit (note 5)	—	(7,617)	—	7,617	—
Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Conversion of shares from exchangeable to common stock	(363)	—	363	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Stock-based compensation	—	—	531	—	531
Net loss for the period	—	—	—	(3,595)	(3,595)

Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2007	Period from January 1, 2008 to January 4, 2009	Period from January 5, 2009 to January 3, 2010
Cash provided by (used in):

Operations:
Net earnings (loss)	$2,672	$(5,895)	$(3,595)
Items not involving cash:
Depreciation	4,970	3,302	2,877
Impairment of property, plant and equipment	—	4,921	—
Gain on disposition of property, plant and equipment	(24)	—	(224)
Unrealized gain on derivative instrument	—	(185)	—
Deferred income taxes	74	4	189
Non-cash interest	1,593	352	310
Stock-based compensation (note 6)	(26)	133	582
Loss on extinguishment of debt	269	613	—
Other	—	100	—
Change in non-cash operating working capital:
Accounts receivable	6,502	10,195	(9,040)
Inventories	11,972	(5,944)	(203)
Prepaid expenses	340	(263)	(919)
Income taxes payable	(1,375)	(100)	36
Accounts payable	442	37	4,380
Accrued liabilities	(2,683)	(162)	(706)

	24,726	7,108	(6,313)

Financing:
Increase in long-term debt	21,500	13,800	9,736
Repayment of long-term debt	(42,106)	(16,103)	(2,738)
Principal payment of capital lease obligations	(653)	(908)	(1,356)
Debt issuance and deferred financing costs	(1,409)	(395)	(151)

	(22,668)	(3,606)	5,491

Investment:
Purchase of property, plant and equipment	(1,914)	(1,329)	(1,042)
Proceeds from sale of property, plant and equipment	38	268	830

	(1,876)	(1,061)	(212)

Increase (decrease) in cash	182	2,441	(1,034)
Cash, beginning of year	—	182	2,623

Cash, end of the year	$182	$2,623	$1,589

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past nine years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under an existing manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

The Company’s financial reporting year is a 52 week fiscal period, ending on a Sunday. Accordingly, the consolidated statements of operations and comprehensive income, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 5, 2009 to January 3, 2010 (“period ending January 3, 2010”) and January 1, 2008 to January 4, 2009 (“period ended January 4, 2009”). Comparative information for periods prior to January 1, 2008 are reported on a calendar year basis and have not been restated for this change.

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

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined in subtopic 10 of ASC 810, “Consolidation” (“ASC 810”), are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Company when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Company has no interests in VIEs in any of the years presented. Inter-company accounts and transactions are eliminated upon consolidation.

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

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	5 - 20 years
Machinery and equipment—fabrication business	15 years
Machinery and equipment—all other	7 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term and estimated useful life

Land is stated at cost.

(viii)	Deferred financing costs

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

Effective January 1, 2007, the Company adopted the updated guidance under ASC 740 with respect to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This updated guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

This updated guidance requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

meet the more likely than not threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized when ultimately settled with the tax authorities. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On May 2, 2007, the FASB updated ASC 740 for guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The application of this updated guidance, effective January 1, 2007, did not have a material impact on the Company’s results of operations and financial condition.

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

The functional currency of all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations and comprehensive income.

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

(xiii)	Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(xiv)	Stock-based compensation

The Company applies ASC 718, “Compensation—Stock Compensation”, (“ASC 718”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period on a straight line basis. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(xv)	Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, (“ASC 820”), the Company determines fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a hierarchical structure to prioritize the inputs to valuation techniques used to measure fair value into three tiers:

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

The Company tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. If the carrying value of the asset is not recoverable, the impairment loss is measured as the amount by which the carrying amount exceeds fair value. For assets classified as held for sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell.

(xvii) Restructuring costs

The Company accounts for restructuring costs related to an exit or disposal activity when a liability is incurred and can be measured at fair value.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(xviii) Asset retirement obligations

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the periods ended January 4, 2009 or January 3, 2010.

(xix) Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the periods ended January 4, 2009 or January 3, 2010.

(xx) Comprehensive income (loss):

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010, comprehensive income (loss) was equal to net earnings (loss).

(xxi) Accounting Changes

(a)	FASB Codification:

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”, (“ASC 105”), which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is superseded and will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included references to the Codification, as appropriate, in these consolidated financial statements.

(b)	Share Based Payments:

In June 2008, the FASB issued guidance under ASC 260, “Earnings Per Share”, on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities prior to vesting and, provides guidance on calculation of earnings per share under the two-class method. The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance effective January 5, 2009 had no material impact on the consolidated financial statements.

(c)	Business Combinations:

In December 2007, the FASB issued guidance under ASC 805, “Business Combinations”, (“ASC 805”), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair

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

In April 2009 the FASB issued guidance under ASC 820 which clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent

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

(g)	Fair Value of Financial Instruments:

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of the guidance did not have a material impact on the consolidated financial statements.

(xxii) Recent accounting pronouncements

a)	In September 2009, the FASB issued ASU No. 2009-08, “Earnings Per Share Amendments to Section 260-10-S99”. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed consolidated financial statements.

b)	In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this ASU to its consolidated financial statements.

c)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable—net:

	January 4, 2009	January 3, 2010
Accounts receivable	$29,153	$37,709
Taxes receivable	—	537
Allowance for doubtful accounts	(505)	(558)

Accounts receivable—net	$28,648	$37,688

Inventories:

	January 4, 2009	January 3, 2010
Raw materials	$26,355	$22,618
Work in process	7,664	10,564
Finished goods	2,072	2,789
Other	732	1,055

Inventories	$36,823	$37,026

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Property, plant and equipment—net:

	January 4, 2009	January 3, 2010
Cost:
Land	$1,648	$1,648
Buildings	9,777	9,852
Machinery and equipment (a)	31,802	30,065
Office furniture and equipment	4,404	2,393
Computer hardware and software (b)	9,325	8,959
Leasehold improvements	9,031	3,099

	65,987	56,016

Less accumulated depreciation:
Land	—	—
Buildings	(4,275)	(4,776)
Machinery and equipment (a)	(23,217)	(23,186)
Office furniture and equipment	(4,292)	(2,305)
Computer hardware and software (b)	(8,699)	(8,592)
Leasehold improvements	(8,761)	(2,891)

	(49,244)	(41,750)

Property, plant and equipment—net	$16,743	$14,266

(a)	Included within machinery and equipment were assets under capital leases with costs of $7,622 and $7,141, and associated accumulated depreciation of $3,017 and $3,998 as of January 4, 2009 and January 3, 2010, respectively. The related depreciation expense for the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010 were $864, $956 and $1,017, respectively.
(b)	Included within computer hardware and software were assets under capital leases with costs of $268 at both January 4, 2009 and January 3, 2010, and associated accumulated depreciation of $49 and $137, as of January 4, 2009 and January 3, 2010, respectively. The related depreciation expense for the periods ended January 4, 2009 and January 3, 2010 was $49 and $88, respectively. There was no related depreciation expense for the year ended December 31, 2007.

Deferred financing costs:

	January 4, 2009	January 3, 2010
Deferred financing costs	$2,526	$2,677
Accumulated amortization	(1,740)	(2,050)

	$786	$627

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Accrued liabilities:

	January 4, 2009	January 3, 2010
Customer related	$1,626	$1,277
Interest and financing related	68	46
Payroll	2,250	2,079
Professional services	660	488
Restructuring and discontinued operations	—	884
Vendor related	673	498
Miscellaneous taxes	149	228
Other	1,483	718

Accrued liabilities	$6,909	$6,218

Consolidated statements of operations and comprehensive income

Interest expense:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Long-term debt	$5,343	$2,742	$1,765
Obligations under capital leases	198	201	207
Other	23	(29)	(12)

Interest expense	$5,564	$2,914	$1,960

Consolidated statements of cash flows

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 4, 2009
Cash interest paid	$4,101	$2,635	$1,874
Cash taxes (received) paid—net	$61	$173	$82
Property, plant and equipment acquired through capital lease	$561	$1,516	$—

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as at:

	January 4, 2009	January 3, 2010
Revolving	$6,331	$16,066
Term	12,350	9,613

	18,681	25,679
Less: Current portion of long-term debt	(2,738)	(5,013)

Long-term debt	$15,943	$20,666

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

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

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. Interest rates also increased by 200 basis points on the EDC term debt and the Wachovia revolving facilities, and by 300 basis points on the Wachovia term loan. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010.

The Company incurred costs of $395 related to the completion of the Wachovia EDC Facilities in 2008, and $151 related to the amendment of the Wachovia EDC Facilities in 2009. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the term of the credit facility.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

The Company elects to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

At January 3, 2010 and January 4, 2009, there were Canadian dollar denominated cash balances of $6,997 and $2,891 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Wachovia EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The term loan to EDC is repayable in quarterly installments ranging from $650 to $1,463, with the remaining amounts outstanding due at maturity, as specified in the repayment schedule of the loan agreement. The term loan to Wachovia is repayable in quarterly installments of $75, with the remaining amounts outstanding due at maturity.

The Company was in compliance with the required financial covenants as of January 3, 2010. The Company is in the process of negotiating revised financial covenants for 2010. The current covenants effectively expire on July 10, 2010 at which time a fixed coverage charge is reinstated not to exceed 1.25. The Lenders and the Company are required to renegotiate the covenants by July 10, 2010 or the fixed coverage charge becomes effective. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the fixed coverage charge for the quarter ended January 2, 2011. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

Obligations under capital leases

Minimum lease payments for capital leases due within each of the next five years consist of the following

2010	$869
2011	562
2012	6
2013 and thereafter	—

Total minimum lease payments	1,437
Amount representing interest of 7.6% to 11.3%	(105)

Present value of lease payments	1,332
Current portion of capital leases	789

Long term capital lease obligations	$543

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases (Continued)

Debt principal repayments

At January 3, 2010, principal repayments due within each of the next five years on long-term debt are as follows:

2010	$5,013
2011	3,300
2012	17,366
2013 and thereafter	—

Total	$25,679

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 4, 2009 and January 3, 2010 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 31, 2007		January 4, 2009		January 3, 2010
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	1,226,956	$11,608	791,533	$7,489	749,448	$7,091
Shares issued pursuant to:
Conversion to common stock	(435,423)	(4,119)	(42,085)	(398)	(38,400)	(363)

Balance at end of the period	791,533	$7,489	749,448	$7,091	711,048	$6,728

Common shares
Balance at beginning of the period	13,419,376	$361	13,854,799	$365	13,896,884	$365
Shares issued pursuant to:
Conversion of exchangeable shares	435,423	4	42,085	—	38,400	—

Balance at end of the period	13,854,799	$365	13,896,884	$365	13,935,284	$365

Special voting stock
Balance at beginning of the period	1	$—	1	$—	1	$—

Balance at end of the period	1	$—	1	$—	1	$—

Total Common stock		$7,854		$7,456		$7,093

Warrants
Common share warrants
Balance at beginning of the period	11,166,947	$2,755	11,166,947	$2,755	11,166,947	$2,755
Expired	—	—	—	—	(11,166,947)	(2,755)

Balance at end of the period	11,166,947	$2,755	11,166,947	$2,755	—	$—

Exchangeable share warrants
Balance at beginning of the period (a)	16,675,000	$7,617	16,675,000	$7,617	—	$—

Balance at end of the period	16,675,000	$7,617	16,675,000	$7,617	—	$—

Total Warrants		$10,372		$10,372		$—

(a)	Restated as at January 5, 2009 as per ASC 815 (see Note 2)

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

Exchangeable shares:

During the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010, exchangeable shares of 435,423, 42,085 and 38,400 with a carrying value of $4,119, $398 and $363 respectively, were exchanged for common stock, with a par value of $4, nil and nil, respectively, with the difference recorded as additional paid-in capital.

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

The Company generally issues new shares when options are exercised. A summary of stock option activity for the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2006	942,124	$2.80
Options granted under the 2000 Equity Incentive Plan	440,000	$1.77
Options forfeited	(8,570)	$27.02

Outstanding balance at December 31, 2007	1,373,554	$2.32
Options granted under the 2000 Equity Incentive Plan	370,000	$0.70
Options forfeited	(661)	$5.36

Outstanding balance at January 4, 2009	1,742,893	$1.97
Options granted under the 2000 Equity Incentive Plan	335,000	$1.00
Options forfeited	(140,453)	$3.10

Outstanding balance at January 3, 2010	1,937,440	$1.72	$60	4.6

Exercisable balance at January 3, 2010	1,249,110	$2.09	$20	4.8

The estimated fair value of options is determined using the Black-Scholes option pricing model and is amortized over the vesting period on a straight line basis. The Company has elected to use the simplified method for estimating the expected life which is equal to the midpoint between the vesting period and the contractual term. The simplified method is used as the Company does not have sufficient historical exercise data and the terms of share option grants have changed. The computation of expected volatility is based on the Company’s historical volatility from its traded common stock over the expected term of the option grants. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted average assumptions were used in calculating the estimated fair value of options used to compute stock-based compensation expenses:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	95.4%	95.4%	89.5%
Risk-free interest rate	3.62%	2.51%	1.86%
Expected option life in years	3.1	4.0	4.0

Weighted-average stock option fair value per option granted	$1.77	$0.51	$0.64

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

During the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $272, $374 and $531, respectively.

During the year ended December 31, 2007 and for the periods ended January 4, 2009 and January 3, 2010, 194,165, 333,333 and 410,005 options vested, respectively. As at January 3, 2010, compensation expense of $435 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 2.1 years.

The following table presents information about stock options outstanding as of January 3, 2010:

Plan	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
1998 SMTC Plan
	4,040	$5.36	4,040	$5.36
2000 Equity Incentive Plan
	335,000	$0.70	111,668	$0.70
	335,000	$1.00	0	$1.00
	340,000	$1.17	340,000	$1.17
	200,000	$1.55	200,000	$1.55
	350,000	$1.64	233,336	$1.64
	250,000	$2.50	250,000	$2.50
	30,000	$2.75	30,000	$2.75
	40,000	$3.11	26,666	$3.11
	6,000	$3.75	6,000	$3.75
	30,000	$4.00	30,000	$4.00
	5,120	$15.00	5,120	$15.00
	5,120	$25.00	5,120	$25.00
	7,160	$40.00	7,160	$40.00

	1,937,440	$1.72	1,249,110	$2.09

Deferred Share Units

Deferred Share Units were granted to directors and certain officers of the Company as remuneration in lieu of cash. During the years ended December 31, 2007, and for the periods ended January 4, 2009 and January 3, 2010, 180,259, 36,809 and zero deferred share units were granted, respectively.

At December 31, 2007, January 4, 2009 and January 3, 2010, 345,545, 382,354 and 335,666 deferred share units were outstanding, respectively.

Deferred Share Unit compensation recovery for the year ended December 31, 2007 and for the period ended January 4, 2009 was $298 and $241, respectively. Deferred Share Unit compensation expense for the period ended January 3, 2010 was $51.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges

During 2001 and 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2001 Plan” and the “2002 Plan”, respectively) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2004, the Company announced further changes to its manufacturing operations as it continued to execute its transformation plan (the “2004 Plan”). This plan sought to provide greater focus on new customer and new product introduction and technical activities, to improve capacity utilization and to align its cost structure to expected revenue. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the “2006 Plan”). During the third quarter of 2007, the Company put into place further changes primarily to manufacturing operations in Mexico (the “2007 Plan”). In 2008, the Company implemented restructuring activities as a result of the movement of production to the Company’s China facility (the “2008 Plan”). In 2009, the Company reduced staff levels in response to expected lower revenues resulting from the global economic recession (the “2009 Plan”). The following table summarizes components of restructuring charges and recoveries for the periods noted:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Severance	$242	$718	$783
Proceeds from liquidation	—	(225)	—

Restructuring charges	$242	$493	$783

Fiscal 2006 charges (recoveries):

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

Fiscal 2007 charges:

During 2007, the Company recorded net restructuring charges of $242 consisting of severance charges, primarily relating to manufacturing operations in Mexico.

Fiscal 2008 charges (recoveries):

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

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges (Continued)

In the fourth quarter of 2008, the Company recorded additional restructuring charges of $50, consisting of a severance charge at the Mexico facility.

Fiscal 2009 charges (recoveries):

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

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities relating to the 2002 Plan:

	Inventory writedowns included in Cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Sale of assets (a)	Other facility exit costs	Total
2002 Plan
2002 Charges	$6,536	$18,656	$2,844	$7,689	$—	$1,568	$37,293
Non-cash charges	(6,536)	—	—	(7,726)	—	—	(14,262)
2002 and 2003 cash payments	—	(8,113)	(4,703)	—	293	(630)	(13,153)
2003 Reversals	—	(4,123)	—	—	—	(701)	(4,824)
2003 Charges	—	326	2,418	37	(293)	96	2,584

Balance as at December 31, 2003	$—	$6,746	$559	$—	$—	$333	$7,638

Charges	—	—	400	—	—	—	400
Reversals	—	(256)	—	—	—	—	(256)
Payments	—	(4,100)	(103)			(300)	(4,503)

Balance as at December 31, 2004	$—	$2,390	$856	$—	$—	$33	$3,279

Charges	—	—	156	—	(12)	93	$237
Reversals	—	(237)	(456)	—	—	—	(693)
Receipts (payments)	—	(299)	(556)		12	(96)	(939)

Balance as at December 31, 2005	$—	$1,854	$—	$—	$—	$30	$1,884

Reversals	—	(1,820)	—	—	—	—	$(1,820)
Payments	—	(34)	—		—	(30)	(64)

Balance as at December 31, 2006 and 2007	$—	$—	$—	$—	$—	$—	$—

Reversals	—	—	—	—	(225)	—	(225)
Receipts	—	—	—	—	225	—	225

Balance as at January 4, 2009 and January 3, 2010	$—	$—	$—	$—	$—	$—	$—

(a)	The receipt from sale of assets relates to cash received from the proceeds on sale of a previously written down asset.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges (Continued)

The following table details original charges and the related amounts included in accrued liabilities relating to the 2006 Plan:

Severance
2006 Plan
Charges	$470
Payments	(117)

Balance as at December 31, 2006	$353
Payments	(283)

Balance as at December 31, 2007	$70
Payments	(70)

Balance as at January 4, 2009 and January 3, 2010	$—

The following table details original charges and the related amounts included in accrued liabilities relating to the 2007 Plan:

Severance
2007 Plan
Charges	$242
Payments	(242)

Balance as at December 31, 2007, January 4, 2009 and January 3, 2010	$—

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2008 Plan:

Severance
2008 Plan
Charges	$718
Payments	(718)

Balance as at January 4, 2009 and January 3, 2010	$—

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2009 Plan:

Severance
2009 Plan
Charges	$815
Recoveries	(32)
Payments	(783)

Balance as at January 3, 2010	$—

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

8.	Loss on extinguishment of debt

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

9.	Derivative Financial Instruments

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

As of January 4, 2009, forward foreign exchange contracts with an aggregate exercise value of $3,598 were outstanding, and were settled between January 9, 2009 and April 3, 2009 at a forward rate of USD $1.00 = CAD $1.268. The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on January 4, 2009 was $185 which was included in other recoveries in the statement of operations and comprehensive income and accounts receivable on the balance sheet. Fair value was determined using the market approach with reference to quoted prices in active markets for identical assets. The realized gain recognized on these contracts was $63.

There were no derivative instruments outstanding at January 3, 2010.

10.	Income taxes

The Company recorded the following income tax expense (recovery) from continuing operations for the periods noted:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Current:
Federal	$(1,466)	$31	$(633)
Foreign	75	82	135

	(1,391)	113	(498)
Deferred:
Federal	—	—	—
Foreign	74	4	189

	74	4	189

Income tax expense (recovery)	$(1,317)	$117	$(309)

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Federal income tax	$536	$607	$717
State income tax expense, net of federal tax benefit	57	65	41
Change in enacted income tax rates	1,087	(411)	1,911
Income of international subsidiaries taxed at different rates	(649)	(1,089)	(901)
Change in valuation allowance	(501)	(472)	(1,795)
Additional (release of) income tax exposures, net of alternative minimum taxes	(1,424)	65	(69)
Permanent and other differences	(423)	1,352	(213)

Income tax expense (recovery)	$(1,317)	$117	$(309)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the periods noted:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
U.S.	$48	$(1,467)	$1,065
Non U.S.	1,483	3,200	983

	$1,531	$1,733	$2,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 4, 2009	January 3, 2010
Deferred income tax assets:
Net operating loss carryforwards	$32,987	$41,094
Capital loss carryforwards	2,199	2,203
AMT credit carryforwards	1,414	717
Property, plant and equipment and other assets	13,073	5,266
Reserves, allowances and accruals	718	1,442

	50,391	50,722
Valuation allowance	(49,912)	(50,432)

Net deferred income tax assets	$479	$290

At January 3, 2010, the Company had total net operating loss (“NOL”) carry forwards of $113,058, of which $10,278 will expire in 2010, $1,260 will expire in 2012, $4,154 will expire in 2014, $1,819 will

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $19,160 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2029.

At January 3, 2010 and January 4, 2009, the Company had gross unrecognized tax benefits of $312 and $270, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2002 to 2009 remain open for review by the tax authorities in Canada. Tax years 2004 to 2009 remain open in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $203 and $140 accrued for interest and penalties as of January 3, 2010 and January 4, 2009, respectively. The increase is primarily due to foreign exchange revaluation and the recording of incremental interest on existing uncertain positions.

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 5, 2009	$270
Increase related to current year tax positions	—
Foreign exchange	42

Balance as at January 3, 2010	$312

Deferred income taxes have not been provided on $15,246 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrealized deferred tax liabilities related to these earnings is $6,098.

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

No incremental tax benefit has been recorded in respect of the loss from discontinued operations.

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

In June 2009, the Company ceased manufacturing operations at its Boston, Massachusetts facility, which was formerly included in the United States reporting segment. The decision was based primarily on the historical losses sustained in these operations. The Company entered into an agreement with the landlord to terminate the existing lease and conducted a sale of plant equipment. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations are separately reported for all periods presented. Summarized financial information for discontinued operations is presented below:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Discontinued Operations Before Disposal:
Revenue	$55,431	$35,755	$6,957

Loss from discontinued operations before disposal, net of taxes	$(176)	$(7,511)	$(3,573)
Disposal:
Loss on disposal, net of taxes	—	—	(2,379)

Loss from discontinued operations, net of taxes	$(176)	$(7,511)	$(5,952)

The loss on disposal recorded in the period ended January 3, 2010 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of plant equipment.

The following is a summary of the loss on disposal recorded in the period ended January 3, 2010:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Gain on disposal of plant and equipment	(224)

Total	$2,379

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

11.	Discontinued operations (Continued)

The following table details the change in the discontinued operations accrual for the period ended January 3, 2010:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)

Accrual balance as at January 3, 2010	$225	$587	$72	$884

Remaining accrued amounts relating to the discontinued operations are expected to be paid out by the second quarter of 2010 through drawdowns on the revolving credit facilities.

12.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for:

(Number of common shares)	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Basic weighted average shares outstanding	14,646,333	14,646,333	14,646,333
Dilutive stock options (a)	313,645	152,398	—

Diluted weighted average shares outstanding	14,959,978	14,798,731	14,646,333

(a)	Dilutive stock options were determined by using the treasury stock method. For the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010, the average share prices used were $3.09, $1.54 and $0.70 per share, respectively.

During the year ended December 31, 2007 and the period ended January 4, 2009, the calculations of diluted weighted average shares outstanding did not include 1,009,202 and 1,232,893 options respectively, nor did they include 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

During the period ended January 3, 2010, the calculation of diluted weighted average shares outstanding did not include 1,937,440 options as the effect would have been anti-dilutive.

13.	Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Asia became a material segment during the fiscal period ended January 4, 2009 with the establishment of the new facility in China. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations have been excluded from the U.S. segment for all periods reported. The Company monitors the performance of its geographic operating

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

segments based on EBITA (earnings before interest, taxes and amortization) before restructuring charges, loss on extinguishment of debt and other recoveries. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Revenues
Mexico	$113,813	$90,576	$71,697
Canada	64,245	72,647	49,854
US	31,612	17,542	13,881
Asia	—	37,857	47,401

Total	$209,670	$218,622	$182,833

Intersegment revenue
Mexico	$(4,902)	$(7,498)	$(2,398)
Canada	(3,615)	(4,219)	(910)
US	(176)	(26)	(16)

Total	$(8,693)	$(11,743)	$(3,324)

Net external revenue
Mexico	$108,911	$83,078	$69,299
Canada	60,630	68,428	48,944
US	31,436	17,516	13,865
Asia	—	37,857	47,401

Total	$200,977	$206,879	$179,509

EBITA
Mexico	$2,629	$2,707	$6,119
Canada	(52)	538	(2,096)
US	5,114	1,307	(482)
Asia	—	1,016	1,250

Total	$7,691	$5,568	$4,791

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

A reconciliation of EBITA to earnings (loss) from continuous operations before income taxes is as follows:

EBITA	$7,691	$5,568	$4,791
Interest	5,564	2,914	1,960
Restructuring charges	225	493	783
Loss on extinguishment of debt	371	613	—
Other recoveries	—	(185)	—

Earnings from continuing operations before income taxes	$1,531	$1,733	$2,048

Capital expenditures:

The following table contains capital expenditures for:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
Mexico	$1,139	$905	$653
Canada	1,077	623	334
US	259	1,249	26
Asia	—	68	29

Total	$2,475	$2,845	$1,042

Assets:

	January 4, 2009	January 3, 2010
Long-lived assets (a)
Mexico	$12,460	$11,267
Canada	2,491	2,049
US	1,747	909
Asia	45	41

Total	$16,743	$14,266

Total assets
Mexico	$41,227	$59,813
Canada	29,433	22,067
US	9,433	2,038
Asia	7,212	9,690

Total	$87,305	$93,608

(a)	Long-lived assets information is based on the principal location of the asset.

SMTC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Year ended December 31, 2007	Period ended January 4, 2009	Period ended January 3, 2010
US	$102,074	$68,321	$71,725
Canada	58,875	89,298	74,590
Europe	5,830	13,111	627
Asia	2,657	28,507	32,548
Mexico	31,541	7,642	19

Total	$200,977	$206,879	$179,509

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

During the year ended December 31, 2007, three customers individually comprised 24%, 19% and 18% of revenue from continuing operations across all geographic segments. At December 31, 2007 these customers represented 29%, 9% and 12% of the Company’s trade accounts receivable.

During the period ended January 4, 2009, three customers individually comprised 23%, 21% and 20% of revenue from continuing operations across all geographic segments. At January 4, 2009, these customers represented 17%, 4% and 4% of the Company’s trade accounts receivable.

During the period ended January 3, 2010, five customers individually comprised 22%, 16%, 16%, 14% and 10% of revenue from continuing operations across all geographic segments. At January 3, 2010, these customers represented 35%, 24%, 3%, 9% and 5% of the Company’s trade accounts receivable.

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

Operating leases

The Company leases manufacturing equipment and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2010	$983
2011	930
2012 and thereafter	562

Total	$2,475

Operating lease expense for the year ended December 31, 2007 and the periods ended January 4, 2009 and January 3, 2010 was $915, $1,070 and 1,124, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 3, 2010 consist of insurance installments of $168 to be paid during calendar year 2010. As at January 4, 2009, purchase obligations not recorded on the balance sheet consist of insurance installments of $148 that were paid during calendar year 2009.

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