Form 10-K/A
period 2010-01-03
SMTC CORP
filed 2010-05-03
CIK 1108320

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

SMTC Corporation

Amendment No.1 to

2009 Annual Report on Form 10-K/A

Page
PART III

Item 10. Directors, Executive Officers and Corporate Governance	4

Item 11. Executive Compensation	7

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13. Certain Relationships and Related Transactions, and Director Independence	15

Item 14. Principal Accountant Fees and Services	15

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of SMTC Corporation (“SMTC”, the “Company”, “we” or “us”) for the fiscal year ended January 3, 2010 as filed with the SEC on March 19, 2010 (the “2009 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2009 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2009 Annual Report, other than the filing of new Exhibits 31.1, 31.2, 32.1, and 32.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 19, 2010, the filing date of the 2009 Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers, their ages as of April 30, 2010, the positions currently held by each person and their place of residence.

Name and Place of Residence	Age	Office
John Caldwell Toronto, Ontario	60	President and Chief Executive Officer and Director (1)(2)

Jane Todd Aurora, Ontario	47	Senior Vice President, Finance, and Chief Financial Officer (2)

Steven Hoffrogge Aurora, Ontario	44	Senior Vice President, Business Development

Wayne McLeod Toronto, Ontario	70	Director and Chair of the Board (3)(4)(5)

Thomas Cowan Stamford, Connecticut	60	Director and Chair of the Nominating and Governance Committee (3)(4)(5)

Alex Walker Stouffville, Ontario	44	Director and Chair of the Compensation and Management Development Committee (3)(4)(5)

John Marinucci Oakville, Ontario	53	Director and Chair of the Audit Committee (3)(4)(5)

David Sandberg New York, New York	37	Director

(1)	Also a member of the board of directors of SMTC Canada.
(2)	Also an officer of SMTC Canada.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Management Development Committee.
(5)	Member of the Audit Committee.

John Caldwell has served as a director since March 2003, as the President and Chief Executive Officer of the Company since October 2003 and was Chair of the Board from March 2004 to August 2005. From October 2002 to September 2003, he held positions in the Mosaic Group Inc. (a marketing services provider) as Chair of the Restructuring Committee of the Board; in Geac Computer Corporation Limited (a computer software company) as a consultant from December 2001 to October 2002 and as President and Chief Executive Officer from October 2000 to December 2001; and in CAE Inc. (a flight simulation and training services company) from January 1988 to October 1999, including President and Chief Executive Officer from June 1993 to October 1999 and Chief Financial Officer from 1988 to 1992. Mr. Caldwell also serves on the boards of directors of Advanced Micro Devices Inc., Faro Technologies and IAMGOLD Corporation.

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

John Marinucci was appointed director in June 2008. Mr. Marinucci served as President and CEO of New Flyer Industries Inc., from 2002 to 2009. Prior to 2002, he served as President and COO for National Steel Car and is a former President of the Canadian Association of Railway Suppliers. Mr. Marinucci currently sits on the Board of Directors for New Flyer Industries Inc., Pillar5 Pharma, RoofRoc Ltd. and CWB Group and is a Governor of Mohawk College. Mr. Marinucci is a Chartered Accountant and is an accredited member of the Institute of Corporate Directors and holds the H.R.C.C.C. designation from the Corporate Directors College.

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During 2009, the Board held eight (8) meetings. The Board has three standing committees: the Nominating and Governance Committee, the Audit Committee and the Compensation and Management Development Committee.

The Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors consists of Thomas Cowan, John Marinucci, Wayne McLeod and Alex Walker. The Nominating and Governance Committee (i) identifies individuals qualified to become members of the Board, (ii) selects, or recommends that the Board select, the director nominees for the next annual meeting of Stockholders, (iii) develops and recommends to the Board a set of corporate governance principles applicable to the Company and (iv) oversees the evaluation of the Board and its dealings with management and the committees of the Board. The Nominating and Governance Committee met three (3) times in separate session during 2009. The Board approved a written charter for the Nominating and Governance Committee in April 2004, which is available on the Company’s website at www.smtc.com.

The Audit Committee

The Audit Committee, which met four (4) times in 2009, consists of John Marinucci, Thomas Cowan, Wayne McLeod and Alex Walker. Mr. Marinucci serves as the Chairman of the Audit Committee. The Board has determined that Mr. Marinucci and Mr. McLeod are “audit committee financial experts” as defined by the Securities and Exchange Commission.

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

The Compensation and Management Development Committee

The Compensation Committee currently consists of Alex Walker, Thomas Cowan, John Marinucci and Wayne McLeod. The Compensation Committee met five (5) times in separate sessions in 2009. The general duties of the Compensation Committee are (i) to provide a general review of the Company’s compensation and benefit plans and (ii) to review compensation practices and policies and establish compensation for the officers of the Company.

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

Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than 10% beneficial owners, the Company believes that during the period ended January 3, 2010, all Section 16(a) filing requirements applicable to its Reporting Persons were met in a timely manner.

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

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 3, 2010, as amended, and for which we recognize expense ratably over the vesting period.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)(a)	All Other Compensation ($)(b)	Total ($)
John Caldwell	2009	$472,566	$64,300	$37,712	$574,578
President and Chief Executive Officer	2008	$501,003	$51,000	$40,334	$592,337

Jane Todd	2009	$223,009	$32,150	$18,768	$273,927
Senior Vice President, Finance and Chief Financial Officer	2008	$236,898	$25,500	$20,073	$282,471

Steve Hoffrogge	2009	$242,920	$32,150	$18,096	$293,166
Senior Vice President, Business Development	2008	$257,538	$25,500	$19,355	$302,393

(a)	The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC 718 during fiscal 2009 and 2008 for the following option awards. The fair values of these option awards were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.
(i)	Mr. Caldwell was granted 100,000 stock options for Common Stock on November 10, 2009 with a Black-Scholes fair value of $0.64 per share and an exercise price of $1.00 per share, the closing price of the Company’s Common Stock on the date of grant. Mr. Caldwell was granted 100,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period.

(ii)	Ms. Todd was granted 50,000 stock options for Common Stock on November 10, 2009 with a Black-Scholes fair value of $0.64 per share and an exercise price of $1.00 per share, the closing price of the Company’s Common Stock on the date of grant. Ms. Todd was granted 50,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period.
(iii)	Mr. Hoffrogge was granted 50,000 stock options for Common Stock on November 10, 2009 with a Black-Scholes fair value of $0.64 per share and an exercise price of $1.00 per share, the closing price of the Company’s Common Stock on the date of grant.Mr. Hoffrogge was granted 50,000 stock options for Common Stock on November 10, 2008 with a Black-Scholes fair value of $0.51 per share and an exercise price of $0.70 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in three equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period.
(b)	The amount shown as “All Other Compensation” represents the sum of the following:
(i)	Mr. Caldwell’s employment agreement provides for the following perquisites: in 2009, car allowance of $31,573, professional dues valued at $877 and medical benefits valued at $5,262; in 2008 car allowance of $33,768, professional dues of $938 and medical benefits of $5,628.
(ii)	Ms. Todd’s employment agreement provides for the following perquisites: in 2009, car allowance of $12,629, professional dues of $877 and medical benefits valued at $5,262; in 2008, car allowance of $13,507, professional dues of $938 and medical benefits of $5,628.
(iii)	Mr. Hoffrogge’s employment agreement provides for the following perquisites: in 2009, car allowance of $12,834 and medical benefits valued at 5,262; in 2008, car allowance of $13,726 and medical benefits of $5,628.

EMPLOYMENT AGREEMENTS

On March 30, 2007, SMTC Canada entered into an employment agreement and a Deferred Share Unit agreement with Mr. Caldwell. Under the terms of the agreements, Mr. Caldwell is entitled to an annual base salary of CDN$534,000, which may be increased by the Board of Directors of SMTC Canada (the “SMTC Canada Board”). Mr. Caldwell is also entitled to receive a short term bonus which will be determined by the SMTC Canada Board, a car allowance and certain other standard benefits. In the event that Mr. Caldwell is terminated without cause or, following a change of control, is terminated without cause or constructively discharged, he is entitled to a lump sum payment of two years base salary and two times annual target bonus equal to his base salary. The employment agreement provides for customary non-competition and non-solicitation provisions which continue during the term of the agreement and for two years from the date of termination. Pursuant to the Deferred Share Unit agreement referred to above and a Deferred Share Unit agreement dated February 7, 2005, within 60 days following the termination of his employment (or within 10 days following a change of control), Mr. Caldwell will be entitled to a payment in respect of the units granted thereunder, based upon the fair market value of the Company’s common stock.

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

On March 30, 2007, SMTC Canada entered into an employment agreement with Mr. Hoffrogge. Under the terms of the agreement, Mr. Hoffrogge is entitled to an annual base salary of CDN$274,500, which may be increased by the SMTC Canada Board. Mr. Hoffrogge is also entitled to receive a short term bonus with a target of 50% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance, reimbursement for tax advice of up to CDN$6,000 per year and certain other standard benefits. In the event that Mr. Hoffrogge is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for twelve months from the date of termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and equity incentive plan awards for each executive officer outstanding as of the end of fiscal 2009. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards (a)
	Equity Incentive Plan Awards:					Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
John Caldwell	3,000	—		$3.75	5/6/2013	—	—	—	—
	200,000	—		$1.55	10/6/2014	—	—	—	—
	200,000	—	(b)	$1.27	3/15/2015	—	—	—	—
	100,000	—	(c)	$2.50	11/16/2011	—	—	—	—
	76,666	38,334	(c)	$1.64	11/14/2012	—	—	—	—
	33,333	66,667	(c)	$0.70	11/10/2013	—	—	—	—
	—	100,000	(c)	$1.00	11/10/2014	—	—	—	—

Jane Todd	30,000	—		$2.75	7/6/2014	—	—	—	—
	50,000	—	(b)	$1.17	3/15/2015	—	—	—	—
	40,000	—	(c)	$2.50	11/16/2011	—	—	—	—
	33,334	16,666	(c)	$1.64	11/14/2012	—	—	—	—
	16,667	33,333	(c)	$0.70	11/10/2013	—	—	—	—
	—	50,000	(c)	$1.00	11/10/2014	—	—	—	—

Steve Hoffrogge	600	—		$15.00	4/25/2012	—	—	—	—
	600	—		$25.00	4/25/2012	—	—	—	—
	800	—		$40.00	4/25/2012	—	—	—	—
	30,000	—		$4.00	3/12/2014	—	—	—	—
	50,000	—	(b)	$1.17	3/15/2015	—	—	—	—
	40,000	—	(c)	$2.50	11/16/2011	—	—	—	—
	33,334	16,666	(c)	$1.64	11/14/2012	—	—	—	—
	16,667	33,333	(c)	$0.70	11/10/2013	—	—	—	—
	—	50,000	(c)	$1.00	11/10/2014	—	—	—	—

(a)	The Company has no outstanding stock awards.
(b)	The shares underlying this award vest by 25% each year beginning on the first anniversary date of the grant.
(c)	The shares underlying this award vest in three equal, annual installments, beginning on the first anniversary of the date of grant.

POST-TERMINATION COMPENSATION AND CHANGE OF CONTROL PAYMENTS

Mr. Caldwell’s employment was governed by an employment agreement dated February 7, 2005, until that employment agreement was superseded by an employment agreement dated August 15, 2006. With respect to the other executive officers prior to fiscal year 2007, the terms of employment regarding compensation and termination benefits were governed by terms outlined in individual offers of employment. In March of 2007, we amended the employment agreement with Mr. Caldwell, and the employment arrangements for Mr. Hoffrogge and Ms. Todd were formalized into employment agreements that mirrored the provisions outlined in each original offer letter. There are no changes between Mr. Caldwell’s prior agreement and the offer letters that had been in place with Mr. Hoffrogge and Ms. Todd as compared to the new employment agreements with respect to any of the termination provisions detailed in this section.

Termination Without Cause

The executive officers have employment agreements with the Company that provide compensation upon termination for other than cause.

Under the agreements, the Company provides its executive officers, except for the Chief Executive Officer, with benefits equal to:

a)	Salary continuation for a period of twelve (12) months, plus one (1) month for every completed year of active employment beyond twelve (12) years of service, to a maximum of eighteen (18) months of salary continuance, and

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

We pay no additional remuneration to our employees for serving as directors or on committees. The following table outlines the compensation to the Board of Directors for the year ended January 3, 2010:

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wayne McLeod	2009	$57,522	—	—	—	$57,522
Thomas Cowan	2009	$46,617	—	—	—	$46,617
John Marinucci	2009	$49,558	—	—	—	$49,558
David Sandberg	2009	$31,576	—	—	—	$31,576
Alex Walker	2009	$46,018	—	—	—	$46,018

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2010, information regarding beneficial ownership. The table sets forth the number of shares beneficially owned and the percentage ownership for:

•	each person who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;

•	each executive officer named in our summary compensation table and each director; and

•	all executive officers and directors as a group.

As of May 1, 2010, our outstanding equity securities (including exchangeable shares of our subsidiary, SMTC Canada, other than holdings of SMTC Nova Scotia Company, a subsidiary of SMTC Canada) consisted of 14,683,000 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each Stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after May 1, 2010 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named Stockholder is a direct or indirect beneficial owner.

	Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC(1)	2,482,192	—	2,482,192	16.9%
654 Broadway, Suite 5 New York, New York, 10012

Directors and Executive Officers:
John Caldwell(2)	—	613,000	613,000	4.2%
Jane Todd	—	170,000	170,000	1.2%
Steven G. Hoffrogge	3,200	172,000	175,020	1.2%
Thomas Cowan	—	3,000	3,000	#
Wayne McLeod(3)	15,000	—	15,000	0.1%
Alex Walker	—	—	—	—
John Marinucci	—	—	—	—
David Sandberg(1)	2,482,192	—	2,482,192	16.9%
All Directors and Executive Officers as a group (8 persons)	2,500,392	958,000	3,458,392	23.6%

*	The number of shares of Common Stock deemed outstanding on May 1, 2010 with respect to a person or group includes (a) 14,683,000 shares outstanding on such date (including shares of Common Stock issuable upon exchange of exchangeable shares of our subsidiary, SMTC Canada, other than exchangeable shares held by SMTC Nova Scotia Company, a subsidiary of SMTC Canada) and (b) all options that are currently exercisable or will be exercisable within 60 days of May 1, 2010 by the person or group in question.
#	Represents an amount less than 1.0% of shares outstanding.
(1)	Holdings as of March 5, 2009 as reported on Form 4 filed with the Securities and Exchange Commission on March 5, 2009 by Red Oak Partners, LLC. The Red Oak Fund, LP (the “Fund”); Red Oak Partners, LLC (the “General Partner”), which is the general partner of the Fund; and David Sandberg, who is the managing member of the General Partner, report having shared power to vote or to direct the vote of all of such shares of Common Stock and power to dispose or direct the disposition of all of such shares.
(2)	Includes options to purchase 413,000 shares of the Company’s Common Stock and options to purchase 200,000 exchangeable shares of SMTC Canada,
(3)	Represents 15,000 exchangeable shares of SMTC Canada. Subject to applicable legal requirements, the exchangeable shares of SMTC Canada are exchangeable on a one-for-one basis for shares of Common Stock of SMTC at the option of the holder.

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

The following table gives information about awards under the 1998 Plan and the Amended 2000 Plan as of January 3, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:	1,937,440	$1.72	153,870	(1)(2)

Notes:

(1)	Pursuant to the terms of the Amended 2000 Plan, the number of shares of Stock that may be issued under Awards granted under the Amended 2000 Plan (including Stock that may be issued on the exchange of Exchangeable Shares issuable under Awards) shall not exceed (A) 1,800,000 plus (B) as of the first day of each fiscal year (commencing with the fiscal year beginning in 2008) of the Company during the life of the Plan, an additional number of shares determined by the Board but not to exceed 1% of the total number of shares of Stock actually outstanding on such date. Notwithstanding the preceding sentence, no more than 1,700,000 shares of Stock may be delivered in satisfaction of any incentive stock options awarded under the Amended 2000 Plan.
(2)	The number of Exchangeable Shares that may be issued under Awards granted under the Amended 2000 Plan shall not exceed 750,000.

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

All Compensation and Management Development Committee members are “independent directors” as defined in and as required by NASDAQ Rules.

Item 14: Principal Accountant Fees and Services

KPMG LLP acted as independent auditors for the Company for the period ended January 3, 2010.

Fees to the Company for professional services rendered by KPMG LLP during 2007 and 2008 were as follows: Audit Fees: U.S.$632,200 for 2008 and U.S.$ 540,000 for 2009; Tax Fees: U.S.$5,300 for 2008 and U.S.$64,000 for 2009, which were in connection with tax compliance matters; and All Other Fees: nil for 2008 and U.S.$3,800 for 2009.

In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under the policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre- approved in the policy will not impair the independence of the auditor. The provision of services by the auditor which are not pre-approved in the policy are subject to separate pre-approval by the Audit Committee. The policy also pre-approved certain specified fee levels for the specific services. Payments in excess of these specified levels are subject to separate pre-approval by the Audit Committee.

The Audit Committee has considered whether KPMG LLP’s provision of non-audit services is compatible with its independence. We expect that representatives from KPMG LLP will be present at the Annual Meeting and will be available to respond to appropriate questions and have the opportunity to make a statement if they desire.