Form 10-Q
period 2010-04-04
SMTC CORP
filed 2010-05-19
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

As of April 4, 2010, SMTC Corporation had 13,979,951 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of April 4, 2010, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 703,048 exchangeable shares outstanding, excluding 7,245,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 4, 2010	January 3, 2010
Assets
Current assets:
Cash	$1,837	$1,589
Accounts receivable—net (note 3)	33,380	37,688
Inventories (note 3)	45,506	37,026
Prepaid expenses	1,448	2,122

	82,171	78,425
Property, plant and equipment—net (note 3)	14,342	14,266
Deferred financing costs—net (note 3)	551	627
Deferred income taxes (note 7)	305	290

	$97,369	$93,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,957	$41,589
Accrued liabilities (note 3)	6,177	6,218
Income taxes payable	578	540
Current portion of long-term debt (note 4)	1,200	5,013
Current portion of capital lease obligations	829	789

	54,741	54,149
Long-term debt (note 4)	21,892	20,666
Capital lease obligations	337	543
Commitments and contingencies (note 11)

Shareholders’ equity:
Capital stock (note 5)	7,017	7,093
Additional paid-in capital	253,462	253,304
Deficit	(240,080)	(242,147)

	20,399	18,250

	$97,369	$93,608

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		April 4, 2010	April 5, 2009
Revenue		$61,354	$44,938
Cost of sales		54,988	40,998

Gross profit		6,366	3,940
Selling, general and administrative expenses		3,730	3,519
Restructuring charges	Note 6	—	815

Operating earnings (loss)		2,636	(394)
Interest expense	Note 3	489	326

Earnings (loss) before income taxes		2,147	(720)
Income tax expense (recovery)	Note 7
Current		95	29
Deferred		(15)	135

		80	164

Net earnings (loss) from continuing operations		$2,067	$(884)
Loss from discontinued operations	Note 8	—	(1,604)

Net income (loss), also being comprehensive income (loss)		2,067	$(2,488)

Earnings (loss) per share of common stock:	Note 9
Basic
Continuing operations		$0.14	$(0.06)
Discontinued operations		—	(0.11)

Total		$0.14	$(0.17)

Diluted
Continuing operations		$0.14	$(0.06)
Discontinued operations		—	(0.11)

Total		$0.14	$(0.17)

Weighted average number of shares outstanding
Basic		14,654,392	14,646,333
Diluted		14,819,960	14,646,333

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250
Stock-based compensation	—	—	47	—	47
Conversion of shares from exchangeable to common stock	(76)	—	76	—	—
Exercise of stock options	—	—	35	—	35
Net income	—	—	—	2,067	2,067

Balance, April 4, 2010	$7,017	$—	$253,462	$(240,080)	$20,399

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle—January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	89	—	89
Conversion of shares from exchangeable to common stock	(37)	—	37	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(2,488)	(2,488)

Balance, April 5, 2009	$7,419	$—	$252,536	$(241,040)	$18,915

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the three months ended

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 4, 2010	April 5, 2009
Cash provided by (used in):
Operations:
Net earnings (loss)	$2,067	$(2,488)
Items not involving cash:
Depreciation	607	717
Deferred income taxes	(15)	135
Non-cash interest	76	64
Stock-based compensation	574	10
Change in non-cash operating working capital:
Accounts receivable	4,308	762
Inventories	(8,480)	6,540
Prepaid expenses	674	(365)
Income taxes recoverable/payable	38	(17)
Accounts payable	4,368	(5,093)
Accrued liabilities	(559)	(1,439)

	3,658	(1,174)
Financing:
Increase (decrease) in revolving debt	(2,512)	94
Repayment of long-term debt	(75)	(400)
Principal payment of capital lease obligations	(166)	(384)
Deferred financing costs	—	(151)
Proceeds from issuance of common stock	35	—

	(2,718)	(841)
Investing:
Purchase of property, plant and equipment	(692)	(163)

	(692)	(163)

Increase (decrease) in cash	248	(2,178)
Cash, beginning of period	1,589	2,623

Cash, end of the period	$1,837	$445

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

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2010, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2010, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended January 3, 2010.

2. Accounting changes and recent accounting pronouncements

Accounting Changes

(a) Earnings Per Share:

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, “Earnings Per Share Amendments to Section 260-10-S99”), (“ASU 2009-08”). This ASU represents technical corrections to Topic 260-10-S99, “Earnings per Share”, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have a material impact on the Company’s interim consolidated financial statements.

(b) Fair Value Measurements and Disclosures:

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (“ASU 2010-06”) which provides amendments to subtopic 10 of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s interim consolidated financial statements.

(c) Subsequent Events:

In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”) which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 added a definition of the term “SEC filer” and requires SEC filers and certain other entities to evaluate subsequent events through the date the financial statements are issued. It also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted these new requirements in the first quarter of 2010.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

(a) In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this ASU to its consolidated financial statements.

Changes in Accounting Estimates

(a) In the course of acquiring machinery and equipment used in the surface mount process at the beginning of the first quarter of 2010, the Company conducted an asset by asset review of the estimated useful life of machinery and equipment used in that process. Based on those findings, the estimated useful life of certain items of that class of assets was increased from 7 years to approximately 10 years, depending on the individual asset. This change in estimate was applied to all existing and new assets of this class on a prospective basis from January 3, 2010. This change in estimate for the quarter ended April 4, 2010 resulted in an increase to net income of $71 and no change to earnings per share.

3. Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three months ended for each of the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable – net:

	April 4, 2010	January 3, 2010
Accounts receivable	$33,201	$37,709
Taxes receivable	537	537
Allowance for doubtful accounts	(358)	(558)

Accounts receivable—net	$33,380	$37,688

Inventories:
	April 4, 2010	January 3, 2010
Raw materials	$31,070	$22,618
Work in process	11,133	10,564
Finished goods	2,327	2,789
Parts	976	1,055

Inventories	$45,506	$37,026

Deferred financing costs:
	April 4, 2010	January 3, 2010
Deferred financing costs	$2,677	$2,677
Accumulated amortization	(2,126)	(2,050)

	$551	$627

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment – net:

	April 4, 2010	January 3, 2010
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a)	30,719	30,065
Office furniture and equipment	2,393	2,393
Computer hardware and software (b)	8,997	8,959
Leasehold improvements	3,099	3,099

	56,708	56,016

Less accumulated depreciation:
Land	—	—
Buildings	(4,899)	(4,776)
Machinery and equipment (a)	(23,616)	(23,186)
Office furniture and equipment	(2,310)	(2,305)
Computer hardware and software (b)	(8,636)	(8,592)
Leasehold improvements	(2,905)	(2,891)

	(42,366)	(41,750)

Property, plant and equipment—net	$14,342	$14,266

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,141 as at both April 4, 2010 and January 3, 2010 and associated accumulated depreciation of $4,214 and $3,998 as of April 4, 2010 and January 3, 2010, respectively. The related depreciation expense for the three months ended April 4, 2010 and April 5, 2009 were $216 and $260, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $268 as at both April 4, 2010 and January 3, 2010, and associated accumulated depreciation of $159 and $137, as of April 4, 2010 and January 3, 2010, respectively. The related depreciation expense for both the period ended April 4, 2010 and April 5, 2009 was $22.

Accrued liabilities:

	April 4, 2010	January 3, 2010
Customer related	$1,337	$1,277
Interest and financing related	54	46
Payroll	2,875	2,079
Professional services	656	488
Restructuring and discontinued operations	356	884
Vendor related	69	498
Miscellaneous taxes	77	228
Other	753	718

Accrued liabilities	$6,177	$6,218

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended
	April 4, 2010	April 5, 2009
Long-term debt	$518	$278
Obligations under capital leases	34	65
Other	(63)	(17)

Interest expense	$489	$326

Notes to Consolidated Financial Statements—(Continued)

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended
	April 4, 2010	April 5, 2009
Cash interest paid	$470	$456
Cash taxes paid—net	$68	$37

4. Long term debt

	April 4, 2010	January 3, 2010
Senior debt:
Revolving	$13,554	$16,066
Term	9,538	9,613

	23,092	25,679
Less: Current portion of long-term debt	(1,200)	(5,013)

Long-term debt	$21,892	$20,666

The Company has a loan agreement with Wells Fargo Capital Finance Corporation Canada (“Wells Fargo”) (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada (“EDC”), to be referred to collectively as the “Wells Fargo EDC Facilities”.

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders have amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate has also been increased by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

The Company incurred costs of $151 related to the amendment of the Wells Fargo EDC Facilities in 2009. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the remaining term of the credit facility.

Under the new amendment, required repayments of the term loan to EDC for fiscal 2010 are eliminated. Payments are scheduled to recommence on April 1, 2011 as quarterly installments of $925, with the remaining amounts outstanding due at maturity. The term loan to Wells Fargo is repayable in quarterly installments of $75, with the remaining amounts outstanding due at maturity.

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

At April 4, 2010 and January 3, 2010, there were Canadian dollar denominated cash balances of $4,842 and $6,997 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at April 4, 2010. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

Notes to Consolidated Financial Statements—(Continued)

5. Capital stock

Common stock

Issued and outstanding:

The issued and outstanding number of shares of common stock included in shareholders’ equity consisted of the following as of April 4, 2010:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the three month period	711,048	$6,728
Shares issued pursuant to:
Conversion to common stock	(8,000)	(76)

Balance at end of the period	703,048	$6,652

Common shares:
Balance at beginning of the three month period	13,935,284	$365
Shares issued pursuant to:
Exercise of stock options	36,667	—
Conversion of exchangeable shares	8,000	—

Balance at end of the period	13,979,951	$365

Special voting stock:
Balance at beginning of the three month period	1	$—

Balance at end of the period	1	$—

Total Common stock	14,683,000	$7,017

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

Exchangeable Share Warrants:

On March 3, 2004, the Company completed a private placement, of 33,350,000 Special Warrants (each “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company. Each Special Warrant was issued at a price of CDN $1.20 per Special Warrant.

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

Upon the adoption of guidance under ASC 815, “Derivatives and Hedging”, on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock on January 5, 2009, the Purchase Warrants were retrospectively reclassified as liabilities, without restatement of prior periods, as disclosed in Note 2 of the Form 10-K. As the fair value of these instruments at that date was determined to be nil, the amount attributed to these warrants was recorded as a reduction of opening deficit on January 5, 2009.

Notes to Consolidated Financial Statements—(Continued)

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the Form 10-K. There were no options granted during the three month period ended April 4, 2010. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended April 4, 2010 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2010	1,937,440	$1.72
Options exercised	(36,667)	$0.96

Outstanding at April 4, 2010	1,900,773	$1.74	$2,276	4.4

Exercisable at April 4, 2010	1,225,777	$2.14	$1,163	4.6

During the three month periods ended April 4, 2010 and April 5, 2009, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $47 and $89, respectively. At April 4, 2010, compensation expense of $389 related to non-vested stock options had not been recognized.

Deferred share units

Deferred Share Units were granted to directors and the Chief Executive Officer of the Company as remuneration. During the three months ended April 4, 2010 and April 5, 2009, no deferred share units were granted.

At both April 4, 2010 and January 3, 2010, 335,666 deferred share units were outstanding.

Deferred Share Unit compensation expense for the three months ended April 4, 2010 was $527, compared with recovery of $79 for the three months ended April 5, 2009.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6. Restructuring and other charges

In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $33 in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession under the 2009 Plan. There were no amounts in the restructuring accrual relating to the 2009 Plan as at either January 3, 2010 or April 4, 2010.

7. Income taxes

During the three months ended April 4, 2010 and April 5, 2009, the Company recorded a net income tax expense of $80 and $164, respectively, primarily related to minimum taxes in certain jurisdictions.

At January 3, 2010, the Company had total net operating loss (“NOL”) carry forwards of $113,058, which will expire in the years presented below:

2010	$10,278
2012	1,260
2014	4,154
2015	1,819
2018	1,078
2019	60
2020	30
2021	19,160
2022	16,207
2023	27,270
2025-2029	31,742

$113,058

Notes to Consolidated Financial Statements—(Continued)

At April 4, 2010 and January 3, 2010, the Company had gross unrecognized tax benefits of $327 and $312, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2002 to 2009 remain open for review by tax authorities in Canada. Tax years 2004 to 2009 remain open for review by tax authorities in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $204 and $203 accrued for interest and penalties as of April 4, 2010 and January 3, 2010, respectively. The increase is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. ASC 740, “Income Taxes” (“ASC 740”), states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. As a result of a review undertaken in the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets arising from its operations in the jurisdictions to which the deferred tax assets relate. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continued to have a full valuation allowance established for the deferred tax assets. In addition, the Company expects to continue to provide a full valuation allowance for the assets relating to the U.S and Canadian jurisdictions until it can demonstrate a sustained level of profitability that establishes its ability to utilize the assets in the jurisdictions to which the assets relate.

8. Discontinued operations

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

	Three months ended
	April 4, 2010	April 5, 2009
Discontinued Operations Before Disposal:
Revenue	$—	$3,524
Loss from discontinued operations, net of taxes	$—	$(1,604)

The following table details the change in the discontinued operations accrual for the period ended April 4, 2010:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)

Accrual balance as at January 3, 2010	$225	$587	$72	$884
Cash payments	(78)	(430)	(20)	(528)

Accrual balance as at April 4, 2010	$147	$157	$52	$356

Notes to Consolidated Financial Statements—(Continued)

Remaining accrued amounts relating to the discontinued operations are expected to be paid out by the second quarter of 2010 through drawdowns on the revolving credit facilities.

9. Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 4, 2010	April 5, 2009
Basic weighted average shares outstanding	14,654,392	14,646,333
Dilutive stock options (a) (b)	165,568	—

Diluted weighted average shares outstanding	14,819,960	14,646,333

(a)

As a result of the net loss from continuing operations for the three months ended April 5, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)	For the three months ended April 4, 2010, dilutive stock options were determined using the treasury stock method, using an average share price of $1.58 per share.

For the three months ended April 4, 2010, the calculation did not include 727,440 stock options as the effect would have been anti-dilutive.

10. Segmented information

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. The Canadian segment absorbs a substantial portion of corporate costs. Information about the operating segments is as follows for the three months ended April 4, 2010 and April 5, 2009:

	Three months ended
	April 4, 2010	April 5, 2009
Revenues
Mexico	$26,124	$13,427
Asia	16,860	13,297
Canada	14,496	16,505
U.S.	4,822	2,654

Total	$62,302	$45,883

Intersegment revenue
Mexico	$(463)	$(638)
Canada	(424)	(304)
U.S.	(61)	(3)

Total	$(948)	$(945)

Net external revenue
Mexico	$25,661	$12,789
Asia	16,860	13,297
Canada	14,072	16,201
U.S.	4,761	2,651

Total	$61,354	$44,938

EBITA
Mexico	$3,118	$240
Asia	228	551
Canada	(1,095)	69
U.S.	385	(439)

Total	$2,636	$421

Interest	489	326
Restructuring charges	—	815

Earnings (loss) before income taxes	$2,147	$(720)

Notes to Consolidated Financial Statements—(Continued)

Capital additions

The following table contains capital additions for the three months ended April 4, 2010 and April 5, 2009:

	Three months ended
	April 4, 2010	April 5, 2009
Mexico	$69	$48
Asia	604	5
Canada	4	84
U.S.	15	26

Total	$692	$163

	April 4, 2010	January 3, 2010
Long-lived assets (a)
Mexico	$10,944	$11,267
Asia	621	41
Canada	1,896	2,049
U.S.	881	909

Total	$14,342	$14,266

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 4, 2010 and April 5, 2009:

	Three months ended
	April 4, 2010	April 5, 2009
U.S.	$33,417	$14,943
Canada	15,433	21,403
Asia	12,470	8,301
Europe	31	285
Mexico	3	6

Total	$61,354	$44,938

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

Notes to Consolidated Financial Statements—(Continued)

During the three months ended April 4, 2010, four customers individually comprised 21.7%, 16.1%, 11.5% and 11.2% (April 5, 2009 – 21.7%, 18.8%, 15.2% and 13.5%) of total revenue from continuing operations across all geographic segments. As of April 4, 2010, these customers represented 19%, 12%, 11% and 4%, respectively, (January 3, 2010 – 35%, 24%, 3% and 9%, respectively) of the Company’s trade accounts receivable.

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

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 19, 2010. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on March 19, 2010, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with over 1000 employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in the first quarter of 2010

As expected, first quarter results were significantly improved both sequentially and over the same quarter last year. The Company’s revenues increased 20% sequentially and 37% compared to the first quarter of 2009. Several longstanding customers are experiencing stronger end markets and are increasing production demand to reestablish inventory levels in response to positive broader signs that the overall North American economy is recovering. Importantly, the Company has also experienced growth from newer customers. The Company entered and exited the first quarter with a substantial order backlog as strong demand for the Company’s services continued.

For the quarter, the Company recorded net income of $2.1 million which includes a $574 thousand charge for non-cash stock based compensation. Excluding this charge, net income would be $2.6 million. The Company generated $3.7 million in cash from operations, of which $3.3 million was generated from earnings and $0.4 million from working capital despite continuing higher inventory levels resulting from component shortages and increased demand that drive higher inventory levels and revenue backlog. Net bank debt levels were reduced by approximately $3 million to $21.3 million.

On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates . The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement. Under the new amendment, required repayments of the term loan to EDC for fiscal 2010 are eliminated. Payments are scheduled to recommence on April 1, 2011.

The Company is in compliance with its debt covenants as at April 4, 2010 and expects to continue to be in compliance with these covenants for the foreseeable future.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 4, 2010 compared with the quarter ended April 5, 2009:

The following table sets forth summarized operating results in millions of U.S.$ for the periods indicated:

	Three months ended April 4, 2010		Three months ended April 5, 2009		Change 2010 to 2009
	$	%	$	%	$	%
Revenue	$61.4	100.0%	$44.9	100.0%	$16.5	36.7%
Cost of sales	55.0	89.6%	41.0	91.3%	14.0	34.1%

Gross profit	6.4	10.4%	3.9	8.7%	2.5	64.1%
Selling, general and administrative expenses	3.7	6.0%	3.5	7.8%	0.2	5.7%
Restructuring charges	—	—	0.8	1.8%	(0.8)	(100.0)%

Operating earnings (loss)	2.7	4.4%	(0.4)	(0.9)%	3.1	775.0%
Interest expense	0.5	0.8%	0.3	0.7%	0.2	66.7%

Earnings (loss) before income taxes	2.2	3.6%	(0.7)	(1.6)%	2.9	414.3%
Income tax expense
Current	0.1	0.2%	—	0.0%	0.1	NA
Deferred	—	—	0.2	0.4%	(0.2)	(100.0)%

	0.1	0.2%	0.2	0.4%	(0.1)	(50.0)%

Income(loss) from continuing operations	2.1	3.4%	(0.9)	(2.0)%	3.0	333.3%
Loss from discontinued operations	—	—	(1.6)	(3.6)%	1.6	100.0%

Net earnings (loss)	$2.1	3.4%	$(2.5)	(5.6)%	$4.6	184.0%

Revenue

Revenue increased $16.5 million, or 36.7%, from $44.9 million for the first quarter of 2009 to $61.4 million for the first quarter of 2010 as substantially all of SMTC’s long standing customers’ end markets were favourably impacted by increased demand and inventory rebuilding. In addition, newer customers including those announced in the past several months and introduced in 2009, have contributed $3 million in increased revenue over the same period last year and customers for which we gained greater share have contributed $7 million year over year. This has been somewhat offset by reductions from certain other long standing customers.

During the first quarter of 2010, revenue from the industrial sector significantly increased compared to the same quarter of 2009, $50.1 million for the first quarter of 2010 compared with $35.2 million for the same period in 2009, a result of the general increase by all customers and the ramp up of newer customers offsetting reductions in other customers. Revenue from the industrial sector as a percentage of total revenue increased to 81.7% in the first quarter of 2010, compared with 78.5% of total revenue in the first quarter of 2009 as a result of the ramp of our new industrial customers.

During the first quarter of 2010, revenue from the communications sector increased slightly as end markets improved compared with the same quarter of 2009, $5.1 million for the first quarter of 2010 compared with $4.8 million in 2009. Revenue from the communication sector represented 8.2% of total revenue in the first quarter of 2010, compared with 10.6% of total revenue in the first quarter of 2009.

During the first quarter of 2010, revenue from the networking and enterprise computing sector increased compared with the same quarter of 2009, $6.2 million for the first quarter of 2010 compared with $4.9 million in 2009, driven by increases from certain new customers and customers where the Company has an expanded share of business. Revenue from the networking and enterprise computing sector represented 10.1% of total revenue in the first quarter of 2010, down from 10.9% of total revenue in the first quarter of 2009.

During the first quarter of 2010, we recorded approximately $0.2 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.3 million in the first quarter of 2009. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.1% of revenue during the first quarter of 2010, compared to 91.7% in the first quarter of 2009. Revenue from our four largest customers during the first quarter of 2010 were $13.3 million, $9.9 million, $7.1 million and $6.9 million representing 21.7%, 16.1%, 11.5% and 11.2% of total revenue for the first quarter of 2010, respectively. This compares with revenue of $9.7 million, $8.5 million, $6.8 million and $6.1 million, representing 21.7%, 18.8%, 15.2% and 13.5% of total revenue from continuing operations for our four largest customers for the first quarter of 2009, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2010, 41.8% of our revenue was attributable to our operations in Mexico, 27.5% in Asia, 22.9% in Canada, and 7.8% in the U.S. During the first quarter of 2009, 36.0% of our revenue from continuing operations was attributable to our operations in Canada, 29.6% in Asia, 28.5% in Mexico and 5.9% in the United States.

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

Gross Profit

Gross profit for the first quarter of 2010 increased by $2.5 million, or 64.1%, to $6.4 million when compared to the same period in 2009. Gross margin as a percent of sales increased to 10.4% from 8.8%. This is largely due to increased revenue levels, cost control initiatives, a reduction in certain allowances and improved efficiency.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.2 million, or 5.7%, during the first quarter of 2010 to $3.7 million, from $3.5 million in the first quarter of 2009. As a percent of revenues, expenses decreased to 6.1% from 7.8% The increase in absolute dollars is largely due to a $0.6 million charge for non-cash stock based compensation costs, a $0.3 million charge for variable based employee compensation, offset by reduced legal and other professional fees compared to the first quarter of 2009 and the impact of foreign exchange on the strengthening Canadian dollar.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Interest Expense

Interest expense increased from $0.3 million in the first quarter of 2009 to $0.5 million for the first quarter of 2010, an increase of $0.2 million resulting from higher debt levels, increased interest rates due to market rate increases and a recovery of interest from prior periods recorded in the first quarter of 2009. Interest expense in both the first quarter of 2010 and 2009 included the amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 5.6% and 4.8% for each of the first quarters of 2010 and 2009, respectively.

Restructuring Charges

There were no restructuring charges in the first quarter of 2010.

In the first quarter of 2009, the Company recorded restructuring charges of $0.8 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.

Income Tax Expense

During the first quarter of 2010, the Company recorded income tax expense of $0.1 million related to minimum taxes in certain jurisdictions, compared to a net income tax expense of $0.2 million related to minimum tax in the first quarter of 2009.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the industry’s economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

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

Loss from discontinued operations before disposal was $1.6 million in the first quarter of 2009, and nil in the first quarter of 2010.

Liquidity

Net cash generated in operating activities during the three months ended April 4, 2010 was $3.7 million driven by the net income recorded by the Company. Net working capital decreased by $0.4 million primarily due to decreases in accounts receivable and accrued liabilities largely offset by increases in inventory and accounts payable. Accounts receivable days sales outstanding were 49 and 56 days for each of the three months ended April 4, 2010 and April 5, 2009, respectively. Inventory turnover, on an annualized basis was 5 times for the first quarter of both 2010 and 2009. Accounts payable days outstanding were 76 days at the end of the first quarter of 2010 compared to 71 days for the same period in 2009.

Net cash used in financing activities during the three months ended April 4, 2010 was $2.7 million and in the three months ended April 5, 2009 was $0.8 million. During the three months ended April 4, 2010, the Company repaid debt of $2.6 million.

Net cash used by investing activities during the three months ended April 4, 2010 was $0.7 million and the three months ended April 5, 2009 was $0.2 million, pertaining to additions of property, plant and equipment.

All accruals related to the disposal of the Boston facility are expected to be settled by the end of the second quarter of 2010.

Capital Resources

On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates . The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement. Under the new amendment, required repayments of the term loan to EDC for fiscal 2010 are eliminated. Payments are scheduled to recommence on April 1, 2011. The Company was in compliance with the required financial covenants as of April 4, 2010.

We believe that cash generated from operations, available cash and amounts available under our Wells Fargo EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Wells Fargo EDC

Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During the three months ended April 4, 2010, there were no additions of property, plant and equipment acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended April 4, 2010 was 5.6%. At April 4, 2010, the interest rate on our U.S. revolving credit facility is 5.25% based on the U.S. prime rate, and our Canadian term debt bore interest at 6.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 3, 2010. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of April 4, 2010.

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

We operate in a highly competitive and dynamic marketplace in which current and prospective customers often seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in the process. Furthermore, even if we are successful, there is the potential for our margins to decrease.

Our four largest customers represented 21.7%, 16.1%, 11.5% and 11.2% of total revenue from continuing operations for the three months ended April 4, 2010, respectively. For the first quarter of 2010, our top ten largest customers collectively represented 89.1% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Risks particular to our international manufacturing operations could adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;

•	longer payment cycles and greater difficulty in collecting amounts receivable;

•	reduced credit and payment terms with vendors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	increases in duties and taxation;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	trade restrictions; and

•	maintaining a good relationship with Alco, our manufacturing partner in China.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement. Under the new amendment, required repayments of the term loan to EDC for fiscal 2010 are eliminated. Payments are scheduled to recommence on April 1, 2011. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Our debt under the Wells Fargo EDC Facilities could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our Wells Fargo EDC Facilities. These covenants, applicable to specific four quarter rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a maximum total debt to EBITDA ratio, and (iii) maximum capital expenditures. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the Wells Fargo EDC Facilities.

•

Our Wells Fargo EDC Facilities contains subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the Wells Fargo EDC Facilities or successor facilities.

Item 6	Exhibits

10.1	Letter of amendment dated May 18, 2010 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.2	Letter of amendment dated May 18, 2010 between Wells Fargo Capital Finance Corporation Canada (Formerly known as Wachovia Capital Finance Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/S/ JOHN CALDWELL
Name:	John Caldwell
Title:	President and CEO

By	/S/ JANE TODD
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 19, 2010

EXHIBIT INDEX

10.1	Letter of amendment dated May 18, 2010 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc.

10.2	Letter of amendment dated May 18, 2010 between Wells Fargo Capital Finance Corporation Canada (Formerly known as Wachovia Capital Finance Corporation (Canada)) and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 19, 2010.