Form 10-Q
period 2010-07-04
SMTC CORP
filed 2010-08-06
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of July 4, 2010, SMTC Corporation had 14,435,787 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of July 4, 2010, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 605,548 exchangeable shares outstanding, excluding 7,342,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	July 4, 2010	January 3, 2010
Assets
Current assets:
Cash	$2,103	$1,589
Accounts receivable—net (note 3)	44,268	37,688
Inventories (note 3)	46,473	37,026
Prepaid expenses	1,646	2,122

	94,490	78,425
Property, plant and equipment—net (note 3)	13,835	14,266
Deferred financing costs—net (note 3)	590	627
Deferred income taxes (note 7)	291	290

	$109,206	$93,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,134	$41,589
Accrued liabilities (note 3)	7,453	6,218
Income taxes payable	518	540
Current portion of long-term debt (note 4)	2,053	5,013
Current portion of capital lease obligations	793	789

	61,951	54,149
Long-term debt (note 4)	22,840	20,666
Capital lease obligations	156	543
Commitments and contingencies (note 11)

Shareholders’ equity:
Capital stock (note 5)	6,099	7,093
Additional paid-in capital	255,063	253,304
Deficit	(236,903)	(242,147)

	24,259	18,250

	$109,206	$93,608

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenue		$71,215	$39,153	$132,569	$84,091
Cost of sales		62,854	35,178	117,842	76,176

Gross profit		8,361	3,975	14,727	7,915
Selling, general and administrative expenses		4,648	3,083	8,378	6,602
Restructuring charges (recoveries)	Note 6	—	(32)	—	783

Operating earnings		3,713	924	6,349	530
Interest expense	Note 3	451	539	940	865

Earnings (loss) before income taxes		3,262	385	5,409	(335)
Income tax expense (recovery)	Note 7
Current		69	15	164	44
Deferred		16	(23)	1	112

		85	(8)	165	156

Net earnings (loss) from continuing operations		$3,177	$393	$5,244	$(491)
Loss from discontinued operations	Note 10	—	(3,843)	—	(5,447)
Net earnings (loss), also being comprehensive income (loss)		3,177	(3,450)	5,244	(5,938)

Earnings (loss) per share of common stock:
Basic
Continuing operations		$0.21	$0.03	$0.36	$(0.03)
Discontinued operations		—	(0.27)	—	(0.38)

Total		$0.21	$(0.24)	$0.36	$(0.41)

Diluted
Continuing operations		$0.20	$0.03	$0.34	$(0.03)
Discontinued operations		—	(0.27)	—	(0.38)

Total		$0.20	$(0.24)	$0.34	$(0.41)

Weighted average number of shares outstanding
Basic		14,820,961	14,646,333	14,737,676	14,646,333
Diluted	Note 8	15,704,178	14,646,333	15,368,658	14,646,333

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 4, 2010 and July 5, 2009

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250
Stock-based compensation	—	—	97	—	97
Conversion of shares from exchangeable to common stock	(998)	—	998	—	—
Exercise of stock options	4	—	664	—	668
Net income	—	—	—	5,244	5,244

Balance, July 4, 2010	$6,099	$—	$255,063	$(236,903)	$24,259

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle – January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	89	—	89
Conversion of shares from exchangeable to common stock	(37)	—	37	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(5,938)	(5,938)

Balance, July 5, 2009	$7,419	$—	$252,596	$(244,490)	$15,525

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Cash provided by (used in):
Operations:
Net income (loss)	$3,177	$(3,450)	$5,244	$(5,938)
Items not involving cash:
Depreciation	642	681	1,249	1,398
Gain on disposition of property, plant and equipment	—	(224)	—	(224)
Deferred income taxes	14	(23)	(1)	112
Non-cash interest	61	64	137	128
Stock-based compensation	74	178	648	188
Change in non-cash operating working capital:
Accounts receivable	(10,888)	1,740	(6,580)	2,502
Inventories	(967)	2,797	(9,447)	9,337
Prepaid expenses	(198)	494	476	129
Income taxes payable	(60)	30	(22)	13
Accounts payable	5,177	(3,728)	9,545	(8,821)
Accrued liabilities	1,261	1,838	702	399

	(1,707)	397	1,951	(777)
Financing:
Increase (decrease) in revolving debt	1,876	714	(636)	808
Repayment of long-term debt	(75)	(400)	(150)	(800)
Principal payment of capital lease obligations	(217)	(595)	(383)	(979)
Deferred financing costs	(100)	—	(100)	(151)
Proceeds from issuance of common stock	633	—	668	—

	2,117	(281)	(601)	(1,122)
Investing:
Purchase of property, plant and equipment	(144)	(119)	(836)	(282)
Proceeds from sale of property, plant and equipment	—	830	—	830

	(144)	711	(836)	548

Increase (decrease) in cash	266	827	514	(1,351)
Cash, beginning of period	1,837	445	1,589	2,623

Cash, end of the period	$2,103	$1,272	$2,103	$1,272

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past nine years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong headquartered, publicly-traded company with large scale manufacturing operations in China. Currently, the Company is operating under a manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides the Company’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The new facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the comparative reporting periods.

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

2. Accounting changes and recent accounting pronouncements

Accounting Changes

(a)	Fair Value Measurements and Disclosures:

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

(b)	In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”) which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 added a definition of the term “SEC filer” and requires SEC filers and certain other entities to evaluate subsequent events through the date the financial statements are issued. It also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted these new requirements in the first quarter of 2010.

Recent Accounting Pronouncements

(a)	In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this ASU to its consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

Changes in Accounting Estimates

(a)	In the course of acquiring machinery and equipment used in the surface mount process at the beginning of the first quarter of 2010, the Company conducted an asset by asset review of the estimated useful life of machinery and equipment used in that process. Based on those findings, the estimated useful life of certain items of that class of assets was increased from 7 years to approximately 10 years, depending on the individual asset. This change in estimate was applied to all existing and new assets of this class on a prospective basis from January 3, 2010. This change in estimate for the quarter ended July 4, 2010 resulted in an increase to net income of $71 and no change to earnings per share, and for the six months ended July 4, 2010, an increase to net income of $142 and a $0.01 increase to earnings per share.

3. Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and six months ended for each of the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

Consolidated balance sheets

Accounts receivable – net:

	July 4, 2010	January 3, 2010
Accounts receivable	$44,089	$37,709
Taxes receivable	537	537
Allowance for doubtful accounts	(358)	(558)

Accounts receivable—net	$44,268	$37,688

Inventories:

	July 4, 2010	January 3, 2010
Raw materials	$31,684	$22,618
Work in process	11,408	10,564
Finished goods	2,332	2,789
Parts	1,049	1,055

Inventories	$46,473	$37,026

Deferred financing costs:

	July 4, 2010	January 3, 2010
Deferred financing costs	$2,777	$2,677
Accumulated amortization	(2,187)	(2,050)

	$590	$627

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment – net:

	July 4, 2010	January 3, 2010
Cost:
Land	$1,648	$1,648
Buildings	9,870	9,852
Machinery and equipment (a)	30,793	30,065
Office furniture and equipment	2,393	2,393
Computer hardware and software (b)	9,049	8,959
Leasehold improvements	3,099	3,099

	56,852	56,016

Less accumulated depreciation:
Land	—	—
Buildings	(5,027)	(4,776)
Machinery and equipment (a)	(24,052)	(23,186)
Office furniture and equipment	(2,316)	(2,305)
Computer hardware and software (b)	(8,704)	(8,592)
Leasehold improvements	(2,918)	(2,891)

	(43,017)	(41,750)

Property, plant and equipment—net	$13,835	$14,266

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,141 as at both July 4, 2010 and January 3, 2010 and associated accumulated depreciation of $4,429 and $3,998 as of July 4, 2010 and January 3, 2010, respectively. The related depreciation expense for the three months ended July 4, 2010 and July 5, 2009 were $215 and $259, respectively. Related depreciation expense for the six months ended July 4, 2010 and July 5, 2009 was $431 and $517, respectively.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 as at both July 4, 2010 and January 3, 2010, and associated accumulated depreciation of $181 and $137, as of July 4, 2010 and January 3, 2010, respectively. The related depreciation expense for both the three months ended July 4, 2010 and July 5, 2009 was $22. Related depreciation expense for both the six months ended July 4, 2010 and July 5, 2009 was $44.

Accrued liabilities:

	July 4, 2010	January 3, 2010
Customer related	$1,418	$1,277
Interest and financing related	42	46
Payroll	4,410	2,079
Professional services	474	488
Restructuring and discontinued operations	95	884
Vendor related	120	498
Miscellaneous taxes	131	228
Other	763	718

Accrued liabilities	$7,453	$6,218

Notes to Consolidated Financial Statements—(Continued)

Consolidated statements of operations

Interest expense:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Long-term debt	$465	$474	$983	$752
Obligations under capital leases	28	63	62	129
Other	(42)	2	(105)	(16)

Interest expense	$451	$539	$940	$865

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Cash interest paid	$442	$501	$912	$957
Cash taxes paid – net	$110	$11	$177	$48

4. Long-term debt

	July 4, 2010	January 3, 2010
Revolving	$15,430	$16,066
Term	9,463	9,613

	24,893	25,679
Less: Current portion of long-term debt	(2,053)	(5,013)

Long-term debt	$22,840	$20,666

The Company has a loan agreement with Wells Fargo Capital Finance Corporation Canada (“Wells Fargo”) (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada (“EDC”), to be referred to collectively as the “Wells Fargo EDC Facilities”.

On April 2, 2009, the Company received a waiver from its lenders with respect to what would have otherwise been a covenant violation at the time of filing of the Company’s fiscal 2008 financial statements. In addition, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate was increased by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

The Company incurred costs of $100 related to the amendment of the Wells Fargo EDC Facilities in 2010, and $151 in 2009. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the remaining term of the credit facility.

Notes to Consolidated Financial Statements—(Continued)

Under the new amendment, repayments of the term loan to EDC for fiscal 2010 have been postponed. Payments are scheduled to recommence on April 1, 2011 with quarterly installments of $926, and the remaining amounts outstanding due at maturity. The term loan to Wells Fargo is repayable in quarterly installments of $75, with the remaining amounts outstanding due at maturity.

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

At July 4, 2010 and January 3, 2010, there were Canadian dollar denominated cash balances of $9,576 and $6,997 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at July 4, 2010. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

5. Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of July 4, 2010:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	711,048	$6,728
Shares issued pursuant to:
Conversion to common stock	(105,500)	(999)

Balance at end of the period	605,548	$5,729

Common shares:
Balance at beginning of the six month period	13,935,284	$365
Shares issued pursuant to:
Exercise of stock options	395,003	4
Conversion of exchangeable shares	105,500	1

Balance at end of the period	14,435,787	$370

Special voting stock:
Balance at beginning of the six month period	1	$—

Balance at end of the period	1	$—

Total Common stock	15,041,336	$6,099

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

Notes to Consolidated Financial Statements—(Continued)

Exchangeable Share Warrants:

On March 3, 2004, the Company completed a private placement of 33,350,000 Special Warrants (each “Special Warrant” and collectively, the “Special Warrants”) of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company. Each Special Warrant was issued at a price of CDN $1.20 per Special Warrant.

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no options granted during the three and six month periods ended July 4, 2010. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended July 4, 2010 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2010	1,937,440	$1.72
Options forfeited	(767)	$17.17
Options exercised	(395,003)	$1.73

Outstanding at July 4, 2010	1,541,670	$1.71	$2,085	3.5

Exercisable at July 4, 2010	866,674	$2.26	$919	3.4

During the three month periods ended July 4, 2010 and July 5, 2009, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $50 and $60, respectively. For the six month periods ended July 4, 2010 and July 5, 2009, the corresponding amounts recorded were $97 and $149, respectively. At July 4, 2010, compensation expense of $338 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three and six months ended July 4, 2010, or the three and six months ended July 5, 2009.

At both July 4, 2010 and January 3, 2010, 335,666 deferred share units were outstanding.

Deferred Share Unit compensation expense for the three and six months ended July 4, 2010 was $24 and $551, respectively, compared with $118 and $39 for the three and six months ended July 5, 2009, reflecting mark-to-market adjustments.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6. Restructuring and other charges

In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $33 in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. In the second quarter of 2009, the Company recorded a restructuring recovery of $32 consisting of a recovery on severances. There were no amounts in the restructuring accrual relating to the 2009 Plan as at either January 3, 2010 or July 4, 2010.

Notes to Consolidated Financial Statements—(Continued)

7. Income taxes

During the three and six months ended July 4, 2010, the Company recorded a net income tax expense of $85 and $165, respectively, primarily related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation. During the three and six months ended July 5, 2009, the Company recorded a net income tax recovery of $8 and an expense of $156, respectively, primarily related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation.

At January 3, 2010, the Company had total net operating loss (“NOL”) carry forwards of $111,125, which will expire in the years presented below:

2010	$1,852
2012	1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	19,160
2022	16,207
2023	27,270
2026-2029	29,776

$111,125

At July 4, 2010 and January 3, 2010, the Company had gross unrecognized tax benefits of $308 and $312, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2002 to 2009 remain open for review by tax authorities in Canada. Tax years 2004 to 2009 remain open for review by tax authorities in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $197 and $203 accrued for interest and penalties as of July 4, 2010 and January 3, 2010, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

Notes to Consolidated Financial Statements—(Continued)

8. Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Basic weighted average shares outstanding	14,820,961	14,646,333	14,737,676	14,646,333
Dilutive stock options (a) (b)	883,217	—	630,982	—

Diluted weighted average shares outstanding	15,704,178	14,646,333	15,368,658	14,646,333

(a)

As a result of the net loss from continuing operations for the six months ended July 5, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended July 4, 2010 and July 5, 2009, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.45 and $0.60 per share, respectively. For the three months ended July 4, 2010 and July 5, 2009, the calculation did not include 56,673 and 1,732,875 stock options, respectively, as the effect would have been anti-dilutive.

For the six months ended July 4, 2010, dilutive options were determined using the treasury stock method, using an average share price of $2.53 per share. The calculation did not include 126,673 stock options as the effect would have been anti-dilutive.

9. Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Boston were classified as discontinued operations in the second quarter of 2009 and have been excluded from the United States segment in all periods presented. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. The Canadian segment absorbs a substantial portion of corporate costs. Information about the operating segments is as follows for the three and six months ended July 4, 2010 and July 5, 2009:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenues from continuing operations
Mexico	$35,115	$16,353	$61,240	$29,964
Asia	15,900	7,585	32,760	20,882
Canada	15,000	12,673	29,496	29,178
U.S.	7,028	3,307	11,850	5,961

Total	$73,043	$39,918	$135,346	$85,985

Intersegment revenue
Mexico	$(789)	$(609)	$(1,253)	$(1,431)
Canada	(1,037)	(153)	(1,461)	(457)
U.S.	(2)	(3)	(63)	(6)

Total	$(1,828)	$(765)	$(2,777)	$(1,894)

Net external revenue from continuing operations
Mexico	$34,326	$15,744	$59,987	$28,533
Asia	15,900	7,585	32,760	20,882
Canada	13,963	12,520	28,035	28,721
U.S.	7,026	3,304	11,787	5,955

Total	$71,215	$39,153	$132,569	$84,091

EBITA
Mexico	$4,426	$1,567	$7,544	$1,807
Asia	606	28	834	579
Canada	(2,215)	(574)	(3,310)	(505)
U.S.	896	(129)	1,281	(568)

Total	$3,713	$892	$6,349	$1,313

Interest	451	539	940	865
Restructuring charges (recoveries)	—	(32)	—	783

Earnings (loss) before income taxes	$3,262	$385	$5,409	$(335)

Notes to Consolidated Financial Statements—(Continued)

Capital additions

The following table contains capital additions for the three and six months ended July 4, 2010 and July 5, 2009:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Mexico	$62	$99	$131	$147
Asia	31	10	635	15
Canada	40	10	44	94
U.S.	11	—	26	26

Total	$144	$119	$836	$282

	July 4, 2010	January 3, 2010
Long-lived assets (a)
Mexico	$10,576	$11,267
Asia	626	45
Canada	1,783	2,049
U.S.	850	909

Total	$13,835	$14,266

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 4, 2010 and July 5, 2009:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
U.S.	$44,216	$14,725	$77,633	$29,667
Canada	16,773	18,542	32,206	39,945
Europe	9,798	73	9,829	358
Asia	422	5,809	12,892	14,111
Mexico	6	4	9	10

Total	$71,215	$39,153	$132,569	$84,091

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

Notes to Consolidated Financial Statements—(Continued)

During the three months ended July 4, 2010, four customers individually comprised 17.4%, 14.7%, 14.0% and 11.9% (July 5, 2009 – 20.6%, 18.2%, 15.9% and 10.4%) of total revenue from continuing operations across all geographic segments. During the six months ended July 4, 2010 four customers individually comprised 17.6%, 16.8%, 13.1% and 11.7%% (July 5, 2009 – 19.6%, 19.0%, 12.3% and 11.2%) of total revenue from continuing operations across all geographic segments. As of July 4, 2010, these customers represented 18%, 10%, 3% and 15%, respectively, (January 3, 2010, 35%, 24%, 3% and 9%, respectively) of the Company’s trade accounts receivable.

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

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Discontinued Operations Before Disposal:
Revenue	$—	$2,795	$—	$6,319

Loss from discontinued operations before disposal, net of taxes	$—	$(1,464)	$—	$(3,068)
Disposal:
Loss on disposal, net of taxes	—	(2,379)	—	(2,379)

Loss from discontinued operations, net of taxes	$—	$(3,843)	$—	$(5,447)

The loss on disposal recorded in the three months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets.

The following is a summary of the loss on disposal recorded in the three and six months ended July 5, 2009:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Disposal of fixed assets	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the three and six months ended July 4, 2010:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)

Accrual balance as at January 3, 2010	225	587	72	884
Cash payments	(78)	(430)	(20)	(528)

Accrual balance as at April 4, 2010	147	157	52	356
Cash payments	(84)	(157)	(20)	(261)

Accrual balance as at July 4, 2010	$63	$—	$32	$95

Notes to Consolidated Financial Statements—(Continued)

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

Developments in 2010

Second quarter results were significantly improved both sequentially and over the same quarter last year. The Company’s revenues increased 16% sequentially and 82% compared with the second quarter of 2009. The majority of the Company’s longstanding customers are experiencing stronger end markets and are increasing production demand to rebuild inventory levels in response to positive broader signs that the overall North American economy is recovering. Importantly, the Company has also experienced growth from newer customers. The Company entered the second quarter with a substantial backlog and likewise ended the quarter with a similar backlog and continued strong demand trends.

For the quarter ended July 4, 2010, the Company recorded net income of $3.2 million compared to a net loss of $3.4 million in the prior year. The increase was due to increased revenue levels, cost control initiatives and there were no losses from discontinued operations in the current year. For the first quarter of the year, the Company recorded net income of $2.1 million which includes a $574 thousand charge for non-cash stock based compensation. Excluding this charge, net income would have been $2.6 million.

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

The Company is in compliance with its debt covenants as at July 4, 2010 and expects to continue to be in compliance with these covenants for the foreseeable future.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 4, 2010 compared with the quarter ended July 5, 2009:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 4, 2010		Three months ended July 5, 2009		Change 2010 to 2009
	$	%	$	%	$	%
Revenue	$71.2	100.0%	$39.2	100.0%	$32.0	81.6%
Cost of sales	62.9	88.3%	35.2	89.8%	27.7	78.7%

Gross profit	8.3	11.7%	4.0	10.2%	4.3	107.5%
Selling, general and administrative expenses	4.6	6.5%	3.1	7.9%	1.5	48.4%

Operating earnings	3.7	5.2%	0.9	2.3%	2.8	311.1%
Interest expense	0.4	0.6%	0.5	1.3%	(0.1)	(20.0)%

Earnings from continuing operations before income taxes	3.3	4.6%	0.4	1.0%	2.9	746.2%%
Income tax expenses
Current	0.1	0.1%	—	0.0%	0.1	—
Deferred	—	0.0%	—	0.0%	—	—

	0.1	0.1%	—		0.1	—

Income from continuing operations	$3.2	4.5%	$0.4	1.0%	$2.8	720.5%

Loss from discontinued operations	—	—	(3.8)	(9.7)%	3.8	100.0%
Net earnings (loss)	$3.2	4.5%	$(3.4)	(8.7)%	$6.6	193.8%

Revenue

Revenue from continuing operations increased $32.0 million, or 81.6%, from $39.2 million for the second quarter of 2009 to $71.2 million for the second quarter of 2010 as the majority of SMTC’s long standing customers’ end markets continued to be favorably impacted by increased demand and those customers also rebuilt inventory levels. In addition, newer customers including those announced in the past several months, have contributed $9.3 million in increased revenue. This has been partially offset by reductions from certain other long standing customers.

During the second quarter of 2010, revenue from the industrial sector increased compared with the same quarter of 2009; $60.5 million for the second quarter of 2010 compared with $30.8 million for the same period in 2009, as a result of increases for customers due improved economic conditions. Revenue from the industrial sector as a percentage of total revenue increased to 85.0% in the second quarter of 2010, compared with 78.6% in the second quarter of 2009.

Revenue from the communications sector increased compared with the same quarter of 2009; $3.8 million for the second quarter of 2010 compared with $1.9 million in 2009, which represented 5.3% of revenue in the second quarter of 2010, compared with 4.8% of revenue in the second quarter of 2009.

Revenue from the networking and enterprise computing sector increased to $6.9 million for the second quarter of 2010 compared with $6.5 million in 2009, which represented 9.7% of revenue in the second quarter of 2010, down from 16.6% of revenue in the second quarter of 2009. The revenue amounts remained consistent year over year, however there was a large decrease in the percentage of total revenue due to the large increase in the industrial sector revenue.

During the second quarter of 2010, the Company recorded approximately $1.0 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.5 million in the second quarter of 2009. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 90.7% of revenue from continuing operations during the second quarter of 2010, compared with 91.8% in the second quarter of 2009. Revenue from our four largest customers during the second quarter of 2010 were $12.4 million, $10.5 million, $10.0 million and $8.4 million, representing 17.4%, 14.7%, 14.0% and 11.9% of total revenue for the second quarter of 2010, respectively. This compares with revenue of $8.0 million, $7.1 million, $6.2 million, and $4.1 million, representing 20.6%, 18.2%, 15.9% and 10.4% of total revenue for the second quarter of 2009, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2010, 48.2% of our revenue was attributable to production from our operations in Mexico, 22.3% in Asia, 19.6% in Canada, and 9.9% in the U.S. During the second quarter of 2009, 40.2% of our revenue from continuing operations was attributable to our operations in Mexico, 32.0% in Canada, 19.4% in Asia, and 8.4% in the U.S.

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

Gross Profit

Gross profit for the second quarter of 2010 increased by $4.3 million, or 107.5%, to $8.3 million compared with the same period in 2009. This is largely due to increased revenue levels, combined with cost reductions in 2009 and continued cost management. Gross margin as a percent of sales increased from 10.2% in the second quarter of 2009 to 11.7% in the second quarter of 2010 as a result of cost containment initiatives and mix of business.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million, or 48.4%, during the second quarter of 2010 to $4.6 million, from $3.1 million in the second quarter of 2009 largely as a result of variable compensation, legal and professional fees.

Restructuring Charges

The Company recorded nominal restructuring recoveries for the second quarter of 2009, and nil in the second quarter of 2010.

Interest Expense

Interest expense decreased from $0.5 million in the second quarter of 2009 to $0.4 million for the second quarter of 2010, a decrease of $0.1 million primarily resulting from lower interest rates due to market rate reductions and the amended debt agreement signed this quarter, offset by higher average debt balances. Interest expense in the second quarter of both 2010 and 2009 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 5.0% and 5.5% for each of the second quarters of 2010 and 2009, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million during the second quarter of 2010 compared to a nominal amount in the second quarter of 2009.

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

At January 3, 2010, the Company had total net operating loss carry forwards of $111.1 million, of which $1.9 million will expire in 2010, $1.3 million will expire in 2012, $10.3 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and 2020, $19.2 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2026 and 2029.

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

Loss from discontinued operations before disposal was $1.4 million in the second quarter of 2009, and nil in the second quarter of 2010.

The $2.5 million loss on disposal recorded in the three months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets.

Six months ended July 4, 2010 compared with six months ended July 5, 2009:

The following table sets forth summarized operating results in millions of US$ for the periods ended:

	Six months ended July 4, 2010		Six months ended July 5, 2009		Change 2010 to 2009
	$	%	$	%	$	%
Revenue	$132.6	100.0%	$84.1	100.0%	$48.5	57.7%
Cost of sales	117.8	88.8%	76.2	90.6%	41.6	54.6%

Gross profit	14.8	11.2%	7.9	9.4%	6.9	87.3%
Selling, general and administrative expenses	8.5	6.4%	6.6	7.8%	1.9	28.8%
Restructuring charges	—	0.0%	0.8	1.0%	(0.8)	(100.0%)

Operating earnings	6.3	4.8%	0.5	0.6%	5.8	1160.0%
Interest expense	0.9	0.7%	0.8	1.0%	0.1	12.5%

Income (loss) from continuing operations before income taxes	5.4	4.1%	(0.3)	(0.4)%	5.7	1900.0%
Income tax expenses
Current	0.2	0.2%	0.1	0.1%	0.1	100.0%
Deferred	—	0.0%	0.1	0.1%	(0.1)	(100.0%)

	0.2	0.2%	0.2	0.2%	—	0.0%

Income (loss) from continuing operations	$5.2	3.9%	$(0.5)	(0.6)%	$5.7	1140.0%

Loss from discontinued operations	—	0.0%	(5.4)	(6.4)%	5.4	100.0%
Net earnings (loss)	$5.2	3.9%	$(5.9)	(7.0)%	$11.1	188.1%

Revenue

Revenue from continuing operations increased $48.5 million, or 57.7%, from $84.1 million for the first six months of 2009 to $132.6 million for the first six months of 2010 as many of SMTC’s long standing customers’ end markets continued to be favorably impacted by increased demand and inventory rebuilding. In addition, newer customers including those announced in the past several months, have contributed $12.3 million in increased revenue. This has been somewhat offset by reductions from certain other long standing customers.

During the first six months of 2010, revenue from the industrial sector represented 84.9% of revenue compared to 80.9% of revenue for the first six months of 2009. Revenue generated from the industrial sector increased by $44.4 million to $112.5 million in the first six months of 2010 compared to the first six months of 2009 to $68.1 million for the reasons cited above.

In both relative and absolute terms, the revenue generated from the communications sector in the first six months increased. In absolute terms, revenue increased by $2.2 million from $4.7 million in the first six months of 2009 to $6.9 million in the first six months of 2010 largely due to a new customer with $2.0 million of revenue.

Revenue from the networking and enterprise computing sector increased compared with the first six months of 2009; $13.1 million for the first six months of 2010 compared with $11.4 million in 2009. The increase is due to additional revenue from one long standing customer, revenue from a new customer and slightly offset by a decrease to one long standing customer.

During the first six months of 2010, we recorded approximately $1.3 million of sales of raw materials inventory to customers, which carried no margin, compared to $0.8 million in the first six months of 2009. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first six months of 2010, the Company’s ten largest customers represented 89.9% of revenue from continuing operations compared with 91.8% for the same period last year. Revenue from our four largest customers during the first six months of 2010 was $23.3 million, $22.3 million, $17.4 million and $15.5 million, representing 17.6%, 16.8%, 13.1% and 11.7%, respectively, of total revenue for the period. This compares with revenues from five customers of $16.5 million, $16.0 million, $11.0 million, $10.9 million and $9.6 million, representing 19.6%, 19.0%, 13.1%, 12.9%, and 11.4%, respectively, of total revenue from continuing operations for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first six months of 2010, 45.3% of our revenue from continuing operations was produced from operations in Mexico, 24.7% from Asia, 21.1% from Canada and 8.9% from the United States. During the first six months of 2009, 33.9% of our revenue from continuing operations was produced from operations in Mexico, 34.2% from Canada, 24.8% from Asia and 7.1% from the United States. The variance in Mexico and Canada is due to production of three customers being moved to Mexico from Canada.

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

Gross Profit

Gross profit increased $6.9 million from $7.9 million, or 9.4% of revenue, for the first six months of 2009 to $14.8 million, or 11.2% of revenue, for the first six months of 2010. The increase in the gross margin in the first six months of 2010 is largely due to increased revenue combined with improved efficiency as a result of cost containment initiatives and improved sales mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $1.9 million from $6.6 million, or 7.8% of revenue, for the first six months of 2009 to $8.5 million, or 6.4% of revenue, for the first six months of 2010. The increase in 2010 is largely related to higher incentive compensation, legal and other professional fees.

Restructuring Charges

In the first six months of 2009 the Company recorded restructuring charges of $0.8 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. No restructuring charges occurred in the first six months of 2010.

Interest Expense

Interest expense increased $0.1 million from $0.8 million for the first six months of 2009 to $0.9 million for the first six months of 2010, resulting from increased debt levels in the first quarter of 2010, and a recovery of interest from prior periods in the first quarter of 2009. Interest expense for the first six months of both 2010 and 2009 include amortization of deferred financing fees of $0.1 million. Excluding the amortization of deferred financing fees, and the reduction in interest expense in 2009 related to the recovery, interest expense was $0.9 million for both the first six months of 2009 and 2010. The weighted average interest rates with respect to the debt for the first six months of 2010 and 2009 were 5.3% and 5.2%, respectively.

Income Tax Expense

The Company recorded net income tax expense of $0.2 million, during the first six months of both 2009 and 2010, relating to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation.

Discontinued Operations

Loss from discontinued operations before disposal was $2.8 million in the first six months of 2009, compared with nil in the first six months of 2010.

The $2.6 million loss on disposal recorded in the six months ended July 5, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets.

Liquidity

Net cash provided in operating activities during the six months ended July 4, 2010 was $2.0 million driven by the net income generated by the Company. Net working capital increased by $5.3 million due to increases in accounts receivable and inventory, which were partially offset by increases in accounts payable and accrued liabilities. Accounts receivable days sales outstanding were 61 and 57 days for the six months ended July 4, 2010 and July 5, 2009. Inventory turnover, on an annualized basis was 5.1 times for the six months ended July 4, 2010 and compared to 5.5 times for the six months ended July 5, 2009. Accounts payable days outstanding were 79 days at the end of the first six months of 2010 compared to 68 days for the same period in 2009.

Net cash used in financing activities during the six months ended July 4, 2010 was $0.6 million and net cash used in the six months ended July 5, 2009 was $1.1 million. During the six months ended July 4, 2010, the Company repaid debt of $0.8 million, while during the same period in 2009 the Company’s net debt position did not change. During the six months ended July 4, 2010 the Company generated $0.7 million in proceeds from the issuance of common stock upon the exercise of stock options. Cash used in financing activities during the six months ended July 5, 2009 included a $0.4 million repayment of capital lease obligations as a result of the disposition of property, plant and equipment in Boston.

Net cash used in investing activities, pertaining to additions of property, plant and equipment during the six months ended July 4, 2010 was $0.8 million and net cash provided in the six months ended July 5, 2009 was $0.5 million. Cash provided in the six months ended July 5, 2009 consisted of $0.8 million provided by proceeds on the disposition of property, plant and equipment in Boston, offset by additions of property, plant and equipment of $0.3 million

All accruals related to the disposal of the Boston facility are expected to be settled by the end of the third quarter of 2010.

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

During the six months ended July 4, 2010, there were no additions of property, plant and equipment acquired via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended July 4, 2010 was 5.3%. At July 4, 2010, the interest rate on our U.S. revolving credit facility is 4.25% based on the U.S. prime rate, our U.S. term debt bore interest at 3.85% based on LIBOR and our Canadian term debt bore interest at 4.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 3, 2010. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of July 4, 2010.

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

Our four largest customers represented 17.6%, 16.8%, 13.1% and 11.7% of total revenue from continuing operations for the six months ended July 4, 2010, respectively. For the first six months of 2010, our top ten largest customers collectively represented 89.9% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. During fiscal year 2010, the Company has been experiencing an increase in lead times due to the effect of industry wide component shortages. Also, we may bear the risk of periodic component price increases, which could reduce operating income. Also we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On May 18, 2010, the Company and its lenders signed an amendment to extend the term of the debt agreement to July 2013, and to reset the EBITDA and leverage covenants, along with interest rates and the repayment schedule. The revolving line of credit now bears interest at prime to prime plus 1%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on a grid as specified in the debt agreement, which decreases as increasing rolling four-quarter EBITDA levels are achieved. Under the new amendment, repayments of the term loan to EDC for fiscal 2010 are postponed. Payments are scheduled to recommence on April 1, 2011. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

Item 6	Exhibits

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/S/ JOHN CALDWELL
Name:	John Caldwell
Title:	President and CEO

By	/S/ JANE TODD
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 6, 2010

EXHIBIT INDEX

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.