Form 10-Q
period 2010-10-03
SMTC CORP
filed 2010-11-12
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of October 31, 2010, SMTC Corporation had 15,067,487 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of October 31, 2010, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 583,848 exchangeable shares outstanding, excluding 7,364,462 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	October 3, 2010	January 3, 2010
Assets
Current assets:
Cash	$2,108	$1,589
Accounts receivable—net (note 3)	35,868	37,688
Inventories (note 3)	45,069	37,026
Prepaid expenses	1,464	2,122

	84,509	78,425
Property, plant and equipment—net (note 3)	13,353	14,266
Deferred financing costs—net (note 3)	535	627
Deferred income taxes (note 7)	300	290

	$98,697	$93,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,522	$41,589
Accrued liabilities (note 3)	8,317	6,218
Income taxes payable	554	540
Current portion of long-term debt (note 4)	2,904	5,013
Current portion of capital lease obligations	870	789

	54,167	54,149
Long-term debt (note 4)	17,211	20,666
Capital lease obligations	303	543
Commitments and contingencies (note 11)

Shareholders’ equity:
Capital stock (note 5)	6,046	7,093
Additional paid-in capital	255,292	253,304
Deficit	(234,322)	(242,147)

	27,016	18,250

	$98,697	$93,608

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenue		$65,381	$44,181	$197,950	$128,272
Cost of sales		57,518	40,446	175,360	116,622

Gross profit		7,863	3,735	22,590	11,650
Selling, general and administrative expenses		4,737	2,760	13,115	9,362
Restructuring charges	Note 6	—	—	—	783

Operating earnings		3,126	975	9,475	1,505
Interest expense	Note 3	436	473	1,376	1,338

Earnings before income taxes		2,690	502	8,099	167
Income tax expense	Note 7
Current		118	23	284	67
Deferred		(9)	17	(10)	129

		109	40	274	196

Net earnings (loss) from continuing operations		2,581	462	7,825	(29)
Loss from discontinued operations	Note 10	—	(297)	—	(5,744)

Net earnings (loss), also being comprehensive income (loss)		$2,581	$165	$7,825	$(5,773)

Earnings (loss) per share of common stock:
Basic
Continuing operations		$0.17	$0.03	$0.53	$—
Discontinued operations		—	(0.02)	—	(0.39)

Total		$0.17	$0.01	$0.53	$(0.39)

Diluted
Continuing operations		$0.16	$0.03	$0.51	$—
Discontinued operations		—	(0.02)	—	(0.39)

Total		$0.16	$0.01	$0.51	$(0.39)

Weighted average number of shares outstanding
Basic		15,049,668	14,646,333	14,841,673	14,646,333
Diluted	Note 8	15,745,506	14,646,333	15,422,228	14,646,333

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended October 3, 2010 and October 4, 2009

(Unaudited)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Shareholders’ equity
Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250
Stock-based compensation	—	—	139	—	139
Conversion of shares from exchangeable to common stock	(1,052)	—	1,052	—	—
Exercise of stock options	5	—	797	—	802
Net income	—	—	—	7,825	7,825

Balance, October 3, 2010	$6,046	$—	$255,292	$(234,322)	$27,016

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314
Cumulative effect of change in accounting principle—January 5, 2009 reclassification of warrants to opening deficit	—	(7,617)	—	7,617	—

Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Stock-based compensation	—	—	217	—	217
Conversion of shares from exchangeable to common stock	(245)	—	245	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Net loss	—	—	—	(5,773)	(5,773)

Balance, October 4, 2009	$7,211	$—	$252,872	$(244,325)	$15,758

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Cash provided by (used in):
Operations:
Net income (loss)	$2,581	$165	$7,825	$(5,773)
Items not involving cash:
Depreciation	643	695	1,892	2,093
Gain on disposition of property, plant and equipment	—	—	—	(224)
Deferred income taxes	(9)	17	(10)	129
Non-cash interest	55	64	192	192
Stock-based compensation	217	68	865	256
Change in non-cash operating working capital:
Accounts receivable	8,400	(3,987)	1,820	(1,485)
Inventories	1,404	173	(8,043)	9,510
Prepaid expenses	182	(384)	658	(255)
Income taxes payable	36	61	14	74
Accounts payable	(9,612)	1,322	(67)	(7,499)
Accrued liabilities	698	(675)	1,400	(276)

	4,595	(2,481)	6,546	(3,258)
Financing:
Increase (decrease) in revolving debt	(4,703)	3,117	(5,339)	3,925
Repayment of long-term debt	(75)	(563)	(225)	(1,363)
Principal payment of capital lease obligations	(211)	(207)	(594)	(1,186)
Proceeds from sale and leaseback	435	—	435	—
Deferred financing costs	—	—	(100)	(151)
Proceeds from issuance of common stock	134	—	802	—

	(4,420)	2,347	(5,021)	1,225
Investing:
Purchase of property, plant and equipment	(170)	(702)	(1,006)	(984)
Proceeds from sale of property, plant and equipment	—	—	—	830

	(170)	(702)	(1,006)	(154)

Increase (decrease) in cash	5	(836)	519	(2,187)
Cash, beginning of period	2,103	1,272	1,589	2,623

Cash, end of the period	$2,108	$436	$2,108	$436

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past nine years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong headquartered, publicly-traded company with large scale manufacturing operations in China. The Company operates under a manufacturing agreement with Alco, having established a dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides the Company’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

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

2. Recent accounting pronouncements and changes in accounting estimates

Recent Accounting Pronouncements

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

Changes in Accounting Estimates

In the course of acquiring machinery and equipment used in the surface mount process at the beginning of the first quarter of 2010, the Company conducted an asset by asset review of the estimated useful lives of machinery and equipment used in that process. Based on those findings, the estimated useful lives of certain items of that class of assets were increased from 7 years to approximately 10 years. This change in estimate was applied to all existing and new assets of this class on a prospective basis from January 3, 2010. This change in estimate for the quarter ended October 3, 2010 resulted in an increase to net income of $71 and no change to earnings per share, and for the nine months ended October 3, 2010, an increase to net income of $213 and a $0.01 increase to earnings per share.

3. Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the three and nine months ended for each of the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows.

Notes to Consolidated Financial Statements—(Continued)

Consolidated balance sheets

Accounts receivable – net:

	October 3, 2010	January 3, 2010
Accounts receivable	$35,643	$37,709
Taxes receivable	537	537
Allowance for doubtful accounts	(312)	(558)

Accounts receivable—net	$35,868	$37,688

Inventories:

	October 3, 2010	January 3, 2010
Raw materials	$31,038	$22,618
Work in process	10,077	10,564
Finished goods	2,827	2,789
Parts	1,127	1,055

Inventories	$45,069	$37,026

Deferred financing costs:

	October 3, 2010	January 3, 2010
Deferred financing costs	$2,777	$2,677
Accumulated amortization	(2,242)	(2,050)

	$535	$627

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment – net:

	October 3, 2010	January 3, 2010
Cost:
Land	$1,648	$1,648
Buildings	9,873	9,852
Machinery and equipment (a)	30,900	30,065
Office furniture and equipment	2,393	2,393
Computer hardware and software (b)	9,088	8,959
Leasehold improvements	3,120	3,099

	57,022	56,016

Less accumulated depreciation:
Land	—	—
Buildings	(5,154)	(4,776)
Machinery and equipment (a)	(24,493)	(23,186)
Office furniture and equipment	(2,321)	(2,305)
Computer hardware and software (b)	(8,769)	(8,592)
Leasehold improvements	(2,932)	(2,891)

	(43,669)	(41,750)

Property, plant and equipment—net	$13,353	$14,266

(a)

Included within machinery and equipment were assets under capital leases with costs of $7,576 and $7,141 as at October 3, 2010 and January 3, 2010, respectively and associated accumulated depreciation of $4,709 and $3,998 as of October 3, 2010 and January 3, 2010, respectively. The related depreciation expense for the three months ended October 3, 2010 and October 4, 2009 were $280 and $248, respectively. Related depreciation expense for the nine months ended October 3, 2010 and October 4, 2009 was $711 and $766, respectively.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 as at both October 3, 2010 and January 3, 2010, and associated accumulated depreciation of $203 and $137, as of October 3, 2010 and January 3, 2010, respectively. The related depreciation expense for both the three months ended October 3, 2010 and October 4, 2009 was $22. Related depreciation expense for both the nine months ended October 3, 2010 and October 4, 2009 was $66.

Accrued liabilities:

	October 3, 2010	January 3, 2010
Customer related	$1,794	$1,277
Payroll	5,037	2,079
Professional services	601	488
Restructuring and discontinued operations	42	884
Vendor related	124	498
Miscellaneous taxes	159	228
Other	560	764

Accrued liabilities	$8,317	$6,218

Notes to Consolidated Financial Statements—(Continued)

Consolidated statements of operations

Interest expense:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Long-term debt	$399	$439	$1,382	$1,191
Obligations under capital leases	35	32	97	160
Other	2	2	(103)	(13)

Interest expense	$436	$473	$1,376	$1,338

Consolidated statements of cash flows

Supplemental disclosures:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Cash interest paid	$390	$423	$1,302	$1,381
Cash taxes paid—net	$79	$19	$256	$67

4. Long-term debt

	October 3, 2010	January 3, 2010
Revolving	$10,727	$16,066
Term	9,388	9,613

	20,115	25,679
Less: Current portion of long-term debt	(2,904)	(5,013)

Long-term debt	$17,211	$20,666

The Company has a loan agreement with Wells Fargo Capital Finance Corporation Canada (“Wells Fargo”) (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada (“EDC”), to be referred to collectively as the “Wells Fargo EDC Facilities”.

On April 2, 2009, the Company received a waiver from its lenders. The Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants and eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and including the first quarter of the 2010 fiscal period. The interest rate was increased by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

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

Notes to Consolidated Financial Statements—(Continued)

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

At October 3, 2010 and January 3, 2010, there were Canadian dollar denominated cash balances of $6,958 and $6,997 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at October 3, 2010. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

5. Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of October 3, 2010:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	711,048	$6,728
Shares issued pursuant to:
Conversion to common stock	(111,200)	(1,053)

Balance at end of the period	599,848	$5,675

Common shares:
Balance at beginning of the nine month period	13,935,284	$365
Shares issued pursuant to:
Exercise of stock options	502,088	5
Conversion of exchangeable shares	111,200	1

Balance at end of the period	14,548,572	$371

Special voting stock:
Balance at beginning of the nine month period	1	$—

Balance at end of the period	1	$—

Total Common stock	15,148,421	$6,046

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no options granted during the three and nine month periods ended October 3, 2010. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended October 3, 2010 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2010	1,937,440	$1.72
Options forfeited	(3,767)	$6.48
Options exercised	(502,088)	$1.64

Outstanding at October 3, 2010	1,431,585	$1.74	$2,934	3.3

Exercisable at October 3, 2010	756,589	$2.39	$1,263	3.1

During the three month periods ended October 3, 2010 and October 4, 2009, the Company recorded stock-based compensation expense and a corresponding increase in contributed surplus of $42 and $68, respectively. For the nine month periods ended October 3, 2010 and October 4, 2009, the corresponding amounts recorded were $139 and $217, respectively. At October 3, 2010, compensation expense of $297 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three and nine months ended October 3, 2010, or the three and nine months ended October 4, 2009.

As at October 3, 2010 and January 3, 2010, the Company had 249,113 and 335,666, respectively, deferred share units outstanding.

Deferred Share Unit compensation expense for the three and nine months ended October 3, 2010 was $175 and $726, respectively, compared with nil and $39 for the three and nine months ended October 4, 2009, reflecting mark-to-market adjustments.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

6. Restructuring and other charges

In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican segment, $337 in the Canadian segment, and $33 in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. In the second quarter of 2009, the Company recorded a restructuring recovery of $32 consisting of a recovery on severances. There were no amounts in the restructuring accrual relating to the 2009 Plan as at either January 3, 2010 or October 3, 2010.

Notes to Consolidated Financial Statements—(Continued)

7. Income taxes

During the three and nine months ended October 3, 2010, the Company recorded a net income tax expense of $109 and $274, respectively, primarily related to minimum taxes in certain jurisdictions, combined with foreign exchange revaluation. During the three and nine months ended October 4, 2009, the Company recorded a net income tax expense of $40 and $196, respectively, primarily related to minimum taxes in certain jurisdictions, offset by foreign exchange revaluation.

At January 3, 2010, the Company had total net operating loss (“NOL”) carry forwards of $111,125, which will expire in the years presented below:

2010	$1,852
2012	1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	19,160
2022	16,207
2023	27,270
2026-2029	29,776

$111,125

At October 3, 2010 and January 3, 2010, the Company had gross unrecognized tax benefits of $308 and $312, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2002 to 2009 remain open for review by tax authorities in Canada. Tax years 2004 to 2009 remain open for review by tax authorities in the United States. In addition, 2001 contains an NOL that could potentially be carried forward and therefore remains open to the extent of the NOL.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $197 and $203 accrued for interest and penalties as of October 3, 2010 and January 3, 2010, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

Notes to Consolidated Financial Statements—(Continued)

8. Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	October 3, 2010	October 4 2009	October 3, 2010	October 4 2009
Basic weighted average shares outstanding	15,049,668	14,646,333	14,841,673	14,646,333
Dilutive stock options (a) (b)	695,838	—	580,555	—

Diluted weighted average shares outstanding	15,745,506	14,646,333	15,422,228	14,646,333

(a)

As a result of the net loss from continuing operations for the nine months ended October 4, 2009, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended October 3, 2010 and October 4, 2009, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.02 and $0.78 per share, respectively. For the three months ended October 3, 2010 and October 4, 2009, the calculation did not include 93,673 and 1,267,440 stock options, respectively, as the effect would have been anti-dilutive. For the nine months ended October 3, 2010, dilutive options were determined using the treasury stock method, using an average share price of $2.68 per share. The calculation did not include 290,340 stock options as the effect would have been anti-dilutive.

9. Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. Operations in Boston were classified as discontinued operations in the second quarter of 2009 and have been excluded from the United States segment in all periods presented. The Company monitors the performance of its geographic operating segments based on EBITA (earnings before interest, taxes and amortization) and before restructuring charges and discontinued operations. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product. The Canadian segment absorbs a substantial portion of corporate costs. Information about the operating segments is as follows for the three and nine months ended October 3, 2010 and October 4, 2009:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues from continuing operations
Mexico	$32,417	$19,139	$93,657	$49,103
Asia	13,672	11,615	46,432	32,497
Canada	14,992	10,250	44,488	39,428
U.S.	5,519	3,862	17,369	9,823

Total	$66,600	$44,866	$201,946	$130,851

Intersegment revenue
Mexico	$(455)	$(615)	$(1,708)	$(2,046)
Canada	(762)	(67)	(2,223)	(524)
U.S.	(2)	(3)	(65)	(9)

Total	$(1,219)	$(685)	$(3,996)	$(2,579)

Net external revenue from continuing operations
Mexico	$31,962	$18,524	$91,949	$47,058
Asia	13,672	11,615	46,432	32,497
Canada	14,230	10,183	42,265	38,904
U.S.	5,517	3,859	17,304	9,814

Total	$65,381	$44,181	$197,950	$128,272

EBITA
Mexico	$4,185	$1,233	$11,729	$3,040
Asia	430	324	1,264	903
Canada	(2,059)	(562)	(5,369)	(1,067)
U.S.	570	(20)	1,851	(588)

Total	$3,126	$975	$9,475	$2,288

Interest	436	473	1,376	1,338
Restructuring charges	—	—	—	783

Earnings before income taxes	$2,690	$502	$8,099	$167

Notes to Consolidated Financial Statements—(Continued)

Capital additions

The following table contains capital additions for the three and nine months ended October 3, 2010 and October 4, 2009:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Mexico	$64	$455	$195	$602
Asia	65	11	700	26
Canada	30	236	74	330
U.S.	11	—	37	26

Total	$170	$702	$1,006	$984

	October 3, 2010	January 3, 2010
Long-lived assets (a)
Mexico	$10,207	$11,267
Asia	664	41
Canada	1,661	2,049
U.S.	821	909

Total	$13,353	$14,266

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended October 3, 2010 and October 4, 2009:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
U.S.	$42,394	$21,846	$120,026	$51,513
Canada	16,857	15,911	49,063	55,856
Europe	5,870	99	15,700	457
Asia	257	6,319	13,149	20,429
Mexico	3	6	12	17

Total	$65,381	$44,181	$197,950	$128,272

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

During the three months ended October 3, 2010, three customers individually comprised 16.7%, 15.9% and 13.9% (October 4, 2009 – four customers 23.8%, 16.8%, 13.9% and 13.5%) of total revenue from continuing operations across all geographic segments. During the nine months ended October 3, 2010 four customers individually comprised 16.5%, 14.9%, 13.4% and

Notes to Consolidated Financial Statements—(Continued)

13.4% (October 4, 2009 – five customers 20.7%, 17.5%, 14.3%, 13.3% and 10.6%) of total revenue from continuing operations across all geographic segments. As of October 3, 2010, these customers represented 10%, 10%, 7% and 16%, respectively, (January 3, 2010, 35%, 24%, 3% and 9%, respectively) of the Company’s trade accounts receivable.

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

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Discontinued Operations Before Disposal:
Revenue	$—	$638	$—	$6,957

Loss from discontinued operations before disposal, net of taxes
	$—	$(297)	$—	$(3,365)

Disposal:
Loss on disposal, net of taxes	—	—	—	(2,379)

Loss from discontinued operations, net of taxes	$—	$(297)	$—	$(5,744)

The loss on disposal recorded in the nine months ended October 4, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets.

The following is a summary of the loss on disposal recorded in the nine months ended October 4, 2009:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Disposal of fixed assets	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the three and nine months ended October 3, 2010:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)

Accrual balance as at January 3, 2010	225	587	72	884
Cash payments	(78)	(430)	(20)	(528)

Accrual balance as at April 4, 2010	147	157	52	356
Cash payments	(84)	(157)	(20)	(261)

Accrual balance as at July 4, 2010	63	—	32	95
Cash payments	(51)	—	(2)	(53)

Accrual balance as at October 3, 2010	$12	$—	$30	$42

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1500 employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2010

Third quarter results were significantly stronger than the same quarter last year as the Company’s revenues increased by 48% and gross profit doubled compared with the third quarter of 2009. Several of the Company’s longstanding customers continue to experience stronger end markets than those of 2009. Importantly, the Company has also experienced growth from several newer customers. Sequentially revenue decreased by 8% due largely to the substantial backlog in the first half of the year as customers rebuilt inventories in response to positive signs of an economic recovery.

For the quarter ended October 3, 2010, the Company recorded net income of $2.6 million compared to net income of $0.2 million in the prior year. The increase was mainly due to increased revenue and a higher gross profit percentage as a result of revenue mix and continued cost management. The Company generated $4.6 million in cash from operations which was largely used to pay down debt; net debt was reduced to $18.0 million which is consistent with our record low. The third quarter follows two strong quarters earlier in the year, including the second quarter which was a record quarter for the Company. For the second quarter of the year, the Company recorded net income of $3.2 million compared to a net loss of $3.4 million in the prior year. For the first quarter of the year, the Company recorded net income of $2.1 million.

On May 18, 2010, the Company and its lenders signed a favourable amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit now bears interest at prime to prime plus 1% and the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, depending on the achievement of financial performance levels as specified in the debt agreement. Under the new amendment, required repayments of the term loan to EDC for fiscal 2010 are eliminated. Payments are scheduled to recommence on April 1, 2011.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended October 3, 2010 compared with the quarter ended October 4, 2009:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended October 3, 2010		Three months ended October 4, 2009		Change 2010 to 2009
	$	%	$	%	$	%
Revenue	$65.4	100.0%	$44.2	100.0%	$21.2	48.0%
Cost of sales	57.5	87.9%	40.4	91.4%	17.1	42.3%

Gross profit	7.9	12.1%	3.8	8.6%	4.1	107.9%
Selling, general and administrative expenses	4.8	7.3%	2.8	6.3%	2.0	71.4%

Operating earnings	3.1	4.7%	1.0	2.3%	2.1	210.0%
Interest expense	0.4	0.6%	0.5	1.1%	(0.1)	(20.0)%

Earnings from continuing operations before income taxes	2.7	4.1%	0.5	1.1%	2.2	451.0%
Income tax expense
Current	0.1	0.2%	—	0.0%	0.1	—
Deferred	—	0.0%	—	0.0%	—	—

	0.1	0.2%	—	0.0%	0.1	—

Income from continuing operations	2.6	4.0%	0.5	1.1%	2.1	430.6%

Loss from discontinued operations	—	—	(0.3)	(0.6)%	0.3	100.0%
Net earnings (loss)	$2.6	4.0%	$0.2	0.5%	$2.4	1268.4%

Revenue

Revenue from continuing operations increased $21.2 million, or 48.0%, from $44.2 million for the third quarter of 2009 to $65.4 million for the third quarter of 2010 as the majority of SMTC’s long standing customers’ end markets continued to be favorably impacted by increased demand. In addition, newer customers, including those announced in the past several months, have contributed $9.4 million in increased revenue.

During the third quarter of 2010, revenue from the industrial sector increased compared with the same quarter of 2009; $53.1 million for the third quarter of 2010 compared with $37.3 million for the same period in 2009, as a result of increases for customers due to improved economic conditions. Revenue from the industrial sector as a percentage of total revenue decreased to 81.3% in the third quarter of 2010 compared with 84.6% in the third quarter of 2009.

Revenue from the communications sector increased compared with the same quarter of 2009; $4.3 million for the third quarter of 2010 compared with $1.0 million in 2009, which represented 6.6% of revenue in the third quarter of 2010, compared with 2.2% of revenue in the third quarter of 2009. The increase is due to two new customers ramping to production volumes as well as increased volumes from current customers.

Revenue from the networking and enterprise computing sector increased to $7.9 million for the third quarter of 2010 compared with $5.8 million in 2009, which represented 12.1% of revenue in the third quarter of 2010, down from 13.2% of revenue in the third quarter of 2009.

During the third quarter of 2010, the Company recorded approximately $1.3 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.2 million in the third quarter of 2009. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented

87.6% of revenue from continuing operations during the third quarter of 2010, compared with 95.0% in the third quarter of 2009. Revenue from our three largest customers during the third quarter of 2010 was $10.9 million, $10.4 million, and $9.1 million, representing 16.7%, 15.9%, and 13.9% of total revenue for the third quarter of 2010, respectively. This compares with revenue from our four largest customers of $10.5 million, $7.4 million, $6.1 million, and $5.9 million, representing 23.8%, 16.8%, 13.9%, and 13.5% of total revenue for the third quarter of 2009, respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2010, 48.9% of our revenue was attributable to production from our operations in Mexico, 21.8% in Canada, 20.9% in Asia and 8.4% in the U.S. During the third quarter of 2009, 41.9% of our revenue from continuing operations was attributable to our operations in Mexico, 23.1% in Canada, 26.3% in Asia, and 8.7% in the U.S.

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

Gross Profit

Gross profit for the third quarter of 2010 increased by $4.1 million, or 107.9%, to $7.9 million compared with the same period in 2009. This is largely due to increased revenue levels, leveraging fixed costs, combined with continued cost management. Gross margin as a percent of sales increased from 8.6% in the third quarter of 2009 to 12.1% in the third quarter of 2010 as a result of mix of revenue and cost management.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million during the third quarter of 2010 to $4.8 million, from $2.8 million in the third quarter of 2009 largely as a result of accrued variable compensation, stock based compensation mark to market adjustments, increased staff, and higher professional fees.

Interest Expense

Interest expense decreased from $0.5 million in the third quarter of 2009 to $0.4 million for the third quarter of 2010, a decrease of $0.1 million primarily resulting from reduced debt levels and lower interest rates resulting from a favorable bank amendment. Interest expense in the third quarter of both 2010 and 2009 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 4.3% and 5.5% for each of the third quarters of 2010 and 2009, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million during the third quarter of 2010 compared to a nominal amount in the third quarter of 2009.

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

Loss from discontinued operations before disposal was $0.3 million in the third quarter of 2009, and nil in the third quarter of 2010.

Nine months ended October 3, 2010 compared with nine months ended October 4, 2009:

The following table sets forth summarized operating results in millions of US$ for the periods ended:

	Nine months ended October 3, 2010		Nine months ended October 4, 2009		Change 2010 to 2009
	$	%	$	%	$	%
Revenue	$198.0	100.0%	$128.3	100.0%	$69.7	54.3%
Cost of sales	175.4	88.6%	116.6	90.9%	58.8	50.4%

Gross profit	22.6	11.4%	11.7	9.1%	10.9	93.2%
Selling, general and administrative expenses	13.1	6.6%	9.4	7.3%	3.7	39.4%
Restructuring charges	—	0.0%	0.8	0.6%	(0.8)	(100.0%)

Operating earnings	9.5	4.8%	1.5	1.2%	8.0	533.3%
Interest expense	1.4	0.7%	1.3	1.0%	0.1	7.7%

Income from continuing operations before income taxes	8.1	4.1%	0.2	0.2%	7.9	3950.0%
Income tax expense
Current	0.3	0.2%	0.1	0.1%	0.2	200.0%
Deferred	—	0.0%	0.1	0.1%	(0.1)	(100.0%)

	0.3	0.2%	0.2	0.2%	0.1	50.0%

Income (loss) from continuing operations	7.8	3.9%	—	0.0%	7.8

Loss from discontinued operations	—	0.0%	(5.8)	(4.4)%	5.8	100.0%
Net earnings (loss)	$7.8	3.9%	$(5.8)	(4.4)%	$13.6	234.5%

Revenue

Revenue from continuing operations increased $69.7 million, or 54.3%, from $128.3 million for the first nine months of 2009 to $198.0 million for the first nine months of 2010 as many of SMTC’s long standing customers’ end markets continued to be favorably impacted by increased demand and certain customers rebuilding inventory. In addition, newer customers, including those announced in the past several months, have contributed $26.6 million in increased revenue.

During the first nine months of 2010, revenue from the industrial sector represented 83.7% of revenue compared to 82.2% of revenue for the first nine months of 2009. Revenue generated from the industrial sector increased by $60.2 million to $165.6 million in the first nine months of 2010 compared to $105.4 million in the first nine months of 2009 for the reasons cited above.

In both relative and absolute terms, the revenue generated from the communications sector in the first nine months increased. During the first nine months of 2010, revenue from the communications sector represented 5.7% of revenue compared to 4.4% of revenue for the first nine months of 2009. In absolute terms, revenue increased by $5.6 million from $5.6 million in the first nine months of 2009 to $11.2 million in the first nine months of 2010 largely due to a new customer with $3.6 million of revenue and a $1.9 million increase from an existing customer.

Revenue from the networking and enterprise computing sector increased compared with the first nine months of 2009; $21.1 million or 10.6% of revenue for the first nine months of 2010 compared with $17.2 million or 13.4% of revenue in 2009. The increase is due to additional revenue from one long standing customer and revenue from a new customer.

During the first nine months of 2010, we recorded approximately $2.5 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.0 million in the first nine months of 2009. The Company purchases raw materials based on customer purchase orders. To the extent the customer requires these orders to be altered or changed, the customer is generally obligated to purchase the original on-order raw material.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, customer volumes produced by the Company typically vary from year to year. For the first nine months of 2010, the Company’s ten largest customers represented 89.2% of revenue from continuing operations compared with 92.2% for the same period last year. Revenue from our four largest customers during the first nine months of 2010 was $32.7 million, $29.5 million, $26.5 million and $26.4 million, representing 16.5%, 14.9%, 13.4% and 13.4%, respectively, of total revenue for the period. This compares with revenues from five customers of $26.5 million, $22.5 million, $18.4 million, $17.0 million and $13.6 million, representing 20.7%, 17.5%, 14.3%, 13.3%, and 10.6%, respectively, of total revenue from continuing operations for the same period last year. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2010, 46.5% of our revenue from continuing operations was produced from operations in Mexico, 23.5% from Asia, 21.4% from Canada and 8.6% from the United States. During the first nine months of 2009, 36.7% of our revenue from continuing operations was produced from operations in Mexico, 25.3% from Asia, 30.3% from Canada and 7.7% from the United States. The variance in Mexico and Canada is due to production of three customers being moved to Mexico from Canada.

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

Gross Profit

Gross profit increased $10.9 million from $11.7 million, or 9.1% of revenue, for the first nine months of 2009 to $22.6 million, or 11.4% of revenue, for the first nine months of 2010. The increase in the gross margin in the first nine months of 2010 is largely due to increased revenue leveraging fixed costs combined with improved efficiency as a result of cost containment initiatives and a change in revenue mix.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased in absolute dollars but decreased as a percent of sales. Selling, general and administrative expenses increased $3.7 million from $9.4 million, or 7.3% of revenue, for the first nine months of 2009 to $13.1 million, or 6.6% of revenue, for the first nine months of 2010. The increase in absolute dollars in 2010 is largely related to higher accrued variable compensation, stock based compensation mark to market adjustments, salary expense, legal and other professional fees.

Restructuring Charges

In the first nine months of 2009 the Company recorded restructuring charges of $0.8 million, consisting of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. No restructuring charges occurred in the first nine months of 2010.

Interest Expense

Interest expense increased $0.1 million from $1.3 million for the first nine months of 2009 to $1.4 million for the first nine months of 2010, resulting from increased debt levels in the first half of 2010, somewhat offset by a reduction in the interest rate. Interest expense for the first nine months of both 2010 and 2009 include amortization of deferred financing fees of $0.2 million. The weighted average interest rates with respect to the debt for the first nine months of 2010 and 2009 were 5.0% and 5.3%, respectively.

Income Tax Expense

The Company recorded net income tax expense of $0.3 million during the first nine months of 2010, compared to $0.2 million during the first nine months of 2009, relating to minimum taxes in certain jurisdictions, combined with foreign exchange revaluation.

Discontinued Operations

Loss from discontinued operations before disposal was $3.4 million in the first nine months of 2009, and nil in the first nine months of 2010.

The $2.4 million loss on disposal recorded in the nine months ended October 4, 2009 consist largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of fixed assets at the former Boston facility.

Liquidity

Net cash provided in operating activities during the nine months ended October 3, 2010 was $6.5 million driven by the net income generated by the Company. Net working capital increased by $4.2 million due to increases in inventory, which was partially offset by decreases in accounts receivable and increases in accrued liabilities. Accounts receivable days sales outstanding were 49 and 64 days for the nine months ended October 3, 2010 and October 4, 2009, respectively. Inventory turnover, on an annualized basis was 5.2 times for the nine months ended October 3, 2010 and compared to 5.7 times for the nine months ended October 4, 2009. Accounts payable days outstanding were 65 days at the end of the first nine months of 2010 compared to 70 days for the same period in 2009.

Net cash used in financing activities during the nine months ended October 3, 2010 was $5.0 million and net cash provided in the nine months ended October 4, 2009 was $1.2 million. During the nine months ended October 3, 2010, the Company repaid debt of $5.6 million, while during the same period in 2009 the Company’s net debt increased $2.6 million. During the nine months ended October 3, 2010 the Company generated $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options. During the nine months ended October 3, 2010 the Company received proceeds of $0.4 million from the sales and leaseback of fixed assets. Cash used in financing activities during the nine months ended October 4, 2009 included a $1.2 million repayment of capital lease obligations as a result of the disposition of property, plant and equipment in Boston.

Net cash used in investing activities during the nine months ended October 3, 2010 was $1.0 million, consisting of additions of property, plant and equipment. Net cash used in the nine months ended October 4, 2009 was $0.2 million, consisting of additions of property, plant and equipment of $1.0 million, partially offset by $0.8 million provided by proceeds on the disposition of property, plant and equipment in Boston.

All accruals related to the disposal of the Boston facility are expected to be settled by the end of the fourth quarter of 2010.

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

During the nine months ended October 3, 2010, the Company sold and leased back machinery and equipment for $0.4 million as a financing transaction. The assets are classified on the balance sheet as machinery and equipment under capital lease.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended October 3, 2010 was 4.3%. At October 3, 2010, the interest rate on our U.S. revolving credit facility is 4.25% based on the U.S. prime rate, our U.S. term debt bore interest at 3.76% based on LIBOR and our Canadian term debt bore interest at 4.25% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 3, 2010. The three risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of October 3, 2010.

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

Our four largest customers represented 16.5%, 14.9%, 13.4% and 13.4% of total revenue from continuing operations for the nine months ended October 3, 2010, respectively. For the first nine months of 2010, our top ten largest customers collectively represented 89.2% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

Item 6 Exhibits

10.1	Employment Agreement Amendment dated as at November 10, 2010 between John Caldwell and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/S/ JOHN CALDWELL
Name:	John Caldwell
Title:	President and CEO

By	/S/ JANE TODD
Name:	Jane Todd
Title:	Chief Financial Officer

Date: November 12, 2010

EXHIBIT INDEX

10.1	Employment Agreement Amendment dated as at November 10, 2010 between John Caldwell and SMTC Manufacturing Corporation of Canada.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010.