Form 10-K
period 2011-01-02
SMTC CORP
filed 2011-03-11
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $41.2 million on July 4, 2010, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on July 4, 2010, the last business day of the registrant’s most recently completed second quarter.

As of March 1, 2011, SMTC Corporation had 15,349,712 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of March 1, 2011, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 582,048 exchangeable shares outstanding, excluding 7,366,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and growth of existing customers, while minimizing the impact of attrition.

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

Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. In 2008, we expanded our operations in Chihuahua, Mexico to offer low cost Enclosure Systems manufacturing capabilities previously performed in our Boston, Massachusetts operation. As a result of the challenging economy and the resulting reduced revenue, the Boston facility was closed at the end of the second quarter of 2009. Our San Jose, California operations specialize in printed circuit board assemblies, system integration and configuration and other related activities.

The Company has had a ten year manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. SMTC, through its subsidiary SMTC Asia Ltd., and Alco have a dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. This facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 400,000 square feet of capacity, and more than 50 manufacturing and assembly lines, including a manufacturing relationship with Alco Electronics in China. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions and low volume product production as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer. Certain equipment is customer specific including computer controlled inventory carousels, high-speed surface mount technology placement systems, customer specific x-ray, ICT or functional test, assembly and packing solutions.

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

The SMTC Customer Experience:    We believe that SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why most SMTC customers have been with us for more than 8 years, and some more than 17 years.

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

SMTC’s Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth in sales, profitability and debt reduction. A cornerstone to SMTC’s strategy is our customer-centric focus throughout the organization. Our key strategies include:

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and how we can support our customers in meeting their goals. Our dedicated teams approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operations and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and computing, communications and medical industries. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. SMTC continues to leverage its experience and established relationships in its existing market segments.

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

SMTC’s box build experience spans the past 11 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. Order fulfillment and configuration to order is handled throughout the integration service, specific to the needs of the customer.

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

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is registered as a TL9000 facility and is ISO 13485 certified. Our San Jose and Mexico facilities are also ISO 13485 certified. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

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

SMTC also employs Kinaxis RapidResponse, an integrated Response Management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows SMTC to perform real-time demand scenario simulation, review supply constraints, perform rapid manufacturing resource planning, and communicate changes in requirements to suppliers—all on the same day. With RapidResponse, SMTC teams achieve high levels of supply chain agility, with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. SMTC gains the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

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

The Company established a purchasing office in Kowloon, Hong Kong in 2010 which serves to improve access to the broad base of component suppliers in the Asia region and provide the Company with competitive pricing. The Hong Kong office manages component sourcing to support the Asian manufacturing operations, as well as providing support for the Company’s operations in North America.

SMTC Suppliers

Rapid Response works hand-in-hand with E-plenishment, SMTC’s electronic business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through E-plenishment, SMTC has an ongoing view into supplier on hand inventories and is able to more effectively plan factory capacities and provide customer delivery commitments. The tools allow SMTC to support the available to promise process of our OEM customers, and increase the reliability of their commitments to the end customers.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In fiscal 2010, we purchased approximately $200 million in materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers such as supplier owned inventory and other SMTC supply chain velocity and flexibility programs. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition and an increase in inventory. Ultimately, however, our customers generally are responsible for all materials purchased and goods manufactured on their behalf.

During fiscal 2010, there was one supplier that represented greater than 13% of our total purchases for the year. We believe that there is a sufficient availability of raw materials and supplies to serve our needs. However, we continue to experience supply chain challenges as a result of the improving economy. We expect these challenges to be temporary, and will improve as suppliers fully adjust to demand.

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and computing, communications, consumer and medical markets.

Revenue in fiscal 2010 was attributed to the following industry sectors: 81% from industrial, 13% from networking and computing and 6% from communications. Our medical sector, while expanding, is less than 1% for 2010. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

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

SMTC has achieved ISO 13485 certification at its Mexico, Markham and San Jose facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

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

Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we all live and operate. The Company fully cooperates with government agencies that have the mandate to verify compliance to relevant environmental laws.

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

SMTC Manufacturing Corporation of Texas (Texas)

SMTC Manufacturing Corporation of Wisconsin (Wisconsin)

SMTC Mex Holdings, Inc. (Delaware)

SMTC Nova Scotia Company (Nova Scotia, Canada)

SMTC R&D Teoranta (Ireland)

SMTC Teoranta (Ireland)

Our company’s present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM Holdings Inc. in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM Holdings Inc. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada, SMTC Manufacturing Corporation of Ireland Limited, SMTC Teoranta, SMTC R&D Teoranta and Qualtron, Inc., became subsidiaries of HTM Holdings Inc.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of January 2, 2011, we employed approximately 1,500 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of January 2, 2011, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005 and in 2009. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that such economic slowdown will have on it.

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

Four of our largest customers represented 15.8%, 14.5%, 13.3% and 12.7% of total revenue from continuing operations for the year ended January 2, 2011, respectively. For the fourth quarter of 2010, our top ten largest customers collectively represented 88% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currencies, particularly the weakening of the US dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates.

However, for more significant changes in exchange rates, the Company is subject to much greater variations, particularly changes in the Canadian dollar. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly impact our business in the future. Prospective investors should not rely on results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;

•	variations in the timing of shipments of products to customers;

•	introduction and market acceptance of our customers’ new products;

•	changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts of future production requirements;

•	changes in customers and customer or product attrition;

•	effectiveness in managing our manufacturing processes, inventory levels and costs;

•	changes in competitive and economic conditions generally or in our customers’ markets;

•	willingness of suppliers to supply the Company on normal credit terms; and

•	changes in the cost or availability of components or skilled labor.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. Currently, management is conducting a search for a new Chief Executive Officer. There can be no assurance that we will be able to attract and retain executive officers and key personnel or attract qualified management in the future. In addition, if we receive a significant volume of new orders at any one time, we may have difficulty recruiting skilled workers to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

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

Our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Compliance with these environmental laws is a major consideration for us because we use metals and other hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition we may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having an adverse effect on our operations. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could have an adverse effect on our business, financial condition and results of operations.

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

On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit bears interest at prime to prime plus 1% and the term loan from EDC bears interest at LIBOR plus 2.5% to 3.5%, depending on the achievement of financial performance levels as specified in the debt agreement. Under the amendment, repayments of the term loan to EDC for fiscal 2010 were postponed and payments are scheduled to recommence on April 1, 2011. Management believes that the Company will be in compliance with the amended covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

•

Our Wells Fargo EDC Facilities contain subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

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

The terms of our credit facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). We are also required to maintain specified EBITDA levels under the credit facilities. The revolver portion of the credit facilities also has a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location, of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our credit facilities.

If we are not able to comply with these covenants and requirements, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations. If our borrowing base is diminished we may not have sufficient access to capital to finance operations or capital needs.

Our ability to recognize tax benefits on our existing U.S. net operating loss position may be limited.

We have generated substantial loss carryforwards and other tax assets for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“IRC”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in a rolling three-year period.

On July 28, 2010, our board of directors and shareholders approved a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

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

All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Organization for Standardization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing. In addition, SMTC achieved ISO 13485 certification at its Mexico, Markham and San Jose facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices.

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended January 2, 2011 and January 3, 2010.

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter	$2.95	$0.80	$0.80	$0.23
Second Quarter	4.30	2.50	1.19	0.38
Third Quarter	3.69	2.33	0.95	0.64
Fourth Quarter	4.67	3.04	1.15	0.70

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index, a peer group chosen by the Company for fiscal 2010 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina-Sci Corporation and Sigmatron International Inc.

The total stockholder return assumes $100 invested on December 31, 2005 in Common Stock of the Company, the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of March 1, 2011, there were approximately 150 holders of record of the Company’s common stock.

As of March 1, 2011, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 15,337,512 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of March 1, 2011, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 582,048 exchangeable shares outstanding, excluding 7,366,262 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

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

Consolidated Statement of Operations Data:

(in millions, except per share amounts)

	Years Ended
	January 2, 2011	January 3, 2010	January 4, 2009	December 31, 2007	December 31, 2006
Revenue	$262.6	$179.5	$206.9	$201.0	$201.0
Cost of sales	233.1	162.0	188.5	180.7	179.0

Gross profit	29.5	17.5	18.4	20.3	22.0
Selling, general and administrative expenses	17.9	12.7	12.9	12.6	13.5
Restructuring (a)
Restructuring (recoveries) charges	—	0.8	0.5	0.2	(1.4)
Gain on sale of assets	—	—	—	—	(1.2)
Loss on extinguishment of debt	—	—	0.6	0.4	—
Other expenses (recoveries) (b)	—	—	(0.2)	—	0.8

Operating earnings	11.6	4.0	4.6	7.1	10.3
Interest expense	1.7	2.0	2.9	5.5	5.4

Earnings before income taxes and discontinued operations	9.9	2.0	1.7	1.6	4.9
Income tax expense (recovery)	(2.5)	(0.3)	0.1	(1.3)	(2.0)

Earnings from continuing operations	12.4	2.3	1.6	2.9	6.9
Earnings (loss) from discontinued operations (c)	—	(5.9)	(7.5)	(0.2)	3.6

Net earnings (loss), also being comprehensive income (loss)	$12.4	$(3.6)	$(5.9)	$2.7	$10.5

Basic earnings (loss) per share
Basic earnings per share from continuing operations	$0.82	$0.16	$0.11	$0.19	$0.47
Basic earnings (loss) per share from discontinued operations	—	(0.41)	(0.51)	(0.01)	0.24

Basic earnings (loss) per common share	$0.82	$(0.25)	$(0.40)	$0.18	$0.71

Diluted earnings (loss) per share
Diluted earnings per share from continuing operations	$0.79	$0.16	$0.11	$0.19	$0.47
Diluted earnings (loss) per share from discontinued operations	—	(0.41)	(0.51)	(0.01)	0.24

Diluted earnings (loss) per common share	$0.79	$(0.25)	$(0.40)	$0.18	$0.71

Weighted average number of shares outstanding
Basic	15.1	14.6	14.6	14.6	14.6
Diluted	15.6	14.6	14.6	15.0	14.9

(a)	Fiscal 2009 Charges:

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

(b)	In Fiscal 2008, the Company recorded an unrealized gain on derivative instruments of $0.2 million.

Beginning in 2005 and through the first three quarters of 2006, the Company incurred advisory fees related to a strategic initiative the Company did not pursue.

(c)	Discontinued operations: Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

Consolidated Balance Sheet Data and Other Financial Data:

(in millions)

	At and for the Years Ended
	January 2, 2011	January 3, 2010	January 4, 2009	December 31, 2007	December 31, 2006
Cash	$0.9	$1.6	$2.6	$0.2	$—
Working capital	23.2	24.3	20.8	21.8	17.4
Total assets	98.4	93.6	87.3	94.8	115.9
Long term debt, including current maturities	10.8	25.7	18.7	21.0	41.0
Shareholders’ equity	32.9	18.3	21.3	26.8	23.9
Capital expenditures	2.2	1.0	2.8	2.5	4.4
Cash flows provided by (used in) operating activities	14.0	(6.3)	7.1	24.7	(9.5)
Cash flows provided by (used in) financing activities	(13.5)	5.5	(3.6)	(22.6)	10.5
Cash flows provided by (used in) investing activities	(1.2)	(0.2)	(1.1)	(1.9)	(1.0)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended January 2, 2011. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended January 2, 2011 and January 3, 2010. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 5, 2009	July 5, 2009	Oct 4, 2009	Jan 3, 2010	Apr 4, 2010	July 4, 2010	Oct 3, 2010	Jan 2, 2011
Revenue	$44.9	$39.2	$44.2	$51.2	$61.4	$71.2	$65.4	$64.6
Gross profit	3.9	4.0	3.7	5.9	6.4	8.3	7.9	6.9
Earnings (loss) from continuing operations	(0.9)	0.4	0.5	2.4	2.1	3.2	2.6	4.5
Loss from discontinued operations	(1.6)	(3.8)	(0.3)	(0.2)	—	—	—	—
Net earnings (loss)	(2.5)	(3.4)	0.2	2.2	2.1	3.2	2.6	4.5
Earnings (loss) per share from continuing operations—basic	$(0.06)	$0.03	$0.03	$0.16	$0.14	$0.21	$0.17	$0.29
Loss per share from discontinued operations—basic	$(0.11)	$(0.26)	$(0.02)	$(0.02)	$—	$—	$—	$—
Earnings (loss) per share from continuing operations—diluted	$(0.06)	$0.03	$0.03	$0.16	$0.14	$0.20	$0.16	$0.28
Loss per share from discontinued operations—diluted	$(0.11)	$(0.26)	$(0.02)	$(0.02)	$—	$—	$—	$—
Weighted average number of shares outstanding—basic	14.6	14.6	14.6	14.6	14.6	14.8	15.0	15.8
Weighted average number of shares outstanding—diluted	14.6	14.6	14.6	14.6	14.8	15.7	15.7	16.2

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Developments in the year ended January 2, 2011

Growth, profitability and debt reduction are the primary goals of the Company. As anticipated, the Company’s customer end markets rebounded in the year ended January 2, 2011 (“fiscal 2010”) as they recovered from the recession of 2009. The increase in demand by the Company’s customer end market and rebuilding of customer inventory levels reduced in 2009, combined with the addition of several new customers, more than offset attrition and resulted in the Company’s revenue increasing by 46% from the year ended January 3, 2010 (“fiscal 2009”). The increase in revenue together with the continuation of cost management and transferring production to the Company’s lower cost facilities resulted in gross profit of $29.5 million in 2010 compared to $17.6 million in 2009; a 68% increase

Net income from continuing operations increased to $12.4 million in 2010 compared to $2.4 million in 2009. The increase in revenue and gross margin along with the decrease in interest costs accounted for the majority of the increase. In addition, the Company has determined that it is appropriate to lower the valuation allowance relating to the deferred tax assets of the US taxable entities as it is more likely than not that a portion of the future tax assets will be realized due to a record of past performance and earnings expected in the U.S. in future years. This resulted in a deferred tax asset and an increase of net income of $2.8 million. To protect our future ability to utilize our NOLs and other tax assets from an ownership change under U.S. federal income tax rules, on July 28, 2010, our board of directors and shareholders approved a Tax Benefits Preservation Plan, (the “Plan”) adopted solely to preserve the Company’s tax benefits and not to deter strategic transactions or share accumulations. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

A substantial increase in cash generated from operating activities enabled the Company to reduce net bank debt by $14.9 million to a new record low of $9.9 million. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. Interest rates are grid based, dependent on the financial performance of the Company. As at January 2, 2011 the Company was at the lowest level of interest on both loans based on its financial performance.

In addition, the Company has purchased $1.2 million of new machinery and equipment with cash, acquired $1.0 million of machinery and equipment via capital leases, and has purchase commitments for an additional $1.0 million of new machinery at January 2, 2011.

The Company established a purchasing office in Kowloon, Hong Kong in fiscal 2010 which serves to improve access to the broad base of component suppliers in the Asia region and provide the Company with competitive pricing. The Hong Kong office manages component sourcing to support the Asian manufacturing operations, as well as providing support for the Company’s operations in North America.

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

The consolidated financial statements of SMTC are prepared in accordance with US GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	January 2, 2011	January 3, 2010	January 4, 2009
Revenue	100.0%	100.0%	100.0%
Cost of sales	88.8%	90.2%	91.1%

Gross profit	11.2%	9.8%	8.9%
Selling, general and administrative expenses	6.9%	7.1%	6.2%
Restructuring charges	—	0.4%	0.2%
Loss on extinguishment of debt	—	—	0.3%
Other recoveries	—	—	(0.1)%

Operating earnings	4.3%	2.2%	2.3%
Interest expense	0.6%	1.1%	1.4%

Earnings from continuing operations before income taxes	3.7%	1.1%	0.9%
Income tax (recovery) expense
Current	0.1%	(0.3)%	0.1%
Deferred	(1.1)%	0.1%	—

	(1.0)%	(0.2)%	—

Net earnings from continuing operations	4.7%	1.3%	0.8%
Loss from discontinued operations	—	(3.3)%	(3.6)%

Net earnings (loss)	4.7%	(2.0)%	(2.8)%

Fiscal period ended January 2, 2011 compared to the fiscal period ended January 3, 2010

Revenue

Revenue increased by $83.1 million, or 46.3%, from $179.5 million for fiscal 2009 to $262.6 million for fiscal 2010. The substantial increase in revenue was due to several factors. The majority of SMTC’s customers’

end markets were favorably impacted by increased demand and the requirement to rebuild inventories as end markets recovered from the impact of the recession in 2009. In addition, newer customers have contributed $40.7 million of the increased revenue, more than offsetting attrition. The Company also benefited from increased share of business with certain customers.

During fiscal 2010, revenue from the industrial sector represented 81.2% of revenue compared to 84.5% of revenue in fiscal 2009. Revenue from the industrial sector increased by $33.7 million or 22.2%, however greater percentage increases in the networking and communications sectors resulted in a marginal decrease in the industrial sector as a percentage of total revenue. The percentage of revenue attributable to the networking and enterprise computing sector was 13.0% during fiscal 2010, increasing from 11.4% in fiscal 2009 mainly due to one new customer and an increase of revenue from an existing customer, resulting in an increase in absolute dollars of $13.5 million or 65.8%. The percentage of revenue attributable to the communications sector increased to 5.8% during fiscal 2010 from 4.1% during fiscal 2009. Revenue from the communications sector increased by $7.9 million or approximately double the fiscal 2009 revenue mainly due to a new customer in this sector.

During fiscal 2010, we recorded approximately $3.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $1.3 million in fiscal 2009. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 88.1% of revenue from continuing operations during fiscal 2010, compared to 91.8% in fiscal 2009. Revenue from our four largest customers during fiscal 2010 was $41.6 million, $38.0 million, $34.9 million and $33.2 million, representing 15.8%, 14.5%, 13.3% and 12.7%, of revenue from continuing operations for fiscal 2010, respectively. This compares with revenue of $39.2 million, $28.6 million, $28.2 million, $24.9 million and $18.7 million, representing 21.9%, 15.9%, 15.7%, 13.9% and 10.4% of revenue from continuing operations for the five largest customers of fiscal 2009, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2010, 47.7% of our revenue from continuing operations was attributable to our operations in Mexico, 23.8% in Asia, 20.3% in Canada and 8.2% in the US. During fiscal 2009, 38.6% of our revenue from continuing operations was attributable to our operations in Mexico, 27.3% in Canada, 26.4% in Asia and 7.7% in the US. The decrease in Canada and increase in Mexico was a result of production transferring to our lower cost facilities and some attrition in Canada.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for a decline in revenue to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, or lose customers we could experience declines in revenue.

Gross Profit

Gross profit increased from $17.6 million in fiscal 2009 to $29.5 million in fiscal 2010. This was largely due to increased revenue levels, leveraging fixed costs, combined with continued cost management. Gross profit as a percentage of revenue improved from 9.8% in fiscal 2009 to 11.2% in fiscal 2010. The improvement in gross profit as a percentage of revenue was primarily due to cost reduction initiatives, product mix and additional products transferring to our lower cost facilities.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased from $12.8 million in fiscal 2009 to $17.9 million in fiscal 2010, but decreased as a percentage of revenue to 6.8% for fiscal 2010 from 7.1% of revenue for fiscal 2009. The increase in fiscal 2010 was due to an increase in variable compensation tied to Company performance, an increase in salaries and benefits, an increase in stock based compensation mark to market adjustments, increased professional fees for recruiting and legal expenses and increased sales and marketing expenses to obtain new customers.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During fiscal 2009 the Company recorded restructuring charges of $0.8 million, consisting largely of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession. There were no restructuring activities during fiscal 2010.

Interest Expense

Interest expense decreased by $0.3 million from $2.0 million in fiscal 2009 to $1.7 million in fiscal 2010. Included in interest expense is amortization of deferred financing fees of $0.2 million in fiscal 2010, compared to $0.3 million in fiscal 2009.

Interest expense decreased in fiscal 2010 due to lower average debt balances outstanding and lower interest rates compared to fiscal 2009 due to the achievement of financial performance levels as specified in the amended debt agreement signed on May 18, 2010. The weighted average interest rates with respect to the debt were 4.7% and 5.4%, for the periods ended January 2, 2011 and January 3, 2010, respectively.

Income Tax Expense

The net tax recovery for fiscal 2010 of $2.5 million is due to a $3.0 million deferred tax recovery primarily related to a release of valuation allowance associated with deferred tax assets in the U.S., offset by minimum taxes in Mexico and income taxes in California, compared with a net income tax recovery for fiscal 2009 of $0.3 million which was due to a $0.5 million recovery of certain minimum taxes previously paid as a result of changes in tax legislation, offset by minimum taxes in Mexico.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. In 2010, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At January 2, 2011, the Company had total net operating loss carry forwards of $101.3 million, of which $1.3 million will expire in 2012, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $13.7 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2025 and 2029.

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

Loss from discontinued operations before disposal was $3.6 million in fiscal 2009. There were no discontinued operations in fiscal 2010.

Fiscal period ended January 3, 2010 compared to the fiscal period ended January 4, 2009

Revenue

Revenue decreased $27.4 million, or 13.2%, from $206.9 million for the period ended January 4, 2009 (“fiscal 2008”) to $179.5 million for the period ended January 3, 2010 (“fiscal 2009”). The decrease in revenue was primarily due to the impact of the recession on all of SMTC’s longstanding customers as all but one customer, experienced a decrease in demand in fiscal 2009 compared to 2008. Somewhat offsetting these reductions, newer customers and customers for which we are ramping as a result of increased share of business generated an increase of approximately $22 million in revenue for fiscal 2009.

The reclassification of the Boston facility as a discontinued operation resulted in the revenues of this business of $7.0 million in fiscal 2009 being excluded from reported revenues, compared to $35.8 million in 2008. The Company has disengaged with most customers in Boston whose production requirements were best suited for local supply. Certain customers were transitioned to Mexico. Those customers transitioned to Mexico continued to be impacted by the economy through fiscal 2009.

During fiscal 2009, revenue from the industrial sector represented 84.5% of revenue compared to 78.1% of revenue in 2008. The increase in the percentage of revenue generated from the industrial sector in fiscal 2009 compared to 2008 is due to the net growth in revenue driven by a ramping customer for which SMTC has greater share of their business, new customers and a longstanding customer experiencing growth. The percentage of sales attributable to the networking and enterprise computing sector was 11.4% during fiscal 2009, increased from 10.7% during 2008 however a reduction in absolute dollars was experienced as the segment was impacted by the recession. The percent increase was driven by two newer customers. The percentage of sales attributable to the communications sector decreased to 4.1% during fiscal 2009 from 11.2% during 2008 due to various market driven reductions and a 2008 disengagement.

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

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 91.8% of revenue from continuing operations during fiscal 2009, compared to 93.4% in 2008. Revenue from our five largest customers during fiscal 2009 was $39.2 million, $28.6 million, $28.2 million, $24.9 million and $18.7 million, representing 21.9%, 15.9%, 15.7%, 13.9% and 10.4%, of revenue from continuing operations for fiscal 2009, respectively. This compares with revenue of $48.2 million, $44.0 million and $40.9 million, representing 23.3%, 21.3% and 19.8% of revenue from continuing operations for the three largest customers of 2008, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2009, 38.6% of our revenue from continuing operations was attributable to our operations in Mexico, 27.3% in Canada, 26.4% in Asia and 7.7% in the US. During 2008, 40.1% of our revenue from continuing operations was attributable to our operations in Mexico, 33.1% in Canada, 18.3% in Asia and 8.5% in the US. The decrease in Canada and increase in Asia was a result of production transferring to our lower cost facilities, some of which started late in 2008.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased slightly from $12.9 million in 2008 to $12.8 million in fiscal 2009, but increased as a percentage of revenue to 7.1% for fiscal 2009 from 6.2% of revenue for 2008; the result of the reduction in revenue. While significant cost reductions were made in fiscal 2009, the negative impact of the strengthening Canadian dollar and an increase in non-cash stock based compensation offset these improvements.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During fiscal 2009 the Company recorded restructuring charges of $0.8 million, consisting largely of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.

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

Interest expense directly related to debt, excluding the amortization of deferred financing fees and the reduction in interest expense relating to the amortization of the value of cancelled warrants, decreased by $0.8 million, from $2.5 million for 2008, to $1.7 million for fiscal 2009 due to lower average debt balances outstanding and lower interest rates in fiscal 2009 as compared to 2008 due to the general decrease in applicable interest rates and reduced rates at the time of the August 2008 refinancing. The weighted average interest rates with respect to the debt were 6.7% and 5.4%, for the periods ended January 4, 2009 and January 3, 2010, respectively.

Income Tax Expense

The net tax recovery for fiscal 2009 of $0.3 million is due to a $0.5 million recovery of certain minimum taxes previously paid as a result of changes in tax legislation, offset by minimum taxes in Mexico, compared with a net income tax expense of $0.1 million in 2008, related to minimum taxes in certain jurisdictions

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative e evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. The U.S. and Canadian jurisdictions had a full valuation allowance recorded against the deferred tax assets in those jurisdictions.

At January 3, 2010, the Company had total net operating loss carry forwards of $113.1 million, of which $10.3 million will expire in 2010, $1.3 million will expire in 2012, $4.2 million will expire in 2014, $1.8 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019 and 2020, 19.2 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2025 and 2029.

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

Loss from discontinued operations before disposal was $3.6 million in fiscal 2009, compared with $7.5 million in 2008, which included a $4.9 million impairment charge on leasehold improvements and $0.2 million in severance costs.

The $2.4 million loss on disposal recorded in fiscal 2009 consists largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, somewhat offset by a gain on disposal of plant equipment. The Company did not record further disposal costs in fiscal 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the Wachovia EDC Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

The following table outlines the summary level cash flow changes for:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Cash provided by (used in):
Operating activities	$14.0	$(6.3)	$7.1
Financing activities	(13.5)	5.5	(3.6)
Investing activities	(1.2)	(0.2)	(1.1)

Increase (decrease) in cash and cash equivalents	(0.7)	(1.0)	2.4

Cash, beginning of year	1.6	2.6	0.2

Cash, end of the year	$0.9	$1.6	$2.6

Fiscal 2010 Liquidity:

Net cash provided by operating activities for fiscal 2010 was $14.0 million. The source of cash resulted from income from operations, decreases in accounts receivable, increases in accounts payable and accrued liabilities, offset by an increase in inventory. Accounts receivable days sales outstanding were 50 days for the fourth quarter of 2010 compared to 67 days for the same period in fiscal 2009 largely due to payments received on a timely basis in 2010 compared to payments received immediately after year end in fiscal 2009. Some payments were also received early to offset the impact of holding inventory for certain customers. Inventory turnover on an annualized basis was 5.5 times for 2010 and 4.9 times for fiscal 2009. The increase in turnover was due to the volume mix as some of the larger customers were turning at a much higher rate as the demand increased compared to the prior year, resulting in an overall increase in turnover. Accounts payable days outstanding were 68 days for the fourth quarter of 2010 compared to 84 days for the same period in fiscal 2009 as we made an effort to pay vendors quicker in 2010. During fiscal 2009 the Company paid $0.8 million in connection with restructuring charges. There were no restructuring charges paid in 2010.

Net cash used in financing activities during fiscal 2010 was $13.5 million, consisting of net repayments of $14.5 million to the revolving credit facility, repayments of term debt of $0.4 million, repayment of capital leases of $0.9 million and $0.1 million in financing fees incurred in refinancing the Company’s credit facilities. These were partially offset by proceeds of $0.4 million generated on a sale leaseback on capital equipment, and $2.0 million from the issuance of common stock upon the exercise of executive stock options.

Net cash used in investing activities for fiscal 2010 of $1.2 million consisted of purchases of machinery and equipment.

Fiscal 2009 Liquidity:

Net cash used in operating activities for fiscal 2009 was $6.3 million. The use of cash resulted from losses in the Boston discontinued operation, increases in accounts receivable, inventories and prepaid expenses, a decrease in accrued liabilities, offset by an increase in accounts payable. Accounts receivable days sales outstanding were 67 days for the fourth quarter of fiscal 2009 compared to 46 days for the same period in 2008 largely due to payments received immediately after year end that were expected within the year. Inventory turnover on an annualized basis was 4.9 times for fiscal 2009 and 5.8 times for 2008. Inventory is currently being impacted by a constrained supply chain as vendors are struggling to meet increased demand across the industry. In addition, a newer customer converted production from the consignment model to turnkey resulting in the Company taking ownership of approximately $3 million in inventory with offsetting accounts payable. Accounts payable days outstanding were 84 days for the fourth quarter of fiscal 2009 compared to 64 days for the same period in 2008. During fiscal 2009 the Company paid $0.8 million in connection with restructuring charges, compared to $0.5 million in 2008.

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

All accruals related to the disposal of the Boston facility were settled by the end of fiscal 2010.

Capital Resources

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants, eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and increase the interest rate by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit bears interest at prime to prime plus 1%, the term loan to EDC bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo bore interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

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

During 2010, there were $1.0 million of additions of property, plant and equipment acquired via capital leases.

As at January 2, 2011, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2011	2012	2013	2014	2015	Thereafter	Total
Long term debt	$3.7	$3.7	$3.4	$—	$—	$—	$10.8
Capital lease obligations	1.0	0.4	0.4	0.3	—	—	2.1
Operating lease obligations	1.0	0.2	0.1	—	—	—	1.3
Purchase obligations	1.2	—	—	—	—	—	1.2

Total	$6.9	$4.3	$3.9	$0.3	$—	$—	$15.4

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

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada and a portion of its deferred tax assets arising in the United States is appropriate.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended January 2, 2011 was 4.7%. At January 2, 2011 the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our term debt bore interest at 2.8% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have limited exposure to foreign currency exchange risk for modest changes in exchange rates. However, for more significant changes in exchange rates, the Company is subject to much greater variations. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of January 2, 2011, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

This annual report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2010. The Company also maintains the the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000. The Board of Directors and the stockholders of the Company approved an amendment to the 2000 Plan in April 2004 and May 2004, respectively and a second amendment to the 2000 Plan in March 2007 and May 2007, respectively (the “Amended 2000 Plan”).

The following table gives information about awards under the 2010 Plan and Amended 2000 Plan as of January 2, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	662,752	$2.00	350,000	(1)(2)
Equity compensation plans not approved by shareholders:	—	$—	—
Total	662,752	$2.00	350,000

Notes:

(1)

Pursuant to the terms of the 2010 Plan, the maximum number of shares of Stock that may be delivered upon satisfaction of Awards under the Plan shall be 350,000 shares of Stock; plus an annual increase to be added on the date of each annual meeting of the stockholders of the Company, beginning with the Effective Date and ending with the 2019 annual meeting of stockholders, equal to the least of (i) 350,000 shares of Stock, (ii) one percent (1%) of the number of shares of Stock outstanding on a fully diluted basis as of the close of business on the immediately preceding day (calculated by adding to the number of shares of Stock outstanding, all outstanding securities convertible into Stock on such date on an as converted basis), and (iii) an amount determined by the Administrator on or prior to the date of such annual meeting of stockholders.

(2)	No further stock awards are available for granting under the Amended 2010 Plan.

Item 13:	Certain Relationships and Related Transactions and Director Independence

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	January 2, 2011	January 3, 2010	January 4, 2009
Balance, beginning of year	(558)	(505)	(713)
Recovery (charge) to expense	89	(53)	177
Written off	157	—	31

Balance, end of year	(312)	(558)	(505)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.1.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (29).

3.1.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009 (31).

Exhibit #	Description
3.2	Amended and Restated By-Laws. (28)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (12)

10.1.2	First Amending Agreement dated as of March 10, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (superseded in its entirety by Exhibit 10.1.3) (17)

10.1.3	First Amending Agreement dated as of March 31, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (18)

10.2.1	US Loan Agreement dated as of June 1, 2004 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (12)

10.2.2	First Amending Agreement dated as of March 10, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (superseded in its entirety by Exhibit 10.4.3) (17)

10.2.3	First Amending Agreement dated as of March 31, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (18)

10.2.4	Second Amending Agreement dated as of August 17, 2005 by and among Congress Financial Corporation (Central), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (20)

10.2.5	Second Amending Agreement dated as of August 17, 2005 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (20)

10.2.6	Third Amending Agreement dated as of June 12, 2006 by and among Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (22)

10.2.7	Third Amending Agreement dated as of June 12, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (22)

Exhibit #	Description
10.2.8	Letter Agreement effective as of August 2, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (23)

10.2.9	Letter Agreement effective as of August 2, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (23)

10.2.10	Fourth Amending Agreement dated as of September 20, 2006 by and among Wachovia Capital Finance Corporation (Central) (as successor to Congress Financial Corporation (Central)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Wisconsin, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (24)

10.2.11	Fourth Amending Agreement dated as of September 20, 2006 by and between Wachovia Capital Finance Corporation (Canada) (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (24)

10.3	Form of Subscription Agreement for Special Warrants (Non-U.S. Purchaser). (11)

10.4	Form of Subscription Agreement for Special Warrants (U.S. Purchaser). (11)

10.5	Special Warrant Indenture and Escrow Agreement dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.6	Share Purchase Warrant Indenture dated as of March 3, 2004 between SMTC Manufacturing Corporation of Canada and CIBC Mellon Trust Company. (11)

10.8	Real Property Lease dated as of September 15, 1998 between Warden-McPherson Developments Ltd. And The Surface Mount Technology Centre Inc. (5)

10.9	Lease Agreement dated as of August 11, 2000 between SMTC Manufacturing Corporation of Massachusetts and Lincoln-Franklin LLC. (7)

10.10	First Amendment to Lease and Extension Agreement effective as of October 1, 2004 between Teachers Insurance and Annuity Association of America and SMTC Manufacturing Corporation of Massachusetts. (19)

10.11	Employment Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (25)*

10.12	Warrant Agreement dated as of June 1, 2004 between the Company and Mellon Investor Services LLC. (12)

10.13	Amended and Restated SMTC (HTM) 1998 Equity Incentive Plan. (1)

10.14	Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan. (12)

10.15	Guarantee by SMTC Manufacturing Corporation of California dated June 1, 2004. (12)

10.16	Guarantee by SMTC Manufacturing Corporation of Massachusetts dated June 1, 2004. (12)

10.17	Guarantee by SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.18	Guarantee by SMTC Manufacturing Corporation of Wisconsin dated June 1, 2004. (12)

10.19	Guarantee by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

Exhibit #	Description
10.20	Guarantee by SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas, SMTC Manufacturing Corporation of North Carolina, SMTC Manufacturing Corporation of Wisconsin, SMTC Mex Holdings, Inc., SMTC de Chihuahua, S.A. de C.V. and Radio Componentes de Mexico, S.A. de C.V. dated June 1, 2004. (12)

10.21	General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings, Inc. dated June 1, 2004. (12)

10.22	General Security Agreement by SMTC Corporation, HTM Holdings, Inc., SMTC Manufacturing Corporation of Texas and SMTC Manufacturing Corporation of North Carolina dated June 1, 2004. (12)

10.23	General Security Agreement by SMTC Manufacturing Corporation of Canada dated June 1, 2004. (12)

10.24	Guarantee by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.25	General Security Agreement by 940862 Ontario Inc. and SMTC Nova Scotia Company dated June 1, 2004. (12)

10.26	Employment Letter dated as of June 24, 2004 between Jane Todd and SMTC Corporation. (13)*

10.27	Exchange Agent Agreement dated as of October 1, 2004 by and between SMTC Corporation and Mellon Investor Services LLC. (14)

10.28	Letter of Understanding dated as of November 16, 2004 by and between Congress Financial Corporation (Canada) and SMTC Corporation. (14)

10.29	Waiver and Consent dated December 13, 2004 by and among Congress Financial Corporation (Canada), Congress Financial Corporation (Central), SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Manufacturing Corporation of Massachusetts, SMTC Manufacturing Corporation of Wisconsin and SMTC Mex Holdings. (15)

10.30	Deferred Share Units Agreement dated as of February 7, 2005 between John Caldwell and SMTC Manufacturing Corporation of Canada. (16)*

10.31	Bonus Plan dated as of February 7, 2005 provided by SMTC Manufacturing Corporation of Canada to John Caldwell. (16)*

10.32	Summary of Board Compensation. (25)

10.33	Option Grant Certificate issued by SMTC Corporation to John Caldwell, dated October 6, 2004. (25)*

10.34	Employment Summary Sheet dated as of April 12, 2005 for Patrick Dunne. (25)*

10.35	Employment Summary Sheet dated as of April 12, 2005 for Steven G. Hoffrogge. (25)*

10.36	Employment Summary Sheet dated as of December 14, 2005 for Don Simpson. (21) *

10.37	Employment Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

10.38	Deferred Share Unit Agreement dated as of May 16, 2007 between John Caldwell and SMTC Manufacturing Corporation of Canada. (26)*

Exhibit #	Description
10.39	Amended and Restated U.S. Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)), SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (26)

10.40	Amended and Restated Canadian Loan Agreement dated August 3, 2007 by and between Wachovia Capital Finance Corporation (as successor to Congress Financial Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (26)

10.41	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (27)

10.42	Amended and Restated Guarantee by SMTC Manufacturing Corporation of California dated August 10, 2007. (26)

10.43	Amended and Restated Guarantee by SMTC Manufacturing Corporation of Massachusetts dated August 10, 2007. (26)

10.44	Amended and Restated Guarantee by SMTC Mex Holdings, Inc. dated August 10, 2007. (26)

10.45	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. dated August 3, 2007. (26)

10.46	Amended and Restated Guarantee by SMTC Corporation, HTM Holdings, Inc. and SMTC Holdings, LLC dated August 10, 2007. (26)

10.47	Amended and Restated General Security Agreement by SMTC Corporation, HTM Holdings, Inc. and SMTC Group Holdings, LLC dated August 10, 2007. (26)

10.48	Amended and Restated General Security Agreement by SMTC Manufacturing Corporation of Canada dated August 10, 2007. (26)

10.49	Amended and Restated General Security Agreement by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.50	Amended and Restated Guarantee by SMTC Nova Scotia Company dated August 10, 2007. (26)

10.51	Second Amended and Restated U.S. Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts, and SMTC Mex Holdings, Inc. (28)

10.52	Second Amended and Restated Canadian Loan Agreement, dated August 7, 2008, by and between Wachovia Capital Finance Corporation (Canada), and SMTC Manufacturing Corporation of Canada. (28)

10.53	Amending Agreement dated August 7, 2008. (28)

10.54	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (30)

10.55	Letter of waiver and amendment dated April 2, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (30)

Exhibit #	Description
10.56	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (32)

10.57	Letter of amendment dated August 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (32)

10.58	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (32)

10.59	Letter of amendment dated December 4, 2009 between Wachovia Capital Finance Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (32)

10.60	Letter of amendment dated May 18, 2010 between Wachovia Capital Finance Corporation (Central), Export Development Canada, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Massachusetts and SMTC Mex Holdings, Inc. (33)

10.61	Letter of amendment dated May 18, 2010 between Wells Fargo Capital Finance Corporation Canada (Formerly known as Wachovia Capital Finance Corporation (Canada)) and SMTC Manufacturing Corporation of Canada. (33)

10.62	SMTC Corporation 2010 Incentive Plan (34)

10.63	SMTX Tax Benefits Preservation Plan (34)

10.64	Employment Agreement Amendment dated as at November 10, 2010 between John Caldwell and SMTC Manufacturing Corporation of Canada. (35)*

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007 filed on May 16, 2007 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (File No. 0-31051) and incorporated by reference herein.
(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008 filed on August 13, 2008 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(30)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 4, 2009 filed on April 6, 2009 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(32)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 filed on March 19, 2010 (File No. 0-31051) and incorporated by reference herein.
(33)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2010 filed on May 19, 2010 (File No. 0-31051) and incorporated by reference herein.
(34)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 18, 2010 (File No. 0-31051) and incorporated by reference herein.
(35)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2010 filed on November 12, 2010 (File No. 0-31051) and incorporated by reference herein.
*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ JOHN CALDWELL
John Caldwell President and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN CALDWELL John Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/S/ JANE TODD Jane Todd	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/S/ WAYNE MCLEOD Wayne McLeod	Director and Chair of the Board	March 11, 2011

Claude Germain	Director

/S/ JOHN MARINUCCI John Marinucci	Director	March 11, 2011

/S/ DAVID SANDBERG David Sandberg	Director	March 11, 2011

/S/ ANTON SIMUNOVIC Anton Simunovic	Director	March 11, 2011

/S/ ALEX WALKER Alex Walker	Director	March 11, 2011

EXHIBIT INDEX

Exhibit Number	Document

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of John Caldwell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.1	Certification of John Caldwell, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010	F-3

Consolidated Statements of Operations and Comprehensive Income for the periods from January  4, 2010 to January 2, 2011, from January 5, 2009 to January 3, 2010 and from January 1, 2008 to January 4, 2009

F-4
Consolidated Statements of Changes in Shareholders’ Equity for the periods from January 4, 2010 to January 2, 2011, from January 5, 2009 to January 3, 2010 and from January 1, 2008 to January 4, 2009	F-5
Consolidated Statements of Cash Flows for the periods from January 4, 2010 to January 2, 2011, from January 5, 2009 to January 3, 2010 and from January 1, 2008 to January 4, 2009	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the periods from January 4, 2010 to January 2, 2011, January 5, 2009 to January 3, 2010 and January 1, 2008 to January 4, 2009. In connection with our audits, we also have audited the related financial statement schedule appearing in the annual report on Form 10-K for the fiscal year ended January 2, 2011. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and subsidiaries as of January 2, 2011 and January 3, 2010 and the results of their operations and their cash flows for the periods from January 4, 2010 to January 2, 2011, January 5, 2009 to January 3, 2010 and January 1, 2008 to January 4, 2009 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 11, 2011

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	January 2, 2011	January 3, 2010
Assets
Current assets:
Cash	$933	$1,589
Accounts receivable—net (note 3)	35,291	37,688
Inventories (note 3)	42,413	37,026
Prepaid expenses	2,096	2,122

	80,733	78,425
Property, plant and equipment—net (note 3)	13,891	14,266
Deferred financing costs—net (note 3)	480	627
Deferred income taxes (note 10)	3,323	290

	$98,427	$93,608

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,921	$41,589
Accrued liabilities (note 3)	9,299	6,218
Income taxes payable	700	540
Current portion of long-term debt (note 4)	3,705	5,013
Current portion of capital lease obligations (note 4)	928	789

	57,553	54,149
Long-term debt (note 4)	7,086	20,666
Capital lease obligations (note 4)	959	543
Commitments and contingencies (note 14)

Shareholders’ equity:
Capital stock (note 5)	5,903	7,093
Additional paid-in capital	256,723	253,304
Deficit	(229,797)	(242,147)

	32,829	18,250

	$98,427	$93,608

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Period from January 4, 2010 to January 2, 2011	Period from January 5, 2009 to January 3, 2010	Period from January 1, 2008 to January 4, 2009
Revenue	$262,580	$179,509	$206,879
Cost of sales	233,061	161,951	188,419

Gross profit	29,519	17,558	18,460
Selling, general and administrative expenses	17,961	12,767	12,892
Restructuring charges (note 7)	—	783	493
Loss on extinguishment of debt (note 8)	—	—	613
Other recoveries (note 9)	—	—	(185)

Operating earnings	11,558	4,008	4,647
Interest expense (note 3)	1,697	1,960	2,914

Earnings from continuing operations before income taxes	9,861	2,048	1,733
Income tax (recovery) expense (note 10)
Current	544	(498)	113
Deferred	(3,033)	189	4

	(2,489)	(309)	117

Net earnings from continuing operations	12,350	2,357	1,616
Net loss from discontinued operations (note 11)	—	(5,952)	(7,511)

Net earnings (loss), also being comprehensive income (loss)	$12,350	$(3,595)	$(5,895)

Basic earnings (loss) per share (note 12)
—continuing operations	$0.82	$0.16	$0.11
—discontinued operations	$—	$(0.41)	$(0.51)

Basic earnings (loss) per share	$0.82	$(0.25)	$(0.40)
Diluted earnings (loss) per share
—continuing operations	$0.79	$0.16	$0.11
—discontinued operations	$—	$(0.41)	$(0.51)

Diluted earnings (loss) per share	$0.79	$(0.25)	$(0.40)
Weighted average number of shares outstanding
Basic	15,072,425	14,646,333	14,646,333
Diluted	15,619,243	14,646,333	14,798,731

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2007	$7,854	$10,372	$248,883	$(240,274)	$26,835

Conversion of shares from exchangeable to common stock	(398)	—	398	—	—
Stock-based compensation	—	—	374	—	374
Net loss for the period	—	—	—	(5,895)	(5,895)

Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314

Cumulative effect of change in accounting principle—January 5, 2009 reclassification of warrants to opening deficit (note 5)	—	(7,617)	—	7,617	—
Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Conversion of shares from exchangeable to common stock	(363)	—	363	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Stock-based compensation	—	—	531	—	531
Net loss for the period	—	—	—	(3,595)	(3,595)

Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250
Exercise of stock options	13	—	1,967	—	1,980
Conversion of shares from exchangeable to common stock	(1,203)	—	1,203	—	—
Stock-based compensation	—	—	249	—	249
Net income for the period	—	—	—	12,350	12,350
Balance, January 2, 2011	$5,903	$—	$256,723	$(229,797)	$32,829

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Period from January 4, 2010 to January 2, 2011	Period from January 5, 2009 to January 3, 2010	Period from January 1, 2008 to January 4, 2009
Cash provided by (used in):

Operations:
Net income (loss)	$12,350	$(3,595)	$(5,895)
Items not involving cash:
Depreciation	2,549	2,877	3,302
Impairment of property, plant and equipment	—	—	4,921
Gain on disposition of property, plant and equipment	—	(224)	—
Unrealized gain on derivative instrument	—	—	(185)
Deferred income taxes	(3,033)	189	4
Non-cash interest	247	310	352
Stock-based compensation	962	582	133
Loss on extinguishment of debt	—	—	613
Other	—	—	100
Change in non-cash operating working capital:
Accounts receivable	2,397	(9,040)	10,195
Inventories	(5,387)	(203)	(5,944)
Prepaid expenses	26	(919)	(263)
Income taxes payable	160	36	(100)
Accounts payable	1,332	4,380	37
Accrued liabilities	2,404	(706)	(162)

	14,007	(6,313)	7,108

Financing:
(Decrease) increase in revolving debt	(14,538)	9,736	13,800
Repayment of long-term debt	(350)	(2,738)	(16,103)
Principal payment of capital lease obligations	(881)	(1,356)	(908)
Proceeds from issuance of common stock	1,980	—	—
Proceeds from sale and leaseback	435	—	—
Debt issuance and deferred financing costs	(100)	(151)	(395)

	(13,454)	5,491	(3,606)

Investment:
Purchase of property, plant and equipment	(1,209)	(1,042)	(1,329)
Proceeds from sale of property, plant and equipment	—	830	268

	(1,209)	(212)	(1,061)

Increase (decrease) in cash	(656)	(1,034)	2,441
Cash, beginning of year	1,589	2,623	182

Cash, end of the year	$933	$1,589	$2,623

Supplemental Information:
Cash interest paid	$1,575	$1,874	$2,635
Cash taxes (received) paid—net	$447	$82	$173
Property, plant and equipment acquired through capital lease	$1,001	$—	$1,516

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. For the past ten years the Company has had an evolving manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. The Company operates under a manufacturing agreement with Alco, having established a new dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides the Company’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. The facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations in comparative reporting periods.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive income, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 4, 2010 to January 2, 2011 (“period ending January 2, 2011”), January 5, 2009 to January 3, 2010 (“period ending January 3, 2010”) and January 1, 2008 to January 4, 2009 (“period ended January 4, 2009”). Comparative information for periods prior to January 1, 2008 are reported on a calendar year basis and have not been restated for this change.

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

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, restructuring and other accruals, determination of useful lives of property, plant and equipment, impairment of long-lived assets and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

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

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	5 - 20 years
Machinery and equipment—fabrication business	15 years
Machinery and equipment—all other	7 - 10 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term and estimated useful life

Land is stated at cost.

(viii)	Deferred financing costs

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

The Company follows the guidance under ASC 740 with respect to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

This guidance requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that meet the

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the periods ended January 2, 2011 or January 3, 2010.

(xix)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the periods ended January 2, 2011 or January 3, 2010.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

2.	Significant accounting policies (Continued)

(xx)	Comprehensive income (loss):

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the periods ended January 2, 2011, January 3, 2010 and January 4, 2009, comprehensive income (loss) was equal to net earnings (loss).

(xxi)	Recent accounting pronouncements

a)	In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect that this ASU will have a significant impact on its consolidated financial statements.

(xxii)Changes	in Accounting Estimate

In the course of acquiring machinery and equipment used in the surface mount process at the beginning of the first quarter of fiscal 2010, the Company conducted an asset by asset review of the estimated useful lives of machinery and equipment used in that process. Based on those findings, the estimated useful lives of certain items of that class of assets were increased from 7 years to approximately 10 years. This change in estimate was applied to all existing and new assets of this class on a prospective basis from January 3, 2010. This change in estimate for the period ended January 2, 2011 resulted in an increase to net income of $284 and a $0.02 increase to earnings per share.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income.

Consolidated balance sheets

Accounts receivable—net:

	January 2, 2011	January 3, 2010
Accounts receivable	$35,066	$37,709
Taxes receivable	537	537
Allowance for doubtful accounts	(312)	(558)

Accounts receivable—net	$35,291	$37,688

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Inventories:

	January 2, 2011	January 3, 2010
Raw materials	$30,218	$22,618
Work in process	8,384	10,564
Finished goods	2,461	2,789
Parts	1,350	1,055

Inventories	$42,413	$37,026

Property, plant and equipment—net:

	January 2, 2011	January 3, 2010
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,852
Machinery and equipment (a)	32,068	30,065
Office furniture and equipment	2,396	2,393
Computer hardware and software (b)	9,113	8,959
Leasehold improvements	3,123	3,099

	58,226	56,016

Less accumulated depreciation:
Land	—	—
Buildings	(5,283)	(4,776)
Machinery and equipment (a)	(24,957)	(23,186)
Office furniture and equipment	(2,326)	(2,305)
Computer hardware and software (b)	(8,825)	(8,592)
Leasehold improvements	(2,944)	(2,891)

	(44,335)	(41,750)

Property, plant and equipment—net	$13,891	$14,266

(a)	Included within machinery and equipment were assets under capital leases with costs of $8,577 and $7,141, and associated accumulated depreciation of $4,958 and $3,998 as of January 2, 2011 and January 3, 2010, respectively. The related depreciation expense for the periods ended January 2, 2011, January 3, 2010 and January 4, 2009 were $960, $1,017 and $956, respectively.
(b)	Included within computer hardware and software were assets under capital leases with costs of $268 at both January 2, 2011 and January 3, 2010, and associated accumulated depreciation of $225 and $137, as of January 2, 2011 and January 3, 2010, respectively. The related depreciation expense for the periods ended January 2, 2011, January 3, 2010 and January 4, 2009 was $88, $88 and $49, respectively.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

3.	Consolidated financial statement details (Continued)

Deferred financing costs—net:

	January 2, 2011	January 3, 2010
Deferred financing costs	$2,777	$2,677
Accumulated amortization	(2,297)	(2,050)

	$480	$627

Accrued liabilities:

	January 2, 2011	January 3, 2010
Customer related	$1,469	$1,277
Payroll	6,424	2,079
Professional services	794	488
Restructuring and discontinued operations	—	884
Vendor related	35	498
Miscellaneous taxes	131	228
Other	446	764

Accrued liabilities	$9,299	$6,218

Consolidated statements of operations and comprehensive income

Interest expense:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Long-term debt	$1,660	$1,765	$2,742
Obligations under capital leases	55	207	201
Other	(18)	(12)	(29)

Interest expense	$1,697	$1,960	$2,914

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as at:

	January 2, 2011	January 3, 2010
Revolving	$1,528	$16,066
Term	9,263	9,613

	10,791	25,679
Less: Current portion of long-term debt	(3,705)	(5,013)

Long-term debt	$7,086	$20,666

The Company has a loan agreement with Wells Fargo Capital Finance Corporation Canada (“Wells Fargo”) (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada (“EDC”), to be referred to collectively as the “Wells Fargo EDC Facilities”, dated August 2008.

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants, eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and increase the interest rate by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. The revolving line of credit bears interest at prime to prime plus 1%, the term loan to EDC bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo bore interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

The Company incurred costs of $100 related to the amendment of the Wells Fargo EDC Facilities in 2010, and $151 in 2009. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the remaining term of the credit facility.

Under the May 2010 amendment, repayments of the term loan to EDC for fiscal 2010 were postponed. Payments are scheduled to recommence on April 1, 2011 with quarterly installments of $926, and the remaining amounts outstanding due at maturity. The term loan to Wells Fargo was repayable in quarterly installments of $75, with the remaining amount due at maturity, which was repaid on January 1, 2011.

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company elects to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

At January 2, 2011 and January 3, 2010, there were Canadian dollar denominated cash balances of $78 and $6,997 respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at January 2, 2011. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants is dependent on the

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Obligations under capital leases

Minimum lease payments for capital leases due within each of the next five years consist of the following

2011	$1,013
2012	440
2013	353
2014	276

Total minimum lease payments	2,082
Amount representing interest of 7.6% to 11.3%	(195)

Present value of lease payments	1,887
Current portion of capital leases	928

Long term capital lease obligations	$959

Debt principal repayments

At January 2, 2011, principal repayments due within each of the next five years on long-term debt are as follows:

2011	$3,705
2012	3,705
2013	3,381

Total	$10,791

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 2, 2011 and January 3, 2010 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	January 2, 2011		January 3, 2010		January 4, 2009
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	711,048	$6,728	749,448	$7,091	791,533	$7,489
Shares issued pursuant to:
Conversion to common stock	(127,200)	(1,204)	(38,400)	(363)	(42,085)	(398)

Balance at end of the period	583,848	$5,524	711,048	$6,728	749,448	$7,091

Common shares
Balance at beginning of the period	13,935,284	$365	13,896,884	$365	13,854,799	$365
Shares issued pursuant to:
Exercise of stock options	1,267,248	13	—	—	—	—
Conversion of exchangeable shares	127,200	1	38,400	—	42,085	—

Balance at end of the period	15,329,732	$379	13,935,284	$365	13,896,884	$365

Special voting stock
Balance at beginning of the period	1	$—	1	$—	1	$—

Balance at end of the period	1	$—	1	$—	1	$—

Total Common stock		$5,903		$7,093		$7,456

Warrants
Common share warrants
Balance at beginning of the period	—	$—	11,166,947	$2,755	11,166,947	$2,755

Expired	—	—	(11,166,947)	(2,755)	—	—
Balance at end of the period	—	$—	—	$—	11,166,947	$2,755

Exchangeable share warrants
Balance at beginning of the period (a)	—	$—	—	$—	16,675,000	$7,617

Balance at end of the period	—	$—	—	$—	16,675,000	$7,617

Total Warrants		$—		$—		$10,372

(a)	Restated as at January 5, 2009 as per ASC 815 (see Note 2)

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

5.	Capital stock (Continued)

Exchangeable shares:

During the periods ended January 2, 2011, January 3, 2010 and January 4, 2009, exchangeable shares of 127,200, 38,400 and 42,085 with a carrying value of $1,204, $363 and $398, respectively, were exchanged for common stock, with a carrying value of $1, nil and nil, respectively, with the difference recorded as additional paid-in capital.

Common Share Warrants:

On June 1, 2004, the Company’s pre-existing lenders exchanged $10,000 of outstanding debt and warrants for 2,233,389 shares of common stock and 11,166,947 warrants (the “Conversion Warrants”). Each warrant was exercisable for one-tenth of one share of common stock of the Company at an exercise price of $6.90 per share of common stock. The Conversion Warrants expired on March 4, 2009. Upon expiry of the unexercised warrants, the amount attributed to the Conversion Warrants was recorded as additional paid-in capital.

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

Stock options

1998 SMTC Plan:

In July 1999, the Company replaced a previous option plan with an equivalent stock option plan (the “1998 SMTC Plan”). As at January 2, 2011, all remaining outstanding options granted under the 1998 SMTC Plan have expired.

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”). The plan permitted

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options granted before the fourth quarter of 2007 generally vested over a four-year period and expired 10 years from their respective date of grant, while options granted thereafter vest over a three-year period and expire 5 years from their respective date of grant.

2010 Incentive Plan:

In July 2010, the Company approved a new stock option plan, the 2010 SMTC Incentive Plan (the “2010 Incentive Plan”). The plan permitted the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options generally vest over a three-year period and expire 5 years from their respective date of grant.

The Company generally issues new shares when options are exercised. A summary of stock option activity for the periods ended January 4, 2009, January 3, 2010 and January 2, 2011 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2007	1,373,554	$2.32
Options granted under the 2000 Equity Incentive Plan	370,000	$0.70
Options forfeited	(661)	$5.36

Outstanding balance at January 4, 2009	1,742,893	$1.97

Options granted under the 2000 Equity Incentive Plan	335,000	$1.00
Options forfeited	(140,453)	$3.10

Outstanding balance at January 3, 2010	1,937,440	$1.72
Options forfeited or expired	(7,440)	$5.93
Options exercised	(1,267,248)	$1.55	$2,537

Outstanding balance at January 2, 2011	662,752	$2.00	$1,246	3.1
Exercisable balance at January 2, 2011	327,756	$3.13	$476	2.6

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

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

	Period ended January 3, 2010	Period ended January 4, 2009
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	89.5%	95.4%
Risk-free interest rate	1.86%	2.51%
Expected option life in years	4.0	4.0
Weighted-average stock option fair value per option granted	$0.64	$0.51

There were no options granted during the period ended January 2, 2011.

During the periods ended January 2, 2011, January 3, 2010 and January 4, 2009, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $249, $531 and $374, respectively.

During the periods ended January 2, 2011, January 3, 2010 and January 4, 2009, 353,334, 410,005 and 333,333 options vested, respectively. As at January 2, 2011, compensation expense of $187 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 1.6 years.

The following table presents information about stock options outstanding as of January 2, 2011:

Plan	Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
2000 Equity Incentive Plan
	162,874	$0.70	51,210	$0.70
	291,397	$1.00	68,065	$1.00
	20,000	$1.17	20,000	$1.17
	98,481	$1.64	98,481	$1.64
	40,000	$3.11	40,000	$3.11
	3,000	$3.75	3,000	$3.75
	30,000	$4.00	30,000	$4.00
	5,000	$15.00	5,000	$15.00
	5,000	$25.00	5,000	$25.00
	7,000	$40.00	7,000	$40.00

	662,752	$2.00	327,756	$3.13

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

6.	Stock based compensation (Continued)

Deferred Share Units

Deferred Share Units were granted to directors and certain officers of the Company as remuneration in lieu of cash. During the periods ended January 2, 2011 and January 3, 2010, no units were granted. During the period ended January 4, 2009, 36,809 deferred share units were granted. During the period ended January 2, 2011, 202,425 deferred share units previously granted to the chief executive officer of the Company were cancelled. In the periods ended January 2, 2011, and January 3, 2010, cash payments of $192 and $27, respectively, were made for 86,553 and 46,688 deferred share units, respectively. No payments were made during the period ended January 4, 2009.

At January 2, 2011, January 3, 2010 and January 4, 2009, 46,688, 335,666 and 382,354 deferred share units were outstanding, respectively.

Deferred Share Unit compensation expense for the period ended January 2, 2011 and January 3, 2010 was $712 and $51, respectively. Deferred Share Unit compensation recovery for the period ended January 4, 2009 was $241.

There is no unrecognized compensation related to deferred share units since these awards vest immediately when granted.

7.	Restructuring charges

During 2002, the Company announced restructuring programs aimed at reducing its cost structure and plant capacity (the “2002 Plan”) and recorded restructuring and other charges consisting of: a write-down of goodwill and other intangible assets; the costs of exiting equipment and facility leases; severance costs; asset impairment charges; inventory exposures and other facility exit costs. During the third quarter of 2006 the Company began a restructuring program at the management level to better manage operating costs by reducing certain management roles (the ”2006 Plan”). In 2008, the Company implemented restructuring activities as a result of the movement of production to China (the “2008 Plan”). In 2009, the Company reduced staff levels in response to expected lower revenues resulting from the global economic recession (the “2009 Plan”). There were no restructuring activities in the period ended January 2, 2011. The following table summarizes components of restructuring charges and recoveries for the periods noted:

	Period ended January 3, 2010	Period ended January 4, 2009
Severance	$783	$718
Proceeds from liquidation	—	(225)

Restructuring charges	$783	$493

Fiscal 2006 charges and recoveries:

During 2006, the Company recorded severance charges of $470 relating to an employee in the United States and 2 employees in Canada. Also during 2006, the Company changed the estimate of future lease payments under the 2002 Plan as result of new circumstances and recorded an adjustment which reduced the accrual by $1,820 and recognized a gain on sale of assets previously written down of $1,228.

Fiscal 2008 charges and recoveries:

During the first quarter of 2008 the Company recorded a restructuring recovery of $225 consisting of a dividend from liquidation proceeds of the Company’s Donegal, Ireland facility, which related to restructuring activities under the 2002 Plan.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges (Continued)

In the second quarter of 2008, the Company recorded a restructuring charge of $668, consisting of a $518 severance charge at our Mexican facility and a $150 severance charge at the corporate level. The Company reduced approximately 250 full time and 100 temporary staff, mainly in Mexico, as a result of the planned movement of production to the Company’s China facility.

In the fourth quarter of 2008, the Company recorded additional restructuring charges of $50, consisting of a severance charge at the Mexico facility.

Fiscal 2009 charges and recoveries:

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

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges (Continued)

The following table details original charges, additional charges and adjustments, and the related amounts included in accrued liabilities relating to the 2002 Plan:

	Inventory writedowns included in Cost of sales	Leases and other contractual obligations	Severance	Asset impairment	Sale of assets (a)	Other facility exit costs	Total
2002 Plan
2002 Charges	$6,536	$18,656	$2,844	$7,689	$—	$1,568	$37,293
Non-cash charges	(6,536)	—	—	(7,726)	—	—	(14,262)
2002 and 2003 cash (payments) receipts	—	(8,113)	(4,703)	—	293	(630)	(13,153)
2003 Reversals	—	(4,123)	—	—	—	(701)	(4,824)
2003 Charges	—	326	2,418	37	(293)	96	2,584

Balance as at December 31, 2003	$—	$6,746	$559	$—	$—	$333	$7,638
Charges	—	—	400	—	—	—	400
Reversals	—	(256)	—	—	—	—	(256)
Payments	—	(4,100)	(103)			(300)	(4,503)

Balance as at December 31, 2004	$—	$2,390	$856	$—	$—	$33	$3,279
Charges	—	—	156	—	(12)	93	$237
Reversals	—	(237)	(456)	—	—	—	(693)
Receipts (payments)	—	(299)	(556)		12	(96)	(939)

Balance as at December 31, 2005	$—	$1,854	$—	$—	$—	$30	$1,884
Reversals	—	(1,820)	—	—	—	—	$(1,820)
Payments	—	(34)	—		—	(30)	(64)

Balance as at December 31, 2006 and 2007	$—	$—	$—	$—	$—	$—	$—
Reversals	—	—	—	—	(225)	—	(225)
Receipts	—	—	—	—	225	—	225

Balance as at January 4, 2009, January 3, 2010 and January 2, 2011	$—	$—	$—	$—	$—	$—	$—

(a)	The receipt from sale of assets relates to cash received from the proceeds on sale of a previously written down asset.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

7.	Restructuring charges (Continued)

The following table details original charges and the related amounts included in accrued liabilities relating to the 2006 Plan:

Severance
2006 Plan
Charges	$470
Payments	(117)

Balance as at December 31, 2006	$353
Payments	(283)

Balance as at December 31, 2007	$70
Payments	(70)

Balance as at January 4, 2009, January 3, 2010 and January 2, 2011	$—

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2008 Plan:

Severance
2008 Plan
Charges	$718
Payments	(718)

Balance as at January 4, 2009, January 3, 2010 and January 2, 2011	$—

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2009 Plan:

Severance
2009 Plan
Charges	$815
Recoveries	(32)
Payments	(783)

Balance as at January 3, 2010 and January 2, 2011	$—

8.	Loss on extinguishment of debt

Upon refinancing of the Company’s term debt with its previous lenders during the third quarter of 2008, the Company recorded a non-cash charge to expense the remaining unamortized deferred financing costs related to the extinguished term debt of $613.

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

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

9.	Derivative Financial Instruments (Continued)

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

There were no derivative instruments outstanding at January 2, 2011 or January 3, 2010.

10.	Income taxes

The Company recorded the following income tax expense (recovery) from continuing operations for the periods noted:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Current:
Federal/State	$50	$(633)	$31
Foreign	494	135	82

	544	(498)	113
Deferred:
Federal	(2,786)	—	—
Foreign	(247)	189	4

	(3,033)	189	4

Income tax expense (recovery)	$(2,489)	$(309)	$117

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Federal income tax	$3,451	$717	$607
State income tax expense, net of federal tax benefit	335	41	65
Change in enacted income tax rates	(19)	1,911	(411)
Income of international subsidiaries taxed at different rates	(847)	(901)	(1,089)
Change in valuation allowance	(6,702)	(1,795)	(472)
Additional (release of) income tax exposures, net of alternative minimum taxes	28	(69)	65
Permanent and other differences	1,265	(213)	1,352

Income tax expense (recovery)	$(2,489)	$(309)	$117

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the periods noted:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
U.S.	$7,342	$1,065	$(1,467)
Non U.S.	2,519	983	3,200

	$9,861	$2,048	$1,733

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 2, 2011	January 3, 2010
Deferred income tax assets:
Net operating loss carryforwards	$37,602	$41,094
Capital loss carryforwards	2,106	2,203
AMT credit carryforwards	548	717
Property, plant and equipment and other assets	5,348	5,266
Reserves, allowances and accruals	1,450	1,442

	47,054	50,722
Valuation allowance	(43,731)	(50,432)

Net deferred income tax assets	$3,323	$290

At January 2, 2011, the Company had total net operating loss (“NOL”) carry forwards of $101,311, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $13,728 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2029.

At January 2, 2011 and January 3, 2010, the Company had gross unrecognized tax benefits of $330 and $312, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2003 to 2010 remain open for review by the tax authorities in Canada. Tax years 2004 and 2006 to 2010 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $225 and $203 accrued for interest and penalties as of January 2, 2011 and January 3, 2010, respectively. The increase is primarily the recording of incremental interest on existing uncertain positions.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

10.	Income taxes (Continued)

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 3, 2010	$312
Foreign exchange	18

Balance as at January 2, 2011	$330

Deferred income taxes have not been provided on $11,826 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrealized deferred tax liabilities related to these earnings is $4,612.

Whether or not the recapitalization transactions undertaken in 2004 result in an ownership change for purposes of Section 382 of the Internal Revenue Code (“Section 382”), which imposes a limitation on a corporation’s use of NOL carry forwards following an “ownership change,” depends upon whether the exchangeable shares of SMTC Canada are treated as shares of the Company under U.S. tax principles. The Company has concluded that the recapitalization transactions did not result in an ownership change and as such the use of the NOL carry forwards has not been limited.

No incremental tax benefit has been recorded in respect of the loss from discontinued operations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. In 2010, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Period ended January 3, 2010	Period ended January 4, 2009
Discontinued Operations Before Disposal:
Revenue	$6,957	$35,755

Loss from discontinued operations before disposal, net of taxes	$(3,573)	$(7,511)
Disposal:
Loss on disposal, net of taxes	(2,379)	—

Loss from discontinued operations, net of taxes	$(5,952)	$(7,511)

There were no revenues or losses from discontinued operations in the period ended January 2, 2011.

The loss on disposal recorded in the period ended January 3, 2010 consisted largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, offset by a gain on disposal of plant equipment.

The following is a summary of the loss on disposal recorded in the period ended January 3, 2010:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Gain on disposal of plant and equipment	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the period ended January 2, 2011:

	Severance	Lease Obligations	Other Facility Exit Costs	Total
Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)

Accrual balance as at January 3, 2010	$225	$587	$72	$884
Cash payments	(225)	(587)	(72)	(884)

Accrual balance as at January 2, 2011	$—	$—	$—	$—

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

12.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for:

(Number of common shares)	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Basic weighted average shares outstanding	15,072,425	14,646,333	14,646,333
Dilutive stock options (a)	546,818	—	152,398

Diluted weighted average shares outstanding	15,619,243	14,646,333	14,798,731

(a)	Dilutive stock options were determined by using the treasury stock method. For the periods ended January 2, 2011, January 3, 2010 and January 4, 2009, the average share prices used were $2.91, $0.70 and $1.54 per share, respectively.

During the periods ended January 2, 2011 and January 3, 2010, the calculations of diluted weighted average shares outstanding did not include 231,173 and 1,937,440 options, respectively, as the effect would have been anti-dilutive.

During the period ended January 4, 2009, the calculation of diluted weighted average shares outstanding did not include 1,232,893 options, nor did they include 16,675,000 warrants, each warrant exercisable for one-fifth of an exchangeable share of SMTC Canada and 11,166,947 warrants, each warrant exercisable for one-tenth of one share of common stock of the Company, as the effect would have been anti-dilutive.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Revenues
Mexico	$127,318	$71,697	$90,576
Canada	56,492	49,854	72,647
US	21,784	13,881	17,542
Asia	62,417	47,401	37,857

Total	$268,011	$182,833	$218,622

Intersegment revenue
Mexico	$(2,182)	$(2,398)	$(7,498)
Canada	(3,182)	(910)	(4,219)
US	(67)	(16)	(26)

Total	$(5,431)	$(3,324)	$(11,743)

Net external revenue
Mexico	$125,136	$69,299	$83,078
Canada	53,310	48,944	68,428
US	21,717	13,865	17,516
Asia	62,417	47,392	37,857

Total	$262,580	$179,509	$206,879

EBITA
Mexico	$9,506	$6,119	$2,707
Canada	(230)	(2,096)	538
US	1,375	(482)	1,307
Asia	907	1,250	1,016

Total	$11,558	$4,791	$5,568

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

A reconciliation of EBITA to earnings from continuous operations before income taxes is as follows:

EBITA	$11,558	$4,791	$5,568
Interest	1,697	1,960	2,914
Restructuring charges	—	783	493
Loss on extinguishment of debt	—	—	613
Other recoveries	—	—	(185)

Earnings from continuing operations before income taxes	$9,861	$2,048	$1,733

Capital expenditures:

The following table contains capital expenditures for:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
Mexico	$215	$653	$905
Canada	166	334	623
US	1,045	26	1,249
Asia	784	29	68

Total	$2,210	$1,042	$2,845

Assets:

	January 2, 2011	January 3, 2010
Long-lived assets (a)
Mexico	$9,793	$11,267
Canada	1,614	2,049
US	1,766	909
Asia	718	41

Total	$13,891	$14,266

Total assets
Mexico	$61,199	$59,813
Canada	21,951	22,067
US	3,562	2,038
Asia	11,715	9,690

Total	$98,427	$93,608

(a)	Long-lived assets information is based on the principal location of the asset.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

13.	Segmented information (Continued)

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Period ended January 2, 2011	Period ended January 3, 2010	Period ended January 4, 2009
US	$157,746	$71,725	$68,321
Canada	69,770	74,590	89,298
Europe	21,182	627	13,111
Asia	13,869	32,548	28,507
Mexico	13	19	7,642

Total	$262,580	$179,509	$206,879

Significant customers and concentration of credit risk

Sales of the Company’s products are concentrated among specific customers in the same industry. The Company generally does not require collateral. The Company is subject to concentrations of credit risk in trade receivables and mitigates this risk through ongoing credit evaluation of customers and the carriage of credit insurance. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

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

During the period ended January 2, 2011, four customers individually comprised 16%, 15%, 13% and 13% of revenue from continuing operations across all geographic segments. At January 2, 2011 these customers represented 8%, 4%, 10% and 5% of the Company’s trade accounts receivable.

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

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

14.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2011	$1,042
2012	210
2013 and thereafter	67

Total	$1,319

Operating lease expense for the periods ended January 2, 2011, January 3, 2010 and January 4, 2009 and January 3, 2010 was $1,140, $1,124 and $1,070, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 2, 2011 consist of insurance installments of $160 to be paid during calendar year 2011, and machinery and equipment of $998. As at January 3, 2010, purchase obligations not recorded on the balance sheet consist of insurance installments of $168 that were paid during calendar year 2010.

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