Form 10-Q
period 2011-04-03
SMTC CORP
filed 2011-05-06
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of April 3, 2011, SMTC Corporation had 15,599,328 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of April 3, 2011, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 578,748 exchangeable shares outstanding, excluding 7,369,562 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 3, 2011	January 2, 2011
Assets
Current assets:
Cash	$2,177	$933
Accounts receivable—net (note 3)	36,121	35,291
Inventories (note 3)	43,115	42,413
Prepaid expenses	1,834	2,096

	83,247	80,733
Property, plant and equipment—net (note 3)	14,804	13,891
Deferred financing costs—net (note 3)	424	480
Deferred income taxes (note 6)	3,344	3,323

	$101,819	$98,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,909	$42,921
Accrued liabilities (note 3)	5,294	9,299
Income taxes payable	676	700
Current portion of long-term debt (note 4)	4,630	3,705
Current portion of capital lease obligations	1,168	928

	51,677	57,553
Long-term debt (note 4)	14,500	7,086
Capital lease obligations	1,729	959
Commitments and contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	5,858	5,903
Additional paid-in capital	257,107	256,723
Deficit	(229,052)	(229,797)

	33,913	32,829

	$101,819	$98,427

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	April 3, 2011	April 4, 2010
Revenue	$56,323	$61,354
Cost of sales	51,209	54,988

Gross profit	5,114	6,366
Selling, general and administrative expenses	3,513	3,730
Restructuring charges (note 9)	364	—

Operating earnings	1,237	2,636
Interest expense (note 3)	286	489

Earnings before income taxes	951	2,147
Income tax expense (note 6)
Current	227	95
Deferred	(21)	(15)

	206	80

Net earnings, also being comprehensive income	$745	$2,067

Earnings per share of common stock:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14
Weighted average number of shares outstanding (note 7)
Basic	15,955,281	14,654,392
Diluted	16,289,750	14,819,960

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 3, 2011 and April 4, 2010

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	76	—	76
Conversion of shares from exchangeable to common stock	(48)	48	—	—
Exercise of stock options	3	260	—	263
Net income	—	—	745	745

Balance, April 3, 2011	$5,858	$257,107	$(229,052)	$33,913

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 3, 2010	$7,093	$253,304	$(242,147)	$18,250
Stock-based compensation	—	47	—	47
Conversion of shares from exchangeable to common stock	(76)	76	—	—
Exercise of stock options	—	35	—	35
Net income	—	—	2,067	2,067

Balance, April 4, 2010	$7,017	$253,462	$(240,080)	$20,399

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 3, 2011	April 4, 2010
Cash provided by (used in):
Operations:
Net earnings	$745	$2,067
Items not involving cash:
Depreciation	663	607
Deferred income taxes	(21)	(15)
Non-cash interest	56	76
Stock-based compensation	55	574
Change in non-cash operating working capital:
Accounts receivable	(830)	4,308
Inventories	(702)	(8,480)
Prepaid expenses	262	674
Income taxes payable	(24)	38
Accounts payable	(3,012)	4,368
Accrued liabilities	(3,975)	(559)

	(6,783)	3,658
Financing:
Increase (decrease) in revolving debt	8,339	(2,512)
Repayment of long-term debt	—	(75)
Principal payment of capital lease obligations	(456)	(166)
Proceeds from issuance of common stock	263	35

	8,146	(2,718)
Investing:
Purchase of property, plant and equipment	(119)	(692)

	(119)	(692)

Increase in cash	1,244	248
Cash, beginning of period	933	1,589

Cash, end of the period	$2,177	$1,837

Supplemental Information
Cash interest paid	246	$470
Cash taxes paid – net	279	$68
Property, plant and equipment acquired through capital lease	1,466	$—

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

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 2, 2011, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended January 2, 2011.

2. Accounting Changes

In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

3. Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the months ended for each of the consolidated statements of operations and comprehensive income.

Consolidated balance sheets

Accounts receivable – net:

	April 3, 2011	January 2, 2011
Accounts receivable	$35,896	$35,066
Taxes receivable	537	537
Allowance for doubtful accounts	(312)	(312)

Accounts receivable—net	$36,121	$35,291

Inventories:

	April 3, 2011	January 2, 2011
Raw materials	$32,714	$30,218
Work in process	6,797	8,384
Finished goods	2,139	2,461
Parts	1,465	1,350

Inventories	$43,115	$42,413

Property, plant and equipment – net:

	April 3, 2011	January 2, 2011
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	33,626	32,068
Office furniture and equipment	2,398	2,396
Computer hardware and software (b)	9,138	9,113
Leasehold improvements	3,123	3,123

	59,811	58,226

Less accumulated depreciation:
Land	—	—
Buildings	(5,411)	(5,283)
Machinery and equipment (a)	(25,439)	(24,957)
Office furniture and equipment	(2,331)	(2,326)
Computer hardware and software (b)	(8,869)	(8,825)
Leasehold improvements	(2,957)	(2,944)

	(45,007)	(44,335)

Property, plant and equipment—net	$14,804	$13,891

(a)

Included within machinery and equipment were assets under capital leases with costs of $4,976 and $8,577 as at April 3, 2011 and January 2, 2011, respectively and associated accumulated depreciation of $1,189 and $4,958 as of April 3, 2011 and January 2, 2011, respectively. The related depreciation expense for the three months ended April 3, 2011 and April 4, 2010 were $215 and $216, respectively. During the period ended April 3, 2011, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $5,067 and accumulated depreciation of $3,985, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to regular machinery and equipment on a prospective basis.

(b)	Included within computer hardware and software were assets under capital leases with costs of $268 as at both April 3, 2011 and January 2, 2011, and associated accumulated depreciation of $247 and $225, as of April 3, 2011 and January 2, 2011, respectively. The related depreciation expense for both the three months ended April 3, 2011 and April 4, 2010 was $22.

Deferred financing costs:

	April 3, 2011	January 2, 2011
Deferred financing costs	$2,777	$2,777
Accumulated amortization	(2,353)	(2,297)

	$424	$480

Accrued liabilities:

	April 3, 2011	January 2, 2011
Customer related	$1,425	$1,469
Payroll	2,501	6,424
Professional services	581	794
Vendor related	20	35
Miscellaneous taxes	83	131
Restructuring	74	—
Other	610	446

Accrued liabilities	$5,294	$9,299

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended
	April 3, 2011	April 4, 2010
Long-term debt	$245	$518
Obligations under capital leases	39	34
Other	2	(63)

Interest expense	$286	$489

4. Long-term debt

	April 3, 2011	January 2, 2011
Revolving	$9,867	$1,528
Term	9,263	9,263

	19,130	10,791
Less: Current portion of long-term debt	(4,630)	(3,705)

Long-term debt	$14,500	$7,086

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

The Company incurred costs of $100 related to the amendment of the Wells Fargo EDC Facilities in 2010. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the remaining term of the credit facility.

Under the May 2010 amendment, repayments of the term loan to EDC for fiscal 2010 were postponed. In addition, the April 1, 2011 payment of $926 was postponed and will be paid evenly over the remaining quarterly installments in 2011. Payments are scheduled to recommence on July 1, 2011 with quarterly installments of $926, and the remaining amounts outstanding due at maturity.

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company elects to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

At April 3, 2011 there was a Canadian dollar denominated revolving debt balance of $2,475, and at January 2, 2011 there was a Canadian dollar denominated cash balance of $78, which was classified as an offset to debt balances as it was used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at April 3, 2011. Accordingly, the outstanding balances under the Wells Fargo EDC Facilities continue to be classified as long-term. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the minimum rolling EBITDA covenant for the quarter ending October 2, 2011. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event that the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated.

5. Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at April 3, 2011 and January 2, 2011 consisted of:

(i)	26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)	5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created.

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of April 3, 2011:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the three month period	583,848	$5,524
Shares retired pursuant to:
Conversion to common stock	(5,100)	(48)

Balance at end of the period	578,748	$5,476

Common shares:
Balance at beginning of the three month period	15,329,732	$379
Shares issued pursuant to:
Exercise of stock options	264,496	3
Conversion of exchangeable shares	5,100	—

Balance at end of the period	15,599,328	$382

Special voting stock:
Balance at beginning of the three month period	1	$—

Balance at end of the period	1	$—

Total Common stock	16,178,077	$5,858

Exchangeable shares:

Exchangeable shares of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company, can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. Upon the earlier of July 27, 2015, or the number of outstanding exchangeable shares falling below 500,000, subject to certain adjustment and acceleration provisions, SMTC Canada will have the right to redeem all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis.

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no stock options granted during the three month period ended April 3, 2011. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended April 3, 2011 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 2, 2011	662,752	$2.00
Options exercised	(264,496)	$0.98

Outstanding at April 3, 2011	398,256	$2.64	$564	2.8

Exercisable at April 3, 2011	163,260	$5.14	$106	2.1

During the three month periods ended April 3, 2011 and April 4, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $76 and $47, respectively. At April 3, 2011, compensation expense of $111 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three months ended April 3, 2011 or April 4, 2010. As at January 2, 2011, 46,688 deferred share units were outstanding, and none as at April 3, 2011. Cash payments of $128 were made for 46,688 deferred share units during the three months ended April 3, 2011. There were no cash payments made during the three months ended April 4, 2010.

Deferred Share Unit compensation recovery for the three months ended April 3, 2011 was $21, and expense for the three months ended April 4, 2010 was $527 reflecting mark-to-market adjustments. There will be no further Deferred Share Unit compensation recoveries or expenses since there are no deferred share units outstanding.

6. Income taxes

During the three months ended April 3, 2011 and April 4, 2010, respectively, the Company recorded a net income tax expense of $206 and $80, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 2, 2011, the Company had total net operating loss (“NOL”) carry forwards of $101,311, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	13,728
2022	16,207
2023	27,270
2026-2029	27,246

$101,311

At April 3, 2011 and January 2, 2011, the Company had gross unrecognized tax benefits of $340 and $330, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2003 to 2010 remain open for review by tax authorities in Canada. Tax years 2004 and 2006 to 2010 remain open for review by tax authorities in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $232 and $225 accrued for interest and penalties as of April 3, 2011 and January 2, 2011, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7. Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 3, 2011	April 4, 2010
Basic weighted average shares outstanding	15,955,281	14,654,392
Dilutive stock options (a)	334,169	165,568

Diluted weighted average shares outstanding	16,289,750	14,819,960

(a)

For the three months ended April 3, 2011 and April 4, 2010, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.26 and $1.58 per share, respectively. For the three months ended April 3, 2011 and April 4, 2010, the calculation did not include 50,000 and 727,440 stock options, respectively, as the effect would have been anti-dilutive.

8. Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. The Company monitors the performance of its geographic operating segments based on adjusted EBITA (earnings before restructuring charges, interest, taxes and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Three months ended
	April 3, 2011	April 4, 2010
Revenues
Mexico	$34,179	$26,124
Asia	8,297	16,860
Canada	11,518	14,496
U.S.	3,994	4,822

Total	$57,988	$62,302

Intersegment revenue
Mexico	$(343)	$(463)
Canada	(1,314)	(424)
U.S.	(8)	(61)

Total	$(1,665)	$(948)

Net external revenue
Mexico	$33,837	$25,661
Asia	8,297	16,860
Canada	10,204	14,072
U.S.	3,986	4,761

Total	$56,323	$61,354

Adjusted EBITA
Mexico	$2,319	$3,118
Asia	10	228
Canada	(640)	(1,095)
U.S.	(88)	385

Total	$1,601	$2,636

Interest	286	489
Restructuring charges	364	—

Earnings before income taxes	$951	$2,147

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended April 3, 2011 and April 4, 2010:

	Three months ended
	April 3, 2011	April 4, 2010
Mexico	$495	$69
Asia	—	604
Canada	1,046	4
U.S.	44	15

Total	$1,585	$692

	April 3, 2011	January 2, 2011
Long-lived assets (a)
Mexico	$9,852	$9,793
Asia	694	718
Canada	2,516	1,614
U.S.	1,742	1,766

Total	$14,804	$13,891

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 3, 2011 and April 4, 2010:

	Three months ended
	April 3, 2011	April 4, 2010
U.S.	$35,176	$33,417
Canada	14,973	15,433
Europe	4,383	31
Asia	1,788	12,470
Mexico	3	3

Total	$56,323	$61,354

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

During the three months ended April 3, 2011, three customers individually comprised 16.4%, 15.2% and 10.0% (April 4, 2010– four customers 21.7%, 16.1%, 11.5% and 11.2%) of total revenue from continuing operations across all geographic segments. As of April 3, 2011, these customers represented 8%, 9% and 12%, respectively, (January 2, 2011, 8%, 4%, 10% and 5%, respectively) of the Company’s trade accounts receivable.

9. Restructuring charges

During the first quarter of 2011 the Company executed its 2011 Plan to streamline operations in response to reductions in forecasted revenues. The Company recorded restructuring charges of $364, consisting of severance costs of $205 at the Mexico facility and $159 at the Markham facility. The Company reduced staff levels by approximately 120 in Mexico and 40 in Markham.

The following table details the change in restructuring accrual for the three months ended April 3, 2011, relating to the 2011 Plan:

Severance
2011 Plan
2011 Charges	$364
Payments	(290)

Balance as at April 3, 2011	$74

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $74 in Canada that are expected to be paid out during 2011 through a drawdown on the revolving credit facilities.

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

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 11, 2011. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on March 11, 2011, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1,400 employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2011

For the first quarter of 2011, revenue decreased by $5.1 million, or 8.3%, compared to the first quarter of 2010. The decrease was mainly due to an end market demand decrease for one of the Company’s longstanding customers. The Company has continued to experience growth from newer customers; this growth has been more than offset by attrition.

For the quarter ended April 3, 2011, the Company recorded net income of $0.7 million compared to net income of $2.1 million for the comparative period in the prior year. The decline was primarily due to reduced revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso and increased termination, severance and recruiting costs related primarily to CEO succession. The Company undertook restructuring activities during the quarter to streamline operating costs.

Net cash used in operations for the first quarter of 2011 was $6.7 million resulting in an increase in net debt of $7.1 million. The use of cash was primarily due to one-time payments for performance based variable compensation and a retention incentive payment to the former CEO upon completion of certain requirements including the forfeiture of 202,425 deferred stock units, as well as timing differences due to reduced orders from certain customers causing inventory levels to be approximately $4 million higher than planned. The Company continues to have a goal of debt reduction and expects to generate cash and reduce debt during the remainder of 2011.

During the first quarter the Company negotiated with its term loan lender the postponement of the principal repayment scheduled for April 1, 2011 of $926 and it will be paid evenly over the remaining quarterly installments in 2011.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 3, 2011 compared with the quarter ended April 4, 2010:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended April 3, 2011		Three months ended April 4, 2010		Change 2011 to 2010
	$	%	$	%	$	%
Revenue	$56.3	100.0%	$61.4	100.0%	$(5.1)	(8.3)%
Cost of sales	51.2	90.9%	55.0	89.6%	(3.5)	(6.4)%

Gross profit	5.1	9.1%	6.4	10.4%	(1.3)	(20.3)%
Selling, general and administrative expenses	3.5	6.2%	3.7	6.0%	(0.2)	(2.7)%
Restructuring charges	0.4	0.7%	—	0.0%	0.4	—

Operating earnings	1.2	2.1%	2.7	4.4%	(1.5)	(55.6)%
Interest expense	0.3	0.5%	0.5	0.8%	(0.2)	(40.0)%

Earnings before income taxes	0.9	1.6%	2.2	3.6%	(1.3)	(59.1)%
Income tax expense
Current	0.2	0.4%	0.1	0.2%	0.1	100.0%
Deferred	—	0.0%	—	0.0%	—	—

	0.2	0.4%	0.1	0.2%	0.1	100.0%

Net earnings	$0.7	1.2%	$2.1	3.4%	$(1.4)	(66.7)%

Revenue

Revenue decreased $5.1million, or 8.3%, from $61.4 million for the first quarter of 2010 to $56.3 million for the first quarter of 2011 mainly due to a decrease in revenues of $9.2 million from one of the Company’s long standing customers caused by a decrease in end market demand for a product line manufactured by SMTC. Separately, newer customers have contributed $8.4 million in increased revenue, more than offsetting attrition.

During the first quarter of 2011, revenue from the industrial sector decreased compared with the same quarter of 2010; $42.2 million for the first quarter of 2011compared with $52.0 million for the same period in 2010, mainly due to the decrease from the customer described above. Revenue from the industrial sector as a percentage of total revenue decreased to 75.0% in the first quarter of 2011 compared with 84.8% in the first quarter of 2010.

Revenue from the communications sector increased compared with the same quarter of 2010; $3.4 million for the first quarter of 2011 compared with $3.1 million in 2010, which represented 6.1% of revenue in the first quarter of 2011, compared with 5.1% of revenue in the first quarter of 2010. The increase was due to one customer being in full production compared to ramping up in 2010.

Revenue from the networking and enterprise computing sector increased to $10.7 million for the first quarter of 2011compared with $6.2 million in 2010, which represented 18.9% of revenue in the first quarter of 2011, up from 10.1% of revenue in the first quarter of 2010. The increase was due primarily to one new customer and increases in revenue from a several existing customers.

During the first quarter of 2011, the Company recorded approximately $1.7 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.2 million in the first quarter of 2010. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 83.8% of revenue from continuing operations during the first quarter of 2011, compared with 89.1% in the first quarter of 2010. Revenue from our three largest customers during the first quarter of 2011 was $9.2 million, $8.6 million, and $5.7 million, representing 16.4%, 15.2%, and 10.0% of total revenue for the first quarter of 2011, respectively. This compares with revenue from our four largest customers of $13.3 million, $9.9 million, $7.1 million and $6.9 million, representing 21.7%, 16.1%, 11.5% and 11.2% of total revenue for the first quarter of 2010, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2011, 60.1% of our revenue was attributable to production from our operations in Mexico, 18.1% in Canada, 14.7% in Asia and 7.1% in the U.S. During the first quarter of 2010, 41.8% of our revenue was attributable to our operations in Mexico, 27.5% in Asia, 22.9% in Canada, and 7.8% in the U.S.

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

Gross Profit

Gross profit for the first quarter of 2011 decreased by $1.3 million to $5.1 million or 9.1% of sales compared with 10.4% of sales for the same period in 2010. This was due to reduction of revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of over $0.4 million and a $0.3 million foreign exchange loss on net liabilities and labor inefficiencies due to changes in customer demand compared to the same period in 2010. Furthermore, approximately 0.3% of the reduction in gross profit as a percentage of revenue in the first quarter of 2011 as compared to the first quarter of 2010 was due to the effect of the higher level of raw materials sales, which carry no margin.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million during the first quarter of 2011 to $3.5 million, from $3.7 million in the first quarter of 2010. The Company was able to reduce costs in variable compensation and professional fees; however the reductions were offset by increased corporate labor cost due to the strengthening of the Canadian dollar.

Restructuring Charges

During the first quarter of 2011 the Company executed its 2011 Plan to streamline operations in response to reductions in forecasted revenues. The Company recorded restructuring charges of $0.4 million, consisting of severance costs of $0.2 million at each of the Mexico and Markham facilities. The Company reduced staff levels by approximately 120 in Mexico and 40 in Markham.

Interest Expense

Interest expense decreased from $0.5 million in the first quarter of 2010 to $0.3 million for the first quarter of 2011, a decrease of $0.2 million primarily resulting from reduced debt levels and lower interest rates resulting from the May 2010 bank amendment and achievement of financial performance levels. Interest expense in the first quarter of both 2011 and 2010 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.1% and 5.6% for each of the first quarters of 2011 and 2010, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.2 million during the first quarter of 2011 compared to $0.1 million in the first quarter of 2010.

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

At January 2, 2011, the Company had total net operating loss (“NOL”) carry forwards of $101.3 million, of which $1.3 million will expire in 2012, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $13.7 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2025 and 2029.

Liquidity

Net cash used in operating activities during the three months ended April 3, 2011 was $6.8 million driven by working capital changes, partially offset by the net income generated by the Company. Net working capital increased by $8.4 million due to increases in accounts receivable and inventory, along with decreases in accounts payable and accrued liabilities. Accounts receivable days sales outstanding were 58 and 49 days for the three months ended April 3, 2011 and April 4, 2010, respectively. The increase was largely due to timing differences as larger payments were received early for the three months ended April 4, 2010 to offset the impact of holding inventory for certain customers compared to the three months ended April 3, 2011, combined with slower payment from a few customers. Inventory turnover, on an annualized basis remained consistent at 5 times for both the three months ended April 3, 2011 and the three months ended April 4, 2010 however the reasons for the turnover are different. For the first quarter of 2011, the slower turnover was caused by customer demand decreases resulted in higher inventory levels than planned of approximately $4 million compared to the first quarter of 2010, when supply chain shortage issues were the reason for the slower turnover. Accounts payable days outstanding were 70 days at the end of the first three months of 2011 compared to 76 days for the same period in 2010 as we continued our efforts to pay vendors quicker.

Net cash provided by financing activities during the three months ended April 3, 2011 was $8.1 million and net cash used in the three months ended April 4, 2010 was $2.7 million. During the three months ended April 3, 2011, the Company increased revolving debt by $8.3 million, while during the same period in 2010 the Company repaid debt of $2.6 million. During the three months ended April 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $0.5 million. During the three months ended April 4, 2010, capital lease repayments were $0.2 million.

Net cash used in investing activities during the three months ended April 3, 2011 and April 4, 2010 was $0.1 million and $0.7 million, respectively, consisting of additions of property, plant and equipment.

Capital Resources

We believe that cash generated from operations, available cash and amounts available under our Wells Fargo EDC Facilities and additional financing sources such as leasing companies and other lenders may not be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future because it is possible that the Company will not be in compliance with the minimum rolling EBITDA covenant for the quarter ended October 2, 2011 based on the Company’s current forecasts. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated.

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

During the three months ended April 3, 2011, the Company acquired machinery and equipment with a value of $1.5 million via capital leases.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended April 3, 2011 was 3.1%. At April 3, 2011, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our U.S. term debt bore interest at 2.75% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have exposure to foreign currency exchange risk for changes in exchange rates. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar and the Mexican peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 2, 2011. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of April 3, 2011.

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

Our three largest customers represented 16.4%, 15.2% and 10.0% of total revenue for the three months ended April 3, 2011, respectively. For the first three months of 2011, our top ten largest customers collectively represented 83.8% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On May 18, 2010, the Company and its lenders signed an amendment to extend the term of the debt agreement to July 2013, and to reset the EBITDA and leverage covenants, along with interest rates and the repayment schedule. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on a grid as specified in the debt agreement, which decreases as increasing rolling four-quarter EBITDA levels or leverage levels are achieved. Under the new amendment, repayments of the term loan to EDC for fiscal 2010 were postponed. Payments were scheduled to recommence on April 1, 2011; however EDC has agreed to defer this payment and amortize it over the remainder of the 2011 payments. The Company was in compliance with its covenants as at April 3, 2011. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Based on the Company’s current projections, it is possible that the Company will not be in compliance with the minimum rolling EBITDA covenant for the quarter ending October 2, 2011. Although the Company expects to successfully amend its financial covenants, if the Company is not able to do so, the Company could be in violation of its revolving credit facility agreement at that time. In the event the Company is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated. These events would likely have a material adverse effect on the Company.

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

Item 6	Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ ALEX WALKER
Name:	Alex Walker
Title:	Chair, Interim Office of the Chief Executive Officer

By	/s/ JANE TODD
Name:	Jane Todd
Title:	Chief Financial Officer

Date: May 6, 2011

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.