Form 10-Q
period 2011-07-03
SMTC CORP
filed 2011-08-11
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

As of July 3, 2011, SMTC Corporation had 15,621,826 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of July 3, 2011, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 578,748 exchangeable shares outstanding, excluding 7,369,562 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	July 3, 2011	January 2, 2011
Assets
Current assets:
Cash	$1,013	$933
Accounts receivable—net (note 3)	29,424	35,291
Inventories (note 3)	34,599	42,413
Prepaid expenses	1,146	2,096
	66,182	80,733
Property, plant and equipment—net (note 3)	14,293	13,891
Deferred financing costs—net (note 3)	371	480
Deferred income taxes (note 6)	3,353	3,323
	$84,199	$98,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,183	$42,921
Accrued liabilities (note 3)	6,080	9,299
Income taxes payable	655	700
Current portion of long-term debt (note 4)	4,630	3,705
Current portion of capital lease obligations	951	928
	39,499	57,553
Long-term debt (note 4)	10,162	7,086
Capital lease obligations	1,570	959
Commitments and contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	5,858	5,903
Additional paid-in capital	257,156	256,723
Deficit	(230,046)	(229,797)
	32,968	32,829
	$84,199	$98,427

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	$48,838	$71,215	$105,161	$132,569
Cost of sales	44,188	62,854	95,397	117,842
Gross profit	4,650	8,361	9,764	14,727
Selling, general and administrative expenses	3,405	4,648	6,918	8,378
Restructuring charges (note 9)	1,743	—	2,107	—
Operating earnings (loss)	(498)	3,713	739	6,349
Interest expense (note 3)	369	451	655	940
Earnings (loss) before income taxes	(867)	3,262	84	5,409
Income tax expense (note 6)
Current	136	69	363	164
Deferred	(9)	16	(30)	1
	127	85	333	165
Net earnings (loss), also being comprehensive income (loss)	(994)	3,177	(249)	5,244
Earnings (loss) per share of common stock:
Basic
Basic	$(0.06)	$0.21	$(0.02)	$0.36
Diluted	$(0.06)	$0.20	$(0.02)	$0.34
Weighted average number of shares outstanding (note 7)
Basic	15,962,945	14,820,961	16,070,511	14,737,676
Diluted	15,962,945	15,704,178	16,070,511	15,368,658

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Six months ended July 3, 2011 and July 4, 2010
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	90	—	90
Conversion of shares from exchangeable to common stock	(48)	48	—	—
Exercise of stock options	3	295	—	298
Net loss	—	—	(249)	(249)
Balance, July 3, 2011	$5,858	$257,156	$(230,046)	$32,968

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 3, 2010	$7,093	$253,304	$(242,147)	$18,250
Stock-based compensation	—	97	—	97
Conversion of shares from exchangeable to common stock	(998)	998	—	—
Exercise of stock options	4	664	—	668
Net income	—	—	5,244	5,244
Balance, July 4, 2010	$6,099	$255,063	$(236,903)	$24,259

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cash provided by (used in):
Operations:
Net earnings (loss)	$(994)	$3,177	$(249)	$5,244
Items not involving cash:
Depreciation	692	642	1,355	1,249
Deferred income taxes	(9)	14	(30)	(1)
Non-cash interest	53	61	109	137
Stock-based compensation	14	74	69	648
Change in non-cash operating working capital:
Accounts receivable	6,697	(10,888)	5,867	(6,580)
Inventories	8,516	(967)	7,814	(9,447)
Prepaid expenses	688	(198)	950	476
Income taxes payable	(21)	(60)	(45)	(22)
Accounts payable	(12,726)	5,177	(15,738)	9,545
Accrued liabilities	795	1,261	(3,180)	702
	3,705	(1,707)	(3,078)	1,951
Financing:
Increase (decrease) in revolving debt	(4,338)	1,876	4,001	(636)
Repayment of long-term debt	—	(75)	—	(150)
Principal payment of capital lease obligations	(376)	(217)	(832)	(383)
Deferred financing costs	—	(100)	—	(100)
Proceeds from issuance of common stock	35	633	298	668
	(4,679)	2,117	3,467	(601)
Investing:
Purchase of property, plant and equipment	(190)	(144)	(309)	(836)
	(190)	(144)	(309)	(836)
Increase (decrease) in cash	(1,164)	266	80	514
Cash, beginning of period	2,177	1,837	933	1,589
Cash, end of the period	$1,013	$2,103	$1,013	$2,103

Supplemental Information
Cash interest paid	$313	$442	$559	$912
Cash taxes paid – net	$170	$110	$449	$177
Property, plant and equipment acquired through capital lease	$—	$—	$1,466	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

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

2.	Accounting changes and recent accounting pronouncements

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 20111-04). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and will be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income.

Consolidated balance sheets
Accounts receivable – net:
	July 3, 2011	January 2, 2011
Accounts receivable	$29,199	$35,066
Taxes receivable	537	537
Allowance for doubtful accounts	(312)	(312)
Accounts receivable—net	$29,424	$35,291

Inventories:
	July 3, 2011	January 2, 2011
Raw materials	$25,961	$30,218
Work in process	5,781	8,384
Finished goods	1,576	2,461
Parts	1,281	1,350
Inventories	$34,599	$42,413

Property, plant and equipment – net:

	July 3, 2011	January 2, 2011
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	33,533	32,068
Office furniture and equipment	2,398	2,396
Computer hardware and software (b)	9,211	9,113
Leasehold improvements	3,147	3,123
	59,815	58,226
Less accumulated depreciation:
Land	—	—
Buildings	(5,539)	(5,283)
Machinery and equipment (a)	(25,762)	(24,957)
Office furniture and equipment	(2,337)	(2,326)
Computer hardware and software (b)	(8,915)	(8,825)
Leasehold improvements	(2,969)	(2,944)
	(45,522)	(44,335)
Property, plant and equipment—net	$14,293	$13,891

(a)
Included within machinery and equipment were assets under capital leases with costs of $4,976 and $8,577 as at July 3, 2011 and January 2, 2011, respectively and associated accumulated depreciation of $1,329 and $4,958 as of July 3, 2011and January 2, 2011, respectively. The related depreciation expense for the three months ended July 3, 2011 and July 4, 2010  were $140 and $215, respectively. Related depreciation expense for the six months ended July 3, 2011 and July 4, 2010 was $355 and $431, respectively.  During the period ended July 3, 2011, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $5,067 and accumulated depreciation of $3,985, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to regular machinery and equipment on a prospective basis.

(b)
Included within computer hardware and software were assets under capital leases with costs of $268 as at both July 3, 2011 and January 2, 2011, and associated accumulated depreciation of $268 and $225, as of July 3, 2011 and January 2, 2011, respectively. The related depreciation expense for the three months ended July 3, 2011 and July 4, 2010 was $21 and $22, respectively. Related depreciation for the six months ended July 3, 2011 and July 4, 2010 was $43 and $44, respectively.

Deferred financing costs:

	July 3, 2011	January 2, 2011
Deferred financing costs	$2,777	$2,777
Accumulated amortization	(2,406)	(2,297)
	$371	$480

Accrued liabilities:

	July 3, 2011	January 2, 2011
Customer related	$1,425	$1,469
Payroll	2,327	6,424
Professional services	460	794
Vendor related	81	35
Miscellaneous taxes	96	131
Restructuring	1,199	—
Other	461	446
Accrued liabilities	$6,080	$9,299

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Long-term debt	$318	$465	$563	$983
Obligations under capital leases	51	28	90	62
Other	(1)	(42)	2	(105)
Interest expense	$369	$451	$655	$940

4.	Long-term debt

	July 3, 2011	January 2, 2011
Revolving	$5,529	$1,528
Term	9,263	9,263
	14,792	10,791
Less: Current portion of long-term debt	(4,630)	(3,705)
Long-term debt	$10,162	$7,086

The Company has a loan agreement with Wells Fargo Capital Finance Corporation Canada (“Wells Fargo”) (formerly Wachovia Capital Finance Corporation (Canada)) and Export Development Canada (“EDC”), to be referred to collectively as the “Wells Fargo EDC Facilities”, dated August 2008.

On April 2, 2009, the Company and its lenders amended the lending agreements to revise the EBITDA and leverage covenants, eliminate the fixed charge coverage ratio for the five quarters beginning January 5, 2009 and increase the interest rate by 200 to 300 basis points. On August 4, 2009, a further amendment was obtained, effectively extending the terms of the April agreement to July 2010. On May 18, 2010, the Company and its lenders signed an amendment to extend the repayment schedule and the term of the debt agreement to August 2013, to reset the EBITDA and leverage covenants, to eliminate the fixed charge coverage ratio covenant, and to reduce interest rates. On August 3, 2011, the Company and its lenders amended the debt agreement to revise the EBITDA covenant for the trailing twelve month period ending June 30, 2012. In the event that the EBITDA covenant for the 2012 fiscal year is not reset in writing by June 30, 2012, a minimum fixed charge coverage ratio covenant is to become applicable. The revolving line of credit bears interest at prime to prime plus 1%, the term loan to EDC bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo bore interest at LIBOR plus 3% to 4%, depending on the achievement of financial performance levels as specified in the debt agreement.

The Company incurred costs of $100 related to the amendment of the Wells Fargo EDC Facilities in 2010. These costs were recorded as a non-current deferred charge and are being amortized as additional interest expense over the remaining term of the credit facility.

Under the May 2010 amendment, repayments of the term loan to EDC for fiscal 2010 were postponed. In addition, the April 1, 2011 payment of $926 was postponed and payments are scheduled to recommence on July 15, 2011 with quarterly installments of $926, and the remaining amount outstanding due at maturity.

The Wells Fargo EDC Facilities are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company elects to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

At July 3, 2011 and January 2, 2011, there were Canadian dollar denominated cash balances of $10,591 and $78, respectively, which were classified as offsets to debt balances as they were used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the amended Wells Fargo EDC Facilities as at July 3, 2011. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at July 3, 2011 and January 2, 2011 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of July 3, 2011:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	583,848		$5,524
Shares retired pursuant to:
Conversion to common stock	(5,100)		(48)
Balance at end of the period	578,748		$5,476
Common shares:
Balance at beginning of the six month period	15,329,732		$379
Shares issued pursuant to:
Exercise of stock options	286,994		3
Conversion of exchangeable shares	5,100		—
Balance at end of the period	15,621,826		$382
Special voting stock:
Balance at beginning of the six month period	1		$—
Balance at end of the period	1		$—
Total Common stock	16,200,575		$5,858

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no stock options granted during the six month period ended July 3, 2011. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended July 3, 2011 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 2, 2011	662,752	$2.00
Options forfeited	(104,999)	2.19
Options exercised	(286,994)	$1.02
Outstanding at July 3, 2011	270,759	$2.91	$203	2.4
Exercisable at July 3, 2011	135,762	$4.90	$38	1.9

During the three month periods ended July 3, 2011 and July 4, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $14 and $50, respectively. For the six month periods ended July 3, 2011 and July 4, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $90 and $97, respectively. At July 3, 2011, compensation expense of $52 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three or six months ended July 3, 2011 or July 4, 2010. As at January 2, 2011, 46,688 deferred share units were outstanding, and none as at July 3, 2011. Cash payments of $128 were made for 46,688 deferred share units during the six months ended July 3, 2011. There were no cash payments made during the three months ended July 3, 2011, or the three and six months ended July 4, 2010.

Deferred Share Unit compensation recovery for the three and six months ended July 3, 2011 was nil and $21, respectively, compared to expense of $24 and $551 for the three and six months ended July 4, 2010, reflecting mark-to-market adjustments.   There will be no further Deferred Share Unit compensation recoveries or expenses since there are no deferred share units outstanding.

 6.       Income taxes

During the three months ended July 3, 2011 and July 4, 2010, respectively, the Company recorded a net income tax expense of $127 and $85, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the six months ended July 3, 2011 and July 4, 2010, respectively, the Company recorded a net income tax expense of $333 and $165, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 2, 2011, the Company had total net operating loss (“NOL”) carry forwards of $101,311, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	13,728
2022	16,207
2023	27,270
2026-2029	27,246
$101,311

At July 3, 2011 and January 2, 2011, the Company had gross unrecognized tax benefits of $340 and $330, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2003 to 2010 remain open for review by tax authorities in Canada. Tax years 2004 and 2006 to 2010 remain open for review by tax authorities in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $248 and $225 accrued for interest and penalties as of July 3, 2011 and January 2, 2011, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7.           Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Basic weighted average shares outstanding	15,962,945	14,820,961	16,070,511	14,737,676
Dilutive stock options (a)	—	883,217	—	630,982
Diluted weighted average shares outstanding	15,962,945	15,704,178	16,070,511	15,368,658

(a)
As a result of the net loss from continuing operations for the three and six months ended July 3, 2011, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)
For the three and six months ended July 4, 2010, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.45 and $2.53  per share, respectively. For the three and six months ended July 4, 2010, the calculation did not include 56,673 and 126,673 stock options, respectively, as the effect would have been anti-dilutive.

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

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues from continuing operations
Mexico	$27,713	$35,115	$61,892	$61,240
Asia	10,622	15,900	18,956	32,760
Canada	9,392	15,000	20,910	29,496
U.S.	2,842	7,028	6,836	11,850
Total	$50,569	$73,043	$135,346	$135,346
Intersegment revenue
Mexico	$(301)	$(789)	$(644)	$(1,253)
Asia	(189)	—	(189)	—
Canada	(1,232)	(1,037)	(2,546)	(1,461)
U.S.	(9)	(2)	(17)	(63)
Total	$(1,731)	$(1,828)	$(3,396)	$(2,777)
Net external revenue from continuing operations
Mexico	$27,412	$34,326	$61,248	$59,987
Asia	10,433	15,900	18,730	32,760
Canada	8,160	13,963	18,364	28,035
U.S.	2,833	7,026	6,819	11,787
Total	$48,838	$71,215	$105,161	$132,569
EBITA
Mexico	$2,047	$4,426	$4,366	$7,544
Asia	281	606	291	834
Canada	(759)	(2,215)	(1,399)	(3,310)
U.S.	(324)	896	(412)	1,281
Total	$1,248	$3,713	$2,846	$6,349
Interest	369	451	655	940
Restructuring charges	1,743	—	2,107	—
Earnings (loss) before income taxes	$(867)	$3,262	$84	$5,409

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and six months ended July 3, 2011 and July 4, 2010:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Mexico	$52	$62	$547	$131
Asia	—	31	—	635
Canada	62	40	1,108	44
U.S.	76	11	120	26
Total	$190	$144	$1,775	$836

Long-lived assets (a)

	July 3, 2011	January 2, 2011
Mexico	$9,452	$9,793
Asia	671	718
Canada	2,571	1,614
U.S.	1,599	1,766
Total	$14,293	$13,891

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 3, 2011 and July 4, 2010:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 4, 2010	July 4, 2010
U.S.	$27,522	$44,216	$62,698	$77,633
Canada	16,991	16,773	31,964	32,206
Europe	3,004	9,798	7,387	9,829
Asia	1,301	422	3,089	12,892
Mexico	20	6	23	9
Total	$48,838	$71,215	$105,161	$132,569

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

During the three months ended July 3, 2011, three customers individually comprised 16.1%, 15.3% and 10.1% (July 4, 2010– four customers 17.4%, 14.7%, 14.0% and 11.9%) of total revenue from continuing operations across all geographic segments. During the six months ended July 3, 2011 four customers individually comprised 15.7%, 12.5%, 12.5% and 10.0% (July 4, 2010 – 17.6%, 16.8%, 13.1% and 11.7%)  of total revenue from continuing operations across all geographic segments.  As of July 3, 2011, these customers represented 12%, 9%, 16% and 4%, respectively, (January 2, 2011, 8%, 4%, 10% and 5%, respectively) of the Company’s trade accounts receivable.

9.	Restructuring charges

During the first quarter of 2011 the Company began executing its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $364, consisting of severance costs of $205 at the Mexico facility and $159 at the Markham facility. The Company reduced staff levels by approximately 120 full-time equivalents (FTEs) in Mexico and 40 FTEs in Canada. In the second quarter of 2011 the Company continued its 2011 Plan and recorded additional restructuring charges of $1,743, consisting of severance costs of $408 at the Mexico facility, $427 at the Markham facility and $908 in the Corporate office. Staff levels were reduced by approximately an additional 120 FTEs in Mexico and 70 FTEs in Canada.

The following table details the change in restructuring accrual for the six months ended July 3, 2011, relating to the 2011 Plan:

Severance
2011 Plan
Charges	$364
Payments	(290)
Balance as at April 3, 2011	$74
Charges	$1,743
Payments	(618)
Balance as at July 3, 2011	$1,199

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $57 in Mexico and $1,142 in Canada that are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

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

11.	Subsequent events

On August 3, 2011, the Company and its lenders amended the debt agreement to revise the EBITDA covenant for the trailing twelve month period ending June 30, 2012. In the event that the EBITDA covenant for the 2012 fiscal year is not reset in writing by June 30, 2012, a minimum fixed charge coverage ratio covenant is to become applicable.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico and China, with approximately 1,000 employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, and communications, consumer and medical market segments.

Developments in 2011

For the second quarter of 2011, revenue decreased by $22.4 million, or 31.5%, compared to the second quarter of 2010. The main reason for the decrease was an overall market demand decrease. In the second quarter of 2010 long standing customers’ end markets were favorably impacted by increased production demand and inventory rebuilding for the projected North American market recovery which did not reoccur in 2011. The Company has continued to experience growth from newer customers; this growth has more than offset attrition.

For the quarter ended July 3, 2011, the Company recorded net income of $0.7 million before restructuring charges of $1.7 million, compared to net income of $3.2 million for the comparative period in the prior year. The decline was primarily due to reductions in revenue. Restructuring charges of $1.7 million in the second quarter of 2011 reflect staff reductions of 120 in Mexico and 70 in Canada as the Company continued the 2011 restructuring plan. The net income for the second quarter of 2011 also decreased from the comparative quarter in 2010 due to reduced revenue levels and the resulting impact on the ability to cover fixed costs and the negative impact of the strengthening Canadian dollar and Mexican peso.

Net cash provided by operations for the second quarter of 2011 was $3.7 million compared to a use of cash from operations in the second quarter of 2010 of $1.7 million resulting in a reduction of net debt of $3.2 million from the prior quarter, bringing debt back down to $13.7 million. The generation of cash was primarily due to better collection of receivables and reduced inventory levels offset by earlier payments to vendors.  The Company continues to have a goal of debt reduction and expects to generate cash and reduce debt during the remainder of 2011.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 3, 2011 compared with the quarter ended July 4, 2010:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 3, 2011		Three months ended July 4, 2010		Change 2011 to 2010
	$	%	$	%	$	%
Revenue	$48.8	100.0%	$71.2	100.0%	$(22.4)	(31.5)%
Cost of sales	44.2	90.5%	62.9	88.3%	(18.7)	(29.7)%
Gross profit	4.6	9.5%	8.3	11.7%	(3.7)	(44.6)%
Selling, general and administrative expenses	3.4	7.0%	4.6	6.5%	(1.2)	(26.1)%
Restructuring charges	1.7	3.5%	—	0.0%	1.7	—
Operating earnings (loss)	(0.5)	(1.0)%	3.7	5.2%	(4.2)	(113.5)%
Interest expense	0.4	0.8%	0.4	0.6%	—	—
Earnings (loss) before income taxes	(0.9)	(1.8)%	3.3	4.6%	(4.2)	(127.3)%
Income tax expense
Current	0.1	0.2%	0.1	0.1%	—	—
Deferred	—	0.0%	—	0.0%	—	—
	0.1	0.4%	0.1	0.1%	—	—
Net earnings (loss)	$(1.0)	(2.0)%	$3.2	4.5%	$(4.2)	(131.2)%

Revenue

Revenue decreased $22.4 million, or 31.5%, from $71.2 million for the second quarter of 2010 to $48.8 million for the second quarter of 2011 mainly due to a decrease in long standing customers’ end markets that were favourably impacted by a recovering economy and inventory rebuilding in 2010. In addition, revenue decreased by $11.8 million from two of the Company’s long standing customers caused by a decrease in end market demand for specific product lines manufactured by SMTC. Newer customers have contributed $10.6 million in increased revenue, more than offsetting attrition.

During the second quarter of 2011, revenue from the industrial sector decreased to $32.3 million compared with $60.5 million for the same period in 2010, mainly due to the overall demand decrease as described above. Revenue from the industrial sector as a percentage of total revenue decreased to 66.2% in the first quarter of 2011 compared with 85.0% in the second quarter of 2010 due to the decrease in demand in this sector combined with an increase in the networking and enterprise computing sector.

Revenue from the communications sector remained consistent with the same quarter of 2010 as revenue was $3.5 million for the second quarter of 2011 compared with $3.8 million in 2010, which represented 7.2% of revenue in the second quarter of 2011, compared with 5.3% of revenue in the second quarter of 2010.

Revenue from the networking and enterprise computing sector increased to $13.0 million for the second quarter of 2011 compared with $6.9 million in 2010, which represented 26.6% of revenue in the second quarter of 2011, up from 9.7% of revenue in the second quarter of 2010. The increase was primarily due to two newer customers as they moved from ramping to production.

During the second quarter of 2011, the Company recorded approximately $0.9 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.0 million in the second quarter of 2010. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 83.4% of revenue from continuing operations during the second quarter of 2011, compared with 90.7% in the second quarter of 2010. Revenue from our three largest customers during the second quarter of 2011 was $7.9 million, $7.5 million, and $4.9 million, representing 16.1%, 15.3%, and 10.1% of total revenue for the second quarter of 2011, respectively. This compares with revenue from our four largest customers of $12.4 million, $10.5 million, $10.0 million and $8.4 million, representing 17.4%, 14.7%, 14.0% and 11.9% of total revenue for the second quarter of 2010, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2011, 56.1% of our revenue was attributable to production from our operations in Mexico, 21.4% in Asia, 16.7% in Canada and 5.8% in the U.S.  During the second quarter of 2010, 48.2% of our revenue was attributable to production from our operations in Mexico, 22.3% in Asia, 19.6% in Canada, and 9.9% in the U.S.

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

Gross Profit

Gross profit for the second quarter of 2011 decreased by $3.7 million to $4.6 million or 9.4% of revenue compared with 11.7% of revenue for the same period in 2010. This was due to reduction of revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of over $0.4 million and labor inefficiencies due to changes in customer demand compared to the same period in 2010.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million during the second quarter of 2011 to $3.4 million, from $4.6 million in the second quarter of 2010. The Company was able to reduce costs in variable compensation, professional fees and corporate labor costs; however some of the corporate labor cost reductions were offset by increased cost due to the strengthening of the Canadian dollar.

Restructuring Charges

During the second quarter of 2011 the Company continued its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $1.7 million, consisting of severance costs of $0.4 million at each of the Mexico and Markham facilities, and $0.9 in the Corporate office. The Company reduced staff levels by approximately 120 in Mexico and 70 in Canada.

Interest Expense

Interest expense decreased from $0.45 million in the second quarter of 2010 to $0.37 million in the second quarter of 2011, primarily resulting from reduced debt levels and lower interest rates resulting from the May 2010 bank amendment. Interest expense in the second quarter of both 2011 and 2010 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.5% and 5.0% for each of the second quarters of 2011 and 2010, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million in each of the second quarters of 2011 and 2010.

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

Six months ended July 3, 2011 compared with six months ended July 4, 2010:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended July 3, 2011		Six months ended July 4, 2010		Change 2011 to 2010
	$	%	$	%	$	%
Revenue	$105.2	100.0%	$132.6	100.0%	$(27.4)	(20.7)%
Cost of sales	95.4	90.7%	117.8	88.8%	(22.4)	(19.0)%
Gross profit	9.8	9.3%	14.8	11.2%	(5.0)	(33.8)%
Selling, general and administrative expenses	6.9	6.6%	8.5	6.4%	(1.6)	(17.9)%
Restructuring charges	2.1	2.0%	—	0.0%	2.1	—
Operating earnings (loss)	0.8	0.8%	6.3	4.8%	(5.5)	(87.5)%
Interest expense	0.7	0.7%	0.9	0.7%	(0.2)	(22.2)%
Earnings (loss) before income taxes	0.1	0.1%	5.4	4.1%	(5.3)	(98.2)%
Income tax expense
Current	0.3	0.3%	0.2	0.2%	0.1	50.0%
Deferred	—	0.0%	—	0.0%	—	—
	0.3	0.3%	0.2	0.2%	0.1	50.0%
Net earnings (loss)	$(0.2)	(0.2)%	$5.2	3.9%	$(5.4)	(103.8)%

Revenue

Revenue decreased $27.4 million, or 20.7%, from $132.6 million for the first half of 2010 to $105.2 million for the first half of 2011 mainly due to a decrease in long standing customers’ end markets that were favourably impacted by a recovering economy and inventory rebuilding in 2010. In addition, revenue decreased by $17.5 million from one of the Company’s long standing customers caused by a decrease in end market demand for a specific product line manufactured by SMTC. Newer customers have contributed $16.5 million in increased revenue, more than offsetting attrition.

During the first half of 2011, revenue from the industrial sector decreased to $74.6 million for the first half of 2011compared with $112.5 million for the same period in 2010, mainly due to the overall demand decrease described above. Revenue from the industrial sector as a percentage of total revenue decreased to 70.9% in the first half of 2011 compared with 84.9% in the first half of 2010 due to the decrease in demand in this sector combined with an increase in the networking and enterprise computing sector.

Revenue from the communications sector was unchanged at $6.9 million for the first halves of both 2011 and 2010, which represented 6.6% of revenue in the first half of 2011, compared with 5.2% of revenue in the first half of 2010.

Revenue from the networking and enterprise computing sector increased to $23.6 million for the first half of 2011compared with $13.1 million in 2010, which represented 22.5% of revenue in the first half of 2011, up from 9.9% of revenue in the first half of 2010. The increase was primarily due to two newer customers as they moved from ramping to production.

During the first half of 2011, the Company recorded approximately $2.6 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.3 million in the first half of 2010. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 82.2% of revenue from continuing operations during the first half of 2011, compared with 89.9% in the first half of 2010. Revenue from our four largest customers during the first half of 2011 was $16.5 million, $13.2 million, $13.1 million and $10.5 million, representing 15.7%, 12.5%, 12.5 % and 10.0% of total revenue for the first half of 2011, respectively. Revenue from our four largest customers during the first six months of 2010 was $23.3 million, $22.3 million, $17.4 million and $15.5 million, representing 17.6%, 16.8%, 13.1% and 11.7%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the first half of 2011, 58.2% of our revenue was attributable to production from our operations in Mexico, 17.8% in Asia, 17.5% in Canada and 6.5% in the U.S.  During the first six months of 2010, 45.3% of our revenue from continuing operations was produced from operations in Mexico, 24.7% from Asia, 21.1% from Canada and 8.9% from the United States.

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

Gross Profit

Gross profit for the first half of 2011 decreased by $5.0 million to $9.8 million or 9.3% of revenue compared with 11.2% of revenue for the same period in 2010. This was due to reduction of revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of over $0.7 million and labor inefficiencies due to changes in customer demand compared to the same period in 2010.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $1.6 million during the first half of 2011 to $6.9 million, from $8.5 million in the first half of 2010. The Company was able to reduce costs in variable compensation, professional fees and corporate labor costs; however some of the corporate labor cost reductions were offset by increased cost due to the strengthening of the Canadian dollar.

Restructuring Charges

During the first half of 2011 the Company executed its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $2.1 million, consisting of severance costs of $0.6 million at each of the Mexico and Markham facilities and $0.9 at the Corporate office. The Company reduced staff levels by approximately 240 in Mexico and 110 in Markham.

Interest Expense

Interest expense decreased from $0.9 million in the first half of 2010 to $0.7 million for the first half of 2011, a decrease of $0.2 million primarily resulting from reduced debt levels and lower interest rates resulting from the May 2010 bank amendment. Interest expense in the first half of both 2011 and 2010 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.3% and 5.3% for each of the first halves of 2011 and 2010, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.3 million during the first half of 2011 compared to $0.2 million in the first half of 2010.

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

Liquidity

Net cash used in operating activities during the six months ended July 3, 2011 was $3.1 million driven by working capital changes and the net loss generated by the Company. Net working capital decreased by $4.3 million due to decreases in accounts payable and accrued liabilities, combined with increases in accounts receivable and inventory. Accounts receivable days sales outstanding were 51 and 61 days for the six months ended July 3, 2011 and July 4, 2010, respectively. The decrease was largely due to timing differences as larger payments were received early for the six months ended July 3, 2011 to offset the impact of holding inventory for certain customers compared to the six months ended July 4, 2010, combined with quicker payment from a few customers.   Inventory turnover, on an annualized basis remained consistent at 5 times for both the six months ended July 3, 2011 and the six months ended July 4, 2010. Accounts payable days outstanding were 52 days at the end of the first six months of 2011 compared to 79 days for the same period in 2010 as we continued our efforts to pay vendors quicker and a large offset of receivables and payables with one customer resulting in a reduction in both accounts receivable and accounts payable days.

Net cash provided by financing activities during the six months ended July 3, 2011 was $3.5 million and net cash used in the six months ended July 4, 2010 was $0.6 million. During the six months ended July 3, 2011, the Company increased revolving debt by $4.0 million, while during the same period in 2010 the Company repaid debt of $0.6 million. During the six months ended July 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $0.8 million. During the six months ended July 4, 2010, the Company generated $0.7 million in proceeds from issuance of stock from executive option exercises, and repaid capital lease repayments of $0.4 million.

Net cash used in investing activities during the six months ended July 3, 2011 and July 4, 2010 was $0.3 million and $0.8 million, respectively, consisting of additions of property, plant and equipment.

Capital Resources

On August 3, 2011, the Company and its lenders amended the debt agreement to revise the EBITDA covenant for the trailing twelve month period ending June 30, 2012. In the event that the EBITDA covenant for the 2012 fiscal year is not reset in writing by June 30, 2012, a minimum fixed charge coverage ratio covenant is to become applicable. We believe that cash generated from operations, available cash and amounts available under our Wachovia EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. While the Company expects to successfully amend its financial covenants by June 30, 2012, even if the Company is not able to do so, the Company believes that it will still be able to remain in compliance with the applicable financial covenants of the revolving credit facility at that time. In the event the Company falls out of compliance of its revolving credit facility and is unable to amend the required financial covenants or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated.

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

During the six months ended July 3, 2011, the Company acquired machinery and equipment with a value of $1.5 million via capital leases.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended July 3, 2011 was 3.5%. At July 3, 2011, the interest rate on our U.S. revolving credit facility is 3.75% based on the U.S. prime rate and our U.S. term debt bore interest at 2.69% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian and Mexican payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we have exposure to foreign currency exchange risk for changes in exchange rates. Every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar and the Mexican peso results in an increase in costs to the organization and may lead to a reduction in reported earnings. As at July 3, 2011, the Company had $10.6 million in Canadian denominated cash balances, which were classified as offsets to debt balances, which will be used to pay Canadian dollar denominated expenses as they become due during the remainder of this fiscal year.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 2, 2011. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of July 3, 2011.

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

Our four largest customers represented 15.7%, 12.5%, 12.5% and 10.0% of total revenue for the six months ended July 3, 2011, respectively. For the first six months of 2011, our top ten largest customers collectively represented 82.2% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On May 18, 2010, the Company and its lenders signed an amendment to extend the term of the debt agreement to July 2013, and to reset the EBITDA and leverage covenants, along with interest rates and the repayment schedule. The revolving line of credit now bears interest at prime to prime plus 1%, the term loan to EDC now bears interest at LIBOR plus 2.5% to 3.5%, and the term loan to Wells Fargo now bears interest at LIBOR plus 3% to 4%, depending on a grid as specified in the debt agreement, which decreases as increasing rolling four-quarter EBITDA levels or leverage levels are achieved. Under the new amendment, repayments of the term loan to EDC for fiscal 2010 were postponed. Payments were scheduled to recommence on July 1, 2011; however EDC has agreed to defer this payment and amortize it over the remainder of the 2011 payments. On August 3, 2011, the Company and its lenders amended the debt agreement to revise the EBITDA covenant for the trailing twelve month period ending June 30, 2012. In the event that the EBITDA covenant for the 2012 fiscal year is not reset in writing by June 30, 2012, a minimum fixed charge coverage ratio covenant is to become applicable. Management believes that the Company will be in compliance with these amended covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

 Our debt under the Wells Fargo EDC Facilities could have adverse consequences for our business, including:

●	We will be more vulnerable to adverse general economic conditions.
●	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.
●	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
●	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.
●	We could be limited in our borrowing of additional funds and making strategic investments by restrictive covenants and the borrowing base formula in our credit arrangements.
●
We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our Wells Fargo EDC Facilities. These covenants, applicable to specific four quarter rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a maximum total debt to EBITDA ratio, (iii) maximum capital expenditures and (iv) a minimum fixed charge coverage ratio. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the Wells Fargo EDC Facilities.

●
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

Item 6 Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ Alex Walker
Name:	Alex Walker
Title:	Co-Chief Executive Officer

By:	/s/ Jane Todd
Name:	Jane Todd
Title:	Chief Financial Officer

Date: August 11, 2011

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

31.2	Certification of Jane Todd pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

32.2	Certification of Jane Todd, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.