Form 10-Q
period 2011-10-02
SMTC CORP
filed 2011-11-14
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of October 2, 2011, SMTC Corporation had 15,628,426 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of October 2, 2011, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 572,148 exchangeable shares outstanding, excluding 7,376,162 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	October 2, 2011	January 2, 2011
Assets
Current assets:
Cash	$1,603	$933
Accounts receivable—net (note 3)	29,519	35,291
Inventories (note 3)	52,492	42,413
Prepaid expenses	1,550	2,096
	85,164	80,733
Property, plant and equipment—net (note 3)	14,617	13,891
Deferred financing costs—net (note 3)	1,035	480
Deferred income taxes (note 6)	3,379	3,323
	$104,195	$98,427
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,840	$42,921
Accrued liabilities (note 3)	10,169	9,299
Income taxes payable	791	700
Current portion of long-term debt (note 4)	4,322	3,705
Current portion of capital lease obligations	1,005	928
	52,127	57,553
Long-term debt (note 4)	18,669	7,086
Capital lease obligations	1,841	959
Commitments and contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	5,796	5,903
Additional paid-in capital	257,264	256,723
Deficit	(231,502)	(229,797)
	31,558	32,829
	$104,195	$98,427

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)
	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	$44,082	$65,381	$149,243	$197,950
Cost of sales	40,236	57,518	135,633	175,360
Gross profit	3,846	7,863	13,610	22,590
Selling, general and administrative expenses	3,693	4,737	10,611	13,115
Loss on extinguishment of debt (note 12)	300	—	300	—
Loss on derivative financial instruments (note 13)	125	—	125	—
Restructuring charges (note 9)	686	—	2,793	—
Operating earnings (loss)	(958)	3,126	(219)	9,475
Interest expense (note 3)	326	436	981	1,376
Earnings (loss) before income taxes	(1,284)	2,690	(1,200)	8,099
Income tax expense (note 6)
Current	99	118	462	284
Deferred	73	(9)	43	(10)
	172	109	505	274
Net earnings (loss), also being comprehensive income (loss)	(1,456)	$2,581	(1,705)	$7,825
Earnings (loss) per share of common stock:
Basic
Basic	$(0.09)	$0.17	$(0.11)	$0.53
Diluted	$(0.09)	$0.16	$(0.11)	$0.51
Weighted average number of shares outstanding (note 7)
Basic	16,200,575	15,049,668	16,113,866	14,841,673
Diluted	16,200,575	15,745,506	16,113,866	15,422,228

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Nine months ended October 2, 2011 and October 3, 2010
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	117	—	117
Conversion of shares from exchangeable to common stock	(110)	110	—	—
Exercise of stock options	3	314	—	317
Net loss	—	—	(1,705)	(1,705)
Balance, October 2, 2011	$5,796	$257,264	$(231,502)	$31,558

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 3, 2010	$7,093	$253,304	$(242,147)	$18,250
Stock-based compensation	—	139	—	139
Conversion of shares from exchangeable to common stock	(1,052)	1,052	—	—
Exercise of stock options	5	797	—	802
Net income	—	—	7,825	7,825
Balance, October 3, 2010	$6,046	$255,292	$(234,322)	$27,016

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cash provided by (used in):
Operations:
Net earnings (loss)	$(1,456)	$2,581	$(1,705)	$7,825
Items not involving cash:
Depreciation	704	643	2,059	1,892
Loss on extinguishment of debt	300	—	300	—
Loss on derivative financial instrument	125	—	125	—
Deferred income taxes	73	(9)	43	(10)
Non-cash interest	57	55	166	192
Stock-based compensation	27	217	96	865
Gain on acquisition of business	(22)	—	(22)	—
Change in non-cash operating working capital, net of effects from acquisition:
Accounts receivable	3,867	8,400	9,734	1,820
Inventories	(10,906)	1,404	(3,092)	(8,043)
Prepaid expenses	(124)	182	826	658
Income taxes payable	3	36	(42)	14
Accounts payable	5,614	(9,612)	(10,124)	(67)
Accrued liabilities	1,353	698	(1,827)	1,400
	(385)	4,595	(3,463)	6,546
Financing:
Decrease in revolving debt	(5,529)	(4,703)	(1,528)	(5,339)
Increase in revolving debt	12,241	—	12,241	—
Repayment of long-term debt	(1,235)	(75)	(1,235)	(225)
Principal payment of capital lease obligations	(342)	(211)	(1,174)	(594)
Proceeds from sale and leaseback	—	435	—	435
Deferred financing costs	(1,021)	—	(1,021)	(100)
Proceeds from issuance of common stock	19	134	317	802
	4,133	(4,420)	7,600	(5,021)
Investing:
Purchase of property, plant and equipment	(125)	(170)	(434)	(1,006)
Acquisition of business, net of cash acquired (note 11)	(3,033)	—	(3,033)	—
	(3,158)	(170)	(3,467)	(1,006)
Increase in cash	590	5	670	519
Cash, beginning of period	1,013	2,103	933	1,589
Cash, end of the period	$1,603	$2,108	$1,603	$2,108

Supplemental Information
Cash interest paid	$267	$390	$826	$1,302
Cash taxes paid – net	$102	$79	$551	$256
Property, plant and equipment acquired through capital lease	$667	$—	$2,133	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

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

2.	Accounting changes and recent accounting pronouncements

Accounting Changes

In September 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605, “Revenue Recognition”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for the Company on January 3, 2011. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

Consolidated balance sheets

Accounts receivable – net:

	October 2, 2011	January 2, 2011
Accounts receivable	$29,831	$35,066
Taxes receivable	—	537
Allowance for doubtful accounts	(312)	(312)
Accounts receivable—net	$29,519	$35,291

Inventories:

	October 2, 2011	January 2, 2011
Raw materials	$37,450	$30,218
Work in process	10,529	8,384
Finished goods	3,214	2,461
Parts	1,299	1,350
Inventories	$52,492	$42,413

Property, plant and equipment – net:

	October 2, 2011	January 2, 2011
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	34,502	32,068
Office furniture and equipment	2,417	2,396
Computer hardware and software (b)	9,254	9,113
Leasehold improvements	3,154	3,123
	60,853	58,226
Less accumulated depreciation:
Land	—	—
Buildings	(5,667)	(5,283)
Machinery and equipment (a)	(26,286)	(24,957	) )
Office furniture and equipment	(2,343)	(2,326)
Computer hardware and software (b)	(8,962)	(8,825	) )
Leasehold improvements	(2,978)	(2,944)
	(46,236)	(44,335	) )
Property, plant and equipment—net	$14,617	$13,891

(a)
Included within machinery and equipment were assets under capital leases with costs of $5,081 and $8,577 as at October 2, 2011 and January 2, 2011, respectively and associated accumulated depreciation of $1,142 and $4,958 as of October 2, 2011 and January 2, 2011, respectively. The related depreciation expense for the three months ended October 2, 2011 and October 3, 2010 were $128 and $280, respectively. Related depreciation expense for the nine months ended October 2, 2011 and October 3, 2010 was $483 and $711, respectively.  During the three and nine month periods ended October 2, 2011, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $561 and $5,629, respectively, and accumulated depreciation of $314 and $4,299, respectively, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to regular machinery and equipment on a prospective basis.

(b)
At January 2, 2011, included within computer hardware and software were assets under capital leases with costs of $268 and associated accumulated depreciation of $225. During the three and nine month periods ended October 2, 2011, the Company assumed ownership of these assets formerly under capital lease, which were fully amortized upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. The related depreciation expense for the three months ended October 2, 2011 and October 3, 2010 were nil and $22, respectively. Related depreciation for the nine months ended October 2, 2011 and October 3, 2010 were $43 and $66, respectively.

Deferred financing costs:

	October 2, 2011	January 2, 2011
Deferred financing costs	$1,350	$2,777
Accumulated amortization	(315)	(2,297)
	$1,035	$480

Accrued liabilities:

	October 2, 2011	January 2, 2011
Customer related	$1,895	$1,469
Payroll	2,101	6,424
Professional services	545	794
Vendor related	639	35
Miscellaneous taxes	78	131
Restructuring (note 9)	1,367	—
Contingent consideration related to acquisition (note 11)	2,400	—
Other	1,144	446
Accrued liabilities	$10,169	$9,299

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Long-term debt	$275	$399	$838	$1,382
Obligations under capital leases	46	35	136	97
Other	5	2	7	(103)
Interest expense	$326	$436	$981	$1,376

4.	Long-term debt

	October 2, 2011	January 2, 2011
Revolving	$14,963	$1,528
Term	8,028	9,263
	22,991	10,791
Less: Current portion of long-term debt	(4,322)	(3,705)
Long-term debt	$18,669	$7,086

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.

The maximum amount of funds available under the PNC Facility is $45 million. Availability under the revolving credit facility is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable. Advances made under the revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

The Company incurred costs of $997 in 2011 related to the PNC Facility and the amended EDC Facility. These costs were recorded as a non-current deferred charge and are being amortized over the terms of the respective debt agreements.

Remaining principal repayments of the term loan to EDC consist of two quarterly installment of $1,235, followed by six quarterly installments of $926 until the maturity date of August 13, 2013.

The PNC Facility and EDC Facility are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company is required to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities.

At October 2, 2011 there was a Canadian dollar denominated debt balance of $1,319 million. At January 2, 2011, there was a Canadian dollar denominated cash balance of $78, which was classified as an offset to debt balances as it was used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the PNC Facility and the EDC Facility as at October 2, 2011. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders to amend or waive the financial covenants.

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at October 2, 2011 and January 2, 2011 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of October 2, 2011:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	583,848	$5,524
Shares retired pursuant to:
Conversion to common stock	(11,700)	(110)
Balance at end of the period	572,148	$5,414
Common shares:
Balance at beginning of the nine month period	15,329,732	$379
Shares issued pursuant to:
Exercise of stock options	286,994	3
Conversion of exchangeable shares	11,700	—
Balance at end of the period	15,628,426	$382
Special voting stock:
Balance at beginning of the nine month period	1	$—
Balance at end of the period	1	$—
Total Common stock	16,200,575	$5,796

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. 547,000 stock options were granted during the three and nine month periods ended October 2, 2011. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended October 2, 2011 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 2, 2011	662,752	$2.00
Options granted	547,000	$3.20
Options forfeited	(106,399)	$2.55
Options exercised	(286,994)	$1.08
Outstanding at October 2, 2011	816,359	$3.06	$89	4.1
Exercisable at October 2, 2011	156,362	$4.44	$10	2.1

The following weighted average assumptions were used in calculating the estimated fair value of options granted in the period used to compute stock-based compensation expenses:

Period ended October 2, 2011
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%
Expected volatility	93.3%
Risk-free interest rate	0.73%
Expected option life in years	4.4

Weighted-average stock option fair value per option granted	$0.84

During the three month periods ended October 2, 2011 and October 3, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $27 and $42, respectively. For the nine month periods ended October 2, 2011 and October 3, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $117 and $139, respectively. At October 2, 2011, compensation expense of $484 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three or nine months ended October 2, 2011 or October 3, 2010. As at January 2, 2011, 46,688 deferred share units were outstanding, and none as at October 2, 2011. Cash payments of $128 were made for 46,688 deferred share units during the nine months ended October 2, 2011. There were no cash payments made during the three months ended October 2, 2011, or the three and nine months ended October 3, 2010.

Deferred Share Unit compensation recovery for the three and nine months ended October 2, 2011 was nil and $21, respectively, compared to expense of $175 and $726 for the three and nine months ended October 3, 2010, reflecting mark-to-market adjustments.   There will be no further Deferred Share Unit compensation recoveries or expenses since there are no deferred share units outstanding.

 6.       Income taxes
During the three months ended October 2, 2011 and October 3, 2010, respectively, the Company recorded a net income tax expense of $172 and $109, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the nine months ended October 2, 2011 and October 3, 2010, respectively, the Company recorded a net income tax expense of $505 and $274, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 2, 2011, the Company had total net operating loss (“NOL”) carry forwards of $101,311, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	13,728
2022	16,207
2023	27,270
2026-2029	27,246
$101,311

At October 2, 2011 and January 2, 2011, the Company had gross unrecognized tax benefits of $315 and $330, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2003 to 2010 remain open for review by tax authorities in Canada. Tax years 2004 and 2006 to 2010 remain open for review by tax authorities in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $237 and $225 accrued for interest and penalties as of October 2, 2011 and January 2, 2011, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7.           Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Basic weighted average shares outstanding	16,200,575	15,049,668	16,113,866	14,841,673
Dilutive stock options (a)	—	695,838	—	580,555
Diluted weighted average shares outstanding	16,200,575	15,745,506	16,113,866	15,422,228

(a)
As a result of the net loss from continuing operations for the three and nine months ended October 2, 2011, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)
For the three and nine months ended October 3, 2010, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.02 and $2.68  per share, respectively. For the three and nine months ended October 3, 2010, the calculation did not include 93,673 and 290,340 stock options, respectively, as the effect would have been anti-dilutive.

8.	Segmented information

General description

The Company derives its revenue from one industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, loss on derivative financial instruments, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. In previous quarters, the segment measure of profitability previously reported on was adjusted EBITA (earnings before restructuring charges, loss on extinguishment of debt, loss on derivative financial instruments, interest, taxes and amortization). The measure was changed to conform to the measure used in the Company’s quarterly results press release and analyst call, and to provide a more cash-flow based measure of performance that the chief operating decision makers use in evaluating the business. Information for prior periods has been restated to reflect the updated measure. Information about the operating segments is as follows:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues from continuing operations
Mexico	$27,111	$32,417	$89,003	$93,657
Asia	9,135	13,672	28,091	46,432
Canada	6,103	14,992	27,013	44,488
U.S.	4,843	5,519	11,679	17,369
Total	$47,192	$66,600	$155,786	$201,946
Intersegment revenue
Mexico	$(1,530)	$(455)	$(2,174)	$(1,708)
Asia	—	—	(189)	—
Canada	(1,507)	(762)	(4,053)	(2,223)
U.S.	(73)	(2)	(90)	(65)
Total	$(3,110)	$(1,219)	$(6,506)	$(3,996)
Net external revenue from continuing operations
Mexico	$25,581	$31,962	$86,829	$91,949
Asia	9,135	13,672	27,865	46,432
Canada	4,596	14,230	22,960	42,265
U.S.	4,770	5,517	11,589	17,304
Total	$44,082	$65,381	$149,243	$197,950
EBITDA
Mexico	$1,959	$4,617	$7,214	$12,983
Asia	662	457	1,001	1,340
Canada	(1,409)	(1,918)	(2,521)	(4,936)
U.S.	(355)	613	(636)	1,980
Total	$857	$3,769	$5,058	$11,367
Interest	326	436	981	1,376
Loss on extinguishment of debt	300	—	300	—
Loss on derivative financial instrument	125	—	125	—
Restructuring charges	686	—	2,793	—
Depreciation	704	643	2,059	1,892
Earnings (loss) before income taxes	$(1,284)	$2,690	$(1,200)	$8,099

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Mexico	$703	$64	$1,250	$195
Asia	6	65	6	700
Canada	63	30	1,171	74
U.S.	20	11	140	37
Total	$792	$170	$2,567	$1,006

Long-lived assets (a)

	October 2, 2011	January 2, 2011
Mexico	$9,700	$9,793
Asia	653	718
Canada	2,326	1,614
U.S.	1,938	1,766
Total	$14,617	$13,891

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three months ended		Nine months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
U.S.	$26,419	$42,394	$89,117	$120,026
Canada	14,111	16,857	46,075	49,063
Europe	3,206	5,870	10,593	15,700
Asia	341	257	3,430	13,149
Mexico	5	3	28	12
Total	$44,082	$65,381	$149,243	$197,950

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

During the three months ended October 2, 2011, four customers individually comprised 22.5%, 11.6%, 11.0% and 10.4% (October 3, 2010– three customers 16.7%, 15.9% and 13.9%) of total revenue from continuing operations across all geographic segments. During the nine months ended October 2, 2011 four customers individually comprised 17.7%, 12.2%, 11.9% and 10.3% (October 3, 2010 – 16.5%, 14.9%, 13.4% and 13.4% )  of total revenue from continuing operations across all geographic segments.  As of October 2, 2011, these customers represented 18%, 13%, 8% and 3%, respectively, (January 2, 2011, 8%, 4%, 10% and 5%, respectively) of the Company’s trade accounts receivable.

9.	Restructuring charges

During the first quarter of 2011 the Company began executing its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $364, consisting of severance costs of $205 at the Mexico facility and $159 at the Markham facility. The Company reduced staff levels by approximately 120 full-time equivalents (FTEs) in Mexico and 40 FTEs in Canada. In the second quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $1,743, consisting of severance costs of $408 at the Mexico facility, $427 at the Markham facility and $908 in the Corporate office. Staff levels were reduced by approximately 120 FTEs in Mexico and 70 FTEs in Canada. In the third quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $686, consisting of severance costs of $186 at the San Jose/ZF facilities, $24 at the Mexico facility, $207 at the Markham facility and $269 in the Corporate office. Staff levels were reduced by approximately an additional 13 FTEs in the United States, 1 FTE in Mexico and 40 FTEs in Canada.

The following table details the change in restructuring accrual for the nine months ended October 2, 2011, relating to the 2011 Plan:

Severance
2011 Plan
Balance as at January 2, 2011	$—
Charges	364
Payments	(290)
Balance as at April 3, 2011	74
Charges	1,743
Payments	(618)
Balance as at July 3, 2011	1,199
Charges	686
Payments	(518)
Balance as at October 2, 2011	$1,367

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $186 in the United States, $33 in Mexico and $1,148 in Canada that are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

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

11. Business combinations

On August 31, 2011, the Company completed its acquisition of 100% of the outstanding common shares of ZF Array Technology, Incorporated (“ZF Array”), a privately held electronics manufacturing services provider based in San Jose, California. The acquisition increases manufacturing and engineering capabilities in the region and diversifies the revenue base. In accordance with ASC Topic 805, this acquisition was accounted for as a business combination.

The results of ZF Array’s operations were included in the Company’s consolidated financial results beginning on September 1, 2011.

The Company paid $4 million in cash and accrued $2.4 million upon acquisition for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million.

Acquisition related costs for the period ended October 2, 2011 were $15, included in Selling, General and Administrative expenses on the consolidated statement of operations.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon preliminary estimates of fair values as of August 31, 2011 are set out below:

Current assets (inclusive of cash acquired of $967)	$12,196
Noncurrent assets	245
Total liabilities assumed	(6,019)
Total identifiable net assets	$6,422

Current assets include trade receivable balances with a fair value of $3,899, the entirety of which is expected by management to be collectable.  Due to the timing of the transaction, the fair values of inventory, intangible assets, and accrued liabilities are currently being assessed.

Gain on bargain purchase of $22 was recorded against Selling, General and Administrative expenses for the three month period ended October 2, 2011, a result of the absence of intangible assets identified during the preliminary estimates of fair value.

The amount of ZF Array’s revenue and net income included in the Company’s consolidated statements of operations for the three month period ended October 2, 2011, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of January 4, 2010, are set forth below:

	Revenue	Net Income
Actual from September 1, 2011 to October 2, 2011	$2,404	$206

	Three months ended		Nine months ended
Supplemental unaudited pro forma information	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Total revenue	$48,354	$72,592	$168,696	$218,638
Net (loss) income	(916)	3,034	113	8,954

12.	Loss on extinguishment of debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $300.

13.	Derivative financial instruments

During the three months ended October 2, 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the remainder of fiscal 2011 and the first quarter of 2012. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under ASC 815. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

As of October 2, 2011, forward foreign exchange contracts with an aggregate exercise value of $7,037 were outstanding, and are to be settled between November 30, 2011 and January 31, 2012 at an average forward rate of USD $1.00 = CAD $1.031. The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on October 2, 2011 was $125 which was included in loss on derivative financial instruments in the statement of operations and comprehensive income and accrued liabilities on the balance sheet. Fair value was determined using the market approach with quoted prices in active markets for identical assets.

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

Developments in 2011

For the third quarter of 2011, revenue decreased by $21.3 million, or 32.6%, compared to the third quarter of 2010. The decrease was due largely to customer products becoming end of life, combined with an overall market demand decrease and previously disclosed customer disengagements. One product manufactured for a long-standing customer that was historically one of the highest revenue customers has been approaching end of life over the past year. This customer had quarterly revenue of $10 - $13 million at its peak and has dropped to under $3 million per quarter due to the end of life product. Due to the volumes historically, this customer had relatively low margins and therefore less impact on earnings; the revenue is being replaced by higher margin products from new customers.

For the quarter ended October 2, 2011, the Company had income before interest, depreciation, tax, restructuring and one-time charges of $0.9 million, compared to $3.8 million for the comparative period in the prior year. The decline was primarily due to reductions in revenue levels and the resulting impact on the ability to cover fixed costs. The Company continued the 2011 restructuring plan in the third quarter incurring additional charges of $0.7 million.

On September 22, 2011, the Company signed a $45 million asset-backed revolving credit and security agreement with PNC Bank, National Association and its Canadian branch, replacing the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”). The new facility increases financial flexibility by permitting increases in potential borrowings by $10 million by adding Mexican inventory to the borrowing base and reduces the variable interest rate on the revolver by 1.0% to the prime rate as the tiered system is removed. As a result of the new credit facility, deferred financing costs of $0.3 million related to the previous revolving loan agreement with Wells Fargo were written off.

On August 31, the Company acquired 100% of the outstanding common shares of ZF Array Technology, Incorporated, a privately held electronics manufacturing services provider based in San Jose, California. The acquisition enhances and expands engineering and operational capabilities in prototype development, new product introduction and structural test services to both new and existing customers. The purchase price was $6.4 million, of which $2.4 million is composed of a 2-year performance based earn out. There was a gain on bargain purchase of $22 thousand recorded based on the preliminary purchase price allocation, recorded against selling, general and administrative expenses.

Net debt increased by $7.7 million from the prior quarter, bringing net debt up to $21.4 million. The increase in debt was primarily due to the substantial increase in inventory to ramp up for the large increase in orders for the fourth quarter and the acquisition of ZF Array.  The Company will continue to have a goal of debt reduction and expects to generate cash and reduce debt during the remainder of 2011.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended October 2, 2011 compared with the quarter ended October 3, 2010:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended October 2, 2011		Three months ended October 3, 2010		Change 2011 to 2010
	$	%	$	%	$	%
Revenue	$44.1	100.0%	$65.4	100.0%	$(21.3)	(32.6)%
Cost of sales	40.2	91.2%	57.5	87.9%	(17.3)	(29.9)%
Gross profit	3.8	8.6%	7.9	12.1%	(4.1)	(51.9)%
Selling, general and administrative expenses	3.7	8.4%	4.8	7.2%	(1.1)	(22.9)%
Loss on extinguishment of debt	0.3	0.7%	—	0.0%	0.3	—
Loss on derivative financial instrument	0.1	0.2%	—	0.0%	0.1	—
Restructuring charges	0.7	1.6%	—	0.0%	0.7	—
Operating (loss) earnings	(1.0)	(2.3)%	3.1	4.7%	(4.1)	(132.3)%
Interest expense	0.3	0.7%	0.4	0.6%	(0.1)	(25.0)%
Earnings before income taxes	(1.3)	(2.9)%	2.7	4.1%	(4.0)	(148.3)%
Income tax expense
Current	0.1	0.2%	0.1	0.2%	—	—
Deferred	0.1	0.2%	—	0.0%	0.1	—
	0.2	0.4%	0.1	0.2%	0.1	100.0%
Net earnings	$(1.5)	(3.4)%	$2.6	4.0%	$(4.1)	(157.9)%

Revenue

Revenue decreased $21.3 million, or 32.6%, from $65.4 million for the third quarter of 2010 to $44.1 million for the third quarter of 2011 mainly due to a decrease in long standing customers’ end markets that were favorably impacted by a recovering economy and inventory rebuilding in 2010. In addition, revenue decreased by $16.3 million from four of the Company’s long-standing customers caused by a decrease in end-market demand for specific product lines manufactured by SMTC.

During the third quarter of 2011, revenue from the industrial sector decreased to $32.8 million compared with $53.1 million for the same period in 2010, mainly due to the overall demand decrease as described above. Revenue from the industrial sector as a percentage of total revenue decreased to 74.4% in the third quarter of 2011 compared with 81.3% in the third quarter of 2010 due to the decrease in demand in this sector combined with an increase in the networking and enterprise computing sector.

Revenue from the communications sector decreased compared with the same quarter of 2010 as revenue was $2.3 million for the third quarter of 2011 compared with $4.3 million in 2010, which represented 5.2% of revenue in the second third of 2011, compared with 6.6% of revenue in the third quarter of 2010 due to the disengagement of one customer.

Revenue from the networking and enterprise computing sector increased to $9.0 million for the third quarter of 2011 compared with $7.9 million in 2010, which represented 20.5% of revenue in the third quarter of 2011, up from 12.1% of revenue in the third quarter of 2010. The increase was primarily due to two newer customers as they moved from ramping to full production.

During the third quarter of 2011, the Company recorded approximately $1.1 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.3 million in the third quarter of 2010. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 83.1% of revenue from continuing operations during the third quarter of 2011, compared with 87.6% in the third quarter of 2010. Revenue from the four largest customers during the third quarter of 2011 was $9.9 million, $5.1 million, $4.9 million, and $4.6 million representing 22.5%, 11.6%, 11.0%, and 10.4% of total revenue for the third quarter of 2011, respectively. This compares with revenue from our three largest customers of $10.9 million, $10.4 million, $9.1 million, representing 16.7%, 15.9%, and 13.9% of total revenue for the third quarter of 2010, respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2011, 58.0% of our revenue was attributable to production from our operations in Mexico, 20.7% in Asia, 10.4% in Canada and 10.8% in the U.S.  During the third quarter of 2010, 48.9% of our revenue was attributable to production from our operations in Mexico, 20.9% in Asia, 21.8% in Canada, and 8.4% in the U.S.

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

Gross Profit

Gross profit for the third quarter of 2011 decreased by $4.1 million to $3.8 million or 8.6% of revenue compared with 12.1% of revenue for the same period in 2010. This was due to reduction of revenue levels and the resulting impact on the ability to cover fixed costs and labor inefficiencies due to changes in customer demand compared to the same period in 2010.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $1.1 million during the third quarter of 2011 to $3.7 million, from $4.8 million in the third quarter of 2010. The Company was able to reduce costs in variable compensation, stock based compensation, recruiting fees and corporate labor costs.

Restructuring Charges

During the third quarter of 2011, the Company continued its 2011 Restructuring Plan. The Company recorded restructuring charges of $0.7 million, consisting of severance costs of $0.2 million in the United States, $0.2 million in the Markham facilities, and $0.3 in the corporate office.

Loss on Extinguishment of Debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $0.3 million.

Loss on Derivative Financial Instruments

During the three months ended October 2, 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the remainder of fiscal 2011 and the first quarter of 2012. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under ASC 815. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on October 2, 2011 was $0.1 million.

Interest Expense

Interest expense decreased from $0.4 million in the third quarter of 2010 to $0.3 million in the third quarter of 2011, primarily resulting from a reduced average debt level. Interest expense in the third quarter of both 2011 and 2010 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 4.6% and 4.3% for each of the third quarters of 2011 and 2010, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.2 million in the third quarter of 2011 and $0.1 million in the same quarter of 2010.

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

Nine months ended October 2, 2011 compared with nine months ended October 3, 2010:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended October 2, 2011		Nine months ended October 3, 2010		Change 2011 to 2010
	$	%	$	%	$	%
Revenue	$149.2	100.0%	$198.0	100.0%	$(48.8)	(24.6)%
Cost of sales	135.6	90.9%	175.4	88.6%	(39.8)	(22.7)%
Gross profit	13.6	9.1%	22.6	11.4%	(9.0)	(39.8)%
Selling, general and administrative expenses	10.6	7.1%	13.1	6.6%	(2.5)	(19.1)%
Loss on extinguishment of debt	0.3	0.2%	—	0.0%	0.3	—
Loss on derivative financial instrument	0.1	0.1%	—	0.0%	0.1	—
Restructuring charges	2.8	1.9%	—	0.0%	2.8	—
Operating earnings	(0.2)	0.1%	9.5	4.8%	(9.7)	(102.1)%
Interest expense	1.0	0.7%	1.4	0.7%	(0.4)	(28.6)%
Earnings before income taxes	(1.2)	(0.8)%	8.1	4.1%	(9.3)	(114.8)%
Income tax expense
Current	0.5	0.3%	0.3	0.2%	0.2	66.7%
Deferred	—	0.0%	—	0.0%	—	—
	0.5	0.3%	0.3	0.2%	0.1	66.7%
Net earnings	$(1.7)	(1.1)%	$7.8	3.9%	$(9.5)	(121.8)%

Revenue

Revenue decreased $48.8 million, or 24.6%, from $198 million for the first nine months of 2010 to $149.2 million for the first nine months of 2011 mainly due to a decrease on $21.3 million related to one product manufactured for a long standing customer that was historically one of the highest revenue customers has gradually become end of life over the past year. This customer had quarterly revenue of $10 - $13 million at its peak and has dropped significantly due to the end of life product. In addition, revenue decreased by $19.8 million from two of the Company’s long standing customers caused by a decrease in end market demand for a specific product line manufactured by SMTC. Newer customers have contributed $28.9 million in increased revenue, more than offsetting attrition.

During the first nine months of 2011, revenue from the industrial sector decreased to $107.4 million for the first nine months of 2011 compared with $165.6 million for the same period in 2010, mainly due to the overall demand decrease described above. Revenue from the industrial sector as a percentage of total revenue decreased to 71.9% in the first nine months of 2011 compared with 83.7% in the first nine months of 2010 due to the decrease in demand in this sector combined with an increase in the networking and enterprise computing sector.

Revenue from the communications sector decreased to $9.2 million for the first nine months of 2011 compared to $11.2 million for the first nine months of 2010, which represented 6.2% of revenue in the first nine months of 2011, compared with 5.7% of revenue in the first nine months of 2010 due to the disengagement of one customer.

Revenue from the networking and enterprise computing sector increased to $32.7 million for the first nine months of 2011 compared with $21.1 million in 2010, which represented 21.9% of revenue in the first nine months of 2011, up from 10.6% of revenue in the first nine months of 2010. The increase was primarily due to two newer customers as they moved from ramping to production.

During the first nine months of 2011, the Company recorded approximately $3.7 million of sales of raw materials inventory to customers, which carried no margin, compared with $2.5 million in the first nine months of 2010. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 81.8% of revenue from continuing operations during the first nine months of 2011, compared with 89.2% in the first nine months of 2010. Revenue from our four largest customers during the first nine months of 2011 was $26.4 million, $18.3 million, $17.8 million and $15.4 million, representing 17.7%, 12.2%, 11.9 % and 10.3% of total revenue for the first nine months of 2011, respectively. Revenue from our four largest customers during the first nine months of 2010 was $29.5 million, $32.7 million, $26.4 million and $26.5 million, representing 14.9%, 16.5%, 13.4% and 13.4%, respectively, of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2011, 58.2% of our revenue was attributable to production from our operations in Mexico, 18.7% in Asia, 15.4% in Canada and 7.8% in the U.S.  During the first nine months of 2010, 46.5% of our revenue from continuing operations was produced from operations in Mexico, 23.5% from Asia, 21.4% from Canada and 8.6% from the United States.

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

Gross Profit

Gross profit for the first nine months of 2011 decreased by $9.0 million to $13.6 million or 9.1% of revenue compared with 11.4% of revenue for the same period in 2010. This was due to reduction of revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of $0.9 million and labor inefficiencies due to changes in customer demand compared to the same period in 2010.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased by $2.5 million during the first nine months of 2011 to $10.6 million, from $13.1 million in the first nine months of 2010. The Company was able to reduce costs in variable compensation, stock based compensation, and professional fees.

Restructuring Charges

During the first nine months of 2011 the Company executed its 2011 Plan to streamline operations in response to reductions in revenues.  The Company recorded restructuring charges of $2.8 million, consisting of severance costs of $0.2 million in the United States, $0.6 million in Mexico, and $2.0 million in Canada. The Company reduced staff levels by approximately 13 in the United States, 241 in Mexico and 150 in Canada.

Loss on Extinguishment of Debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $0.3 million.

Loss on Derivative Financial Instruments

During the three months ended October 2, 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate changes related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the remainder of fiscal 2011 and the first quarter of 2012. These contracts were effective as hedges from an economic perspective, but were not designated as hedges for accounting purposes under ASC 815. Accordingly, changes in the fair value of these contracts were recognized in the consolidated statement of operations and comprehensive income. The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on October 2, 2011 was $0.1 million.

Interest Expense

Interest expense decreased from $1.4 million in the first nine months of 2010 to $1.0 million for the first nine months of 2011, a decrease of $0.4 million primarily resulting from reduced average debt levels and lower interest rates resulting from the May 2010 bank amendment in the first half of 2011. Interest expense in the first nine months of both 2011 and 2010 included amortization of deferred financing fees of $0.2 million. The weighted average interest rates with respect to the debt were 3.74% and 5.0% for each of the first nine months of 2011 and 2010, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.5 million during the first nine months of 2011 compared to $0.3 million in the first nine months of 2010.

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

Liquidity

Net cash used in operating activities during the nine months ended October 2, 2011 was $3.5 million driven by working capital changes and the net loss generated by the Company. Net working capital, aside from net working capital assumed upon acquisition of ZF Array, increased by $4.5 million due to increases in inventory and decreases in accounts payable, somewhat offset by increases in accrued liabilities and decreases in accounts receivable. Accounts receivable days sales outstanding were 54 and 49 days for the nine months ended October 2, 2011 and October 3, 2010, respectively. The increase was largely due to the effect of including just one month’s revenue from ZF Array into consolidated revenue.  Inventory turnover, on an annualized basis reduced to 3 times for the nine months ended October 2, 2011 compared to 5 times for the nine months ended October 3, 2010 due to the substantial increase in inventory to ramp up for the large increase in orders for the fourth quarter, as well as the effect of including only one month of results from ZF Array. Accounts payable days outstanding were 72 days at the end of the first nine months of 2011 compared to 65 days for the same period in 2010, as most of the inventory increase was received in the last month of the quarter, as well as the one month of acquired operations effect, resulting in a higher payable balance and increase in days at the end of the quarter.

Net cash provided by financing activities during the nine months ended October 2, 2011 was $7.6 million and net cash used in the nine months ended October 3, 2010 was $5.0 million. During the nine months ended October 2, 2011, the Company increased net debt by $9.5 million in order to finance the acquisition of ZF Array and to stock up on inventory to meet fourth quarter demand, while during the same period in 2010 the Company repaid debt of $5.6 million. During the nine months ended October 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $1.2 million. During the nine months ended October 3, 2010, the Company generated $0.8 million in proceeds from issuance of stock from executive option exercises and $0.4 million in proceeds from sales leaseback, and repaid capital lease repayments of $0.6 million.

Net cash used in investing activities during the nine months ended October 2, 2011 was $3.5 million, consisting of cash paid for the acquisition of ZF of $4.0 million, net of cash acquired of $1.0 million, and $0.4 million in additions of property, plant and equipment.  Net cash used in investing activities for the nine months ended October 3, 2010 was $1.0 million which entirely consisted of additions of property, plant and equipment.

Capital Resources

We believe that cash generated from operations, available cash and amounts available under our PNC and EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We believe that the Company will be in compliance with its covenants for the foreseeable future. In the event the Company falls out of compliance of its revolving credit facility or obtain alternative financing, the Company may be unable to access credit and its debt obligations could become accelerated.

We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During the nine months ended October 2, 2011, the Company acquired machinery and equipment with a value of $2.1 million via capital leases.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended October 2, 2011 was 4.6%. At October 2, 2011, the interest rate on our U.S. revolving credit facility is 3.75% based on the U.S. prime rate and our U.S. term debt bore interest at 5.5% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 2, 2011. The two risk factors below were disclosed on the Form 10-K and have been updated to provide revised information as of October 2, 2011.

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

Our four largest customers represented 17.7%, 12.2%, 11.9% and 10.3% of total revenue for the nine months ended October 2, 2011, respectively. For the first nine months of 2011, our top ten largest customers collectively represented 81.8% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with its financial covenants as at October 2, 2011. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

 Our debt under the PNC and EDC Facilities could have adverse consequences for our business, including:

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

●
We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC and EDC Facilities. These covenants, applicable to specific four quarter rolling periods, include (i) a minimum consolidated EBITDA target, (ii) a maximum total debt to EBITDA ratio, (iii) maximum capital expenditures and (iv) a minimum fixed charge coverage ratio. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC and EDC Facilities.

●	Our PNC and EDC Facilities contain subjective acceleration clauses. There can be no assurance that the lender will not exercise their rights to accelerate repayment under the terms of the agreement.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the PNC and EDC Facilities or successor facilities.

Item 6.  Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ Alex Walker
Name:	Alex Walker
Title:	Co-Chief Executive Officer

By	/s/ Claude Germain
Name:	Claude Germain
Title:	Co-Chief Executive Officer

Date: November 11, 2011

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 11, 2011.