Form 10-K
period 2012-01-01
SMTC CORP
filed 2012-03-08
CIK 1108320

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2012
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $34.3 million on July 3, 2011, including the value of the common stock for which the exchangeable shares of the registrant’s subsidiary, SMTC Manufacturing Corporation of Canada, are exchangeable. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on July 3, 2011, the last business day of the registrant’s most recently completed second quarter.

As of March 5, 2012, SMTC Corporation had 15,711,226 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $.01 per share, outstanding. As of March 5, 2012, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 494,548 exchangeable shares outstanding, excluding 7,453,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order and end customer fulfillment. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,875 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and computing, communications and medical market sectors.

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

Our San Jose, California operations specialize in new product integration, printed circuit board assemblies, system integration, configuration-to-order services and provides U.S. Federal Standard 209E class 10,000 clean room capabilities for medical device final assemblies and packaging. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Incorporated, a privately held electronics manufacturing services provider. We are in the process of integrating the two facilities for expected future benefits and cost savings. ZF specializes in manufacturing complex electronics equipment and providing systems integration services for some of the world’s leading telecommunication, wireless and life science equipment manufacturers.

The Company has an ongoing manufacturing relationship with Alco Electronics Ltd. (Alco), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. SMTC, through its subsidiary SMTC Asia Ltd., and Alco have a dedicated manufacturing facility in Chang An, China. Capitalizing on the strengths of both companies, this site provides SMTC’s current and prospective customers with highly efficient, low cost Asia-based manufacturing solutions. This facility provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities through an international sourcing and procurement office.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines, including a manufacturing relationship with Alco Electronics in China. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions and low volume product production as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer. Certain equipment is customer specific including computer controlled inventory carousels, high-speed surface mount technology placement systems, customer specific x-ray, ICT or functional test, assembly and packing solutions.

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

The SMTC Customer Experience:    We believe that SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why most SMTC customers have been with us for more than 9 years, and some more than 18 years.

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

Global Footprint:    SMTC offers the best strategic and operational footprint with four manufacturing / technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China.

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

SMTC’s box build experience spans the past 12 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. Order fulfillment and configuration to order is handled throughout the integration service, specific to the needs of the customer.

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

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC owned and operated sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is registered as a TL9000 facility and is ISO 13485 certified. Our San Jose and Mexico facilities are also ISO 13485 certified. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

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

The Company established a purchasing office in Kowloon, Hong Kong in 2010 which serves to improve access to the broad base of component suppliers in the Asia region and provide the Company with competitive pricing. The Hong Kong office manages component sourcing to support the Asian manufacturing operations, as well as providing support for the Company's operations in North America.

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

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. In fiscal 2011, our cost of goods sold was approximately $158 million, most of which was purchases of materials. We believe this volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and computing, communications, and medical markets.

Revenue in fiscal 2011 was attributed to the following industry sectors: 73.1% from industrial, 14.2% from networking and computing, 7.3% from communications and 5.4% from medical. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

Industrial product expertise includes:

•	Semiconductor manufacturing and test equipment
•	Electrical distribution, industrial controls
•	Point of sale (POS) terminals
•	Currency recognition devices
•	Residential and commercial security systems
•	GPS navigation and positioning systems
•	Components and sub-systems for rapid prototyping equipment
•	RF modules for satellite -based tracking systems
•	Protocol analyzers

•	High end audio systems
•	Power supplies for high precision instruments

Networking and Computing product expertise includes:

•	Professional audio and video processing and distribution systems
•	Handheld internet access devices
•	High-end storage devices
•	Office printers, networked production and industrial printing systems
•	Mid-range servers and computing systems
•	Electronic display systems
•	Financial terminals with biometric authentication

Communications product expertise includes:

•	VoIP infrastructure, accessing, IVR systems
•	Carrier class switching and routing systems
•	Broadcast communication equipment
•	Broadband accessing, ADSL and wireless gateway, modem
•	Video and audio signal processing and distribution systems
•	Network traffic management devices
•	Network application delivery and optimization

Medical product expertise includes:

•	Infusion pumps
•	Blood glucose meters
•	Medical imaging
•	Patient monitoring systems

Consumer product expertise includes:

•	Home security systems
•	Recreational gear

Renewable energy product expertise includes:

•	Solar photovoltaic modules
•	Solar inverters, combiners and power products

SMTC has achieved ISO 13485 certification at its Mexico, Markham and San Jose facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC owned and operated sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

SMTC completed the required compliances and received licensing by the State of California Food and Drug Branch (FDB) to manufacture Class 1 and Class 2 medical devices at their San Jose, California facility. The FDB, which partners with the Food and Drug Administration (FDA), has authorized SMTC to operate under the rigorous quality guidelines of California's Device Manufacturing Licensing laws. SMTC have demonstrated compliance with all applicable state laws including the federal Good Manufacturing Practice (GMP), and the Quality System Regulations (QSR). Manufacturers must renew their license annually, and the FDB conducts periodic renewal inspections.

SMTC has been recognized with 2012 Global Electronics Manufacturing Service (EMS) Product Quality Leadership Award from Frost & Sullivan a global research organization. Each year, Frost & Sullivan presents this award to the company that consistently delivers and exceeds customer expectations in maintaining a high level of quality throughout its organization. This award, like other Frost & Sullivan Best Practices honors, recognizes the relevance of quality, innovation and leadership by SMTC in the EMS industry.

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
ZF Array Technology, Inc. (California)

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

Employees

As of January 1, 2012, we employed approximately 1,875 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of January 1, 2012, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005, in 2009 and in 2011. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that such economic slowdown will have on it.

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

Three of our largest customers represented 21.8%, 10.6% and 10.2% of total revenue from continuing operations for the year ended January 1, 2012. Our top ten largest customers collectively represented 79.4% of our total revenue for the year. Although the business has become more diversified, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currencies, particularly the weakening of the US dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, in fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso as every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain executive officers and key personnel or attract qualified management in the future. The Company is currently in the process of recruiting a Chief Financial Officer. In addition, if we receive a significant volume of new orders at any one time, we may have difficulty recruiting skilled workers to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

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

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with its financial covenants as at January 1, 2012. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

On June 8, 2011, our board of directors and shareholders approved an extension to a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our NOLs and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

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

Changes in the securities laws and regulations have increased, and may continue to increase, our costs; and any future changes would likely increase our costs.

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and NASDAQ, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and NASDAQ, have recently enacted additional changes in their laws, regulations and rules (such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act) and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any changes in U.S. GAAP or in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.

The Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

Facilities

We conduct our operations within approximately 500,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Markham, Ontario	100,000	Leased
San Jose, California	125,000	Leased
Chihuahua, Mexico	275,000	Owned

In addition, SMTC has a relationship with Alco Electronics Ltd. in Chang An, China providing access to a 40,000 square foot facility designed around SMTC’s copy-exact model.

All of our owned and operated facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Organization for Standardization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing.  In addition, SMTC achieved ISO 13485 certification at its Mexico, Markham and San Jose facilities.  ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices.

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended January 1, 2012 and January 2, 2011.

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter	$3.74	$2.49	$2.95	$0.80
Second Quarter	2.75	1.90	4.30	2.50
Third Quarter	2.34	1.17	3.69	2.33
Fourth Quarter	2.90	1.34	4.67	3.04

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index, a peer group chosen by the Company for fiscal 2011 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina-Sci Corporation and Sigmatron International Inc.

The total stockholder return assumes $100 invested on December 31, 2006 in Common Stock of the Company, the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii)  mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of March 5, 2012, there were approximately 150 holders of record of the Company’s common stock.

As of March 5, 2012, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 15,711,226 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding. As of March 5, 2012, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 494,548 exchangeable shares outstanding, excluding 7,453,762 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

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

Consolidated Statement of Operations Data:
(in millions, except per share amounts)

	Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010	January 4, 2009	December 31, 2007
Revenue	$220.4	$262.6	$179.5	$206.9	$201.0
Cost of sales	199.0	233.1	162.0	188.5	180.7

Gross profit	21.4	29.5	17.5	18.4	20.3
Selling, general and administrative expenses	14.8	17.9	12.7	12.9	12.6

Restructuring (a)	2.7	—	0.8	0.5	0.2
Loss on extinguishment of debt	0.3	—	—	0.6	0.4
Other expenses (recoveries) (b)	0.1	—	—	(0.2)	—

Operating earnings	3.5	11.6	4.0	4.6	7.1
Interest expense	1.5	1.7	2.0	2.9	5.5

Earnings before income taxes and discontinued operations	2.0	9.9	2.0	1.7	1.6
Income tax expense (recovery)	0.8	(2.5)	(0.3)	0.1	(1.3)

Earnings from continuing operations	1.2	12.4	2.3	1.6	2.9
Loss from discontinued operations (c)	—	—	(5.9)	(7.5)	(0.2)

Net earnings (loss), also being comprehensive income (loss)	$1.2	$12.4	$(3.6)	$(5.9)	$2.7

Basic earnings (loss) per share
Basic earnings per share from continuing operations	$0.07	$0.82	$0.16	$0.11	$0.19
Basic loss per share from discontinued operations	—	—	(0.41)	(0.51)	(0.01)

Basic earnings (loss) per common share	$0.07	$0.82	$(0.25)	$(0.40)	$0.18
Diluted earnings (loss) per share
Diluted earnings per share from continuing operations	$0.07	$0.79	$0.16	$0.11	$0.19
Diluted loss per share from discontinued operations	—	—	(0.41)	(0.51)	(0.01)
Diluted earnings (loss) per common share	$0.07	$0.79	$(0.25)	$(0.40)	$0.18

Weighted average number of shares outstanding
Basic	16.1	15.1	14.6	14.6	14.6
Diluted	16.2	15.6	14.6	14.6	15.0

(a)
During Fiscal 2011, the Company recorded restructuring charges of $2.7 million consisting of severance related to the 2011 Plan. During 2009, the Company recorded net restructuring charges of $0.8 million consisting of severance charges related to the 2009 Plan. During Fiscal 2008, the Company recorded restructuring charges consisting of severances of $0.7 million relating to the 2008 Plan, partially offset by proceeds of liquidation pertaining to assets written off under the 2002 Plan, of $0.2 million. During 2007, the Company recorded net restructuring charges of $0.2 million consisting of severance charges related to the 2007 Plan.

(b)
In Fiscal 2011, the Company recorded $0.1 million in expenses relating to the acquisition of a subsidiary. In Fiscal 2008, the Company recorded an unrealized gain on derivative instruments of $0.2 million.

(c)
Discontinued operations - Effective June 30, 2009, the Company closed its Boston, Massachusetts facility.  Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

Consolidated Balance Sheet Data and Other Financial Data:
(in millions)

	At and for the Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010	January 4, 2009	December 31, 2007
Cash	$2.6	$0.9	$1.6	$2.6	$0.2
Working capital	32.5	23.2	24.3	20.8	21.8
Total assets	114.3	98.4	93.6	87.3	94.8
Long term debt and capital lease obligations, less current portion,	17.4	8.0	21.2	17.5	19.2
Shareholders’ equity	34.6	32.8	18.3	21.3	26.8
Capital expenditures	4.0	2.2	1.0	2.8	2.5
Cash flows provided by (used in) operating activities	2.0	14.0	(6.3)	7.1	24.7
Cash flows provided by (used in) financing activities	3.6	(13.5)	5.5	(3.6)	(22.6)
Cash flows (used in) investing activities	(3.9)	(1.2)	(0.2)	(1.1)	(1.9)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended January 1, 2012. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended January 1, 2012 and January 2, 2011. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 4, 2010	July 4, 2010	Oct 3, 2010	Jan 2, 2011	Apr 3, 2011	July 3, 2011	Oct 2, 2011	Jan 1, 2012
Revenue	$61.4	$71.2	$65.4	$64.6	$56.3	$48.8	$44.1	$71.1
Gross profit	6.4	8.3	7.9	6.9	5.1	4.6	3.8	7.8
Net earnings (loss)	2.1	3.2	2.6	4.5	0.7	(1.0)	(1.4)	2.9
Earnings (loss) per share from continuing operations – basic	$0.14	$0.21	$0.17	$0.29	$0.05	$(0.06)	$(0.09)	$0.17
Earnings (loss) per share from continuing operations – diluted	$0.14	$0.20	$0.16	$0.28	$0.05	$(0.06)	$(0.09)	$0.17
Weighted average number of shares outstanding — basic	14.6	14.8	15.0	15.8	16.0	16.0	16.2	16.2
Weighted average number of shares outstanding — diluted	14.8	15.7	15.7	16.2	16.3	16.0	16.2	16.3

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 1,875 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Developments in the year ended January 1, 2012

Revenue increased in the fourth quarter by $27.0 million to $71.1 million, compared to $44.1 million in the third quarter. The sharp increase was due to demand increases from both existing and new customers combined with the impact of the acquisition of ZF Array Technology Incorporated (“ZF Array”). Gross profit and earnings before income taxes were both substantially improved going from 8.7% and a loss before income taxes of $1.3 million to 10.8% and earnings before income taxes of $3.1 million respectively.

For the year ended January 1, 2012 (“fiscal 2011”) revenue decreased $42.2 million, or 16.1%, from $262.6 million for the year ended January 2, 2011 (“fiscal 2010”) to $220.4 million.  The majority of the decrease in revenue related to one program of a long standing customer going end of life and a disengagement of another long standing customer.

Earnings from continuing operations before income taxes decreased to $2.0 million in fiscal 2011 compared to $9.9 million in fiscal 2010.  The decrease was mainly due to reduced revenue levels and the resulting impact on the ability to cover fixed costs, increased labor costs due to the negative impact of the strengthening Canadian dollar and Mexican peso, restructuring charges and the write off of the remaining unamortized deferred financing costs related to the extinguished revolving credit facility.

In response to expected reductions in revenues early in the year, the Company took early action to reduce costs during fiscal 2011. Selling, general and administrative expenses for the year were at their lowest in three years and margins were maintained at low levels despite the reductions in revenue. The Company recorded restructuring charges of $2.7 million, consisting largely of severance charges of $0.6 million in the Mexican segment, $2.0 million in the Canadian segment, and $0.1 million in the U.S. segment and reduced staff levels by 241, 150 and 1 in each segment respectively, in response to expected lower revenues in the year. Subsequently, headcount has increased to respond to revenue increases from the third quarter to fourth quarter of 61%.

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

On August 31, 2011 the Company acquired 100% of the outstanding common shares of ZF Array Technology, Inc. (“ZF Array”), a privately held electronics manufacturing services provider based in San Jose, California. The acquisition enhances and expands engineering and operational capabilities in prototype development, new product introduction and structural test services to both new and existing customers. The purchase price was $6.4 million, of which $2.4 million is composed of a 2-year performance based earn out, which was fully accrued as of January 1, 2012. The purchase price was essentially for book value with a nominal gain recorded on the acquisition.

In addition, the Company has purchased $0.9 million of new machinery and equipment with cash and acquired $3.1 million of machinery and equipment via capital leases in fiscal 2011.

While the Company generated cash from operations of $2.0 million, net bank debt increased by $6.7 million from fiscal 2010, bringing net bank debt up to $16.6 million. The increase in debt was primarily used for the acquisition of ZF Array and the increase in inventory related to the increase in orders for the first quarter of fiscal 2012.

Growth, profitability and debt reduction remain the primary goals of the Company. The acquisition of ZF Array, discontinuance of low margin business, tight cost management and refinancing, combined with numerous customer program wins, including a customer in the medical sector, throughout the year resulted in a strong Q4 in fiscal 2011 and anticipated improved performance in fiscal 2012.

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

The consolidated financial statements of SMTC are prepared in accordance with US GAAP.

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	January 1, 2012	January 2, 2011	January 3, 2010
Revenue	100.0%	100.0%	100.0%
Cost of sales	90.3%	88.8%	90.2%

Gross profit	9.7%	11.2%	9.8%
Selling, general and administrative expenses	6.7%	6.9%	7.1%
Restructuring charges	1.2%	—	0.4%
Loss on extinguishment of debt	0.1%	—	—
Other charges	0.1%	—	—

Operating earnings	1.6%	4.3%	2.2%
Interest expense	0.7%	0.6%	1.1%

Earnings from continuing operations before income taxes	0.9%	3.7%	1.1%
Income tax (recovery) expense
Current	0.3%	0.1%	(0.3)%
Deferred	0.1%	(1.1)%	0.1%

	0.4%	(1.0)%	(0.2)%

Net earnings from continuing operations	0.5%	4.7%	1.3%
Loss from discontinued operations	—	—	(3.3)%
Net earnings (loss)	0.5%	4.7%	(2.0)%

Fiscal period ended January 1, 2012 compared to the fiscal period ended January 2, 2011

Revenue

Revenue decreased by $42.2 million, or 16.1%, from $262.6 million for fiscal 2010 to $220.4 million for fiscal 2011. The majority of the decrease in revenue related to one program of a long standing customer going end of life and a disengagement of another long standing customer. Other decreases were offset by increased share of business with certain customers, new customer wins and the acquisition of ZF Array. New customer revenue was approximately $31 million for fiscal 2011.

During fiscal 2011, revenue from the industrial sector represented 73.1% of revenue compared to 80.5% of revenue in fiscal 2010. Revenue from the industrial sector decreased by $50.1 million or 23.7% mainly due to the end of life product and customer disengagement described above.   Revenue from the networking and enterprise computing sector in fiscal 2011 decreased compared to fiscal 2010 by $0.8 million mainly due to decreases in revenue of two customers, slightly offset by an increase in revenue from one customer. However, the percentage of revenue attributable to the network and enterprise sector increased to 14.2% during fiscal 2011 from 12.2% during fiscal 2010 due to the greater percentage decrease in the industrial sector.  Revenue from the communications sector decreased by $1.2 million or 7.0% in fiscal 2011 mainly due to a decrease in revenue of one customer, slightly offset by revenue from two new customers in this sector. However, the percentage of revenue attributable to the communications sector increased to 7.3% during fiscal 2011 from 6.6% during fiscal 2010 due to the greater percentage decrease in the industrial sector. Revenue for the medical sector represented 5.4% of revenue in fiscal 2011 mainly due to the increase in revenue from one customer. Since the medical sector in fiscal 2010 was less than 1.0% of revenue it was grouped with the networking and enterprise computing sector and not disclosed separately.

During fiscal 2011, the Company recorded approximately $2.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $3.9 million in fiscal 2010. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 79.4% of revenue during fiscal 2011, compared to 88.1% in fiscal 2010 as the business has become more diversified.  Revenue from our three largest customers during fiscal 2011 was $48.1 million, $23.3 million and $22.5 million, representing 21.8%, 10.6% and10.2% of revenue from continuing operations for fiscal 2011, respectively. This compares with revenue from our four largest customers of $41.6 million, $38.0 million, $34.9 million and $33.2 million, representing 15.8%, 14.5%, 13.3% and 12.7%, of revenue from continuing operations for fiscal 2010, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2011, 57.5% of our revenue from continuing operations was attributable to our operations in Mexico, 17.2% in Asia, 14.3% in Canada and 11.0% in the US. During fiscal 2010, 47.7% of our revenue from continuing operations was attributable to our operations in Mexico, 23.8% in Asia, 20.3% in Canada and 8.2% in the US. The decrease in Canada and increase in Mexico was a result of production transferring to our lower cost facilities and some attrition in Canada.

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

Gross Profit

Gross profit decreased to $21.3 million in fiscal 2011from $29.5 million in fiscal 2010. This was largely due to decreased revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of over $0.6 million and a $0.5 million foreign exchange loss on net liabilities.

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

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased from $17.9 million in fiscal 2010 to $14.8 million in fiscal 2011, and decreased as a percentage of revenue to 6.7% for fiscal 2011 compared to 6.9% of revenue for fiscal 2010. The decrease in fiscal 2011 was mainly due to reduced employee costs, a decrease in stock based compensation and a decrease in legal expenses.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During fiscal 2011, the Company recorded restructuring charges of $2.7 million, consisting largely of severance charges of $0.6 million in the Mexican segment, $2.0 million in the Canadian segment, and $0.1 million in the U.S. segment and reduced staff levels by 241, 150 and 1 in each segment respectively, in response to expected lower revenues in the year.  There were no restructuring activities during fiscal 2010.

Unrealized Loss on Derivative Financial instruments

In fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value was nominal. The realized gain on these contracts in fiscal 2011 was $109 included as a component of cost of goods sold. There were no derivative instruments in fiscal 2010.

Acquisition Costs

In fiscal 2011 the Company acquired 100% of the outstanding common shares of ZF Array a privately held electronics manufacturing services provider based in San Jose, California. The purchase price was $6.4 million, of which $2.4 million is composed of a 2-year performance based earn out, which was fully accrued as of January 1, 2012. Acquisition costs related to this purchase were $0.1 million. There were no acquisition charges in fiscal 2010.

Interest Expense

Interest expense decreased by $0.2 million, from $1.7 million in fiscal 2010 to $1.5 million in fiscal 2011. Included in interest expense is amortization of deferred financing fees of $0.3 million in fiscal 2011, compared to $0.2 million in fiscal 2010.

Interest expense decreased in fiscal 2011 due to lower average debt balances outstanding and lower interest rates compared to fiscal 2010 due to the interest rate reduction as a resulting of completing the revolving credit and security agreement with PNC Bank on September 22, 2011 and the achievement of financial performance levels of the previous Wells Fargo debt agreement . The weighted average interest rates with respect to the debt were 3.6% and 4.7%, for the periods ended January 1, 2012 and January 2, 2011, respectively.

Income Tax Expense

The net tax expense for fiscal 2011 of $0.8 million is due to  minimum taxes in the United States and Mexico, combined with state taxes in California, slightly offset by a recovery in Canadian taxes due to the settlement of previously uncertain tax positions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004.  In 2010, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The same determination was made by management in 2011. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At January 1, 2012, the Company had total net operating loss carry forwards of $105, 708, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Fiscal period ended January 2, 2011 compared to the fiscal period ended January 3, 2010

Revenue

Revenue increased by $83.1 million, or 46.3%, from $179.5 million for fiscal 2009 to $262.6 million for fiscal 2010. The substantial increase in revenue was due to several factors. The majority of SMTC’s customers’ end markets were favorably impacted by increased demand and rebuilding of inventories as they recovered from the impact of the recession in 2009.   In addition, newer customers have contributed $40.7 million of the increased revenue, more than offsetting attrition. The Company also benefited from increased share of business with certain customers.

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

Restructuring Charges

During fiscal 2009, the Company recorded restructuring charges of $0.8 million, consisting largely of severance charges of $0.5 million in the Mexican segment, $0.3 million in the Canadian segment, and a nominal amount in the U.S. segment. The Company reduced staff levels by approximately 160 in response to expected lower revenues resulting from the global economic recession.  There were no restructuring activities during fiscal 2010.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC and EDC Facilities. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

The following table outlines the summary level cash flow changes for:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Cash provided by (used in):
Operating activities	$2.0	$14.0	$(6.3)
Financing activities	3.6	(13.5)	5.5
Investing activities	(3.9)	(1.2)	(0.2)

Increase (decrease) in cash and cash equivalents	1.7	(0.7)	(1.0)

Cash, beginning of year	0.9	1.6	2.6

Cash, end of the year	$2.6	$0.9	$1.6

Fiscal 2011 Liquidity:

Net cash provided by operating activities for fiscal 2011 was $2.0 million. The source of cash resulted from income from operations, decreases in accounts receivable and increases in accounts payable offset by an increases in inventory and accrued liabilities. Accounts receivable days sales outstanding for fiscal 2011 remained consistent with fiscal 2010 at 49 days for the fourth quarter of 2011 compared to 50 days for the same period in fiscal 2010.  Inventory turnover on an annualized basis was 4.8 times for fiscal 2011 and 5.5 times for fiscal 2010. The decrease in turnover was due to an increase in inventory at the end of the year in fiscal 2011 to ramp up for the increase in orders for the first quarter of 2012.  Accounts payable days outstanding for fiscal 2011 remained consistent with fiscal 2010 at 67 days for the fourth quarter of 2011 compared to 68 days for the same period in fiscal 2010. During fiscal 2011, the Company paid $1.8 million in connection with restructuring charges. There were no restructuring charges paid in 2010.

Net cash provided by financing activities during fiscal 2011 was $3.6 million, consisting of net increase in revolving debt of $8.2 million from the revolving credit facility and $0.3 million from the issuance of common stock upon the exercise of executive stock options. These were partially offset by repayments of term debt of $2.5 million, repayment of capital leases of $1.4 million and $1.0 million in financing fees incurred in financing the Company’s credit facility with PNC bank and refinancing the credit facility with EDC.

Net cash used in investing activities for fiscal 2011 of $3.9 million consisted of $3.0 million for the acquisition of ZF Array and $0.9 million for purchases of machinery and equipment.

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

Capital Resources

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation and has a term of three years. The Company continues to have a term debt facility with Export Development Canada, and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement. The maximum amount of funds available under the PNC Facility is $45 million. The new facility increases financial flexibility by permitting increases in potential borrowings by $10 million by adding Mexican inventory to the borrowing base and reduces the variable interest rate on the revolver by 1.0% to the prime rate as the tiered system is removed. Availability under the revolving credit facility is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable. Advances made under the revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

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

During 2011, there were $3.1 million of additions of property, plant and equipment acquired via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

As at January 1, 2012, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt	$4.0	$2.8	$12.4	$—	$—	$—	$19.2
Capital lease obligations	1.7	1.4	0.8	—	—	—	3.9
Operating lease obligations	1.1	0.9	0.7	0.5	0.5	—	3.7
Purchase obligations	1.1	—	—	—	—	—	1.1
Total	$7.9	$5.1	$13.9	$0.5	$0.5	$—	$27.9

In the normal course of business, we may be subject to litigation and claims from customers, suppliers and former employees. We believe that adequate provisions have been recorded in the accounts, where required. We do not believe that it is reasonably possible that a loss exceeding the amounts already recognized may have been incurred that would be material. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of such contingencies would not have an adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended January 1, 2012 was 3.6%. At January 1, 2012 the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our term debt bore interest at 3.8% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, in fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso as every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of January 1, 2012, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

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

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and Compensation Discussion and Analysis in the proxy statement for use in connection with the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The following table gives information about awards under the 2010 Plan and Amended 2000 Plan as of January 2, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	1,202,826	$2.82	98,000	(1)
Equity compensation plans not approved by shareholders:	—	$—	—
Total	1,202,826	$2.82	98,000

Notes:

 (1)               No further stock awards are available for granting under the Amended 2000 Plan.

Item 13:	Certain Relationships and Related Transactions and Director Independence

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

SMTC CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	January 3, 2010	January 2, 2011	January 1, 2012
Balance, beginning of year	(505)	(558)	(312)
Recovery (charge) to expense	(53)	89	—
Written off	—	157	257

Balance, end of year	(558)	(312)	(55)

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

10.62	SMTC Corporation 2010 Incentive Plan (34)
10.63	SMTX Tax Benefits Preservation Plan (34)
10.64	Employment Agreement Amendment dated as at November 10, 2010 between John Caldwell and SMTC Manufacturing Corporation of Canada. (35)*
21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SMTC CORPORATION

By:	/s/ ALEX WALKER
Alex Walker
President and Chief Executive Officer

Date: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ALEX WALKER	President, Chief Executive Officer, Interim	March 8, 2012
Alex Walker	Chief Financial Officer and Director
(Principal Executive Officer)

/s/ CLAUDE GERMAIN	President, Chief Executive Officer (Principal	March 8, 2012
Claude Germain	Executive Officer)

/s/ DAVID SANDBERG	Director and Chair of the Board	March 8, 2012
David Sandberg

/s/ CLARKE BAILEY	Director	March 8, 2012
Clarke Bailey

/s/ ANTON SIMUNOVIC	Director	March 8, 2012
Anton Simunovic

EXHIBIT INDEX

Exhibit Number	Document
21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2012.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011	F-3
Consolidated Statements of Operations and Comprehensive Income for the periods from January 3, 2011 to January 1, 2012, from January 4, 2010 to January 2, 2011 and from January 5, 2009 to January 3, 2010
F-4
Consolidated Statements of Changes in Shareholders’ Equity for the periods from January 3, 2011 to January 1, 2012, from January 4, 2010 to January 2, 2011 and from January 5, 2009 to January 3, 2010	F-5
Consolidated Statements of Cash Flows for the periods from January 3, 2011 to January 1, 2011, from January 4, 2010 to January 2, 2011 and from January 5, 2009 to January 3, 2010	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the periods from January 3, 2011 to January 1, 2012, January 4, 2010 to January 2, 2011 and January 5, 2009 to January 3, 2010. In connection with our audits, we also have audited the related financial statement schedule appearing in the annual report on Form 10-K for the fiscal year ended January 1, 2012. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and subsidiaries as of January 1, 2012 and January 2, 2011 and the results of their operations and their cash flows for the periods from January 3, 2011 to January 1, 2012, January 4, 2010 to January 2, 2011 and January 5, 2009 to January 3, 2010 in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
March 8, 2012

SMTC CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

	January 1, 2012	January 2, 2011
Assets
Current assets:
Cash	$2,635	$933
Accounts receivable—net (note 3)	37,904	35,291
Inventories (note 3)	52,648	42,413
Prepaid expenses	1,638	2,096
	94,825	80,733
Property, plant and equipment—net (note 3)	15,355	13,891
Deferred financing costs—net (note 3)	916	480
Deferred income taxes (note 10)	3,200	3,323
	$114,296	$98,427

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,352	$42,921
Accrued liabilities (note 3)	10,164	9,299
Income taxes payable	367	700
Current portion of long-term debt (note 4)	4,014	3,705
Current portion of capital lease obligations (note 4)	1,449	928
	62,346	57,553
Long-term debt (note 4)	15,233	7,086
Capital lease obligations (note 4)	2,150	959
Commitments and contingencies (note 14)

Shareholders’ equity:
Capital stock (note 5)	5,631	5,903
Additional paid-in capital	257,583	256,723
Deficit	(228,647)	(229,797)
	34,567	32,829
	$114,296	$98,427

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Period from January 3, 2011 to January 1, 2012	Period from January 4, 2010 to January 2, 2011	Period from January 5, 2009 to January 3, 2010
Revenue	$220,351	$262,580	$179,509
Cost of sales	199,008	233,061	161,951
Gross profit	21,343	29,519	17,558
Selling, general and administrative expenses	14,812	17,961	12,767
Restructuring charges (note 7)	2,678	—	783
Loss on extinguishment of debt (note 8)	300	—	—
Unrealized loss on derivative financial instruments (note 9)	43	—	—
Acquisition expenses (note 15)	87	—	—
Operating earnings	3,423	11,558	4,008
Interest expense (note 3)	1,468	1,697	1,960
Earnings from continuing operations before income taxes	1,955	9,861	2,048
Income tax expense (recovery) (note 10)
Current	583	544	(498)
Deferred	222	(3,033)	189
	805	(2,489)	(309)
Net earnings from continuing operations	1,150	12,350	2,357
Net loss from discontinued operations (note 11)	—	—	(5,952)
Net earnings (loss), also being comprehensive income (loss)	$1,150	$12,350	$(3,595)

Basic earnings (loss) per share (note 12)
—continuing operations	$0.07	$0.82	$0.16
—discontinued operations	$—	$—	$(0.41)
Basic earnings (loss) per share	$0.07	$0.82	$(0.25)

Diluted earnings (loss) per share
—continuing operations	$0.07	$0.79	$0.16
—discontinued operations	$—	$—	$(0.41)
Diluted earnings (loss) per share	$0.07	$0.79	$(0.25)
Weighted average number of shares outstanding
Basic	16,136,114	15,072,425	14,646,333
Diluted	16,242,010	15,619,243	14,646,333

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

	Capital stock	Warrants	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 4, 2009	$7,456	$10,372	$249,655	$(246,169)	$21,314

Cumulative effect of change in accounting principle – January 5, 2009 reclassification of warrants to opening deficit (note 5)	—	(7,617)	—	7,617	—
Adjusted balance, January 5, 2009	$7,456	$2,755	$249,655	$(238,552)	$21,314
Conversion of shares from exchangeable to common stock	(363)	—	363	—	—
Expiry of warrants	—	(2,755)	2,755	—	—
Stock-based compensation	—	—	531	—	531
Net loss for the period	—	—	—	(3,595)	(3,595)

Balance, January 3, 2010	$7,093	$—	$253,304	$(242,147)	$18,250
Exercise of stock options	13	—	1,967	—	1,980
Conversion of shares from exchangeable to common stock	(1,203)	—	1,203	—	—
Stock-based compensation	—	—	249	—	249
Net income for the period	—	—	—	12,350	12,350

Balance, January 2, 2011	$5,903	$—	$256,723	$(229,797)	$32,829
Exercise of stock options	3	—	314	—	317
Conversion of shares from exchangeable to common stock	(275)	—	275	—	—
Stock-based compensation	—	—	271	—	271
Net income for the period	—	—	—	1,150	1,150

Balance, January 1, 2012	$5,631	$—	$257,583	$(228,647)	$34,567

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Period from January 3, 2011 to January 1, 2012	Period from January 4, 2010 to January 2, 2011	Period from January 5, 2009 to January 3, 2010
Cash provided by (used in):

Operations:
Net income (loss)	$1,150	$12,350	$(3,595)
Items not involving cash:
Depreciation	2,794	2,549	2,877
Gain on disposition of property, plant and equipment	—	—	(224)
Unrealized loss on derivative instrument	43	—	—
Deferred income taxes	222	(3,033)	189
Non-cash interest	285	247	310
Stock-based compensation	250	962	582
Loss on extinguishment of debt	300	—	—
Gain on acquisition of business	(22)	—	—
Change in non-cash operating working capital:
Accounts receivable	1,349	2,397	(9,040)
Inventories	(3,248)	(5,387)	(203)
Prepaid expenses	738	26	(919)
Income taxes payable	(466)	160	36
Accounts payable	388	1,332	4,380
Accrued liabilities	(1,750)	2,404	(706)
	2,033	14,007	(6,313)

Financing:
Increase (decrease) in revolving debt	8,204	(14,538)	9,736
Repayment of long-term debt	(2,470)	(350)	(2,738)
Principal payment of capital lease obligations	(1,416)	(881)	(1,356)
Proceeds from issuance of common stock	317	1,980	—
Proceeds from sale and leaseback	—	435	—
Debt issuance and deferred financing costs	(1,021)	(100)	(151)
	3,614	(13,454)	5,491

Investment:
Purchase of property, plant and equipment	(912)	(1,209)	(1,042)
Acquisition of business, net of cash acquired	(3,033)	—	—
Proceeds from sale of property, plant and equipment	—	—	830
	(3,945)	(1,209)	(212)
Increase (decrease) in cash	1,702	(656)	(1,034)
Cash, beginning of year	933	1,589	2,623
Cash, end of the year	$2,635	$933	$1,589

Supplemental Information:
Cash interest paid	$1,114	$1,575	$1,874
Cash taxes paid—net	$1,050	$447	$82
Property, plant and equipment acquired through capital lease	$3,128	$1,001	$—

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.         Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. The Company has a manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. All facilities provides a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office.

Effective June 30, 2009, the Company closed its Boston, Massachusetts facility.  Results of this operation are reported as discontinued operations in comparative reporting periods.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive income, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 3, 2011 to January 1, 2012 (“period ended January 1, 2012”), January 4, 2010 to January 2, 2011 (“period ended January 2, 2011”) and January 5, 2009 to January 3, 2010 (“period ended January 3, 2010”).

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

For arrangements where the customer agrees to purchase products but the Company retains possession until the customer requests shipment (“bill and hold arrangements”), revenue is not recognized unless all recognition criteria under SEC Staff Accounting Bulletin No. 104 have been met.

Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

(v)         Allowance for doubtful accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on factors including the length of time the receivables have been outstanding, customer and industry concentrations, credit insurance coverage, the current business environment and historical experience.

(vi)         Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. Fixed production overheads are allocated to inventory based on normal capacity of production facilities. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. The Company recognizes as current period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs.

(vii)         Property, Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	5 - 20 years
Machinery and equipment - fabrication business	15 years
Machinery and equipment – all other	7 – 10 years
Office furniture and equipment	7 years
Computer hardware and software	3 years
Leasehold improvements	Over shorter of the lease term and estimated useful life

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

(xi)         Translation of foreign currencies

The functional currency of the parent company and all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations and comprehensive income.

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

The Company applies ASC 718, “Compensation – Stock Compensation”, (“ASC 718”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized over the stock option vesting period on a straight line basis. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 - No observable pricing inputs in the market (e.g., discounted cash flows)

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

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the periods ended January 1, 2012 or January 2, 2011.

(xix)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the periods ended January 1, 2012 or January 2, 2011.

(xx)	Comprehensive income (loss):

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. During each of the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, comprehensive income (loss) was equal to net earnings (loss).

(xxi)	Business Combinations:

Business combinations are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the recorded acquisition date amounts of the assets and liabilities acquired is recognized as goodwill. Any excess of the recorded amounts of the assets and liabilities acquired over purchase consideration is recognized as a gain in the statement of operations and comprehensive income (loss).

The Company estimates the fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. Contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recorded in earnings. Changes to valuation allowances on acquired deferred tax assets are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company's consolidated operating results or financial position.

(xxii)	Restructuring Charges:

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, or ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Under ASC 712, liabilities for contractual employee severance are recorded when payment of severance is considered probable and the amount can be estimated. Liabilities for restructuring costs other than employee severance are accounted for in accordance with ASC 420, only when they are incurred.

(xxiii)	Recent Accounting Pronouncements

a)
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No.2011-04, “Fair Value Measurement” (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial statements.

b)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update no. 2011-05 (ASU 2011-12), which defers the effective date of ASU 2011-05 only with respect to reclassification adjustments out of accumulated other comprehensive income. ASU  2011-05 as amended by ASU 2011-12 is effective for us in our first quarter of fiscal 2012 and will be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 as amended by ASU 2011-12 on our consolidated financial statements.

c)
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (Topic 210) – Disclosures about Offsetting Assets and Liabilities (ASU 2011-12).The amendments in this update require an entity that has financial instruments and derivative instruments that are either 1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or 2) subject to an enforceable master netting arrangement or similar agreement, to disclose information about offsetting and related arrangements. The amendments in this ASU will be required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be presented retrospectively for all comparative periods. We are currently evaluating the impact of the adoption of ASU 2011-11 on our consolidated financial statements.

 3.      Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income.

Consolidated balance sheets

Accounts receivable—net:

	January 1, 2012	January 2, 2011
Accounts receivable	$37,959	$35,066
Taxes receivable	—	537
Allowance for doubtful accounts	(55)	(312)

Accounts receivable—net	$37,904	$35,291

Inventories:

	January 1, 2012	January 2, 2011
Raw materials	$37,438	$30,218
Work in process	9,716	8,384
Finished goods	4,047	2,461
Parts	1,447	1,350

Inventories	$52,648	$42,413

Property, plant and equipment—net:

	January 1, 2012	January 2, 2011
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	35,743	32,068
Office furniture and equipment	2,417	2,396
Computer hardware and software (b)	9,365	9,113
Leasehold improvements	3,275	3,123

	62,326	58,226

Less accumulated depreciation:
Land	—	—
Buildings	(5,795)	(5,283)
Machinery and equipment (a)	(26,833)	(24,957)
Office furniture and equipment	(2,350)	(2,326)
Computer hardware and software (b)	(9,001)	(8,825)
Leasehold improvements	(2,992)	(2,944)

	(46,971)	(44,335)

Property, plant and equipment—net	$15,355	$13,891

(a)
Included within machinery and equipment were assets under capital leases with costs of $5,569 and $8,577, and associated accumulated depreciation of $1,088 and $4,958 as of January 1, 2012 and January 2, 2011, respectively. The related depreciation expense for the periods ended January 1, 2012, January 2, 2011 and January 3, 2010 were $627, $960 and $1,017, respectively. During the period ended January 1, 2012, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $6,136 and accumulated depreciation of $4,497, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to owned machinery and equipment on a prospective basis.

(b)
At January 2, 2011, included within computer hardware and software were assets under capital leases with costs of $268 and associated accumulated depreciation of $225. During the period ended January 1, 2012, the Company assumed ownership of these assets formerly under capital lease, which were fully depreciated upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. The related depreciation expense for the periods ended January 1, 2012, January 2, 2011 and January 3, 2010 was $43, $88 and $88, respectively.

Deferred financing costs – net:

	January 1, 2012	January 2, 2011
Deferred financing costs	$1,356	$2,777
Accumulated amortization	(440)	(2,297)

	$916	$480

Accrued liabilities:

	January 1, 2012	January 2, 2011
Customer related	$1,892	$1,469
Payroll	3,169	6,424
Professional services	485	794
Restructuring (note 7)	915	—
Vendor related	722	35
Miscellaneous taxes	108	131
Acquisition related (note 15)	2,400	—
Other	473	446

Accrued liabilities	$10,164	$9,299

Consolidated statements of operations and comprehensive income

Interest expense:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Long-term debt	$1,287	$1,660	$1,765
Obligations under capital leases	187	55	207
Other	(6)	(18)	(12)

Interest expense	$1,468	$1,697	$1,960

4.	Long-term debt and capital leases

Long-term debt

The following table shows the components of long-term debt as at:

	January 1, 2012	January 2, 2011
Revolving	$12,454	$1,528
Term	6,793	9,263

	19,247	10,791
Less: Current portion of long-term debt	(4,014)	(3,705)

Long-term debt	$15,233	$7,086

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility in both the United States and Canada,  (collectively, the “PNC Facility”) has a term of three years.  The previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) was repaid on the same date. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.

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

The Company incurred costs of $997 in fiscal 2011 related to the PNC Facility and the amended EDC Facility. These costs were recorded as a non-current deferred charge and are being amortized over the terms of the respective debt agreements.

Remaining principal repayments of the term loan to EDC consist of one quarterly installment of $1,237, followed by six quarterly installments of $926 until the maturity date of August 13, 2013.

The PNC Facility and EDC Facility are jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The Company is required to use a “lock-box” arrangement, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facilities, for which events of default are objectively determined.

At January 1, 2012 there was a Canadian dollar denominated debt balance of $1,312. At January 2, 2011, there was a Canadian dollar denominated cash balance of $78, which was classified as an offset to debt balances as it was used to reduce the outstanding revolving credit facilities.

The Company is in compliance with the financial covenants included in the PNC Facility and the EDC Facility as at January 1, 2012 and management believes that the Company will be in compliance with these covenants for at least the next twelve months. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years consist of the following

2012	$1,670
2013	1,407
2014	842

Total minimum lease payments	3,919
Amount representing interest of 3.8% to 8.9%	(320)

Present value of lease payments	3,599
Current portion of capital leases	1,449

Long term capital lease obligations	$2,150

Debt principal repayments

At January 1, 2012, principal repayments due within each of the next three years on long-term debt are as follows:

2012	$4,014
2013	2,780
2014	12,453

Total	$19,247

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 1, 2012 and January 2, 2011 consisted of:

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

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	January 1, 2012		January 2, 2011		January 3, 2010
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	583,848	$5,524	711,048	$6,728	749,448	$7,091
Shares issued pursuant to:
Conversion to common stock	(29,100)	(275)	(127,200)	(1,204)	(38,400)	(363)

Balance at end of the period	554,748	$5,249	583,848	$5,524	711,048	$6,728

Common shares
Balance at beginning of the period	15,329,732	$379	13,935,284	$365	13,896,884	$365
Shares issued pursuant to:
Exercise of stock options	292,194	3	1,267,248	13	—	—
Conversion of exchangeable shares	29,100	—	127,200	1	38,400	—

Balance at end of the period	15,651,026	$382	15,329,732	$379	13,935,284	$365

Special voting stock
Balance at beginning of the period	1	$—	1	$—	1	$—

Balance at end of the period	1	$—	1	$—	1	$—

Total Common stock		$5,631		$5,903		$7,093

Warrants
Common share warrants
Balance at beginning of the period	—	$—	—	$—	11,166,947	$2,755

Expired	—	—	—	—	(11,166,947)	(2,755)
Balance at end of the period	—	$—	—	$—	—	$—

Exchangeable shares:

During the periods ended January 1, 2012, January 2, 2011 and  January 3, 2010, exchangeable shares of 29,100, 127,200 and 38,400 with a carrying value of $275, $1,204 and $363, respectively, were exchanged for common stock, with a carrying value of nil, $1 and nil, respectively, with the difference recorded as additional paid-in capital.

Exchangeable shares of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company, can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. Upon the earlier of July 27, 2015, or the number of outstanding exchangeable shares falling below 500,000, subject to certain adjustment and acceleration provisions, SMTC Canada will have the right to redeem all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis. Subsequent to year end, 60,200 exchangeable shares as at March 5, 2012 were converted into common shares, resulting in 494,548 exchangeable shares outstanding.

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

Upon the adoption of guidance under ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock on January 5, 2009, the Purchase Warrants were retrospectively reclassified as liabilities, without restatement of prior periods. As the fair value of these instruments at that date was determined to be nil, the amount attributed to these warrants was recorded as a reduction of opening deficit on January 5, 2009.

6.	Stock based compensation

Stock options

2000 Equity Incentive Plan:

In July 2000, the Company approved a new stock option plan, the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”). The plan permitted the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options granted before the fourth quarter of 2007 generally vested over a four-year period and expired 10 years from their respective date of grant, while options granted thereafter vest over a three-year period and expire 5 years from their respective date of grant.

2010 Incentive Plan:

In July 2010, the Company approved a new stock option plan, the 2010 SMTC Incentive Plan (the “2010 Incentive Plan”). The plan permits the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options generally vest over a three-year period and expire 5 years from their respective date of grant.

The Company generally issues new shares when options are exercised. A summary of stock option activity for the periods ended January 3, 2010, January 2, 2011 and January 1, 2012 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at January 4, 2009	1,742,893	$1.97
Options granted under the 2000 Equity Incentive Plan	335,000	$1.00
Options forfeited	(140,453)	$3.10
Outstanding balance at January 3, 2010	1,937,440	$1.72
Options forfeited or expired	(7,440)	$5.93
Options exercised	(1,267,248)	$1.55
Outstanding balance at January 2, 2011	662,752	$2.00
Options granted under the 2010 Equity Incentive Plan	922,000	$2.87
Options forfeited or expired	(89,732)	$2.70
Options exercised	(292,194)	$1.07

Outstanding balance at January 1, 2012	1,202,826	$2.82	$522	4.1

Exercisable balance at January 1, 2012	361,994	$2.77	$73	2.8

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

	Period ended January 1, 2012	Period ended January 3, 2010
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	92.6%	89.5%
Risk-free interest rate	0.67%	1.86%
Expected option life in years	4.2	4.0

Weighted-average stock option fair value per option granted	$1.08	$0.64

There were no options granted during the period ended January 2, 2011.

During the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $271, $249 and  $531, respectively.

During the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, 227,632, 353,334 and 410,005 options vested, respectively. As at January 1, 2012, compensation expense of $859 related to non-vested stock options has not been recognized. This cost is expected to be recognized over a weighted average period of 3.2 years.

The following table presents information about stock options outstanding as of January 1, 2012:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

56,465	$0.70	56,465	$0.70
96,397	$1.00	68,065	$1.00
20,000	$1.17	20,000	$1.17
24,364	$1.64	24,364	$1.64
375,000	$2.38	87,500	$2.38
40,000	$3.11	40,000	$3.11
547,000	$3.20	22,000	$3.20
3,000	$3.75	3,000	$3.75
30,000	$4.00	30,000	$4.00
3,120	$15.00	3,120	$15.00
3,120	$25.00	3,120	$25.00
4,360	$40.00	4,360	$40.00

1,202,826	$2.82	361,994	$2.77

Deferred Share Units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. There were no units granted during the periods ended January 1, 2012, January 2, 2011 and January 3, 2010. During the period ended January 2, 2011, 202,425 deferred share units previously granted to the chief executive officer of the Company were cancelled. In the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, cash payments of $128, $192 and $27, respectively, were made for 46,688, 86,553 and 46,688 deferred share units, respectively.

At January 1, 2012, January 2, 2011 and January 3, 2010, nil, 46,688 and 335,666 deferred share units were outstanding, respectively.

Deferred Share Unit compensation recovery for the period ended January 1, 2012 was $21, and Deferred Share Unit compensation expense for the periods ended January 2, 2011 and January 3, 2010 were $712 and $51, respectively, reflecting mark-to-market adjustments. There will be no further Deferred Share Unit compensation expenses or recoveries since there are no deferred share units outstanding.

7.	Restructuring charges

Fiscal 2011 charges:

During the first quarter of 2011 the Company began executing its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $364, consisting of severance costs of $205 at the Mexico facility and $159 at the Markham facility. The Company reduced staff levels by approximately 120 full-time equivalents (“FTEs”) in Mexico and 40 FTEs in Canada. In the second quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $1,743, consisting of severance costs of $408 at the Mexico facility, $427 at the Markham facility and $908 in the Corporate office. Staff levels were reduced by approximately 120 FTEs in Mexico and 70 FTEs in Canada. In the third quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $686, consisting of severance costs of $186 at the San Jose and ZF Array Technologies (“ZF Array”) facilities reflecting the integration of the two businesses, $24 at the Mexico facility, $207 at the Markham facility and $269 in the Corporate office. Staff levels were reduced by approximately an additional 13 FTEs in the United States, 1 FTE in Mexico and 40 FTEs in Canada. In the fourth quarter of 2011, severance expense of $82 at the San Jose and ZF Array facilities, and of $33 at the Mexico facility, was reversed as the Company delayed its integration process.

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2011 Plan:

Severance
2011 Plan
Balance as at January 2, 2011	$—
Charges	2,678
Payments	(1,763)

Balance as at January 1, 2012	$915

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $104 in the United States and $811 in Canada that are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

Fiscal 2009 charges and recoveries:

In 2009, the Company reduced staff levels in response to expected lower revenues resulting from the global economic recession (the “2009 Plan”).  In the first quarter of 2009, the Company recorded restructuring charges of $815, consisting of severance charges of $445 in the Mexican facility, $337 in the Canadian facility, and $33 in the U.S. facilities, reflecting a reduction of staff levels by approximately 160. In the second quarter of 2009, the Company recorded a restructuring recovery of $32 consisting of a recovery of severances.

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2009 Plan:

Severance
2009 Plan
Charges	$815
Recoveries	(32)
Payments	(783)

Balance as at January 3, 2010 and January 2, 2011	$—

8.	Loss on extinguishment of debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011 (note 4), the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $300.

9.	Derivative Financial Instruments

During the period ended January 1, 2012, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the fourth quarter of fiscal 2011 and the first four months of fiscal 2012, and Mexican peso denominated payroll, rent and utility cash flows in the first seven months of 2012. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at January 1, 2012:

Currency	Buy/Sell	Foreign Currency Amount		Notional Contract Value in USD
Canadian Dollar	Buy	CAD	7,256	$6,944
Mexican Peso	Buy	MXN	100,891	$7,450

The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on January 1, 2012 was $43 which was included in loss on derivative financial instruments in the statement of operations and comprehensive income. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820). The realized gain on these contracts was $109, and is included as a component of cost of goods sold, in the consolidated statement of operations.

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at January 1, 2012:

Prepaid Expenses	$190
Accrued Liabilities	(233)

Net unrealized loss on derivative financial instruments	$(43)

There were no derivative instruments outstanding at January 2, 2011 or January 3, 2010.

10.	Income taxes

The Company recorded the following income tax expense (recovery) from continuing operations for the periods noted:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Current:
Federal/State	$484	$50	$(633)
Foreign	99	494	135

	583	544	(498)
Deferred:
Federal	—	(2,786)	—
Foreign	222	(247)	189

	222	(3,033)	189

Income tax expense (recovery)	$805	$(2,489)	$(309)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Federal income tax	$684	$3,451	$717
State income tax expense, net of federal tax benefit	279	335	41
Change in enacted income tax rates	3,051	(19)	1,911
Loss (income) of foreign subsidiaries taxed at different rates	1,160	(847)	(901)
Change in valuation allowance	(11,822)	(6,702)	(1,795)
Additional (release of) income tax exposures, net of alternative minimum taxes	(45)	28	(69)
Deemed income inclusion of foreign subsidiary	4,536	—	—
Permanent and other differences	2,962	1,265	(213)

Income tax expense (recovery)	$805	$(2,489)	$(309)

Earnings (loss) before income taxes and discontinued operations consisted of the following for the periods noted:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
U.S.	$9,116	$7,342	$1,065
Non U.S.	(7,161)	2,519	983

	$1,955	$9,861	$2,048

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 1, 2012	January 2, 2011
Deferred income tax assets:
Net operating loss carryforwards	$28,447	$37,602
Capital loss carryforwards	2,106	2,106
AMT credit carryforwards	—	548
Property, plant and equipment and other assets	3,678	5,348
Reserves, allowances and accruals	880	1,450

	35,111	47,054
Valuation allowance	(31,911)	(43,731)

Net deferred income tax assets	$3,200	$3,323

At January 1, 2012, the Company had total net operating loss (“NOL”) carry forwards of $105, 708, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

At January 1, 2012 and January 2, 2011, the Company had gross unrecognized tax benefits of $274 and $330, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to the settlement of the prior year uncertain tax positions offset by additional uncertain tax positions related to withholding tax. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2011 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2011 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $48 and $225 accrued for interest and penalties as of January 1, 2012 and January 2, 2011, respectively. The decrease is due to the reversal of prior year interest on uncertain tax positions settled during the period.

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 2, 2011	$330

Current year additions	274
Reductions related to settlements	(330)
Balance as at January 1, 2012	$274

Deferred income taxes have not been provided on $10,794 of undistributed earnings of foreign subsidiaries. These earnings have been indefinitely reinvested and the Company currently does not plan to initiate any action that would precipitate payment of income taxes thereon. The amount of unrecognized deferred tax liabilities related to these earnings is $3,778.

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

Period ended January 3, 2010

Discontinued Operations Before Disposal:
Revenue	$6,957

Loss from discontinued operations before disposal, net of taxes	$(3,573)

Disposal:
Loss on disposal, net of taxes	(2,379)

Loss from discontinued operations, net of taxes	$(5,952)

There were no revenues or losses from discontinued operations in the periods ended January 2, 2011 and January 1, 2012.

The loss on disposal recorded in the period ended January 3, 2010 consisted largely of the settlement under the lease termination agreement, severance costs and other contracted facility exit costs, offset by a gain on disposal of plant equipment.

The following is a summary of the loss on disposal recorded in the period ended January 3, 2010:

Severance	$742
Lease obligations	1,518
Other facility exit costs	343
Gain on disposal of plant and equipment	(224)

Total	$2,379

The following table details the change in the discontinued operations accrual for the period ended January 1, 2012:

	Severance	Lease Obligations	Other Facility Exit Costs	Total

Accruals related to discontinued operations	$742	$2,296	$343	$3,381
Cash payments	(517)	(1,709)	(271)	(2,497)
Accrual balance as at January 3, 2010	$225	$587	$72	$884
Cash payments	(225)	(587)	(72)	(884)
Accrual balance as at January 2, 2011 and January 1, 2012	$—	$—	$—	$—

12.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for:

(Number of common shares)	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Basic weighted average shares outstanding	16,136,114	15,072,425	14,646,333
Dilutive stock options (a)	105,896	546,818	—

Diluted weighted average shares outstanding	16,242,010	15,619,243	14,646,333

(a)
Dilutive stock options were determined by using the treasury stock method. For the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, the average share prices used were $2.38, $2.91, and $0.70 per share, respectively.

During the periods ended January 1, 2012, January 2, 2011 and January 3, 2010, the calculations of diluted weighted average shares outstanding did not include 263,150,  231,173 and 1,937,440 options, respectively, as the effect would have been anti-dilutive.

 13.           Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. As at July 5, 2009, the Boston facility was classified as a discontinued operation and its results of operations have been excluded from the U.S. segment for all periods reported. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, loss on derivative financial instruments, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. In previous periods, the segment measure of profitability previously reported on was adjusted EBITA (earnings before restructuring charges, loss on extinguishment of debt, interest, taxes and amortization). The measure was changed in the third quarter of 2011 to provide a more cash-flow based measure of performance that the chief operating decision makers use in evaluating the business. Information for prior periods has been restated to reflect the updated measure. Information about the operating segments is as follows:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Revenues
Mexico	$129.677	$127,318	$71,697
Canada	36,582	56,492	49,854
US	24,248	21,784	13,881
Asia	37,988	62,417	47,401

Total	$228,495	$268,011	$182,833

Intersegment revenue
Mexico	$(2,862)	$(2,182)	$(2,398)
Canada	(4,998)	(3,182)	(910)
US	(95)	(67)	(16)
Asia	(189)	—	—

Total	$(8,144)	$(5,431)	$(3,324)

Net external revenue
Mexico	$126,815	$125,136	$69,299
Canada	31,584	53,310	48,944
US	24,153	21,717	13,865
Asia	37,799	62,417	47,392

Total	$220,351	$262,580	$179,509

Adjusted EBITDA
Mexico	$11,169	$11,191	$8,039
Canada	(3,880)	338	(1,320)
US	286	1,565	(334)
Asia	1,707	1,013	1,283

Total	$9,282	$14,107	$7,668

A reconciliation of adjusted EBITDA to net earnings is as follows:

Adjusted EBITDA	$9,282	$14,107	$7,668
Interest	1,468	1,697	1,960
Income tax expense (recovery)	805	(2489)	(309)
Depreciation	2,794	2,551	2,861
Restructuring charges	2,678	—	783
Loss on extinguishment of debt	300	—	—
Acquisition expenses	87	—	—

Net earnings	$1,150	$12,350	$2,357

Capital expenditures:

The following table contains capital expenditures for:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
Mexico	$2,289	$215	$653
Canada	1,576	166	334
US	166	1,045	26
Asia	9	784	29

Total	$4,040	$2,210	$1,042

Assets:

	January 1, 2012	January 2, 2011
Long-lived assets (a)
Mexico	$10,170	$9,793
Canada	2,686	1,614
US	1,868	1,766
Asia	631	718

Total	$15,355	$13,891

Total assets
Mexico	$65,828	$61,199
Canada	18,018	21,951
US	24,984	3,562
Asia	5,466	11,715

Total	$114,296	$98,427

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Period ended January 1, 2012	Period ended January 2, 2011	Period ended January 3, 2010
US	$131,739	$157,746	$71,725
Canada	70,846	69,770	74,590
Europe	14,249	21,182	627
Asia	3,486	13,869	32,548
Mexico	32	13	19

Total	$220,351	$262,580	$179,509

Significant customers and concentration of credit risk

Sales of the Company’s products are concentrated among specific customers in the same industry. The Company requires collateral only from new customers with insufficient credit until such time as credit insurance can be obtained. The Company is subject to concentrations of credit risk in trade receivables and mitigates this risk through ongoing credit evaluation of customers and the carriage of credit insurance. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

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

During the period ended January 1, 2012, three customers individually comprised 22%, 11% and 10% of revenue from continuing operations across all geographic segments. At January 1, 2012, these customers represented 22%, 4% and 11% of the Company’s trade accounts receivable.

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

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2012	$1065
2013	935
2014	708
2015	470
2016	484

Total	$3,662

Operating lease expense for the periods ended January 1, 2012, January 2, 2011 and January 3, 2010 was $1,318, $1,140 and $1,124, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 1, 2012 consist of insurance installments of $164 to be paid during calendar year 2012, and machinery and equipment of $886.  As at January 2, 2011, purchase obligations not recorded on the balance sheet consist of insurance installments of $160 that were paid during calendar year 2011, and commitments for machinery and equipment of $998.

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

15.	Business combination

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

Acquisition related expenses for the period ended January 1, 2012 were $87 on the consolidated statement of operations.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon fair values as of August 31, 2011 are set out below:

Current assets (inclusive of cash acquired of $967)	$12,196
Noncurrent assets	245
Total liabilities assumed	(6,019)
Total identifiable net assets	$6,422

Current assets included trade receivable balances with a fair value of $3,899, the entirety of which was subsequently collected.

Gain on purchase of $22 was recorded against Selling, General and Administrative expenses for the period ended January 1, 2012.

The amount of ZF Array’s revenue and net income included in the Company’s consolidated statements of operations for the period ended January 1, 2012, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of January 4, 2010, are set forth below:

	Revenue	Net Income
Actual from September 1, 2011 to January 1, 2012	$9,703	$709

	Period ended
SSupplemental unaudited pro forma information	January 1, 2012	January 2, 2011
Total revenue	$239,804	$290,580
Net income	2,826	13,181

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.