Form 10-K/A
period 2012-01-01
SMTC CORP
filed 2012-04-30
CIK 1108320

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

As of April 30, 2012, SMTC Corporation had 15,836,575 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $.01 per share, outstanding. As of April 30, 2012, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 463,998 exchangeable shares outstanding, excluding 7,484,312 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC Corporation

Amendment No.1 to
2011 Annual Report on Form 10-K/A

Page
PART III

Item 10. Directors, Executive Officers and Corporate Governance	5

Item 11. Executive Compensation	8

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

Item 13. Certain Relationships and Related Transactions, and Director Independence	17

Item 14. Principal Accountant Fees and Services	18

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of SMTC Corporation (“SMTC”, the “Company”, “we” or “us”) for the fiscal year ended January 1, 2012 as filed with the SEC on March 8, 2012 (the “2011 Annual Report”), is being filed to include the information required in Part III (Items 10, 11, 12, 13 and 14) of the 2011 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report, other than the filing of new Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 8, 2012, the filing date of the 2011 Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth our directors and executive officers, their ages as of April 30, 2012, the positions currently held by each person and their place of residence.
Name and Place of Residence	Age	Office
Alex Walker Stouffville, Ontario	46	Co-President and Co-Chief Executive Officer, Interim Chief Financial Officer and Director (1)(2)

Claude Germain Richmond Hill, Ontario	45	Co-President and Co-Chief Executive Officer (1)(2)

Paul Blom Aurora, Ontario	51	Executive Vice President, Operations

David Sandberg New York, New York	39	Director, Chair of the Board, Chair of the Nominating and Governance Committee and Chair of the Compensation and Management Development Committee (3)(4)(5)

Clarke Bailey New Rochelle, New York	57	Director and Chair of the Audit Committee (3)(4)(5)

Anton Simunovic Westport, Connecticut	46	Director (3)(4)(5)

J. Randall Waterfield New York, New York	38	Director

(1)	Also a member of the board of directors of SMTC Canada.
(2)	Also an officer of SMTC Canada.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Management Development Committee.
(5)	Member of the Audit Committee.

Alex Walker has served as director since June 2008. Prior to joining SMTC as co-President and co-Chief Executive Officer, Mr. Walker was Managing Partner of Ecosystem, an engineering design-build firm dedicated to commercial energy efficiency and green/clean power generation projects. Mr. Walker was also Managing Partner of Rouge River Capital, a merchant bank specializing in investments in manufacturing and logistics companies. Prior to Rouge River Capital, Mr. Walker served as Managing Partner of Blackmore Partners Inc., a strategy and financial advisory firm. Mr. Walker has held various senior executive roles for private and public technology and manufacturing companies, such as Cube Route Inc., Abridean Inc., Divine Inc., GNC Inc., and Guernsey Bel. Mr. Walker has served on the boards of several companies. He received an MBA from the University of Chicago and a Mechanical Engineering Degree from Queen’s University. The Board believes that Mr. Walker’s experience as a top level executive and experience serving as a director of other companies make him qualified to serve as a director.

Claude Germain serves as Co-President and Co-Chief Executive Officer.  Prior to joining the Company in March 2011, Mr. Germain was Managing Partner and Principal for Rouge River Capital Ltd., a merchant bank focused on midmarket industrial and supply chain businesses. He also serves on the board of TAL International Group, Inc. as well as several private company boards. Previously, he served as Executive Vice President and Chief Operating Officer of Schenker Canada, a leading logistics company from 2005 to 2010. Prior to joining Schenker, Mr. Germain was Chief Executive Officer and Founder of Cube Route. He was also Chief Operating Officer and Co-Founder of Grocery Gateway Inc.; President of a Texas-based third party logistics firm; and a management consultant for The Boston Consulting Group. Mr. Germain is a graduate of the Harvard Business School, where he received a Master’s of Business Administration degree. He also has a Bachelor of Science degree in engineering physics from Queens University.

Paul Blom joined the Company in March 2007 and currently serves as Executive Vice President, Operations. From 1994 to 2004 he was employed at Celestica Inc., a large Tier 1 EMS provider where he left as Senior Vice President, Global Supply Chain. Prior to joining SMTC, Paul was a member of the executive team at CFM Corporation. Paul holds a Bachelor of Science in Mechanical Engineering from the University of Toronto and a Master’s in Business Administration from the Rotman School of Business.

David Sandberg has served as director since April 2009. Mr. Sandberg is currently the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, founded in March 2003 and co-manager and co-founder of Pinnacle Fund LLP, founded in 2008. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998-2002. Mr. Sandberg serves as the Chairman of Board of Asure Software, Inc., and as a director of EDCI, Inc. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University. Red Oak Partners LLC is SMTC’s largest shareholder holding 15.5% of the shares outstanding.

Clarke Bailey joined the Board in June 2011. Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a public manufacturing company. In addition to EDCI's Board, he serves as a Director on the Boards of Iron Mountain Corp. where he has served since 1998, and is currently Chairman of the Compensation Committee, and ACT Teleconferencing, Inc., where he has served since 2005 and is currently Chairman of the Governance and Nominating Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a Director on four other public company boards, five private company Boards, and three non-profit Boards of Trustees. The Board believes that his significant experience in manufacturing, finance and M&A, and on both public and private boards will make him well qualified to serve as a director.

Anton Simunovic has served as a director since July 2010. Mr. Simunovic is the Founder and CEO of ThreeJars.com, an educational subscription based web service. Prior to ThreeJars, Mr. Simunovic was an Executive Director of 180 Connect, Inc., and a Managing Director and Chief Investment Officer of Divine, Inc., where he managed a substantial team and portfolio of venture and buyout related investments. Mr. Simunovic also led the Internet Infrastructure and Enterprise Software investing group at GE Equity. Mr. Simunovic has served on the boards of over 20 public and private companies. He holds a Bachelor of Science in Mechanical Engineering from Queen’s University and a Master’s in Business Administration from Harvard. The Board believes that Mr. Simunovic’s experience in finance and operations make him qualified to serve as a director.

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield is the Chairman of Waterfield Group, a diversified financial services holding company.  Mr. Waterfield is the Managing Director of Waterfield Asset Management, a registered investment advisor, and an owner and member of the Board of Directors of Cappello Waterfield & Co., an investment banking concern. Mr. Waterfield also currently serves on the Board of Directors of Waterfield Enterprises, LLC, TheRateReport.com, Asure Software, RF Industries, Waterfield Technologies, and the Culver Military Summer School. Previously, Mr. Waterfield was at Goldman Sachs & Co., where he worked as an institutional asset manager from 1996 through 1999, responsible for small capitalization growth portfolios.  Mr. Waterfield holds the Chartered Financial Analyst designation. The Board believes that Mr. Waterfield’s experience in finance and M&A will make him well qualified to serve as a director.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During 2011, the Board held ten (10) meetings. The Board has three standing committees: the Nominating and Governance Committee, the Audit Committee and the Compensation and Management Development Committee.

The Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors consists of David Sandberg (Chair), Clark Bailey, and Anton Simunovic. The Nominating and Governance Committee (i) identifies individuals qualified to become members of the Board, (ii) selects, or recommends that the Board select, the director nominees for the next annual meeting of Stockholders, (iii) develops and recommends to the Board a set of corporate governance principles applicable to the Company and (iv) oversees the evaluation of the Board and its dealings with management and the committees of the Board. The Nominating and Governance Committee met three (3) times in separate session during 2011. The Board approved a written charter for the Nominating and Governance Committee in April 2004, which is available on the Company’s website at www.smtc.com.

The Audit Committee

The Audit Committee, which met four (4) times in 2011, consists of Clarke Bailey (Chair), David Sandberg and Anton Simunovic. The Board has determined that Mr. Sandberg and Mr. Bailey are “audit committee financial experts” as defined by the Securities and Exchange Commission.

The Audit Committee, among other things, (i) appoints, oversees and replaces, if necessary, the Company’s independent auditor, (ii) assists the Board of Directors’ oversight and review of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s independent auditor and (iii) prepares the Audit Committee Report included in this proxy statement.

The Board adopted and approved a revised written charter for the Audit Committee in April 2004, which was attached as an annex to the Company’s proxy statement filed in connection with its 2007 annual meeting of stockholders. The Audit Committee evaluates the sufficiency of its charter on an annual basis.

The Compensation and Management Development Committee

The Compensation Committee currently consists of David Sandberg (Chair), Clarke Bailey and Anton Simunovic. The Compensation Committee met six (6) times in separate sessions in 2011. The general duties of the Compensation Committee are (i) to provide a general review of the Company’s compensation and benefit plans and (ii) to review compensation practices and policies and establish compensation for the officers of the Company.

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

Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than 10% beneficial owners, the Company has failed to meet its Section 16(a) filing requirements applicable to its Reporting Persons in a timely manner on one occasion, with respect to the filing of the permanent Co-Chief Executive Officers’ new compensation contracts and attendant stock option grants. The required filings were subsequently made as soon as the oversight was noted.

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

Item 11: Executive Compensation

SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers. Amounts are reported in US dollars; amounts paid in Canadian dollars were converted into US Dollars at the average exchange rate for the year posted at the Bank of Canada.

In the “Salary” column, we disclose the base salary paid to each of our executive officers.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 2, 2011, and for which we recognize expense ratably over the vesting period.

In the “Non-Equity Incentive Plan Compensation” column, we disclose the amount earned as a performance based bonus for that particular year.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (c)	Total ($)
Alex Walker	2011	$131,539	$340,408	$21,095	$52,728	$545,771
Co-President and Co-Chief Executive Officer	2010	$—	$—	$—	$—	$—

Claude Germain	2011	$131,539	$340,408	$21,095	$52,728	$545,771
Co-President and Co-Chief Executive Officer	2010	$—	$—	$—	$—	$—

Paul Blom	2011	$267,387	$232,500	$—	$19,634	$519,521
Executive Vice President, Operations	2010	$256,999	$—	$218,447	$18,834	$493,979

John Caldwell	2011	$132,935	$—	$—	$718,227	$851,162
Former President and Chief Executive Officer	2010	$518,411	$—	$933,140	$40,774	$1,492,326

Jane Todd	2011	$207,633	$—	$—	$78,699	$286,332
Former Senior Vice President, Finance and Chief Financial Officer	2010	$245,129	$—	$220,616	$19,804	$485,550

Steve Hoffrogge	2011	$101,137	$—	$—	$188,896	$290,033
Former Senior Vice President, Business Development	2010	$266,487	$—	$239,838	$18,834	$525,158

(a)
The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC 718 during fiscal 2011 and 2010 for the following option awards. The fair values of these option awards were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.

(i)
Mr. Walker was granted 11,000 stock options for Common Stock on August 12, 2011 with a Black-Scholes fair value of $0.70 per share and an exercise price of $3.20 per share. These shares vested immediately.  In accordance with ASC 718, we record expense for this grant immediately. Mr. Walker was granted 262,500 stock options for Common Stock on September 21, 2011 with a Black-Scholes fair value of $0.85 and an exercise price of $3.20 per share. One twelfth of the options will vest on September 21, 2012. On each subsequent quarter, an additional twelfth will vest, such that all of the options will be fully vested on June 21, 2015.  In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period. Mr. Walker was granted 87,500 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.259 per share and an exercise price of $2.38 per share. 36,458 of the options vested on November 24, 2011, 7,292 options will vest on December 24, 2011, 21,875 options will vest on March 24, 2012, and 21,875 options will vest on June 24, 2012. In accordance with ASC 718, we record expense for this grant ratably over the six-month vesting period.

(ii)
Mr. Germain was granted 11,000 stock options for Common Stock on August 12, 2011 with a Black-Scholes fair value of $0.70 per share and an exercise price of $3.20 per share. These shares vested immediately.  In accordance with ASC 718, we record expense for this grant immediately. Mr. Germain was granted 262,500 stock options for Common Stock on September 21, 2011 with a Black-Scholes fair value of $0.85 and an exercise price of $3.20 per share. One twelfth of the options will vest on September 21, 2012. On each subsequent quarter, an additional twelfth will vest, such that all of the options will be fully vested on June 21, 2015.  In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period. Mr. Germain was granted 87,500 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.259 per share and an exercise price of $2.38 per share. 36,458 of the options vested on November 24, 2011, 7,292 options will vest on December 24, 2011, 21,875 options will vest on March 24, 2012, and 21,875 options will vest on June 24, 2012. In accordance with ASC 718, we record expense for this grant ratably over the six-month vesting period.

(iii)
Mr. Blom was granted 150,000 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.55 per share and an exercise price of $2.38 per share, the closing price of the Company’s Common Stock on the date of grant. These shares vest in four equal, annual installments, beginning on the first anniversary of the date of grant. In accordance with ASC 718, we record expense for this grant ratably over the four-year vesting period.

(b)
The amounts disclosed in this column for fiscal 2010 represent performance bonuses earned in the fiscal year; amounts were paid in the subsequent fiscal year. Amounts disclosed for fiscal 2011 represent performance bonuses paid during fiscal 2011 in accordance with Mr. Walker and Mr. Germain’s compensation arrangements during their time as Interim Co-Chief Executive Officers.

(c)	The amount shown as “All Other Compensation” represents the sum of the following:
(i)	Mr. Walker was paid consulting fees for his service as Interim Co-Chief Executive Officer for the period from March 31, 2011 to June 20, 2011.
(ii)	Mr. Germain was paid consulting fees for his service as Interim Co-Chief Executive Officer for the period from March 31, 2011 to June 20, 2011.
(iii)
Mr. Blom’s employment agreement provides for the following perquisites: in 2011, car allowance of $14,575 and medical benefits valued at $5,059; in 2010, car allowance of $13,980 and medical benefits valued at $4,854

(iv)
Mr. Caldwell was paid a retention incentive of $708,000. Mr. Caldwell’s employment agreement provides for the following perquisites: in 2011, car allowance of $8,962 and medical benefits valued at $1,265;  in 2010, car allowance of $34,949, professional dues valued at $971 and medical benefits valued at $4,854.

(v)
Ms. Todd was paid severance of $60,485 in 2011.  In addition, Ms. Todd’s employment agreement provides for the following perquisites: in 2011, car allowance of $12,184, professional dues of $971 and medical benefits valued at $5,059; in 2010, car allowance of $13,980, professional dues of $971 and medical benefits valued at $4,854

(vi)
Mr. Hoffrogge was paid severance of $169,262 in 2011. Mr. Hoffrogge’s employment agreement provides for the following perquisites: in 2011, car allowance of $14,400 and medical benefits valued at $5,059; in 2010, car allowance of $13,980 and medical benefits valued at $4,854.

EMPLOYMENT AGREEMENTS

On September 14, 2011, SMTC Canada entered into an employment agreement with Mr. Walker. Under the terms of the agreement, Mr. Walker is entitled to an annual base salary of CDN$260,000, which may be increased by the Board of Directors of SMTC. Mr. Walker is also entitled to receive a short term bonus with a target of 90% of his base salary if certain financial and individual performance targets to be determined by the Board are met, as well as health, dental and disability benefits. In the event that Mr. Walker is terminated without cause, he is entitled to, at the Company’s option, either a lump sum payment, less applicable statutory deductions, equivalent to six months of the base salary, or salary continuance and health care coverage of six months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for six months from the date of termination, and non-competition provisions for twelve months from date of termination. Mr. Walker is also required to purchase and hold common stock of SMTC Corporation with current market value or cost of at least $50,000, for the duration of his employment.

On September 14, 2011, SMTC Canada entered into an employment agreement with Mr. Germain. Under the terms of the agreement, Mr. Germain is entitled to an annual base salary of CDN$260,000, which may be increased by the Board of Directors of SMTC. Mr. Germain is also entitled to receive a short term bonus with a target of 90% of his base salary if certain financial and individual performance targets to be determined by the Board are met, as well as health, dental and disability benefits. In the event that Mr. Germain is terminated without cause, he is entitled to, at the Company’s option, either a lump sum payment, less applicable statutory deductions, equivalent to six months of the base salary, or salary continuance and health care coverage of six months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for six months from the date of termination, and non-competition provisions for twelve months from date of termination. Mr. Germain is also required to purchase and hold common stock of SMTC Corporation with current market value or cost of at least $50,000, for the duration of his employment.

On March 6, 2007, SMTC Canada entered into an employment agreement with Mr. Blom. Under the terms of the agreement, Mr. Blom is entitled to an annual base salary of CDN$264,400, which may be increased by the SMTC Canada Board. Mr. Blom is also entitled to receive a short term bonus with a target of 50% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits. In the event that Mr. Blom is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement and a Deferred Share Unit agreement with Mr. Caldwell. Under the terms of the agreements, Mr. Caldwell was entitled to an annual base salary of CDN$534,000, which may be increased by the SMTC Canada Board. Mr. Caldwell was also entitled to receive a short term bonus with a target of 100% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board were met, a car allowance and certain other standard benefits. In the event that Mr. Caldwell is terminated without cause or, following a change of control, is terminated without cause or constructively discharged, he is entitled to a lump sum payment of two years base salary and two times annual target bonus equal to his base salary. The employment agreement provided for customary non-competition and non-solicitation provisions which continued during the term of the agreement and for two years from the date of termination. Pursuant to the Deferred Share Unit agreement referred to above and a Deferred Share Unit agreement dated February 7, 2005, within 60 days following the termination of his employment (or within 10 days following a change of control), Mr. Caldwell will be entitled to a payment in respect of the units granted thereunder, based upon the fair market value of the Company’s common stock.

On November 10, 2010, the Company and Mr. Caldwell amended the employment agreement. Under the terms of the amendment, Mr. Caldwell’s employment and duties were to continue until March 31, 2011. Mr. Caldwell was not entitled to participate in the 2011 short term incentive plan. All Deferred Share Units previously awarded to Mr. Caldwell were surrendered and cancelled. However, Mr. Caldwell was granted a US $708,000 retention incentive, which was paid on March 31, 2011. Furthermore, all outstanding unvested stock options automatically vested on March 31, 2011. Mr. Caldwell has one year from the date of termination of employment to exercise all unexercised vested options.

On March 30, 2007, SMTC Canada entered into an employment agreement with Ms. Todd. Under the terms of the agreement, Ms. Todd was entitled to an annual base salary of CDN$252,500, which may be increased by the SMTC Canada Board. Ms. Todd was also entitled to receive a short term bonus with a target of 50% of her base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board were met, as well as a car allowance and certain other standard benefits. In the event that Ms. Todd is terminated without cause, she is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provided for customary non-solicitation provisions which continued during the term of the agreement and for eighteen months from the date of termination.

On March 30, 2007, SMTC Canada entered into an employment agreement with Mr. Hoffrogge. Under the terms of the agreement, Mr. Hoffrogge was entitled to an annual base salary of CDN$274,500, which may be increased by the SMTC Canada Board. Mr. Hoffrogge was also entitled to receive a short term bonus with a target of 50% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board were met, as well as a car allowance and certain other standard benefits. In the event that Mr. Hoffrogge is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provided for customary non-solicitation provisions which continued during the term of the agreement and for twelve months from the date of termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and equity incentive plan awards for each executive officer outstanding as of the end of fiscal 2011. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

	Option Awards
	Equity Incentive Plan Awards:						Stock Awards (a)
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex Walker	11,000	(b)			$3.20	8/12/2016	—	—	—	—
			262,500	(c)	$3.20	9/21/2016	—	—	—	—
	43,750		43,750	(d)	$2.38	11/24/2016	—	—	—	—
Claude Germain	11,000	(b)			$3.20	8/12/2016	—	—	—	—
			262,500	(c)	$3.20	9/21/2016	—	—	—	—
	43,750		43,750	(d)	$2.38	11/24/2016	—	—	—	—
Paul Blom	40,000				$3.11	3/16/2012	—	—	—	—
	16,666			(e)	$1.64	11/14/2012	—	—	—	—
	16,667			(e)	$0.70	11/10/2013	—	—	—	—
	23,064		16,666	(e)	$1.00	11/10/2014	—	—	—	—
			150,000	(f)	$2.38	11/24/2016	—	—	—	—
John Caldwell	3,000		—		$3.75	5/6/2013	—	—	—	—
Jane Todd	7,698			(e)	$1.64	11/14/2012	—	—	—	—
	16,666			(e)	$0.70	11/10/2013	—	—	—	—
	16,667			(e)	$1.00	11/10/2014	—	—	—	—
Steve Hoffrogge	30,000		—		$4.00	3/12/2014	—	—	—	—
	16,666			(e)	$0.70	11/10/2013	—	—	—	—
	16,667			(e)	$1.00	11/10/2014	—	—	—	—

(a)	The Company has no outstanding stock awards.
(b)	These options vested immediately.
(c)	One twelfth of the options will vest on September 21, 2012. On each subsequent quarter an additional twelfth will vest, such that all of the options will be fully vested on June 21, 2015.
(d)	36,458 of the options vested on November 24, 2011, 7,292 options will vest on December 24, 2011, 21,875 options will vest on March 24, 2012, and 21,875 options will vest on June 24, 2012.
(e)	The shares underlying this award vest in three equal, annual installments, beginning on the first anniversary of the date of grant.
(f)	The shares underlying this award vest in four equal, annual installments, beginning on the first anniversary of the date of grant.

POST-TERMINATION COMPENSATION AND CHANGE OF CONTROL PAYMENTS

Mr. Walker and Mr. Germain’s employments are governed by employment agreements dated September 14, 2011. Mr. Caldwell’s employment was governed by an employment agreement dated February 7, 2005, until that employment agreement was superseded by an employment agreement dated August 15, 2006. With respect to the other executive officers prior to fiscal year 2007, the terms of employment regarding compensation and termination benefits were governed by terms outlined in individual offers of employment. In March of 2007, we amended the employment agreement with Mr. Caldwell, and the employment arrangements for Mr. Blom, Mr. Hoffrogge and Ms. Todd were formalized into employment agreements that mirrored the provisions outlined in each original offer letter. There are no changes between Mr. Caldwell’s prior agreement and the offer letters that had been in place with Mr. Hoffrogge and Ms. Todd as compared to the new employment agreements with respect to any of the termination provisions detailed in this section.

Termination Without Cause

The executive officers have employment agreements with the Company that provide compensation upon termination for other than cause.

Under the agreements, the Company provides its executive officers, except for the Chief Executive Officers, with benefits equal to:

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

The Chief Executive Officers’ employment agreements also provide compensation upon termination for other than cause. Under this agreement, the Company provides the Chief Executive Officer a lump sum payment, less applicable statutory deductions, equivalent to six months of the aggregate base salary, and any short term bonus that the executive qualifies for.

In the event that an executive officer is terminated without cause and is the recipient of the compensation described above, the executive officer must adhere to certain non-solicitation and confidentiality covenants in his or her respective employment agreement in order to receive such compensation during the severance period. Specifically, such executive officer cannot solicit any of the Company’s customers or employees for a period of six (6) months, and he or she cannot disclose or make use of any of the Company’s confidential information in the same manner that was agreed to in the employment agreement. If the executive officer violates any of these covenants during the salary continuation period, all salary continuation payments and any rights to such will be terminated.

Termination in the Event of a Change of Control

The Company does not have a change of control provision in the employment agreements of any of its current officers, other than for the accelerated vesting of stock options as described below.

Accelerated Vesting of Stock Options in the Event of a Change of Control

The 2010 Plan contains provisions to protect the executive officers in the event of a change of control, defined in the 2010 Plan as a “covered transaction.”

In the 2010 Plan, a covered transaction is defined as any of:

(i)
a consolidation, merger, or similar transaction or series of related transactions, including a sale or other disposition of stock, in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert,

(ii)	a sale or transfer of all or substantially all of the company’s assets,

(iii)	a dissolution or liquidation of the Company. Or

(iv)
a change in the composition of the Board such that the members of the Board at the beginning of any consecutive 24-calendar-month period (the “Incumbent Directors”) cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any director whose election, or nomination for election by the Company’s shareholders, was approved or ratified by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 24-calendar-month period, shall be deemed to be an Incumbent Director.

For executives other than the Chief Executive Officers, in the event of a covered transaction:

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

For Mr. Walker and Mr. Germain’s option awards, acceleration of vesting will be for at least 50% of the entire original option grant (or the remaining unvested portion if less) if a change of control occurs.

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

COMPENSATION OF DIRECTORS
In November 2008, the Board approved a revised compensation plan effective January 1st, 2009 for independent directors (the “2009 Compensation Plan”). Pursuant to the 2009 Compensation Plan, independent directors will earn a retainer of CDN $50,000 per year for serving on our Board. The Chairman of the Board will earn an additional retainer of CDN $15,000, the Chairman of the Audit Committee will earn an additional retainer of CDN $6,000 and the Chairman of all other committees will earn an additional retainer of CDN$3,000. Board fees will be reduced on a prorated basis for non-attendance. In November 2011, the compensation plan was amended such that fees paid to directors residing in the United States would be converted to U.S. dollars at par. The Members of the Board are also required over a five year period to own shares valued at CDN $100,000.

We pay no additional remuneration to our employees for serving as directors or on committees. Fees paid to Claude Germain and Alex Walker were earned prior to their appointments as permanent Co-Chief Executive Officers of the Company. The following table outlines the compensation to the Board of Directors for the period ended January 1, 2012:

Name	Fees Earned or Paid in Cash ($)

Clarke Bailey	$32,385
Claude Germain	$16,497
John Marinucci (1)	$32,925
Wayne McLeod (2)	$15,354
David Sandberg	$69,392
Anton Simunovic	$50,710
Alex Walker	$42,272

(1)	John Marinucci resigned from the Board on June 8, 2011 and did not stand for re-election at the 2011 annual meeting of stockholders.

(2)	Wayne McLeod resigned from the Board on March 31, 2011.

Directors Clarke Bailey, John Marinucci, David Sandberg, Anton Simunovic, Alex Walker and Claude Germain received additional fees for their involvement in various ad hoc committees during 2011. Those amounts are included within the Fees Earned or Paid in Cash column.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2012, information regarding beneficial ownership. The table sets forth the number of shares beneficially owned and the percentage ownership for:

•	each person who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;

•	each current executive officer named in our summary compensation table and each current director; and

•	all executive officers and current directors as a group.

As of April 30, 2012, our outstanding equity securities (including exchangeable shares of our subsidiary, SMTC Canada, other than holdings of SMTC Nova Scotia Company, a subsidiary of SMTC Canada) consisted of 16,300,574 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each Stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 30, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named Stockholder is a direct or indirect beneficial owner.

	Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC (1)	2,488,792	—	2,488,792	15.0%
654 Broadway, Suite 5 New York, New York, 10012

Directors and Executive Officers:
Clarke Bailey	45,000	—	45,000	0.3%
Paul Blom	10,000	56,397	66,397	0.4%
Claude Germain	35,200	98,500	133,700	0.8%
David Sandberg (1)	2,488,792	—	2,488,792	15.3%
Anton Simunovic	—	—	—
Alex Walker	31,300	98,500	133,700	0.8%
J. Randall Waterfield	154,588	—	154,588	0.9%

All Directors and Executive Officers as a group (7 persons)	2,764,880	253,397	3,018,277	18.2%

*
The number of shares of Common Stock deemed outstanding on April 30, 2012 with respect to a person or group includes (a) 16,300,574 shares outstanding on such date (including shares of Common Stock issuable upon exchange of exchangeable shares of our subsidiary, SMTC Canada, other than exchangeable shares held by SMTC Nova Scotia Company, a subsidiary of SMTC Canada) and (b) all options that are currently exercisable or will be exercisable within 60 days of April 30, 2012 by the person or group in question.

Equity Compensation Plan Information

The Stockholders voted to adopt the SMTC Corporation 2010 Incentive Plan (the “Incentive Plan”) at the annual general meeting held in 2010. At that time 350,000 options were authorized to be available for distribution under the Plan.

The purpose of the Incentive Plan is to advance our interests and those of affiliated entities by providing for the grant to participants of stock-based and other incentive awards, all as more fully described in the Incentive Plan document filed with the SEC. The Incentive Plan replaced the Amended SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), under which no additional awards may be granted after its expiration in July, 2010. The Incentive Plan became effective July 28, 2010. No Incentive Plan awards may be granted after the day immediately preceding the 10th anniversary of the Effective Date, but previously granted awards may continue in accordance with their terms. An aggregate maximum of 350,000 shares of common stock may currently be delivered in satisfaction of awards, and the maximum number of shares of common stock for which specific types of awards may be granted to any person in any calendar year is currently 350,000. In the event of a stock dividend, stock split or combination of shares, including a reverse stock split, recapitalization or other change in our capital structure, the Administrator will make appropriate adjustments to the limits described above and to the number and kind of shares of stock or securities subject to awards, any exercise prices relating to awards and any other provisions of awards affected by the change. The Administrator may also make similar adjustments to take into account other distributions to stockholders or any other event, if the Administrator determines that adjustments are appropriate to avoid distortion in the operation of the Incentive Plan and to preserve the value of awards.

The following table gives information as of April 4, 2012 about our common stock that may be issued upon the exercise of options, warrants and rights under (i) the 2000 Plan, which was adopted by the Board of Directors and the stockholders of the Company in July of 2000, amended by the Board of Directors and the stockholders of the Company in April 2004 and May 2004, respectively and amended further by such parties in March 2007 and May 2007, respectively, and (ii) the 2010 Plan, which was adopted by the Board of Directors and the stockholders of the Company in July of 2010.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (1)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:	1,108,027	$2.89	98,000

Note:

(1)	No additional awards may be granted under the Amended 2000 Plan.

The Board of Directors has approved an increase in the number of options available under the Plan of 750,000 shares, which will be presented for shareholder ratification at the 2012 Annual Meeting of Stockholders.

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

DIRECTOR INDEPENDENCE

The Board has determined that each of David Sandberg, Clarke Bailey, Anton Simunovic and J. Randall Waterfield is an “independent director” as defined in the rules of the NASDAQ Global Market (“NASDAQ Rules”).

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

Item 14: Principal Accountant Fees and Services

KPMG LLP acted as independent auditors for the Company for the period ended January 1, 2011.

Fees to the Company for professional services rendered by KPMG during 2010 and 2011 were as follows: Audit Fees: U.S.$363,000 for 2010 and U.S.$ 446,000 for 2011; Tax Fees: U.S.$190,000 for 2010 and U.S.$137,000 for 2011, which were in connection with tax compliance and advisory matters; and All Other Fees: nil for 2010 and 2011. In 2010 and 2011 KPMG was also engaged to provide transfer pricing services, which are included in the tax fees. Audit fees in 2011 included additional costs related to the acquisition of a subsidiary.

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

SMTC CORPORATION

By:	/s/ ALEX WALKER
Alex Walker President and Chief Executive Officer

By:	/s/ CLAUDE GERMAIN
Claude Germain President and Chief Executive Officer

Date: April 30, 2012