Form 10-Q
period 2012-04-01
SMTC CORP
filed 2012-05-10
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of April 18, 2012, SMTC Corporation had 15,836,575 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding. As of April 18, 2012, SMTC Corporation’s subsidiary, SMTC Manufacturing Corporation of Canada, had 463,998 exchangeable shares outstanding, excluding 7,484,312 exchangeable shares owned by the Company’s wholly-owned subsidiary, SMTC Nova Scotia Company, each of which is exchangeable for one share of common stock of SMTC Corporation.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	April 1, 2012	January 1, 2012
Assets
Current assets:
Cash	$2,117	$2,635
Accounts receivable—net (note 3)	42,466	37,904
Inventories (note 3)	54,958	52,648
Prepaid expenses	2,472	1,638
Current portion of deferred income taxes	278	278
	102,291	95,103
Property, plant and equipment—net (note 3)	16,702	15,355
Deferred financing costs—net (note 3)	812	916
Deferred income taxes (note 6)	2,968	2,922
	$122,773	$114,296

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,337	$46,352
Accrued liabilities (note 3)	9,277	10,164
Income taxes payable	48	367
Current portion of long-term debt (note 4)	3,705	4,014
Current portion of capital lease obligations	1,305	1,449
	56,672	62,346
Long-term debt (note 4)	26,443	15,233
Capital lease obligations	2,362	2,150
Contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	4,866	5,631
Additional paid-in capital	258,642	257,583
Deficit	(226,212)	(228,647)
	37,296	34,567
	$122,773	$114,296

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)

	Three months ended
	April 1, 2012	April 3, 2011
Revenue	$72,457	$56,323
Cost of sales (note 11)	64,932	51,209
Gross profit	7,525	5,114
Selling, general and administrative expenses	3,969	3,513
Restructuring charges (note 9)	451	364
Operating earnings	3,105	1,237
Interest expense (note 3)	463	286
Earnings before income taxes	2,642	951
Income tax expense (recovery) (note 6)
Current	253	227
Deferred	(46)	(21)
	207	206
Net earnings, also being comprehensive income	2,435	$745

Earnings per share of common stock:
Basic
Basic	$0.15	$0.05
Diluted	$0.15	$0.05
Weighted average number of shares outstanding (note 7)
Basic	16,228,666	15,955,281
Diluted	16,350,977	16,289,750

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Three months ended April 1, 2012 and April 3, 2011
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	101	—	101
Conversion of shares from exchangeable to common stock	(766)	766	—	—
Exercise of stock options	1	192	—	193
Net income	—	—	2,435	2,435
Balance, April 1, 2012	$4,866	$258,642	$(226,212)	$37,296

Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	76	—	76
Conversion of shares from exchangeable to common stock	(48)	48	—	—
Exercise of stock options	3	260	—	263
Net income	—	—	745	745
Balance, April 3, 2011	$5,858	$257,107	$(229,052	$33,913

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended
	April 1, 2012	April 3, 2011
Cash provided by (used in):
Operations:
Net earnings	$2,435	$745
Items not involving cash:
Depreciation	752	663
Unrealized gain on derivative financial instrument (note 11)	(462)	—
Deferred income taxes	(46)	(21)
Non-cash interest	104	56
Stock-based compensation	101	55
Change in non-cash operating working capital:
Accounts receivable	(4,562)	(830)
Inventories	(2,310)	(702)
Prepaid expenses	(834)	262
Income taxes payable	(319)	(24)
Accounts payable	(4,015)	(3,012)
Accrued liabilities	(425)	(3,975)
	(9,581)	(6,783)
Financing:
Increase in revolving debt	12,136	8,339
Repayment of long-term debt	(1,235)	—
Principal payment of capital lease obligations	(502)	(456)
Proceeds from sales leaseback	170	—
Proceeds from issuance of common stock	193	263
	10,762	8,146
Investing:
Purchase of property, plant and equipment	(1,699)	(119)
	(1,699)	(119)
Increase (decrease) in cash	(518)	1,244
Cash, beginning of period	2,635	933
Cash, end of the period	$2,117	$2,177

Supplemental Information
Cash interest paid	$401	$246
Cash taxes paid – net	$508	$279
Property, plant and equipment acquired through capital lease	$570	$1,466

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.         Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. The Company has a manufacturing relationship with Alco Electronics Ltd. (“Alco”), a Hong Kong-headquartered, publicly-traded company with large scale manufacturing operations in China. All facilities provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2012, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended January 1, 2012.

2.        Recent accounting pronouncements

a)
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No.2011-04, “Fair Value Measurement” (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have an impact on our consolidated financial statements.

b)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update no. 2011-05 (ASU 2011-12), which defers the effective date of ASU 2011-05 only with respect to reclassification adjustments out of accumulated other comprehensive income. ASU  2011-05 as amended by ASU 2011-12 is effective for us in our first quarter of fiscal 2012 and has been applied retrospectively. The adoption of ASU 2011-05 as amended by ASU 2011-12 did not have an impact on our consolidated financial statements.

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

Consolidated balance sheets

Accounts receivable – net:
	April 1, 2012	January 1, 2012
Accounts receivable	$42,484	$37,959
Allowance for doubtful accounts	(18)	(55)
Accounts receivable—net	$42,466	$37,904

Inventories:
	April 1, 2012	January 1, 2012
Raw materials	$35,129	$37,438
Work in process	14,693	9,716
Finished goods	3,612	4,047
Parts	1,524	1,447
Inventories	$54,958	$52,648

 Property, plant and equipment – net:
	April 1, 2012	January 1, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	37,213	35,743
Office furniture and equipment	2,450	2,417
Computer hardware and software (b)	9,852	9,365
Leasehold improvements	3,384	3,275
	64,425	62,326

Less accumulated depreciation:
Land	—	—
Buildings	(5,923)	(5,795)
Machinery and equipment (a)	(27,364)	(26,833)
Office furniture and equipment	(2,357)	(2,350)
Computer hardware and software (b)	(9,065)	(9,001)
Leasehold improvements	(3,014)	(2,992)
	(47,723)	(46,971)
Property, plant and equipment—net	$16,702	$15,355

(a)
Included within machinery and equipment were assets under capital leases with costs of $5,739 and $5,569 as at April 1, 2012 and January 1, 2012, respectively and associated accumulated depreciation of $1,249 and $1,088 as of April 1, 2012 and January 1, 2012, respectively. The related depreciation expense for the three months ended April 1, 2012 and April 3, 2011 were $160 and $215, respectively. .

(b)
Included within computer hardware and software were assets under capital leases with costs of $400 and associated accumulated depreciation of $22 as at April 1, 2012.  There were no computer hardware and software under capital leases as at January 1, 2012.  The related depreciation expense for the three months ended April 1, 2012 and April 3, 2011 were $22 and $22, respectively.

Deferred financing costs:

	April 1, 2012	January 1, 2012
Deferred financing costs	$1,356	$1,356
Accumulated amortization	(544)	(440)
	$812	$916

Accrued liabilities:
	April 1, 2012	January 1, 2012
Customer related	$1,440	$1,892
Payroll	2,670	3,169
Professional services	376	485
Vendor related	1,058	722
Interest and financing related	126	127
Restructuring (note 9)	831	915
Acquisition related	2,030	2,400
Other	746	454
Accrued liabilities	$9,277	$10,164

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended
	April 1, 2012	April 3, 2011
Long-term debt	$394	$247
Obligations under capital leases	69	39
Interest expense	$463	$286

4.        Long-term debt

	April 1, 2012	January 1, 2012
Revolving	$24,590	$12,454
Term	5,558	6,793
	30,148	19,247
Less: Current portion of long-term debt	(3,705)	(4,014)
Long-term debt	$26,443	$15,233

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

The Company incurred costs of $997 in 2011 (2012 – nil) related to the PNC Facility and the amended EDC Facility. These costs were recorded as a non-current deferred charge and are being amortized over the terms of the respective debt agreements.

Remaining principal repayments of the term loan from EDC consist of six quarterly installments of $926 until the maturity date of August 13, 2013.

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

At April 1, 2012, included in the revolving debt balance was a Canadian dollar denominated debt balance of $2,408. At January 1, 2012, there was a Canadian dollar denominated debt balance of $1,312.

The Company is in compliance with the financial covenants included in the PNC Facility and the EDC Facility as at April 1, 2012 and management believes that the Company will be in compliance with these covenants for at least the next twelve months. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at April 1, 2012 and January 2, 2011 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of April 1, 2012:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the three month period	554,748	$5,249
Shares retired pursuant to:
Conversion to common stock	(81,050)	(767)
Balance at end of the period	473,698	$4,482

Common shares:
Balance at beginning of the three month period	15,651,026	$382
Shares issued pursuant to:
Exercise of stock options	94,799	1
Conversion of exchangeable shares	81,050	1
Balance at end of the period	15,826,875	$384

Special voting stock:
Balance at beginning of the three month period	1	$—
Balance at end of the period	1	$—
Total Common stock	16,300,574	$4,866

Exchangeable shares:

Exchangeable shares of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company, can be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, is intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada are able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. Upon the earlier of July 27, 2015, or the number of outstanding exchangeable shares falling below 500,000, subject to certain adjustment and acceleration provisions, SMTC Canada will have the right to exchange all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis. During the three month period ended April 1, 2012, the number of outstanding exchangeable shares fell below 500,000, and SMTC Canada began the process to exercise its aforementioned rights, and has set a transaction date of May 25, 2012, at which point the exchangeable shares will no longer be outstanding.

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no stock options granted during the three month period ended April 1, 2012. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended April 1, 2012 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2012	1,202,826	$2.82
Options exercised	(94,799)	$1.52
Outstanding at April 1, 2012	1,108,027	$2.89	$1,248	4.1
Exercisable at April 1, 2012	267,195	$3.04	$34	3.0

During the three month periods ended April 1, 2012 and April 3, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $101 and $76, respectively. At April 1, 2012, compensation expense of $759 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three months ended April 1, 2012 or April 3, 2011. There were no deferred share units outstanding at either January 1, 2012 or April 1, 2012. Cash payments of $128 were made for 46,688 deferred share units during the three months ended April 3, 2011. There were no cash payments made during the three months ended April 1, 2012.

Deferred Share Unit compensation recovery for the three months ended April 3, 2011 was $21 reflecting mark-to-market adjustments.   There will be no further Deferred Share Unit compensation recoveries or expenses since there are no deferred share units outstanding.

 6.       Income taxes
During the three months ended April 1, 2012 and April 3, 2011, respectively, the Company recorded a net income tax expense of $217 and $206, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 1, 2012, the Company had total net operating loss (“NOL”) carry forwards of $105,708, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	11,365
2022	16,207
2023	27,270
2025-2031	34,006
$105,708

At April 1, 2012 and January 1, 2012, the Company had gross unrecognized tax benefits of $275 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2011 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2011 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $55 and $48 accrued for interest and penalties as of April 1, 2012 and January 1, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7.        Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 1, 2012	April 3, 2011
Basic weighted average shares outstanding	16,228,666	15,955,281
Dilutive stock options (a)	122,311	334,169
Diluted weighted average shares outstanding	16,350,977	16,289,750

(a)
For the three months ended April 1, 2012 and April 3, 2011, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.16 and $3.26  per share, respectively. For the three months ended April 1, 2012 and April 3, 2011, the calculation did not include 590,600 and 50,000 stock options, respectively, as the effect would have been anti-dilutive.

8.        Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and Asia. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. In the three month period ended April 3, 2011, the segment measure of profitability previously reported on was adjusted EBITA (earnings before restructuring charges, loss on extinguishment of debt, interest, taxes and amortization). The measure was changed in the third quarter of 2011 to provide a more cash-flow based measure of performance that the chief operating decision makers use in evaluating the business. Information for prior periods has been restated to reflect the updated measure. Information about the operating segments is as follows:

	Three months ended
	April 1, 2012	April 3, 2011
Revenues
Mexico	$42,102	$34,179
Asia	11,387	8,297
Canada	8,492	11,518
U.S.	13,376	3,994
Total	$75,357	$57,988

Intersegment revenue
Mexico	$(969)	$(343)
Asia	(755)	—
Canada	(745)	(1,314)
U.S.	(431)	(8)
Total	$(2,900)	$(1,665)

Net external revenue
Mexico	$41,133	$33,837
Asia	10,632	8,297
Canada	7,747	10,204
U.S.	12,945	3,986
Total	$72,457	$56,323

Adjusted EBITDA
Mexico	$4,035	$2,757
Asia	686	34
Canada	(1,012)	(505)
U.S.	599	(22)
Total	$4,308	$2,264

Interest	463	286
Restructuring charges	451	364
Depreciation	752	663
Earnings before income taxes	$2,642	$951

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended April 1, 2012:

	Three months ended
	April 1, 2012	April 3, 2011
Mexico	$1,269	$495
Asia	3	—
Canada	501	1,046
U.S.	326	44
Total	$2,099	$1,585

Long-lived assets (a)

	April 1, 2012	January 1, 2012
Mexico	$10,728	$10,170
Asia	610	631
Canada	3,115	2,686
U.S.	2,249	1,868
Total	$16,702	$15,355

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended April 1, 2012 and April 3, 2011:

	Three months ended
	April 1, 2012	April 3, 2011
U.S.	$50,212	$35,176
Canada	17,487	14,973
Europe	4,510	4,383
Asia	207	1,788
Mexico	41	3
Total	$72,457	$56,323

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

During the three months ended April 1, 2012, two customers individually comprised 34.3% and 12.6% (April 3, 2011– three customers 16.4%, 15.2% and 10.0%) of total revenue across all geographic segments. As of April 1, 2012, these customers represented 29%  and 12%, respectively, (January 1, 2012, 22%, 4%, and 11%, respectively) of the Company’s trade accounts receivable.

9.        Restructuring charges

During the first quarter of 2012 the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies (“ZF Array”) facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximately 16 full-time equivalents (“FTEs”).

The following table details the change in restructuring accrual for the three months ended April 1, 2012, relating to the 2011 Plan:

Severance
2011 Plan
Balance as at January 1, 2012	$915
Payments	(409)
Balance as at April 1, 2012	$506

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $506 in Canada that are expected to be paid out by the end of fiscal 2012 through cash from operations and a drawdown on the revolving credit facilities.

The following table details the change in restructuring accrual for the three months ended April 1, 2012, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at January 1, 2012	$—	$—	$—
Charges	196	255	451
Payments	(126)	—	(126)
Balance as at April 1, 2012	$70	$255	$325

Remaining accrued amounts relating to the 2012 Plan in the United States that are expected to be paid out by the end of fiscal 2012 through cash from operations and a drawdown on the revolving credit facilities.

10.      Contingencies

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

11.      Derivative financial instruments

The Company has entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the first four months of fiscal 2012, and Mexican peso denominated payroll, rent and utility cash flows in the twelve months of 2012. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at April 1, 2012:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 1,800	$1,714
Mexican Peso	Buy	MXN 146,783	$11,150

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on April 1, 2012 was $462 which was included in cost of sales in the statement of operations and comprehensive income. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820). The realized gain on these contracts was $387, and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income.  The Company did not enter into any derivative financial instruments contracts during the first quarter of 2011.

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at the following dates:

	April 1, 2012	January 1, 2012
Prepaid Expenses	$420	$190
Accrued Liabilities	—	(233)
Net unrealized gain on derivative financial instruments	$420	$(43)

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 8, 2012. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on March 8, 2012, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Developments in 2012

Revenue increased in the first quarter of 2012 by $16.2 million to $72.5 million, compared to $56.3 million for the first quarter of 2011. Revenue of $72.5 million was the highest quarterly revenue generated by the Company since 2006 and the first time sequential quarterly revenue exceeded $70 million since 2003. The main reason for the increase in revenue for the first quarter of 2012 compared to the same period in 2011 was mainly due to an increase in revenue from one of the Company’s long standing customers and revenue generated from new customers.

For the quarter ended April 1, 2012, the Company recorded net income of $2.4 million compared to net income of $0.7 million for the comparative period in the prior year. The increase was primarily due to increased revenue levels and the resulting impact on the ability to cover fixed costs and realized and unrealized foreign exchange gains on favorable forward contracts on the Canadian dollar and Mexican Peso in the quarter.

During the first quarter of 2012 the Company executed its 2012 synergy plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by 16 full-time equivalents.

Debt net of cash increased by $11.4 million from the prior quarter, bringing debt net of cash up to $28.0 million. The increase in debt was primarily due to the following: the timing of revenue in the quarter as a large portion of revenue was generated in the third month of the quarter, resulting in cash not being collectible until the second quarter; a reduction of accounts payable; an increase in inventory related to an increase in orders for the second quarter of 2012; purchase of equipment and payment of the 2011 variable compensation plan. The Company will continue to have a goal of debt reduction and expects to generate cash and reduce debt during the remainder of 2012.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 1, 2012 compared with the quarter ended April 3, 2011:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended April 1, 2012		Three months ended April 3, 2011		Change 2012 to 2011
	$	%	$	%	$	%
Revenue	$72.5	100.0%	$56.3	100.0%	$16.2	28.8%
Cost of sales	64.9	89.5%	51.2	90.9%	13.7	26.8%
Gross profit	7.6	10.5%	5.1	9.1%	2.5	49.0%
Selling, general and administrative expenses	4.0	5.5%	3.5	6.2%	0.5	14.3%
Restructuring charges	0.5	0.7%	0.4	0.7%	0.1	25.0%
Operating earnings	3.1	4.3%	1.2	2.1%	1.9	158.3%
Interest expense	0.5	0.7%	0.3	0.5%	0.2	66.7%
Earnings before income taxes	2.6	3.6%	0.9	1.6%	1.7	188.9%
Income tax expense
Current	0.2	0.3%	0.2	0.2%	—	—
Deferred	—	0.0%	—	0.0%	—	—
	0.2	0.3%	0.2	0.2%	0.0	—
Net earnings	$2.4	3.3%	$0.7	1.2%	$1.7	242.9%

Revenue

Revenue increased by $16.2 million, or 28.8%, from $56.3 million for the first quarter of 2011 to $72.5 million for the first quarter of 2012 mainly due to an increase in revenue from one of the Company’s long standing customers and revenue generated from new customers.  New customers have contributed $11.0 million in increased revenue, more than offsetting attrition.

During the first quarter of 2012, revenue from the industrial sector increased by $16.8 million to $58.5 million for the first quarter of 2012 compared with $41.7 million for the same period in 2011, mainly due to the increase from the customer described above and the revenue generated from new customers. Revenue from the industrial sector as a percentage of total revenue increased to 80.8% in the first quarter of 2012 compared with 74.0% in the first quarter of 2011.

Revenue from the communications sector increased compared with the same quarter of 2011; $7.0 million for the first quarter of 2012 compared with $4.0 million in 2011, which represented 9.7% of revenue in the first quarter of 2012, compared with 7.0% of revenue in the first quarter of 2011. The increase was due to two new customers in 2012 slightly offset by a decrease in one existing customer.

Revenue from the networking and enterprise computing sector decreased to $3.7 million for the first quarter of 2012 compared with $8.6 million in 2011, which represented 5.2% of revenue in the first quarter of 2012, down from 15.4% of revenue in the first quarter of 2011. The decrease was due to decreases in demand from most customers in this segment.

Revenue for the medical sector increased by $1.1 million to $3.1 million in the first quarter of 2012, compared to $2.0 million in the first quarter of 2011 due to the increase in demand from one customer. Revenue from the medical sector as a percentage of total revenue increased to 4.3% in the first quarter of 2012 compared with 3.5% in the first quarter of 2011.

During the first quarter of 2012, the Company recorded approximately $1.5 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.7 million in the first quarter of 2011. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 86.9% of revenue from continuing operations during the first quarter of 2012, compared with 83.8% in the first quarter of 2011. Revenue from the two largest customers during the first quarter of 2012 was $24.8 million and $9.1 million, representing 34.3%, and 12.6% of total revenue, respectively. This compares with revenue from the three largest customers during the first quarter of 2011 of $9.2 million, $8.6 million, and $5.7 million, representing 16.4%, 15.2%, and 10.0% of total revenue for the first quarter of 2011, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2012, 56.7% of our revenue was attributable to production from our operations in Mexico, 17.9% in the U.S., 14.7% in Asia and 10.7% in Canada.  During the first quarter of 2011, 60.1% of our revenue was attributable to production from our operations in Mexico, 18.1% in Canada, 14.7% in Asia and 7.1% in the U.S.

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

Gross Profit

Gross profit for the first quarter of 2012 increased by $2.5 million to $7.6 million or 10.5% of revenue compared with 9.1% of revenue for the same period in 2011. This was due to an increase of revenue levels and the resulting impact on the ability to cover fixed costs and foreign exchange gains on favorable forward contracts on the Canadian dollar and Mexican Peso in the quarter.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. Included in cost of sales for the first quarter of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized gain of $0.4 million. There were no derivative instruments in the first quarter of 2011.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.5 million during the first quarter of 2012 to $4.0 million, however, as a percentage of sales has decreased to 5.5% from 6.2% in the first quarter of 2011.  The increase was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, and the assumption of headcount from ZF Array, as well as an increase in recruiting fees and travel expenses.

Restructuring Charges

During the first quarter of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximated 16 full-time equivalents.

During the first quarter of 2011, the Company executed its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $0.4 million, consisting of severance costs of $0.2 million at each of the Mexico and Markham facilities. The Company reduced staff levels by approximately 120 in Mexico and 40 in Markham.

Interest Expense

Interest expense increased from $0.3 million in the first quarter of 2011 to $0.5 million for the first quarter of 2012. The increase of $0.2 million primarily resulted from higher debt levels to support the increase in working capital required for the higher revenue level. Interest expense in the first quarter of both 2012 and 2011 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.3% and 3.1% for each of the first quarters of 2012 and 2011, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.2 million for both the first quarter of 2011 and the first quarter of 2012.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, “Income Taxes” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004.  In 2010, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The same determination was made by management in 2011. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At April 1, 2012, the Company had total net operating loss carry forwards of $105,708, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Liquidity

Net cash used in operating activities during the three months ended April 1, 2012 was $9.6 million driven by working capital changes, partially offset by the net income generated by the Company. Net working capital increased by $12.9 million mainly due to increases in accounts receivable and inventory, along with a decrease in accounts payable. Accounts receivable days sales outstanding were 53 and 58 days for the three months ended April 1, 2012 and April 3, 2011, respectively. The decrease was largely due to timing differences as larger payments were received early for the three months ended April 3, 2011 compared to the three months ended April 1, 2012, combined with quicker payment from a few customers.   Inventory turnover, on an annualized basis remained consistent at 5 times for both the three months ended April 1, 2012 and the three months ended April 3, 2011. Accounts payable days outstanding were 59 days at the end of the first three months of 2012 compared to 70 days for the same period in 2011.

Net cash provided by financing activities during the three months ended April 1, 2012 was $10.8 million compared to $8.1 million for the three months ended April 3, 2011. During the three months ended April 1, 2012, the Company increased revolving debt by $12.1 million to fund additional working capital requirements compared to increased revolving debt of $8.3 million for the same period in 2011. During the three months ended April 1, 2012, the Company repaid long term debt of $1.2 million, generated $0.2 million in proceeds from the issuance of stock from executive option exercises, received proceeds from sales leasebacks of $0.2 million and made capital lease payments of $0.5 million. During the three months ended April 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and made capital lease payments of $0.5 million.

Net cash used in investing activities during the three months ended April 1, 2012 and April 3, 2011 was $1.7 million and $0.1 million, respectively, consisting of additions of property, plant and equipment.

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

During the three months ended April 1, 2012, the Company acquired machinery and equipment with a value of $0.6 million via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended April 1, 2012 was 3.3%. At April 1, 2012, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our U.S. term debt bore interest at 3.74% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, starting in the fourth quarter of 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso as every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 1, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of April 1, 2012.

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

Our two largest customers represented 34.3% and 12.6% of total revenue for the three months ended April 1, 2012. For the first three months of 2012, our top ten largest customers collectively represented 86.9% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with its financial covenants as at April 1, 2012. Management believes that the Company will be in compliance with these covenants for the foreseeable future. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

Item 6 Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

	By:	/s/ Alex Walker
	Name:	Alex Walker
	Title:	Co-Chief Executive Officer

	By:	/s/ Claude Germain
	Name:	Claude Germain
	Title:	Co-Chief Executive Officer

Date: May 10, 2012

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.