Form 10-Q
period 2012-07-01
SMTC CORP
filed 2012-08-10
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012
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

As of August 1, 2012, SMTC Corporation had 16,300,573 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	July 1, 2012	January 1, 2012
Assets
Current assets:
Cash	$2,369	$2,635
Accounts receivable—net (note 3)	39,846	37,904
Inventories (note 3)	60,700	52,648
Prepaid expenses	3,012	1,638
Current portion of deferred income taxes	278	278
	106,205	95,103
Property, plant and equipment—net (note 3)	18,220	15,355
Deferred financing costs—net (note 3)	711	916
Deferred income taxes (note 6)	2,935	2,922
	$128,071	$114,296

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,029	$46,352
Accrued liabilities (note 3)	8,276	10,164
Income taxes payable	108	367
Current portion of long-term debt (note 4)	3,705	4,014
Current portion of capital lease obligations	1,607	1,449
	61,725	62,346
Long-term debt (note 4)	24,015	15,233
Capital lease obligations	2,136	2,150
Contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	389	5,631
Additional paid-in capital	263,220	257,583
Deficit	(223,414)	(228,647)
	40,195	34,567
	$128,071	$114,296

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue	$75,117	$48,838	$147,574	$105,161
Cost of sales (note 11)	67,836	44,188	132,768	95,397
Gross profit	7,281	4,650	14,806	9,764
Selling, general and administrative expenses	4,392	3,405	8,361	6,918
Contingent consideration (note 12)	(650)	—	(650)	—
Restructuring charges (note 9)	—	1,743	451	2,107
Operating earnings (loss)	3,539	(498)	6,644	739
Interest expense (note 3)	542	369	1,005	655
Earnings (loss) before income taxes	2,997	(867)	5,639	84
Income tax expense (note 6)
Current	166	136	419	363
Deferred	33	(9)	(13)	(30)
	199	127	406	333
Net earnings (loss), also being comprehensive income (loss)	2, 798	(994)	5,233	(249)

Earnings (loss) per share of common stock:
Basic
Basic	$0.17	$(0.06)	$0.32	$(0.02)
Diluted	$0.17	$(0.06)	$0.32	$(0.02)
Weighted average number of shares outstanding (note 7):
Basic	16,300,574	15,962,945	16,266,077	16,070,511
Diluted	16,459,872	15,962,945	16,406,881	16,070,511

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Three months ended July 1, 2012 and July 3, 2011
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	202	—	202
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Exercise of stock options	1	192	—	193
Net income	—	—	5,233	5,233
Balance, July 1, 2012	$389	$263,220	$(223,414)	$40,195

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	90	—	90
Conversion of shares from exchangeable to common stock	(48)	48	—	—
Exercise of stock options	3	295	—	298
Net loss	—	—	(249)	(249)
Balance, July 3, 2011	$5,858	$257,156	$(230,046)	$32,968

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cash provided by (used in):
Operations:
Net earnings (loss)	$2,798	$(994)	$5,233	$(249)
Items not involving cash:
Depreciation	772	692	1,524	1,355
Unrealized (gain) loss on derivative financial instrument (note 11)	455	—	(7)	—
Deferred income taxes	33	(9)	(13)	(30)
Non-cash interest	101	53	205	109
Stock-based compensation	101	14	202	69
Contingent consideration	(650)	—	(650)	—
Change in non-cash operating working capital:
Accounts receivable	2,620	6,697	(1,942)	5,867
Inventories	(5,742)	8,516	(8,052)	7,814
Prepaid expenses	(540)	688	(1,374)	950
Income taxes payable	60	(21)	(259)	(45)
Accounts payable	5,692	(12,726)	1,677	(15,738)
Accrued liabilities	(806)	795	(1,231)	(3,180)
	4,894	3,705	(4,687)	(3,078)
Financing:
Increase (decrease) in revolving debt	(1,502)	(4,338)	10,634	4,001
Repayment of long-term debt	(926)	—	(2,161)	—
Principal payment of capital lease obligations	(402)	(376)	(904)	(832)
Proceeds from sales leaseback	—	—	170	—
Proceeds from issuance of common stock	—	35	193	298
	(2,830)	(4,679)	7,932	3,467
Investing:
Purchase of property, plant and equipment	(1,812)	(190)	(3,511)	(309)
	(1,812)	(190)	(3,511)	(309)
Increase (decrease) in cash	252	(1,164)	(266)	80
Cash, beginning of period	2,117	2,177	2,635	933
Cash, end of the period	$2,369	$1,013	$2,369	$1,013

Supplemental Information
Cash interest paid	$375	$313	$776	$559
Cash taxes paid – net	$120	$170	$628	$449
Property, plant and equipment acquired through capital lease	$478	$—	$1,048	$1,466

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

Consolidated balance sheets

Accounts receivable – net:

	July 1, 2012	January 1, 2012
Accounts receivable	$39,864	$37,959
Allowance for doubtful accounts	(18)	(55)
Accounts receivable—net	$39,846	$37,904

Inventories:

	July 1, 2012	January 1, 2012
Raw materials	$38,697	$37,438
Work in process	16,061	9,716
Finished goods	4,520	4,047
Parts	1,422	1,447
Inventories	$60,700	$52,648

Property, plant and equipment – net:

	July 1, 2012	January 1, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	39,209	35,743
Office furniture and equipment	2,478	2,417
Computer hardware and software (b)	9,997	9,365
Leasehold improvements	3,505	3,275
	66,715	62,326

Less accumulated depreciation:
Land	—	—
Buildings	(6,051)	(5,795)
Machinery and equipment (a)	(27,883)	(26,833)
Office furniture and equipment	(2,366)	(2,350)
Computer hardware and software (b)	(9,156)	(9,001)
Leasehold improvements	(3,039)	(2,992)
	(48,495)	(46,971)
Property, plant and equipment—net	$18,220	$15,355

(a)   Included within machinery and equipment were assets under capital leases with costs of $6,112 and $5,569 as at July 1, 2012 and January 1, 2012, respectively and associated accumulated depreciation of $1,424 and $1,088 as of July 1, 2012 and January 1, 2012, respectively. The related depreciation expense for the three months ended July 1, 2012 and July 3, 2011 were $176 and $140, respectively. Related depreciation expense for the six months ended July 1, 2012 and July 3, 2011 was $343 and $355, respectively.
(b)   Included within computer hardware and software were assets under capital leases with costs of $400 and associated accumulated depreciation of $56 as at July 1, 2012.  There were no computer hardware and software under capital leases as at January 1, 2012.  The related depreciation expense for the three months ended July 1, 2012 and July 3, 2011 was $34 and $21, respectively. Related depreciation for the six months ended July 1, 2012 and July 3, 2011 was $56 and $43, respectively.
(c)   Included within leasehold improvements were assets under capital leases with costs of $73 and associated accumulated depreciation of $3 as at July 1, 2012.  There were no leasehold improvements under capital leases as at January 1, 2012.  The related depreciation expense for the three and six months ended July 1, 2012 was $3.

Deferred financing costs:

	July 1, 2012	January 1, 2012
Deferred financing costs	$1,356	$1,356
Accumulated amortization	(645)	(440)
	$711	$916

Accrued liabilities:

	July 1, 2012	January 1, 2012
Customer related	$1,591	$1,892
Payroll	3,236	3,169
Professional services	395	485
Vendor related	278	722
Interest and financing related	133	127
Restructuring (note 9)	575	915
Acquisition related	1,179	2,400
Other	889	454
Accrued liabilities	$8,276	$10,164

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Long-term debt	$494	$317	$888	$565
Obligations under capital leases	48	51	117	90
Interest expense	$542	$369	$1,005	$655

4.        Long-term debt

	July 1, 2012	January 1, 2012
Revolving	$23,088	$12,454
Term	4,632	6,793
	27,720	19,247
Less: Current portion of long-term debt	(3,705)	(4,014)
Long-term debt	$24,015	$15,233

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

Remaining principal repayments of the term loan from EDC consist of five quarterly installments of $926 until the maturity date of August 13, 2013.

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

At July 1, 2012, included in the revolving debt balance was a Canadian dollar denominated debt balance of $3,693. At January 1, 2012, there was a Canadian dollar denominated debt balance of $1,312.

The Company is in compliance with the financial covenants included in the PNC Facility and the EDC Facility as at July 1, 2012 and management believes that the Company will be in compliance with these covenants for at least the next twelve months. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at July 1, 2012 and January 1, 2012 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of July 1, 2012:

	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the six month period	554,748	$5,249
Shares retired pursuant to:
Conversion to common stock	(554,748)	(5,249)
Balance at end of the period	—	$—

Common shares:
Balance at beginning of the six month period	15,651,026	$382
Shares issued pursuant to:
Exercise of stock options	94,799	1
Conversion of exchangeable shares	554,748	6
Balance at end of the period	16,300,573	$389

Special voting stock:
Balance at beginning of the six month period	1	$—
Balance at end of the period	1	$—
Total Common stock	16,300,574	$389

Exchangeable shares:

Exchangeable shares of SMTC Manufacturing Corporation of Canada (“SMTC Canada”), an indirect subsidiary of the Company, could be exchanged on a one-for-one basis for one share of the common stock of the Company. Each exchangeable share of SMTC Canada, as nearly as practicable, was intended to be the economic equivalent of a share of common stock of the Company and holders of the exchangeable shares of SMTC Canada were able to exercise essentially the same voting rights with respect to the Company as they would have if they had exchanged their exchangeable shares of SMTC Canada for common stock of the Company. Upon the earlier of July 27, 2015, or the number of outstanding exchangeable shares falling below 500,000, subject to certain adjustment and acceleration provisions, SMTC Canada had the right to exchange all of the outstanding exchangeable shares by delivering common shares of the Company on a one-for-one basis. During the three month period ended April 1, 2012, the number of outstanding exchangeable shares fell below 500,000. On May 25, 2012, SMTC Canada exercised its aforementioned rights, and converted all outstanding exchangeable shares to common shares of SMTC.

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. There were no stock options granted during the three or six month periods ended July 1, 2012. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended July 1, 2012 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2012	1,202,826	$2.82
Options exercised	(94,799)	$1.52
Options forfeited or cancelled	(10,600)	$21.36
Outstanding at July 1, 2012	1,097,427	$2.71	$737	3.9
Exercisable at July 1, 2012	256,595	$2.29	$27	2.8

During the three month periods ended July 1, 2012 and July 3, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $101 and $14, respectively. During the six month periods ended July 1, 2012 and July 3, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $202 and $90, respectively. At July 1, 2012, compensation expense of $645 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three or six months ended July 1, 2012 or July 3, 2011. There were no deferred share units outstanding at either January 1, 2012 or July 1, 2012. Cash payments of $128 were made for 46,688 deferred share units during the six months ended July 3, 2011. There were no cash payments made during the three or six months ended July 1, 2012 or the three months ended July 3, 2011.

Deferred Share Unit compensation recovery for the six months ended July 3, 2011 was $21 reflecting mark-to-market adjustments.   There will be no further Deferred Share Unit compensation recoveries or expenses subsequent to the first quarter of 2011 since there are no deferred share units outstanding.

 6.        Income taxes

During the three months ended July 1, 2012 and July 3, 2011, respectively, the Company recorded a net income tax expense of $199 and $127, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the six months ended July 1, 2012 and July 3, 2011, respectively, the Company recorded a net income tax expense of $406 and $333, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 1, 2012, the Company had total net operating loss (“NOL”) carry forwards of $107,833, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	11,365
2022	16,207
2023	27,270
2025-2031	36,131
$107,833

At July 1, 2012 and January 1, 2012, the Company had gross unrecognized tax benefits of $269 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2011 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2011 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $55 and $48 accrued for interest and penalties as of July 1, 2012 and January 1, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7.        Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic weighted average shares outstanding	16,300,574	15,962,945	16,266,077	16,070,511
Dilutive stock options (a) (b)	159,298	—	140,804	—
Diluted weighted average shares outstanding	16,459,872	15,962,945	16,406,881	16,070,511

(a)   For the three and six months ended July 1, 2012, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.48 and $3.32  per share, respectively. For the three and six months ended July 1, 2012, the calculation did not include 43,600 and 317,100 stock options, respectively, as the effect would have been anti-dilutive.
(b)   As a result of the net loss from continuing operations for the three and six months ended July 3, 2011, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

8.        Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and China. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. In the three and six month periods ended July 3, 2011, the segment measure of profitability previously reported on was adjusted EBITA (earnings before restructuring charges, loss on extinguishment of debt, interest, taxes and amortization). The measure was changed in the third quarter of 2011 to provide a more cash-flow based measure of performance that the chief operating decision makers use in evaluating the business. Information for prior periods has been restated to reflect the updated measure. Information about the operating segments is as follows:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues from continuing operations
Mexico	$42,667	$27,713	$84,768	$61,892
China	15,854	10,622	27,241	18,956
Canada	10,563	9,392	19,055	20,910
U.S.	12,236	2,842	25,612	6,836
Total	$81,320	$50,569	$156,676	$135,346

Intersegment revenue
Mexico	$(1,279)	$(301)	$(2,248)	$(644)
China	(1,160)	(189)	(1,915)	(189)
Canada	(2,058)	(1,232)	(2,803)	(2,546)
U.S.	(1,706)	(9)	(2,137)	(17)
Total	$(6,203)	$(1,731)	$(9,103)	$(3,396)

Net external revenue from continuing operations
Mexico	$41,388	$27,412	$82,520	$61,248
China	14,694	10,433	25,326	18,730
Canada	8,505	8,160	16,252	18,364
U.S.	10,530	2,833	23,475	6,819
Total	$75,117	$48,838	$147,574	$105,161

Adjusted EBITDA
Mexico	$2,905	$2,498	$6,940	$5,255
China	735	305	1,421	339
Canada	(650)	(607)	(1,662)	(1,112)
U.S.	1,321	(259)	1,920	(281)
Total	$4,311	$1,937	$8,619	$4,201

Interest	542	369	1,005	655
Restructuring charges	—	1,743	451	2,107
Depreciation	772	692	1,524	1,355
Earnings (loss) before income taxes	$2,997	$(867)	$5,639	$84

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and six months ended July 1, 2012 and July 3, 2011:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Mexico	$435	$52	$1,704	$547
China	1,673	—	1,676	—
Canada	90	62	591	1,108
U.S.	92	76	418	120
Total	$2,290	$190	$4,389	$1,775

Long-lived assets (a)

	July 1, 2012	January 1, 2012
Mexico	$10.739	$10,170
China	2,257	631
Canada	3,012	2,686
U.S.	2,212	1,868
Total	$18,220	$15,355

(a)       Long-lived assets information is based on the principal location of the asset.  In the three months ended July 1, 2012 long-lived assets of $1,500 were purchased from Alco Electronics Ltd. in China.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 1, 2012 and July 3, 2011:

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
U.S.	$54,989	$27,522	$105,201	$62,698
Canada	15,520	16,991	33,007	31,964
Europe	4,474	3,004	8,984	7,387
Asia	127	1,301	334	3,089
Mexico	7	20	48	23
Total	$75,117	$48,838	$147,574	$105,161

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

During the three months ended July 1, 2012, two customers individually comprised 31.8% and 16.4% (July 3, 2011– three customers 16.1%, 15.3% and 10.1%) of total revenue across all geographic segments. During the six months ended July 1, 2012 two customers individually comprised 33.0% and 14.6% (July 3, 2011 – four customers 15.7%, 12.5%, 12.5% and 10.0%) of total revenue from continuing operations across all geographic segments.  As of July 1, 2012, these customers represented 28.6%, and 7.6%, respectively, (January 1, 2012, 22%, 4%, and 11%, respectively) of the Company’s accounts receivable.

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

The following table details the change in restructuring accrual for the six months ended July 1, 2012, relating to the 2011 Plan:

Severance
2011 Plan
Balance as at January 1, 2012	$915
Payments	(409)
Balance as at April 1, 2012	506
Payments	(186)
Balance as at July 1, 2012	$320

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $320 in Canada that are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

The following table details the change in restructuring accrual for the six months ended July 1, 2012, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at January 1, 2012	$—	$—	$—
Charges	196	255	451
Payments	(126)	—	(126)
Balance as at April 1, 2012	$70	$255	$325
Payments	(70)	—	(70)
Balance as at July 1, 2012	$—	$255	$255

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

11.       Derivative financial instruments

The Company has entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for the next eight months, and Mexican peso denominated payroll, rent and utility cash flows for the next eleven months. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at July 1, 2012:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 20,100	$19,653
Mexican Peso	Buy	MXN 218,638	$16,550

The unrealized loss recognized in earnings as a  result of revaluing the instruments to fair value on July 1, 2012 was $455 for the quarter, and the unrealized gain for the six month period ended July 1, 2012 was $7, which were included in cost of sales in the statement of operations and comprehensive income. The realized gain on these contracts for the quarter was $49 and for the six month period was $436, and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income.  Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820). The Company did not enter into any derivative financial instruments contracts during the second quarter of 2011.

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at the following dates:

	July 1, 2012	January 1, 2012
Prepaid Expenses	$129	$190
Accrued Liabilities	(164)	(233)
Net unrealized gain on derivative financial instruments	$(35)	$(43)

12.       Acquisitions

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during the three months ended July 1, 2012 resulting in recognition of a gain of $650.

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

Developments in 2012

Revenue increased in the second quarter of 2012 by $26.3 million to $75.1 million compared to $48.8 million for the second quarter of 2011 mainly due to an increase in revenue for two of the Company’s long-standing customers, combined with revenue generated from new customers.  This was the first time since 2003 that the Company generated revenue exceeding $70 million per quarter for three consecutive quarters.

For the quarter ended July 1, 2012, the Company recorded net income of $2.8 million compared to a net loss of $1.0 million for the comparative period in the prior year. This was due to an increase in revenue levels and the resulting impact on the ability to cover fixed costs.

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during the three months ended July 1, 2012 resulting in recognition of a gain of $0.7 million.

Net cash provided by operating activities during the second quarter of 2012 was $4.9 million mainly driven by net income generated by the Company, an increase in accounts payable and decrease in accounts receivable slightly offset by an increase in inventory, resulting in a reduction of long term debt of $2.4 million from the prior quarter.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 1, 2012 compared with the quarter ended July 3, 2011:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 1, 2012		Three months ended July 3, 2011		Change 2012 to 2011
	$	%	$	%	$	%
Revenue	$75.1	100.0%	$48.8	100.0%	$26.3	53.9%
Cost of sales	67.8	90.3%	44.2	90.5%	23.6	53.4%
Gross profit	7.3	9.7%	4.6	9.5%	2.7	58.7%
Selling, general and administrative expenses	4.4	5.9%	3.4	7.0%	1.0	29.4%
Contingent consideration	(0.7)	(0.9)%	—	0.0%	(0.7)	—
Restructuring charges	—	0.0%	1.7	3.5%	(1.7)	—
Operating earnings	3.6	4.7%	(0.5)	(1.0)%	4.1	820.0%
Interest expense	0.6	0.7%	0.4	0.8%	0.2	50.0%
Earnings before income taxes	3.0	4.0%	(0.9)	(1.8)%	3.9	433.3%
Income tax expense
Current	0.2	0.3%	0.1	0.2%	0.1	100.0%
Deferred	—	0.0%	—	0.0%	—	—
	0.2	0.3%	0.1	0.4%	0.1	100.0%
Net earnings	$2.8	3.7%	$(1.0)	(2.0)%	$3.8	380.0%

Revenue

Revenue increased $26.3 million, or 53.9%, from $48.8 million for the second quarter of 2011 to $75.1 million for the second quarter of 2012 mainly due to an increase in revenue for two of the Company’s long-standing customers, combined with revenue generated from new customers.  New customers have contributed $8.3 million in increased revenue, more than offsetting attrition.

During the second quarter of 2012, revenue from the industrial sector increased to $60.1 million compared with $32.1 million for the same period in 2011, mainly due to the increase from two customers described above and revenue generated from new customers. Revenue from the industrial sector as a percentage of total revenue increased to 80.0% in the first quarter of 2012 compared with 65.7% in the second quarter of 2011.

Revenue from the communications sector increased in the second quarter of 2012 to $4.7 million compared to $3.8 million for the second quarter of 2011. The increase was due to two new customers in 2012 slightly offset by a decrease in one existing customer. However,  due to larger increase in the industrial sector in the second quarter in 2012, as a percentage of total revenue this sector decreased to 6.2% of revenue compared to 7.7% in the second quarter in 2011.

Revenue from the networking and enterprise computing sector decreased to $6.4 million for the second quarter of 2012 compared with $10.1 million in 2011, which represented 8.5% of revenue in the second quarter of 2012, down from 20.6% of revenue in the second quarter of 2011. The decrease was due to two customers with lower demand.

Revenue for the medical sector increased by $1.1 million to $4.0 million in the second quarter of 2012, compared to $2.9 million in the second quarter of 2011 due to the increase in demand from one customer. However, revenue from the medical sector as a percentage of total revenue decreased to 5.4% in the second quarter of 2012 compared with 6.0% in the second quarter of 2011 due to the large increase in the industrial sector in the second quarter of 2012.

During the second quarter of 2012, the Company recorded approximately $1.0 million of sales of raw materials inventory to customers, which carried no margin, compared with $0.9 million in the second quarter of 2011. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.9% of revenue from continuing operations during the second quarter of 2012, compared with 83.4% in the second quarter of 2011. Revenue from the two largest customers during the second quarter of 2012 was $23.9 million and $12.3 million, representing 31.8% and 16.4 % of total revenue for the second quarter of 2012, respectively. This compares revenue from the three largest customers during the second quarter of 2011 was $7.9 million, $7.5 million, and $4.9 million, representing 16.1%, 15.3%, and 10.1% of total revenue for the second quarter of 2011, respectively. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2012, 55.1% of our revenue was attributable to production from our operations in Mexico, 19.6% in Asia, 14.0% in the US and 11.3% in Canada.    During the second quarter of 2011, 56.1% of our revenue was attributable to production from our operations in Mexico, 21.4% in Asia, 16.7% in Canada and 5.8% in the U.S.

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

Gross Profit

Gross profit for the second quarter of 2012 increased by $2.7 million to $7.3 million or 9.7% of revenue compared with 9.5% of revenue for the same period in 2011. This was due to an increase of revenue levels and the resulting impact on the ability to cover fixed costs and favorable foreign exchange rates on Canadian dollar and Mexican Peso compared to the same period in 2011.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. . Included in cost of sales for the second quarter of 2012 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized gain of $0.1 million. There were no derivative instruments in the second quarter of 2011.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $1.0 million during the second quarter of 2012 to $4.4 million, however, as a percentage of sales has decreased to 5.9% from 7.0% in the second quarter of 2011.  The increase was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, and the assumption of headcount from ZF Array, as well as an increase in travel expenses.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during the three months ended July 1, 2012 resulting in recognition of a gain of  $0.7 million. There were no unusual gains in the second quarter of 2011.

Restructuring Charges

There were no restructuring charges in the second quarter of 2012. During the second quarter of 2011, the Company continued its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $1.7 million, consisting of severance costs of $0.4 million at each of the Mexico and Markham facilities, and $0.9 in the Corporate office. The Company reduced staff levels by approximately 120 in Mexico and 70 in Canada.

Interest Expense

Interest expense increased from $0.4 million in the second quarter of 2011 to $0.6 million in the second quarter of 2012. The increase of $0.2 million primarily resulted from higher average debt levels to support the increase in working capital required for the increased revenue level. Interest expense in the second quarter of both 2012 and 2011 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.3% and 3.5% for each of the second quarters of 2012 and 2011, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.2 million in the second quarter of 2012 compared to $0.1 million for the same period in 2011due to higher minimum tax in the United States in 2012.

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

At January 1, 2012, the Company had total net operating loss carry forwards of $107,833, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Six months ended July 1, 2012 compared with six months ended July 3, 2011:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended July 1, 2012		Six months ended July 3, 2011		Change 2012 to 2011
	$	%	$	%	$	%
Revenue	$147.6	100.0%	$105.2	100.0%	$42.4	40.3%
Cost of sales	132.7	89.9%	95.4	90.7%	37.3	39.1%
Gross profit	14.9	10.1%	9.8	9.3%	5.1	52.0%
Selling, general and administrative expenses	8.4	5.7%	6.9	6.6%	1.5	21.8%
Contingent consideration	(0.7)	(0.4)%	—	—	(0.7)	—
Restructuring charges	0.5	0.3%	2.1	2.0%	(1.6)	(76.2)%
Operating earnings	6.7	4.5%	0.8	0.8%	5.9	737.5%
Interest expense	1.1	0.7%	0.7	0.7%	0.4	57.1%
Earnings before income taxes	5.6	3.8%	0.1	0.1%	5.5	5500.0%
Income tax expense
Current	0.4	0.3%	0.3	0.3%	0.1	33.3%
Deferred	—	0.0%	—	0.0%	—	—
	0.4	0.3%	0.3	0.3%	0.1	33.3%
Net earnings	$5.2	3.5%	$(0.2)	(0.2)%	$5.4	2700.0%

Revenue

Revenue increased $42.4 million, or 40.3%, from $105.2 million for the first half of 2011 to $147.6 million for the first half of 2012 mainly due to an increase in revenue for two of the Company’s long standing customers, combined with revenue generated from new customers.  New customers have contributed $19.3 million in increased revenue, more than offsetting attrition.

During the first half of 2012, revenue from the industrial sector increased to $118.6 million compared with $73.8 million for the same period in 2011, mainly due to the increase from two customers described above and revenue generated from new customers. Revenue from the industrial sector as a percentage of total revenue increased to 80.4% in the first half of 2012 compared with 70.2% in the first half of 2011.

Revenue from the communications sector increased to $11.7 million for the first half of 2012 compared to $7.7 million in 2011, which represented 7.9% of revenue in the first half of 2012, compared with 7.3% of revenue in the first half of 2011. The increase was due to two new customers in 2012 slightly offset by a decrease in one existing customer

Revenue from the networking and enterprise computing sector decreased to $10.1 million for the first half of 2012 compared to $18.7 million in 2011, which represented 6.9% of revenue in the first half of 2012, down from 17.8% of revenue in the first half of 2011. The decrease was due to two customers with lower demand.

Revenue for the medical sector increased by $2.2 million to $7.1 million for the first half of 2012, compared to $4.9 million in the first half of 2011 due to the increase in demand from one customer. Revenue from the medical sector as a percentage of total revenue remained consistent year over year with a slight increase in the first half of 2012 to 4.8% of revenue compared to 4.7% in 2011.

During the first half of 2012, the Company recorded approximately $2.9 million of sales of raw materials inventory to customers, which carried no margin, compared with $2.6 million in the first half of 2011. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 88.4% of revenue from continuing operations during the first half of 2012, compared with 82.2% in the first half of 2011. Revenue from the two largest customers during the first half of 2012 was $48.8 million and $21.5 million, representing 33.0%  and 14.6% of total revenue for the first half of 2012, respectively. Revenue from the four largest customers during the first half of 2011 was $16.5 million, $13.2 million, $13.1 million and $10.5 million, representing 15.7%, 12.5%, 12.5 % and 10.0% of total revenue for the first half of 2011, respectively. No other customers represented more than 10% of revenue in either period.

During the first six months of 2012, 55.9% of our revenue was attributable to production from our operations in Mexico, 17.2% in Asia, 15.9% in the US and 11.0% in Canada.  During the first half of 2011, 58.2% of our revenue was attributable to production from our operations in Mexico, 17.8% in Asia, 17.5% in Canada and 6.5% in the U.S.

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

Gross Profit

Gross profit for the first half of 2012 increased by $5.1 million to $14.9 million or 10.1% of revenue compared with 9.3% of revenue for the same period in 2011. This was due to an increase of revenue levels and the resulting impact on the ability to cover fixed costs and favorable foreign exchange rates on Canadian dollar and Mexican Peso compared to the same period in 2011.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. Included in cost of sales for the first half of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of nil, and a realized gain of $0.4 million. There were no derivative instruments in the first half of 2011.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million during the first half of 2012 to $8.4 million, however, as a percentage of sales has decreased to 5.7% from 6.6% in the first half of 2011.  The increase was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, and the assumption of headcount from ZF Array, as well as an increase in travel expenses.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during the three months ended July 1, 2012 resulting in recognition of a gain of  $0.7 million. There were no unusual gains in the first half of 2011.

Restructuring Charges

During the first half of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximated 16 full-time equivalents.

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

Interest Expense

Interest expense increased from $0.7 million in the first half of 2011 to $1.1 million for the first half of 2012, an increase of $0.4 million primarily resulting from higher average debt levels to support the increase in working capital required for the increased revenue level. Interest expense in the first half of both 2012 and 2011 included amortization of deferred financing fees of $0.1 million. . The weighted average interest rates with respect to the debt remained consistent at 3.3% for each of the first halves of 2012 and 2011.

Income Tax Expense

The Company recorded income tax expense of $0.4 million during the first half of 2012 compared to $0.3 million in the first half of 2011.

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

At January 1, 2012, the Company had total net operating loss carry forwards of $107,833, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Liquidity

Net cash used in operating activities during the six months ended July 1, 2012 was $4.7 million driven by working capital changes slightly offset by the net income generated by the Company. Net working capital decreased by $11.2 million mainly due to increases in inventory and accounts receivables.  Accounts receivable days sales outstanding were 49 and 51 days for the six months ended July 1, 2012 and July 3, 2011, respectively. The decrease was largely due to receiving quicker payment from a few customers.   Inventory turnover, on an annualized basis decreased to 4 times for the first half of 2012 compared to 5 times for the six months ended July 3, 2011 due to increased inventory levels caused by increased back log and strong demand for Q3. Accounts payable days outstanding were 66 days at the end of the first six months of 2012 compared to 52 days for the same period in 2011 as an effort was made to receive more favorable terms from vendors.

Net cash provided by financing activities during the six months ended July 1, 2012 was $7.9 million compared to $3.5 million in the six months ended July 3, 2011. During the six months ended July 1, 2012, the Company increased revolving debt by $10.6 million, compared to $4.0 million during the same period in 2011. During the six months ended July 1, 2012, the Company generated $0.2 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $0.9 million. During the six months ended July 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $0.8 million.

Net cash used in investing activities during the six months ended July 1, 2012 and July 3, 2011 was $3.5 million and $0.3 million, respectively, consisting of additions of property, plant and equipment.

Capital Resources

We believe that cash generated from operations, available cash and amounts available under our PNC and EDC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control. Refer to risk factors below.

During the six months ended July 1, 2012, the Company acquired machinery and equipment with a value of $1.5 million via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended July 1, 2012 was 3.3%. At July 1, 2012, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our U.S. term debt bore interest at 3.74% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, starting in the third quarter of 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso as every $0.01 change in the US dollar results in a change in expenses of approximately $0.3 million. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 1, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of July 1, 2012.

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

Our two largest customers represented 33.0% and 14.6% of total revenue for the six months ended July 1, 2012. For the first half of 2012, our top ten largest customers collectively represented 88.4% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with its financial covenants as at July 1, 2012. Management believes that the Company will be in compliance with these covenants for at least the next twelve months. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

Item 6 Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

By:	/s/ Alex Walker
Name:	Alex Walker
Title:	Co-Chief Executive Officer

By:	/s/ Claude Germain
Name:	Claude Germain
Title:	Co-Chief Executive Officer
Date: August 10, 2012

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2012.