Form 10-Q
period 2012-09-30
SMTC CORP
filed 2012-11-09
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 1, 2012, SMTC Corporation had 16,333,906 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	September 30, 2012	January 1, 2012
Assets
Current assets:
Cash	$955	$2,635
Accounts receivable—net (note 3)	42,015	37,904
Inventories (note 3)	56,304	52,648
Prepaid expenses and other assets	3,100	1,638
Income taxes recoverable	158	—
Current portion of deferred income taxes	278	278
	102,810	95,103
Property, plant and equipment—net (note 3)	17,947	15,355
Deferred financing costs—net (note 3)	613	916
Deferred income taxes (note 6)	2,968	2,922
	$124,338	$114,296
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,501	$46,352
Accrued liabilities (note 3)	7,016	10,164
Income taxes payable	—	367
Current portion of long-term debt (note 4)	3,473	4,014
Current portion of capital lease obligations	1,712	1,449
	54,702	62,346
Long-term debt (note 4)	26,397	15,233
Capital lease obligations	1,640	2,150
Commitments and Contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	389	5,631
Additional paid-in capital	263,302	257,583
Deficit	(222,092)	(228,647)
	41,599	34,567
	$124,338	$114,296

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)
	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue	$75,575	$44,082	$223,149	$149,243
Cost of sales (note 11)	69,567	40,361	202,335	135,758
Gross profit	6,008	3,721	20,814	13,485
Selling, general and administrative expenses	4,238	3,693	12,599	10,611
Contingent consideration (note 12)	—	—	(650)	—
Loss on extinguishment of debt (note 13)	—	300	—	300
Restructuring charges (note 9)	—	686	451	2,793
Operating earnings (loss)	1,770	(958)	8,414	(219)
Interest expense (note 3)	526	326	1,531	981
Earnings (loss) before income taxes	1,244	(1,284)	6,883	(1,200)
Income tax (recoverable) expense (note 6)
Current	(45)	99	374	462
Deferred	(33)	73	(46)	43
	(78)	172	328	505
Net earnings (loss), also being comprehensive income (loss)	1,322	(1,456)	6,555	(1,705)

Earnings (loss) per share of common stock:

Basic	$0.08	$(0.09)	$0.40	$(0.11)
Diluted	$0.08	$(0.09)	$0.40	$(0.11)
Weighted average number of shares outstanding (note 7):
Basic	16,319,225	16,200,575	16,283,803	16,113,866
Diluted	16,444,053	16,200,575	16,419,272	16,113,866

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Nine months ended September 30, 2012 and October 2, 2011
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	257	—	257
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Exercise of stock options	1	219	—	220
Net earnings	—	—	6,555	6,555
Balance, September 30, 2012	$389	$263,302	$(222,092)	$41,599

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Stock-based compensation	—	117	—	117
Conversion of shares from exchangeable to common stock	(110)	110	—	—
Exercise of stock options	3	314	—	317
Net loss	—	—	(1,705)	(1,705)
Balance, October 2, 2011	$5,796	$257,264	$(231,502)	$31,558

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cash provided by (used in):
Operations:
Net earnings (loss)	$1,322	$(1,456)	$6,555	$(1,705)
Items not involving cash:
Depreciation	786	704	2,310	2,059
Unrealized (gain) loss on derivative financial instrument (note 11)	(1,119)	125	(1,126)	125
Loss on extinguishment of debt (note 13)	—	300	—	300
Deferred income taxes	(33)	73	(46)	43
Non-cash interest	98	57	303	166
Stock-based compensation	55	27	257	96
Contingent consideration	—	—	(650)	—
Gain on acquisition of business	—	(22)	—	(22)
Change in non-cash operating working capital:
Accounts receivable	(2,169)	3,867	(4,111)	9,734
Inventories	4,396	(10,906)	(3,656)	(3,092)
Prepaid expenses	867	(124)	(507)	826
Income taxes recoverable/payable	(266)	3	(525)	(42)
Accounts payable	(5,528)	5,614	(3,851)	(10,124)
Accrued liabilities	(925)	1,353	(1,585)	(1,827)
	(2,516)	(385)	(6,632)	(3,463)
Financing:
Increase in revolving debt	2,150	6,712	12,784	10,713
Repayment of long-term debt	—	(1,235)	(2,161)	(1,235)
Principal payment of capital lease obligations	(391)	(342)	(1,295)	(1,174)
Payment of contingent consideration (note 12)	(171)	—	(742)	—
Proceeds from sales leaseback	—	—	170	—
Deferred financing costs	—	(1,021)	—	(1,021)
Proceeds from issuance of common stock	27	19	220	317
	1,615	4,133	8,976	7,600
Investing:
Purchase of property, plant and equipment	(513)	(125)	(4,024)	(434)
Acquisition of business, net of cash acquired (note 12)	—	(3,033)	—	(3,033)
	(513)	(3,158)	(4,024)	(3,467)
Increase (decrease) in cash	(1,414)	590	(1,680)	670
Cash, beginning of period	2,369	1,013	2,635	933
Cash, end of the period	$955	$1,603	$955	$1,603

Supplemental Information
Cash interest paid	$442	$267	$1,218	$826
Cash taxes paid – net	$205	$102	$833	$551
Property, plant and equipment acquired through capital lease	$—	$667	$1,048	$2,133

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

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2012, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended January 1, 2012. Certain comparative figures have been restated to conform with the current year’s presentation.

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

b)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05 (ASU 2011-12), which defers the effective date of ASU 2011-05 only with respect to reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 as amended by ASU 2011-12 was effective for us in our first quarter of fiscal 2012 and has been applied retrospectively. The adoption of ASU 2011-05 as amended by ASU 2011-12 did not have an impact on our consolidated financial statements.

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

Consolidated balance sheets

Accounts receivable – net:
	September 30, 2012	January 1, 2012
Accounts receivable	$42,203	$37,959
Allowance for doubtful accounts	(188)	(55)
Accounts receivable—net	$42,015	$37,904

Inventories:
	September 30, 2012	January 1, 2012
Raw materials	$34,287	$37,438
Work in process	14,977	9,716
Finished goods	5,611	4,047
Parts	1,429	1,447
Inventories	$56,304	$52,648

Property, plant and equipment – net:
	September 30, 2012	January 1, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	39,254	35,743
Office furniture and equipment	2,728	2,417
Computer hardware and software (b)	10,066	9,365
Leasehold improvements (c)	3,654	3,275
	$67,228	$62,326
Less accumulated depreciation:
Land	—	—
Buildings	(6,177)	(5,795)
Machinery and equipment (a)	(28,395)	(26,833)
Office furniture and equipment	(2,383)	(2,350)
Computer hardware and software (b)	(9,254)	(9,001)
Leasehold improvements (c)	(3,072)	(2,992)
	(49,281)	(46,971)
Property, plant and equipment—net	$17,947	$15,355

(a)
Included within machinery and equipment were assets under capital leases with costs of $5,114 and $5,569 as at September 30, 2012 and January 1, 2012, respectively and associated accumulated depreciation of $884 and $1,088 as of September 30, 2012 and January 1, 2012, respectively. The related depreciation expense for the three months ended September 30, 2012 and October 2, 2011 were $150 and $128, respectively. Related depreciation expense for the nine months ended September 30, 2012 and October 2, 2011 was $443 and $483, respectively. During the three and nine month periods ended September 30, 2012, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $1,004 and accumulated depreciation of $660, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to owned machinery and equipment on a prospective basis.

(b)
Included within computer hardware and software were assets under capital leases with costs of $400 and associated accumulated depreciation of $89 as at September 30, 2012.  There were no computer hardware and software under capital leases as at January 1, 2012.  The related depreciation expense for the three months ended September 30, 2012 and October 2, 2011 was $33 and $nil, respectively. Related depreciation for the nine months ended September 30, 2012 and October 2, 2011 was $89 and $43, respectively.

(c)
Included within leasehold improvements were assets under capital leases with costs of $73 and associated accumulated depreciation of $5 as at September 30, 2012.  There were no leasehold improvements under capital leases as at January 1, 2012.  The related depreciation expense for the three and nine months ended September 30, 2012 was $2 and $5, respectively.

Deferred financing costs:

	September 30, 2012	January 1, 2012
Deferred financing costs	$1,356	$1,356
Accumulated amortization	(743)	(440)
	$613	$916

Accrued liabilities:

	September 30, 2012	January 1, 2012
Customer related	$910	$1,892
Payroll	3,031	3,169
Professional services	497	485
Vendor related	393	722
Interest and financing related	139	127
Restructuring (note 9)	413	915
Acquisition related	1,008	2,400
Other	625	454
Accrued liabilities	$7,016	$10,164

Consolidated statements of operations and comprehensive income
Interest expense:

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Long-term debt	$455	$280	$1,343	$845
Obligations under capital leases	71	46	188	136
Interest expense	$526	$326	$1,531	$981

4.        Long-term debt

	September 30, 2012	January 1, 2012
Revolving	$25,238	$12,454
Term	4,632	6,793
	29,870	19,247
Less: Current portion of long-term debt	(3,473)	(4,014)
Long-term debt	$26,397	$15,233

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

Remaining principal repayments of the term loan from EDC consist of four quarterly installments of $1,158, the last of which is due October 1, 2013.

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

At September 30, 2012, included in the revolving debt balance was a Canadian dollar denominated debt balance of $2,783. At January 1, 2012, there was a Canadian dollar denominated debt balance of $1,312.

The Company is in compliance with the financial covenants included in the PNC Facility and the EDC Facility as at September 30, 2012 and management believes that the Company will be in compliance with these covenants for at least the next twelve months. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. In the event of non-compliance, the Company’s lenders have the right to demand repayment of the amounts outstanding under the lending agreements or pursue other remedies or, if the Company can reach an agreement with its lenders, to amend or waive the financial covenants.

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at September 30, 2012 and January 1, 2012 consisted of:

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

Issued and outstanding:
The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of September 30, 2012:
	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the nine month period	554,748	$5,249
Shares retired pursuant to:
Conversion to common stock	(554,748)	(5,249)
Balance at end of the period	—	$—
Common shares:
Balance at beginning of the nine month period	15,651,026	$382
Shares issued pursuant to:
Exercise of stock options	128,132	1
Conversion of exchangeable shares	554,748	6
Balance at end of the period	16,333,906	$389
Special voting stock:
Balance at beginning of the nine month period	1	$—
Balance at end of the period	1	$—
Total Common stock	16,333,907	$389

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

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of Form 10-K. During the three and nine month periods ended September 30, 2012, 350,000 options were granted to employees. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended September 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2012	1,202,826	$2.82
Options granted	350,000	$3.11
Options exercised	(128,132)	$1.35
Options forfeited or cancelled	(13,600)	$22.83
Outstanding at September 30, 2012	1,411,094	$2.80	$509	4.0
Exercisable at September 30, 2012	220,262	$2.15	$25	2.8

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

Period ended September 30, 2012
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%
Expected volatility	83.0%
Risk-free interest rate	0.5%
Expected option life in years	4.0

Weighted-average stock option fair value per option granted	$1.86

During the three month periods ended September 30, 2012 and October 2, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $55 and $27, respectively. During the nine  month periods ended September 30, 2012 and October 2, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $257 and $117, respectively. At September 30, 2012, compensation expense of $1,240 related to non-vested stock options had not been recognized.

Deferred share units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. No deferred share units were granted in the three or nine months ended September 30, 2012 or October 2, 2011. There were no deferred share units outstanding at either January 1, 2012 or September 30, 2012. Cash payments of $128 were made for 46,688 deferred share units during the nine months ended October 2, 2011. There were no cash payments made during the three or nine months ended September 30, 2012 or the three months ended October 2, 2011.

Deferred Share Unit compensation recovery for the nine months ended October 2, 2011 was $21 reflecting mark-to-market adjustments.   There will be no further Deferred Share Unit compensation recoveries or expenses subsequent to the first quarter of 2011 since there are no deferred share units outstanding.

 6.       Income taxes
During the three months ended September 30, 2012 the Company recorded a net income tax recoverable of $78 related to a recovery of $360 due to a revision of prior period estimates for US alternative minimum taxes offset by taxes on profits and foreign exchange in certain jurisdictions of $282. During the three months ended October 2, 2011, the Company recorded a net income tax expense of $172, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the nine months ended September 30, 2012 the Company recorded a recovery of $210 due to a revision of prior year estimates for US alternative minimum tax offset by taxes on profits in certain jurisdictions of $538.  During the nine months ended October 1, 2011 the Company recorded a net income tax expense of $505 primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At January 1, 2012, the Company had total net operating loss (“NOL”) carry forwards of $107,833, which will expire in the years presented below:

2012	$1,260
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2021	11,365
2022	16,207
2023	27,270
2025-2031	36,131
$107,833

At September 30, 2012 and January 1, 2012, the Company had gross unrecognized tax benefits of $279 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2011 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2011 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $61 and $48 accrued for interest and penalties as of September 30, 2012 and January 1, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period and foreign exchange revaluation.

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

7.           Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic weighted average shares outstanding	16,319,255	16,200,575	16,283,803	16,113,866
Dilutive stock options (a) (b)	124,798	—	135,469	—
Diluted weighted average shares outstanding	16,444,053	16,200,575	16,419,272	16,113,866

(a)
For the three and nine months ended September 30, 2012, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $3.08 and $3.24  per share, respectively. For the three and nine months ended September 30, 2012, the calculation did not include 590,600 and 408,267 stock options, respectively, as the effect would have been anti-dilutive.

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

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues from continuing operations
Mexico	$59,546	$27,111	$169,613	$89,003
China	10,680	9,135	37,921	28,091
Canada	10,322	6,103	29,377	27,013
U.S.	16,078	4,843	41,690	11,679
Total	$96,626	$47,192	$278,601	$155,786
Intersegment revenue
Mexico	$(235)	$(1,530)	$(2,483)	$(2,174)
China	(380)	—	(2,295)	(189)
Canada	(2,211)	(1,507)	(5,014)	(4,053)
U.S.	(7,964)	(73)	(10,101)	(90)
Total	$(10,789)	$(3,110)	$(19,892)	$(6,506)
Net external revenue from continuing operations
Mexico	$49,049	$25,581	$131,570	$86,829
China	10,300	9,135	35,626	27,865
Canada	8,111	4,596	24,363	22,960
U.S.	8,114	4,770	31,589	11,589
Total	$75,575	$44,082	$223,149	$149,243
Adjusted EBITDA
Mexico	$3,214	$1,959	$10,154	$7,214
China	101	662	1,522	1,001
Canada	(1,560)	(1,534)	(3,222)	(2,646)
U.S.	801	(355)	2,721	(636)
Total	$2,556	$732	$11,175	$4,933
Interest	526	326	1,531	981
Loss on extinguishment of debt	—	300	—	300
Restructuring charges	—	686	451	2,793
Depreciation	786	704	2,310	2,059
Earnings (loss) before income taxes	$1,244	$(1,284)	$6,883	$(1,200)

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Mexico	$187	$703	$1,891	$1,250
China	143	6	1,819	6
Canada	43	63	634	1,171
U.S.	140	20	558	140
Total	$513	$792	$4,902	$2,567

Long-lived assets (a)
	September 30, 2012	January 1, 2012
Mexico	$10,498	$10,170
China	2,358	631
Canada	2,884	2,686
U.S.	2,207	1,868

Total	$17,947	$15,355

(a)
Long-lived assets information is based on the principal location of the asset. During the three months ended July 1, 2102 $1,500 of long-lived assets were purchased from Alco Electronics Ltd. in China.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 30 1, 2012 and October 2, 2011:

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
U.S.	$53,341	$26,419	$158,542	$89,117
Canada	20,539	14,111	53,546	46,075
Europe	1,576	3,206	10,560	10,593
Asia	115	341	449	3,430
Mexico	4	5	52	28
Total	$75,575	$44,082	$223,149	$149,243

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

During the three months ended September 30, 2012, two customers individually comprised 36.6% and 11.1% (October 2, 2011– four customers individually comprised 22.5%, 11.6%, 11.0% and 10.4%) of total revenue across all geographic segments. During the nine months ended September 30, 2012 two customers individually comprised 34.3% and 13.4% (October 2, 2011 – four customers individually comprised 17.7%, 12.2%, 11.9% and 10.3%) of total revenue from continuing operations across all geographic segments.  As of September 30, 2012, these customers represented 30.3%, and 10.7%, respectively, (January 1, 2012, 22% and 4%, respectively) of the Company’s accounts receivable.

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

The following table details the change in restructuring accrual for the nine months ended September 30, 2012, relating to the 2011 Plan:
Severance
2011 Plan
Balance as at January 1, 2012	$915
Payments	(409)
Balance as at April 1, 2012	506
Payments	(186)
Balance as at July 1, 2012	320
Payments	(162)
Balance as at September 30, 2012	$158

Remaining accrued amounts relating to the 2011 Plan consist of severance payments of $158 in Canada that are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

The following table details the change in restructuring accrual for the nine months ended September 30, 2012, relating to the 2012 Plan:
	Severance	Facility exit costs	Total
2012 Plan
Balance as at January 1, 2012	$—	$—	$—
Charges	196	255	451
Payments	(126)	—	(126)
Balance as at April 1, 2012	$70	$255	$325
Payments	(70)	—	(70)

Balance as at July 1, 2012 and September 30, 2012	$—	$255	$255

Remaining accrued amounts relating to the 2012 Plan in the United States are expected to be paid out by the end of fiscal 2012 through a drawdown on the revolving credit facilities.

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

11.      Derivative financial instruments

The Company has entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for the next five months, and Mexican peso denominated payroll, rent and utility cash flows for the next ten months. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at September 30, 2012:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD

Canadian Dollar	Buy	CAD 12,500	$12,045

Mexican Peso	Buy	MXN 171,282	$12,900

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on September 30, 2012 was $1,119 for the three month period ended September 30, 2012 and the unrealized gain for the nine month period ended September 30, 2012 was $1,126, which were included in cost of sales in the statement of operations and comprehensive income. The realized loss on these contracts for the quarter was $79 and the realized gain for the nine month period was $357, and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income.  Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820). During the three and nine month periods ended October 2, 2011, unrealized loss on revaluation of derivative financial instruments was $125.

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at the following dates:

	September 30, 2012	January 1, 2012
Prepaid expenses and other assets	$1,083	$190
Accrued liabilities	—	(233)
Net fair value of derivative financial instruments	$1,083	$(43)

12.      Acquisitions

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $967 and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during the three months ended July 1, 2012 resulting in recognition of a gain of $650.

13.      Loss on extinguishment of debt

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

Developments in 2012

In the third quarter of 2012, revenue was $75.6 million compared to $44.1 million for the third quarter of 2011. Revenue has increased for the fourth consecutive quarter.

Year to date revenue increased $73.9 million, or 49.5%, from $149.2 million for the first nine months of 2011 to $223.1 million for the first nine months of 2012 mainly due to an increase in revenue for two of the Company’s long standing customers, combined with revenue generated from new customers.  New customers have contributed $25.4 million in increased revenue, more than offsetting the loss of customers and existing programs.

For the nine months ended September 30, 2012, the Company recorded net income of $6.6 million compared to a net loss of $1.7 million for the comparative period in the prior year. This was mainly due to an increase in revenue levels and the resulting impact on the ability to cover fixed costs, improved selling, general and administration expenses and as a percentage of revenue, a reduction in restructuring costs, a gain on contingent consideration and realized and unrealized foreign exchange gains on forward foreign exchange contracts.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 30, 2012 compared with the quarter ended October 2, 2011:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 30, 2012		Three months ended October 2, 2011		Change 2012 to 2011
	$	%	$	$	$	%
Revenue	$75.6	100.0%	$44.1	100.0%	$31.5	71.4%
Cost of sales	69.6	92.1%	40.4	91.6%	29.2	72.3%

Gross profit	6.0	7.9%	3.7	8.4%	2.3	62.2%
Selling, general and administrative expenses	4.2	5.5%	3.7	8.4%	0.5	13.5%
Loss on extinguishment of debt	—	—	0.3	0.7%	(0.3)	—
Restructuring charges	—	—	0.7	1.6%	(0.7)	—
Operating (loss) earnings	1.8	2.4%	(1.0)	(2.3)%	2.8	280%
Interest expense	0.5	0.7%	0.3	0.7%	0.2	66.7%
Earnings before income taxes	1.3	1.7%	(1.3)	(2.9)%	2.6	200%
Income tax (recoverable) expense
Current	(0.1)	(0.1%)	0.1	0.2%	(0.2)	(200)%
Deferred	—	—	0.1	0.2%	(0.1)	(100)%
	(0.1)	0.4%	0.2	0.4%	(0.3)	(150)%
Net earnings	$1.4	1.9%	$(1.5)	(3.4)%	$2.9	193%

Revenue

Revenue increased $31.5 million, or 71.4%, from $44.1 million for the third quarter of 2011 to $75.6 million for the third quarter of 2012 mainly due to an increase in revenue for three of the Company’s long-standing customers, combined with revenue for a full quarter from the customers acquired in the ZF Array acquisition compared to one month in the third quarter of 2011 and revenue generated from new customers.  New customers have contributed $4.3 million in increased revenue, more than offsetting attrition.

During the third quarter of 2012, revenue from the industrial sector increased to $59.1 million compared with $32.6 million for the same period in 2011, mainly due to the increase from the customers described above. Revenue from the industrial sector as a percentage of total revenue increased to 78.1% in the third quarter of 2012 compared with 73.9% in the third quarter of 2011.

Revenue from the communications sector increased in the third quarter of 2012 to $5.6 million compared to $2.5 million for the third quarter of 2011, which represented 7.4% of revenue in the third quarter of 2012, up from 5.7% of revenue in the third quarter of 2011. The increase was due to one new customer.

Revenue from the networking and enterprise computing sector increased to $7.4 million for the third quarter of 2012 compared with $6.6 million in 2011. The increase was due to one customer with increased demand. However, due to a larger increase in the industrial sector in the third quarter in 2012, as a percentage of total revenue this sector decreased to 9.9% of revenue compared to 15.0% in the third quarter in 2011.

Revenue for the medical sector increased by $1.1 million to $3.5 million in the third quarter of 2012, compared to $2.4 million in the third quarter of 2011 due to the increase in demand from one customer. However, revenue from the medical sector as a percentage of total revenue decreased to 4.6% in the third quarter of 2012 compared with 5.5% in the third quarter of 2011 due to the large increase in the industrial sector in the third quarter of 2012.

During the third quarter of 2012, the Company recorded approximately $1.9 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.1 million in the third quarter of 2011. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.5% of revenue from continuing operations during the third quarter of 2012, compared with 83.1% in the third quarter of 2011. Revenue from the two largest customers during the third quarter of 2012 was $27.7 million and $8.4 million representing 36.6%, and 11.1% of total revenue for the third quarter of 2012, respectively. This compares with revenue from our four largest customers of $9.9 million, $5.1 million, $4.9 million, and $4.6 million representing 22.5%, 11.6%, 11.0%, and 10.4% of total revenue for the third quarter of 2011, respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2012, 65.0% of our revenue was attributable to production from our operations in Mexico, 13.6% in Asia, 10.7% in Canada and 10.7% in the U.S.  During the third quarter of 2011, 58.0% of our revenue was attributable to production from our operations in Mexico, 20.7% in Asia, 10.4% in Canada and 10.8% in the U.S.

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

Gross Profit

Gross profit for the third quarter of 2012 increased by $2.3 million to $6.0 million, However gross profit as a percentage of revenue decreased from 8.4% of revenue in the third quarter of 2011 to 7.9% in the third quarter of 2012.  The main reason for the decrease in gross margin percentage was due to the increase in the cost of materials, inefficiency in labor, and severance cost at the Markham facility, slightly offset by an unrealized foreign exchange gain.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income.  Included in cost of sales for the third quarter of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized loss of $0.1 million. During the third quarter of 2011 an unrealized loss was recognized as a result of revaluing the instruments to fair value of $0.1 million. There was no realized gain or loss related to forward foreign exchange contracts recorded in the third quarter of 2011.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.5 million during the third quarter of 2012 to $4.2 million, however, as a percentage of sales has decreased to 5.5% from 8.4% in the third quarter of 2011.  The increase was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, and the assumption of headcount from ZF Array.

Loss on Extinguishment of Debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $0.3 million. There was no loss on extinguishment of debt in the third quarter of 2012.

Restructuring Charges

During the third quarter of 2011, the Company continued its 2011 Restructuring Plan. The Company recorded restructuring charges of $0.7 million, consisting of severance costs of $0.2 million in the United States, $0.2 million in the Markham facilities, and $0.3 in the corporate office. There were no restructuring  charges recorded in the third quarter of 2012.

Interest Expense

Interest expense increased from $0.3 million in the third quarter of 2011 to $0.5 million in the third quarter of 2012, primarily resulting from an increased average debt level to support the increase in working capital required for the increased revenue level. Interest expense in the third quarter of both 2011 and 2010 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.3% and 4.6% for each of the third quarters of 2012 and 2011, respectively.

Income Tax Expense

During the three months ended September 30, 2012 the Company recorded a net income tax recoverable of $0.1 million related to a recovery of $0.4 million due to a revision of prior period estimates for US alternative minimum taxes offset by taxes on profits and foreign exchange in certain jurisdictions of $0.3 million. During the three months ended October 2, 2011, the Company recorded a net income tax expense of $0.2 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

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

At September 30, 2012, the Company had total net operating loss carry forwards of $107,833, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Nine months ended September 30, 2012 compared with nine months ended October 2, 2011:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 30, 2012		Nine months ended October 2, 2011		Change 2012 to 2011
	$	%	$	%	$	%
Revenue	$223.1	100.0%	$149.2	100.0%	$73.9	49.5%
Cost of sales	202.3	90.7%	135.7	90.9%	66.6	49.1%
Gross profit	20.8	9.3%	13.5	9.1%	7.3	54.1%
Selling, general and administrative expenses	12.6	5.6%	10.6	7.1%	2.0	18.9%
Contingent Consideration	(0.7)	(0.3)%	—	—	(0.7)	—
Loss on extinguishment of debt	—	—	0.3	0.2%	(0.3)	—
Restructuring charges	0.5	0.2%	2.8	1.9%	(2.3)	—
Operating earnings	8.4	3.8%	(0.2)	0.1%	8.6	430.0%
Interest expense	1.5	0.7%	1.0	0.7%	0.5	50.0%
Earnings before income taxes	6.9	3.1%	(1.2)	(0.8)%	8.1	675.0%
Income tax expense
Current	0.3	0.1%	0.5	0.3%	(0.2)	(40.0)%
Deferred	—	0.0%	—	0.0%	—	—
	0.3	0.1%	0.5	0.3%	(0.2)	(40.0)%
Net earnings	$6.6	3.0%	$(1.7)	(1.1)%	$8.3	488.2%

Revenue

Revenue increased $73.9 million, or 49.5%, from $149.2 million for the first nine months of 2011 to $223.1 million for the first nine months of 2012 mainly due to an increase in revenue for two of the Company’s long standing customers, combined with revenue generated from new customers.  New customers have contributed $25.4 million in increased revenue, more than more than offsetting the loss of customers and existing programs.

During the first nine months of 2012, revenue from the industrial sector increased to $177.7 million compared with $106.4 million for the same period in 2011, mainly due to the increase from two customers described above and revenue generated from new customers. Revenue from the industrial sector as a percentage of total revenue increased to 79.6% in the first nine months of 2012 compared with 71.3% in the first nine months of 2011.

Revenue from the communications sector increased to $17.2 million for the first three quarters of 2012 compared to $10.2 million in 2011, which represented 7.7% of revenue in the first nine months of 2012, compared with 6.8% of revenue in the first nine months of 2011. The increase was due to two new customers in 2012 slightly offset by a decrease in one existing customer.

Revenue from the networking and enterprise computing sector decreased to $17.6 million for the first three quarters of 2012 compared to $25.3 million in 2011, which represented 7.9% of revenue in the first nine months of 2012, down from 17.0% of revenue in the first nine months of 2011. The decrease was due to two customers with lower demand.

Revenue for the medical sector increased by $3.3 million to $10.6 million for the first nine months of 2012, compared to $7.3 million in the first nine months of 2011 due to the increase in demand from one customer. Revenue from the medical sector as a percentage of total revenue remained consistent year over year with a slight decrease in the first nine months of 2012 to 4.8% of revenue compared to 4.9% in 2011.

During the first nine months of 2012, the Company recorded approximately $4.2 million of sales of raw materials inventory to customers, which carried no margin, compared with $3.7 million in the first nine months of 2011. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 88.7% of revenue from continuing operations during the first nine months of 2012, compared with 81.8% in the first nine months of 2011. Revenue from our two largest customers during the first nine months of 2012 was $76.4 million, and $29.9 million, representing 34.3%, and 13.4% of total revenue for the first nine months of 2012, respectively. Revenue from our four largest customers during the first nine months of 2011 was $26.4 million, $18.3 million, $17.8 million and $15.4 million, representing 17.7%, 12.2%, 11.9 % and 10.3% of total revenue for the first nine months of 2011, respectively. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2012, 59.0% of our revenue was attributable to production from our operations in Mexico, 16.0% in Asia, 14.1% in the US and 10.9% in Canada. During the first nine months of 2011, 58.2% of our revenue was attributable to production from our operations in Mexico, 18.7% in Asia, 15.4% in Canada and 7.8% in the U.S.

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

Gross Profit

Gross profit for the first nine months of 2012 increased by $7.2 million to $20.8 million or 9.3% of revenue compared with 9.1% of revenue for the same period in 2011.  The main reason for the increase in gross margin percentage was due an unrealized foreign exchange gain, slightly offset by the increase in the cost of materials and inefficiency in labor.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income.  Included in cost of sales for the first nine months of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized gain of $0.4 million. During the first nine months of 2011 an unrealized loss was recognized as a result of revaluing the instruments to fair value of $0.1 million. There was no realized gain or loss related to forward foreign exchange contracts recorded in the first nine months of 2011.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million during the first nine months of 2012 to $12.6 million, however, as a percentage of sales has decreased to 5.6% from 7.1% in the first nine months of 2011.  The increase was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, the assumption of headcount from ZF Array, and increased business trip expense to generate additional revenue.

Restructuring Charges

During the first nine months of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximated 16 full-time equivalents.

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

Loss on Extinguishment of Debt

Upon the repayment of the Company’s previous credit facility with Wells Fargo during the first nine months of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $0.3 million. There was no loss on extinguishment of debt in the first nine months of 2012.

Interest Expense

Interest expense increased from $1.0 million in the first nine months of 2011 to $1.5 million for the first nine months of 2012, an increase of $0.5 million primarily resulting from increased average debt levels to support the increase in working capital required for the increased revenue level. Interest expense in the first nine months of 2012 included amortization of deferred financing fees of $0.3 million, compared to $0.2 million for the same period of 2011. The weighted average interest rates with respect to the debt were 3.3% and 3.7% for each of the first nine months of 2012 and 2011, respectively.

Income Tax Expense

During the nine months ended September 30, 2012 the Company recorded a recovery of $0.2 million due to a revision of prior year estimates for US alternative minimum tax offset by taxes on profits in certain jurisdictions of $0.5 million  During the nine months ended October 1, 2011 the Company recorded a net income tax expense of $0.5 million primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

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

At September 30, 2012, the Company had total net operating loss carry forwards of $107,833, of which $1,260 will expire in 2012, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $11,365 will expire in 2021, $16,207 will expire in 2022, $27,270 will expire in 2023, and the remainder will expire between 2025 and 2031.

Liquidity

Net cash used in operating activities during the nine months ended September 30, 2012 was $6.6 million driven by working capital changes, slightly offset by the net income generated by the Company. Net working capital increased by $14.6 million mainly due to increases in accounts receivable, inventory, accounts payable and accrued liabilities. Accounts receivable days sales outstanding were 51 and 54 days for the nine months ended September 30, 2012 and October 2, 2011, respectively. The decrease was largely due to quicker payment from a few customers.  Inventory turnover, on an annualized basis increased to 5 times for the nine months ended September 30, 2012 and is back in line with historical rates compared to 3 times for the nine months ended October 2, 2011.

For the first 9 months of 2011 the inventory turnover was much lower than desired due to the substantial increase in inventory at the end of the third quarter to ramp up for the large increase in orders for the fourth quarter. Accounts payable days outstanding were 57 days at the end of the first nine months of 2012 compared to 72 days for the same period in 2011, as in the third quarter of 2011, there was a large inventory increase that was received in the last month of the quarter, resulting in a higher payable balance and increase in days at the end of the quarter.

Net cash provided by financing activities during the nine months ended September 30, 2012 was $9.0 million compared to $7.6 million for the nine months ended October 2, 2011. During the nine months ended September 30, 2012, the Company increased net debt by $10.6 million to support the increase in working capital required for the increased revenue level, compared to an increase of $9.5 million for the comparative period in 2011 mainly due to funding the ZF Array acquisition. During the nine months ended September 30, 2012, the Company generated $0.2 million in proceeds from the issuance of stock from executive option exercises, repaid capital lease payments of $1.3 million, paid contingent consideration of $0.7 million and received proceeds for sales leaseback of $0.2 million. During the nine months ended October 3, 2011, the Company generated $0.3 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $1.2 million

Net cash used in investing activities for the nine months ended September 30, 2012 was $4.0 million which entirely consisted of additions of property, plant and equipment. Net cash used in investing activities during the nine months ended October 2, 2011 was $3.5 million, consisting of cash paid for the acquisition of ZF Array of $4.0 million, net of cash acquired of $1.0 million, and $0.4 million in additions of property, plant and equipment.

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

During the nine months ended September 30, 2012, the Company acquired machinery and equipment with a value of $1.0 million through capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended September 30, 2012 was 3.3%. At September 30, 2012, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our U.S. term debt bore interest at 3.73% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended January 1, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of September 30, 2012.

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

Our two largest customers represented 34.3% and 13.4% of total revenue for the nine months ended September 30, 2012. For the first nine months of 2012, our top ten largest customers collectively represented 88.7% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country, which should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with its financial covenants as at September 30, 2012. Management believes that the Company will be in compliance with these covenants for at least the next twelve months. Accordingly, the outstanding balances under the lending agreements continue to be classified as long-term. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

•
We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC and EDC Facilities. These covenants, applicable to specific four quarter rolling periods, include (i) a maximum total debt to EBITDA ratio, (ii) maximum capital expenditures and (iii) a minimum fixed charge coverage ratio. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC and EDC Facilities.

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

Item 6 Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

SMTC CORPORATION

By:	/s/ Alex Walker
Name:	Alex Walker
Title:	Co-Chief Executive Officer

By	/s/ Claude Germain
Name:	Claude Germain
Title:	Co-Chief Executive Officer

Date: November 9, 2012

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.