Form 10-K
period 2012-12-30
SMTC CORP
filed 2013-03-27
CIK 1108320

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $44.7 million on July 1, 2012. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on December 30, 2012, the last business day of the registrant’s most recently completed quarter.

As of February 28, 2013, SMTC Corporation had 16,344,193 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this Report.

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

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or Printed Circuit Board Assemblies (“PCBA”), production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order and end customer fulfillment. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 2,300 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and computing, communications and medical market segments.

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

Our Markham, Ontario (Toronto) site serves as a technical service center of, with particular emphasis on supporting our global manufacturing locations in value engineering, transition management, global supply chain management and procurement engineering. This site also continues to manufacture lower volume, higher complexity printed circuit board assemblies. Production will cease in the second quarter of 2013. Customers will either be moved to a different site or the relationship will discontinue.

Our Chihuahua, Mexico facility serves as SMTC’s largest assembly operation, offering customers high quality services in a highly efficient, cost effective site. This facility operates in a ‘Copy-Exact’ lean process environment located close to North American OEM’s. Offering state of the art PCBA and a full suite of system integration services, along with enclosure and precision sheet metal fabrication, the facility services OEMs requiring lowest cost North America manufacturing.

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

SMTC currently operates two large scale manufacturing facilities located in China. One facility is in ChangAn and the other facility in Suzhou. These sites enable SMTC to capitalize on the strengths of both operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. These facilities offer a full suite of integrated manufacturing services including PCB assembly, testing, box build, final product integration, world-wide customer logistics, and expanded supply chain capabilities through our Hong Kong sourcing and procurement office.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers, offering broader expertise.

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency and capital investment of EMS providers. OEMs use EMS providers to enhance their competitive position by:

•
Lowering Product Costs.    EMS providers are better able to reduce total product costs due to electronic manufacturing expertise and higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as established and ongoing relationships with suppliers, EMS providers are able to achieve better pricing and better working capital management.

•
Reducing Time-to-Market.    Electronics products are experiencing shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and reduce time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

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

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end-of-life phases. We believe that SMTC’s innovative manufacturing services have the capabilities to reduce our customers’ product costs and time-to-market to improve competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

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

System-Level Integration, Box-Build and Test.    Our system and subsystem assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, battery boxes and connector blocks, power supplies, backplanes and thermal controls. Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, radio frequency (RF), precision analog, power, thermal and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBAs, subassemblies and systems to meet our customers’ requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

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

Engineering Services.    We provide services across the entire product life cycle including product design, prototyping, qualification testing and sustaining engineering through product end of life.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 700,000 square feet of capacity, and more than 40 manufacturing and assembly lines. These facilities are strategically located across a broad footprint in the United States, Canada, Mexico, and China, offering regional centers for new product introductions as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer.

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

The SMTC Customer Experience:    SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why some SMTC customers have been with us for more than 10 years, and others more than 19 years.

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

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and how we can support our customers in meeting their goals. Our dedicated team approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operations and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

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

Technology, Processes and Development

The SMTC engineering services team delivers a range of design, engineering and manufacturing solutions. We have electronic engineering expertise in many markets, including power, instrumentation, wired, wireless and optical telecommunications, industrial, medical and consumer markets. We maintain manufacturing equipment and tools to the highest calibration standards possible. We follow a comprehensive preventative maintenance program. Customers rely on our full range of design services—from software and firmware development, to electronic design and PCB layout. We partner with our customers to deliver innovative manufacturing solutions aligned with their business objectives. We offer everything from full-service, turnkey product development and manufacturing to on-site engineering support.

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

SMTC’s box build experience spans the past 13 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. Order fulfillment and configuration to order is handled throughout the integration service, specific to the needs of the customer.

SMTC’s order fulfillment and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also implement responsive, efficient and cost-effective configure-to-order and order fulfillment solutions. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

Our design services capability optimizes product design for maximum performance, higher yields, and faster time-to-market, with the objective to assist our customers become more profitable and more competitive. SMTC provides access to an extensive range of design, value engineering and sustaining engineering services in addition to key process and test engineering capabilities. We support the customer in bringing products to market, enhancing and cost reducing current products and extending life cycle. Early in the product development cycle, SMTC’s design services assist customers in selecting the best architecture for their product based on unit and development cost targets, product functionality and time to market goals. SMTC helps customers develop detailed design specifications and test plans to ensure that their products are both designed and fully tested to their requirements prior to going into volume manufacturing.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is registered as a TL9000 facility. Our San Jose, Markham, Chihuahua and Suzhou facilities are ISO 13485 certified. Our China facilities in ChangAn and Suzhou have both achieved the Environmental Management Standards ISO 14001 certification. Our Suzhou facility has also achieved the QC08000 a Hazardous Substance Process Management (HSPM) system certification, and TS 16949 an International Quality Management Standard certification specifically written by the Automotive Industry. SMTC builds PCB assemblies according to IPC guidelines. We also work closely with standards organizations such as UL and CSA, in compliance with customer requirements.

Marketing and Sales

SMTC has a direct sales channel model with territorial assignments based on geographical coverage of our target markets. Our geographical coverage is enhanced through select manufacturers’ representative companies. Our marketing and sales team works collectively to gain insight on potential customers’ business and market positioning challenges and focuses on a solutions-based approach to enhancing profitability, market positioning and business performance for that customer. Our customer-centric focus continues through to the execution phase of our relationships with a dedicated team-based manufacturing approach throughout all SMTC facilities.

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

The demand management process is a core process at SMTC which drives short and long term planning and execution activities. Effective demand management optimizes materials availability, supply base performance and overall liability management. At SMTC we recognize the need to deploy people, process and technology, as well as extensive customer communication and visibility, to ensure effective demand management execution. This allows for real time analysis, feedback and implementation of changes in customer and end-market demand, rapid communication to suppliers of changes in requirements, and a truly responsive end-to-end supply chain.

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

Visibility solutions are customized to support a range of requirements, including inventory visibility, master production schedule (MPS) simulation, clear-to-build (CTB), available-to-promise (ATP), end-market demand steering, and service parts management. Kinaxis provides a single view of inventory across all SMTC plants and hubs as well as a view of materials supply. Custom reports can be set up to automatically email within SMTC and to SMTC customers on regular intervals. Inventory and supply base liabilities dashboard has proven to be a valuable tool for both SMTC and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

The Company established a purchasing office in Kowloon, Hong Kong in 2010 which serves to improve access to the broad base of component suppliers in the Asia region and provide the Company with competitive pricing. The Hong Kong office manages component sourcing to support the Asian manufacturing operations, as well as providing support for the Company's operations in North America.

SMTC Suppliers

RapidResponse works hand-in-hand with E-plenishment, SMTC's electronic business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through E-plenishment, SMTC has an ongoing view into supplier on-hand inventories and is able to more effectively plan factory capacities and provide customer delivery commitments.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional electronic data interchange. We believe our volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

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

Revenue in fiscal 2012 was attributed to the following industry sectors: 80.0% from industrial, 8.4% from networking and computing, 6.9% from communications and 4.7% from medical. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

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

SMTC has achieved ISO 13485 certification at its Chihuahua, Markham, San Jose and Suzhou facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years’ experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

SMTC completed the requirements and received licensing by the State of California Food and Drug Branch (FDB) to manufacture Class 1 and Class 2 medical devices at our San Jose, California facility. The FDB, which partners with the Food and Drug Administration (FDA), has authorized SMTC to operate under the rigorous quality guidelines of California's Device Manufacturing Licensing laws. SMTC has demonstrated compliance with all applicable state laws including the federal Good Manufacturing Practice (GMP), and the Quality System Regulations (QSR). Manufacturers must renew their license annually, and the FDB conducts periodic renewal inspections.

In 2012, SMTC was recognized for excellence in quality and service by Frost & Sullivan with the ‘Global EMS Award for Product Quality Leadership’ for consistently delivering and exceeding customer expectations in maintaining a high level of quality throughout its organization. More recently Frost & Sullivan recognized SMTC with the 2013 North America Award for Growth Leadership. Each year, Frost & Sullivan presents this award to the company that has demonstrated excellence in capturing the highest annual compound growth rate for the past three years, and recognizes SMTC as one of the fastest growth companies in 2012.

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

In 2006, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. Beginning January 1, 2007, the State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003 which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

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
SMTC de Chihuahua S.A. de C.V. (Mexico)
SMTC Electronics Dongguan Company Limited (China)
SMTC Electronics (Suzhou) Company Limited (China)
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
SMTC Manufacturing Corporation of Texas (Texas)
SMTC Manufacturing Corporation of Wisconsin (Wisconsin)
SMTC Mex Holdings, Inc. (Delaware)
SMTC Nova Scotia Company (Nova Scotia, Canada)
ZF Array Technology, Inc. (California)

Our Company’s present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM Holdings Inc. in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM Holdings Inc. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM Holdings Inc. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established.

Backlog

Although we obtain firm purchase orders from our customers, our customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of December 30, 2012, we employed approximately 2,300 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 30, 2012, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005, in 2009 and in 2011. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that such economic slowdown will have on it

A majority of our revenue comes from a small number of customers; if we lose any of our larger customers, our revenue could decline significantly.

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

Two of our largest customers represented 36% and 12% of total revenue, respectively for the year ended December 30, 2012. Our top ten largest customers collectively represented 88% of our total revenue for the year. Although the business has become more diversified, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currencies, particularly the weakening of the US dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, commencing in fiscal 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso.

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

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. As a result, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases, which could reduce operating income. In addition, we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

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

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  The PNC revolving credit facility will bear interest at the base commercial lending rate of PNC in the United States plus one quarter of one percent, and the base commercial lending rate in Canada. The base commercial lending rate of each respective country of borrowing, should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company violated certain of its bank covenants as of December 30, 2012.  Subsequent to December 30, 2012, the Company secured waivers to these lending agreements covering these events of default.  In addition, the Company and its lenders have amended the lending agreements and management believes that it is probable the Company will be in compliance with these covenants for at least the next 12 months.  Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

•
We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC and EDC Facilities. These covenants, applicable to specific four quarter rolling periods, include (i) maximum capital expenditures, (ii) minimum EDITDA and (iii) maximum cash conversion cycle. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC and EDC Facilities.

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

The terms of our credit facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). The revolver portion of the credit facilities also has a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our credit facilities.

If we are not able to comply with these covenants and requirements the lenders have the right to demand accelerated payment and we would have to seek alternative sources of financing, for which there can be no assurance financing would be available, or be available on acceptable terms. In addition, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations. If our borrowing base is diminished we may not have sufficient access to capital to finance operations or capital needs.

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

On July 17, 2012, our board of directors and shareholders approved an extension to a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

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

Facilities

We conduct our operations within approximately 700,000 square feet of building space. Even with the planned closure of the Markham facility in the second quarter of 2013, we believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Markham, Ontario	100,000	Leased
San Jose, California	65,000	Leased
Chihuahua, Mexico	275,000	Owned
Chang An, China	192,000	Leased
Suzhou, China	67,000	Leased

All of our principal facilities are ISO certified to ISO 9001 or ISO 9002 standards. ISO 9001 and ISO 9002 are commonly recognized standards in the EMS industry that are published by the International Organization for Standardization and relate to quality management systems. ISO 9001 contains requirements for quality assurance in design, development, production, installation and servicing. ISO 9002 contains requirements for quality assurance in production, installation and servicing.  In addition, SMTC achieved ISO 13485 certification at its Chihuahua, Markham, San Jose and Suzhou facilities.  ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices.

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended December 30, 2012 and January 1, 2012.

	Common Stock Price
	2012		2011
	High	Low	High	Low
First Quarter	$3.85	$2.43	$3.74	$2.49
Second Quarter	4.00	2.90	2.75	1.90
Third Quarter	3.37	2.63	2.34	1.17
Fourth Quarter	3.13	2.05	2.90	1.34

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index, a peer group chosen by the Company for fiscal 2012 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics, Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina-Sci Corporation and Sigmatron International Inc.

The total stockholder return assumes $100 invested on December 31, 2007 in Common Stock of the Company, the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future price performance.

Holders

As of February 28, 2013, there were approximately 150 holders of record of the Company’s common stock.

As of February 28, 2013, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $.01 per share, of which, as of such date, 16,344,193 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $.01 per share, of which, as of such date, one share was issued and outstanding.

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

Consolidated Statement of Operations Data:
(in millions, except per share amounts)

	Years Ended
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	January 4, 2009
Revenue	$296.3	$220.4	$262.6	$179.5	$206.9
Cost of sales	269.8	199.1	233.1	162.0	188.5
Gross profit	26.5	21.3	29.5	17.5	18.4
Selling, general and administrative expenses	17.3	14.8	17.9	12.7	12.9
Gain on contingent consideration (a)	(0.7)	—	—	—	—
Restructuring charges (b)	2.2	2.7	—	0.8	0.5
Loss on extinguishment of debt	—	0.3	—	—	0.6
Other expenses (recoveries) (c)	—	0.1	—	—	(0.2)
Operating earnings	7.7	3.4	11.6	4.0	4.6
Interest expense	2.0	1.4	1.7	2.0	2.9
Earnings before income taxes and discontinued operations	5.7	2.0	9.9	2.0	1.7
Income tax expense (recovery)	(1.8)	0.8	(2.5)	(0.3)	0.1
Earnings from continuing operations	7.5	1.2	12.4	2.3	1.6
Loss from discontinued operations (d)	—	—	—	(5.9)	(7.5)
Net earnings (loss), also being comprehensive income (loss)	$7.5	$1.2	$12.4	$(3.6)	$(5.9)
Basic earnings (loss) per share
Basic earnings per share from continuing operations	$0.46	$0.07	$0.82	$0.16	$0.11
Basic loss per share from discontinued operations	—	—	—	(0.41)	(0.51)
Basic earnings (loss) per common share	$0.46	$0.07	$0.82	$(0.25)	$(0.40)
Diluted earnings (loss) per share
Diluted earnings per share from continuing operations	$0.46	$0.07	$0.79	$0.16	$0.11
Diluted loss per share from discontinued operations	—	—	—	(0.41)	(0.51)
Diluted earnings (loss) per common share	$0.46	$0.07	$0.79	$(0.25)	$(0.40)
Weighted average number of shares outstanding
Basic	16.3	16.1	15.1	14.6	14.6
Diluted	16.4	16.2	15.6	14.6	14.6

(a)
Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during 2012 resulting in recognition of a gain of $0.7 million.

(b)
During fiscal 2012, the Company recorded restructuring charges of $2.2 million consisting of facility exit costs and severance related to the 2012 Plan. During fiscal 2011, the Company recorded net restructuring charges of $2.7 million consisting of severance charges related to the 2011 Plan. During fiscal 2009, the Company recorded restructuring charges consisting of severances of $0.8 million relating to the 2009 Plan. During fiscal 2008, the Company recorded restructuring charges consisting of severances of $0.7 million relating to the 2008 Plan, partially offset by proceeds of liquidation pertaining to assets written off under the 2002 Plan, of $0.2 million.

(c)
In Fiscal 2011, the Company recorded $0.1 million in expenses relating to the acquisition of a subsidiary. In Fiscal 2008, the Company recorded an unrealized gain on derivative instruments of $0.2 million.

(d)
Discontinued operations - Effective June 30, 2009, the Company closed its Boston, Massachusetts facility.  Results of this operation are reported as discontinued operations for the current and comparative reporting periods.

Consolidated Balance Sheet Data and Other Financial Data:
(in millions)

	As at and for the Years Ended

	December 30, 2012	January 1, 2012		January 2, 2011	January 3, 2010	January 4, 2009
Cash	$2.2	$2.6		$0.9	$1.6	$2.6
Working capital	20.6	20.3(1)		23.2	24.3	20.8
Total assets	121.7	114.3		98.4	93.6	87.3
Long-term debt (1) and capital lease obligations, less current portion	1.3	4.9	(1)	8.0	21.2	17.5
Shareholders’ equity	42.7	34.6		32.8	18.3	21.3
Capital expenditures	7.2	4.0		2.2	1.0	2.8
Cash flows provided by (used in) operating activities	9.9	2.0		14.0	(6.3)	7.1
Cash flows provided by (used in) financing activities	(4.0)	3.6		(13.5)	5.5	(3.6)
Cash flows (used in) investing activities	(6.3)	(3.9)		(1.2)	(0.2)	(1.1)

(1)	As restated, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 30, 2012. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 30, 2012 and January 1, 2012. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 3, 2011	July 3, 2011	Oct 2, 2011	Jan 1, 2012	Apr 1, 2012	July 1, 2012	Sep 30, 2012	Dec 30, 2012
Revenue	$56.3	$48.8	$44.1	$71.1	$72.4	$75.1	$75.6	$73.2
Gross profit	5.1	4.6	3.8	7.8	7.5	7.3	6.0	5.7
Net earnings (loss)	0.7	(1.0)	(1.4)	2.9	2.4	2.8	1.3	1.0
Earnings (loss) per share – basic	$0.05	$(0.06)	$(0.09)	$0.17	$0.15	$0.17	$0.08	$0.06
Earnings (loss) per share – diluted	$0.05	$(0.06)	$(0.09)	$0.17	$0.15	$0.17	$0.08	$0.06
Weighted average number of shares outstanding — basic	16.0	16.0	16.2	16.2	16.2	16.3	16.3	16.3
Weighted average number of shares outstanding — diluted	16.3	16.0	16.2	16.3	16.4	16.4	16.4	16.4

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This MD&A contains discussion in thousands of US dollars unless specifically stated otherwise.

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Canada, Mexico, and China, with approximately 2,300 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

On March 13, 2013, the Company's management, with the agreement of the Audit Committee of the Board of Directors, determined that the Company would restate certain of its previously issued consolidated financial statements for the year ended January 1, 2012 and the quarterly periods ended October 2, 2011 and April 1, July 1 and September 30, 2012 in order to reclassify its revolving credit facility as a current liability. The Company reached its conclusion based on its consideration of FASB ASC Topic 470, "Debt" and a reevaluation of the terms of the Company's revolving credit facility

The reclassification resulted in a $14.96 million decrease in long-term debt and a corresponding increase in current liabilities as of October 2, 2011; a $12.45 million decrease in long-term debt and a corresponding increase in current liabilities as of January 1, 2012; a $24.59 million decrease in long-term debt and a corresponding increase in current liabilities as of April 1, 2012; a $23.09 million decrease in long-term debt and a corresponding increase in current liabilities as of July 1, 2012; and a $25.24 million decrease in long-term debt and a corresponding increase in current liabilities as of September 30, 2012. The restatement of the January 1, 2012 balance is reflected in the annual consolidated balance sheets.

The adjustment to long term debt and corresponding adjustment to current liabilities are the only adjustments required by the restatement of the consolidated balance sheets. The restatement did not impact cash flows or the results of operations for the affected periods.

Amounts included in the consolidated balance sheets as at September 30, 2012, July 1, 2012, April 1, 2012, January 1,2012 and October 2, 2011, as previously reported, together with amounts as restated, are as follows:

(in thousands)

	At September 30, 2012		At July 1, 2012		At April 1, 2012		At January 1, 2012		At October 2, 2011
Assets	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Current assets:
Cash	$955	$955	$2,369	$2,369	$2,117	$2,117	$2,635	$2,635	$1,603	$1,603
Accounts receivable -net	42,015	42,015	39,846	39,846	42,466	42,466	37,904	37,904	29,519	29,519
Inventories	56,304	56,304	60,700	60,700	54,958	54,958	52,648	52,648	52,492	52,492
Prepaid expenses	3,100	3,100	3,012	3,012	2,472	2,472	1,638	1,638	1,550	1,550
Income taxes recoverable	158	158	-	-	-	-	-	-	-	-
Current portion of deferred income taxes	278	278	278	278	278	278	278	278	-	-
	102,810	102,810	106,205	106,205	102,291	102,291	95,103	95,103	85,164	85,164

Property, plant and equipment, net	17,947	17,947	18,220	18,220	16,702	16,702	15,355	15,355	14,617	14,617
Deferred financing costs-net	613	613	711	711	812	812	916	916	1,035	1,035
Deferred income taxes	2,968	2,968	2,935	2,935	2,968	2,968	2,922	2,922	3,379	3,379
	$124,338	$124,338	$128,071	$128,071	$122,773	$122,773	$114,296	$114,296	$104,195	$104,195
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$42,501	$42,501	$48,029	$48,029	$42,337	$42,337	$46,352	$46,352	$35,840	$35,840
Accrued liabilities	7,016	7,016	8,276	8,276	9,277	9,277	10,164	10,164	10,169	10,169
Income taxes payable	-	-	108	108	48	48	367	367	791	791
Revolving credit facility	-	25,239	-	23,089	-	24,590	-	12,454	-	14,963
Current portion of long-term debt	3,473	3,473	3,705	3,705	3,705	3,705	4,014	4,014	4,322	4,322
Current portion of capital lease obligations	1,712	1,712	1,607	1,607	1,305	1,305	1,449	1,449	1,005	1,005
	54,702	79,941	61,725	84,814	56,672	81,262	62,346	74,800	52,127	67,090

Long-term debt	26,397	1,158	24,015	926	26,443	1,853	15,233	2,779	18,669	3,706
Capital lease obligations	1,640	1,640	2,136	2,136	2,362	2,362	2,150	2,150	1,841	1,841

Shareholders' equity:
Capital Stock	389	389	389	389	4,866	4,866	5,631	5,631	5,796	5,796
Additional Paid-in Capital	263,302	263,302	263,220	263,220	258,642	258,642	257,583	257,583	257,264	257,264
Deficit	(222,092)	(222,092)	(223,414)	(223,414)	(226,212)	(226,212)	(228,647)	(228,647)	(231,502)	(231,502)
	41,599	41,599	40,195	40,195	37,296	37,296	34,567	34,567	31,558	31,558

	$124,338	$124,338	$128,071	$128,071	$122,773	$122,773	$114,296	$114,296	$104,195	$104,195

Developments in the year ended December 30, 2012

For the year ended December 30, 2012 (“fiscal 2012”) revenue increased $76.0 million, or 34.5%, from $220.4 million for the year ended January 1, 2012 (“fiscal 2011”) to $296.3 million.  The majority of the increase in revenue was due increased orders from two of the Company’s long standing customers, combined with having a full year of revenue from the customers acquired in the ZF Array acquisition on August 31, 2011, compared to 4 months in 2011.

Earnings from operations before income taxes increased to $5.7 million in fiscal 2012 compared to $2.0 million in fiscal 2011.  The increase was mainly due to increased revenue levels and the resulting impact on the ability to cover fixed costs. Gross margin percentage declined due to an increase in cost of materials and an inefficiency of labor, slightly offset by realized and unrealized foreign exchange gains. In addition, earnings were largely affected by the performance of our Markham location that we recently announced will be closed by the end of the second quarter of 2013.

During the first quarter of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $0.5 million, consisting of severance costs of $0.2 million and facility exit costs of $0.3 million. Staff levels were reduced by approximately 16 full-time equivalents. During the fourth quarter of 2012, the Company announced that the closure of the Markham facility will occur in the second quarter of 2013 and recorded severance restructuring charges of $1.7 million impacting approximately 197 full-time equivalents.

The Company violated certain of its bank covenants as of December 30, 2012. Subsequent to December 30, 2012, the Company secured waivers to these lending agreements covering these events of default. In addition, the Company and its lenders have amended the lending agreements and management believes that the Company will be in compliance with these covenants for at least the next 12 months. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during fiscal 2012 resulting in recognition of a gain of $0.7 million.

During 2012, SMTC expanded its Chinese operations by opening two large scale manufacturing facilities located in ChangAn and Suzhou. These sites enable SMTC to capitalize on the strengths of both operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. These facilities offer a full suite of integrated manufacturing services including PCB assembly, testing, box build, and final product integration.

The Company generated cash from operations of $9.9 million, $6.3 million was used to invest in machinery and equipment to support the revenue growth, $2.2 million to repay long term debt and $1.7 million for principal payments for capital leases.

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

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	December 30, 2012	January 1, 2012	January 2, 2011
Revenue	100.0%	100.0%	100.0%
Cost of sales	91.1%	90.3%	88.8%
Gross profit	8.9%	9.7%	11.2%
Selling, general and administrative expenses	5.9%	6.7%	6.9%
Restructuring charges	0.7%	1.2%	—
Gain on contingent consideration	(0.2)%	—	—
Loss on extinguishment of debt	—	0.1%	—
Other charges	—	0.1%	—
Operating earnings	2.5%	1.6%	4.3%
Interest expense	0.7%	0.7%	0.6%
Earnings before income taxes	1.8%	0.9%	3.7%
Income tax (recovery) expense
Current	0.1%	0.3%	0.1%
Deferred	(0.8)%	0.1%	(1.1)%
	(0.7)%	0.4%	(1.0)%
Net earnings	2.5%	0.5%	4.7%

Fiscal period ended December 30, 2012 compared to the fiscal period ended January 1, 2012

Revenue

Revenue increased by $75.9 million, or 34.5%, from $220.4 million for fiscal 2011 to $296.3 million for fiscal 2012. The majority of the increase in revenue was due to increased orders from two of the Company’s long standing customers, combined with having a full year of revenue from the customers acquired in the ZF Array acquisition on August 31, 2011, compared to 4 months in 2011.

During fiscal 2012, revenue from the industrial sector represented 80.0% of revenue compared to 73.1% of revenue in fiscal 2011. Revenue from the industrial sector increased by $75.8 million or 47.1% mainly due to the two long standing customers described above.   Revenue from the networking and enterprise computing sector in fiscal 2012 decreased compared to fiscal 2011 by $6.2 million mainly due to decreases in revenue of three customers.  The percentage of revenue attributable to the network and enterprise sector decreased to 8.4% during fiscal 2012 from 14.2% during fiscal 2011.  Revenue from the communications sector increased by $4.4 million or 27.3% in fiscal 2012 mainly due to an increase in revenue of one customer, slightly offset by a decrease in revenue from one customer in this sector. The percentage of revenue attributable to the communications sector decreased to 6.9% during fiscal 2012 from 7.3% during fiscal 2011 due to the greater percentage increase in the industrial sector. Revenue for the medical sector increased by $1.9 million in fiscal 2012 to $13.9 million, compared to $12.0 million in fiscal 2011 due to an increase in revenue from one customer. However, the percentage of revenue attributable to the medical sector decreased to 4.7% during fiscal 2012 from 5.4% during fiscal 2011 due to the greater percentage increase in the industrial sector.

During fiscal 2012, the Company recorded approximately $6.7 million of sales of raw materials inventory to customers, which carried no margin, compared to $4.7 million in fiscal 2011. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 88.4% of revenue during fiscal 2012, compared to 79.4% in fiscal 2011.  Revenue from our two largest customers during fiscal 2012 was $106.0 million and $36.9 million, representing 35.8% and 12.4% of revenue for fiscal 2012, respectively. This compares with revenue from our three largest customers during fiscal 2011 was $48.1 million, $23.3 million and $22.5 million, representing 21.8%, 10.6% and 10.2% of revenue for fiscal 2011, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2012, 61.8% of our revenue was attributable to our operations in Mexico, 14.4% in Asia, 13.7% in the US and 10.1% in Canada. During fiscal 2011, 57.5% of our revenue was attributable to our operations in Mexico, 17.2% in Asia, 14.3% in Canada and 11.0% in the US.

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

Gross Profit

Gross profit increased to $26.5 million in fiscal 2012 from $21.3 million in fiscal 2011 due to the increase in revenue levels. However as a percentage of revenue gross profit decreased by 0.8% to 8.9% in fiscal 2012 compared to 9.7% in fiscal 2011. The decrease in gross margin percentage was due to an increase in cost of materials and an inefficiency of labor, slightly offset by realized and unrealized foreign exchange gains.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in net income in the consolidated statement of operations and comprehensive income.  Included in cost of sales in fiscal 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.6 million, and a realized gain of $0.7 million. During fiscal 2011, an unrealized loss was recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.1 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased from $14.8 million in fiscal 2011 to $17.3 million in fiscal 2012, however decreased as a percentage of revenue from 6.7% for fiscal 2011 to 5.8% of revenue for fiscal 2012. The increase in fiscal 2012 was mainly due to increased labor costs as headcount was increased to correspond with the increase in revenue, the assumption of headcount from ZF Array for a full year, the increase in headcount to support the new Dongguan site and increased travel expenses to generate additional revenue.

The Company determines the allowance for doubtful accounts for estimated credit losses based on the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Restructuring Charges

During the first quarter of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $0.5 million, consisting of severance costs of $0.2 million and facility exit costs of $0.3 million. Staff levels were reduced by approximately 16 full-time equivalents. During the fourth quarter of 2012, the Company announced that the closure of the Markham facility will occur in the second quarter of 2013 and recorded severance restructuring charges of $1.8 million, impacting approximately 197 full-time equivalents.

During fiscal 2011, the Company recorded restructuring charges of $2.7 million, consisting largely of severance charges of $0.6 million in the Mexican segment, $2.0 million in the Canadian segment, and $0.1 million in the U.S. segment and reduced staff levels by 241, 150 and 1 in each segment respectively, in response to expected lower revenues in the year.

Acquisition Costs

There were no acquisition charges in fiscal 2012.

In fiscal 2011 the Company acquired 100% of the outstanding common shares of ZF Array a privately held electronics manufacturing services provider based in San Jose, California. The purchase price was $6.4 million, of which $2.4 million was composed of a 2-year performance based earn out. Acquisition costs related to this purchase were $0.1 million.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $967 and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during fiscal 2012 resulting in recognition of a gain of $650.

Interest Expense

Interest expense increased by $0.5 million, from $1.5 million in fiscal 2011 to $2.0 million in fiscal 2012. Included in interest expense is amortization of deferred financing fees of $0.4 million for fiscal 2012, compared to $0.3 million in fiscal 2011.

Interest expense increased in fiscal 2012 due to higher average debt levels to support the increase in working capital required for the increased revenue compared to fiscal 2011. The weighted average interest rates with respect to the debt were 3.3% and 3.6%, for the periods ended December 30, 2012 and January 1, 2012, respectively.

Income Tax Expense

The net tax recovery for fiscal 2012 of $1.8 million is due to a $2.4 million deferred tax recovery primarily related to a release of valuation allowance associated with deferred tax assets in the U.S., offset by minimum taxes in Mexico.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under Accounting Standards Codification (“ASC”) 740, “Income Taxes”, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainly in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004.  In 2010 and 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At December 30, 2012, the Company had total net operating loss carry forwards of $79.9 million, of which $2.8 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $18.3 million will expire in 2023, and the remainder will expire between 2026 and 2031.

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

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 79.4% of revenue during fiscal 2011, compared to 88.1% in fiscal 2010 as the business has become more diversified.  Revenue from our three largest customers during fiscal 2011 was $48.1 million, $23.3 million and $22.5 million, representing 21.8%, 10.6% and10.2% of revenue for fiscal 2011, respectively. This compares with revenue from our four largest customers of $41.6 million, $38.0 million, $34.9 million and $33.2 million, representing 15.8%, 14.5%, 13.3% and 12.7%, of revenue for fiscal 2010, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2011, 57.5% of our revenue was attributable to our operations in Mexico, 17.2% in Asia, 14.3% in Canada and 11.0% in the US. During fiscal 2010, 47.7% of our revenue was attributable to our operations in Mexico, 23.8% in Asia, 20.3% in Canada and 8.2% in the US. The decrease in Canada and increase in Mexico was a result of production transferring to our lower cost facilities and some attrition in Canada.
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

Gross Profit

Gross profit decreased to $21.3 million in fiscal 2011 from $29.5 million in fiscal 2010. This was largely due to decreased revenue levels and the resulting impact on the ability to cover fixed costs, the negative impact of the strengthening Canadian dollar and Mexican peso resulting in increased site labor cost of over $0.6 million and a $0.5 million foreign exchange loss on net liabilities.

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

Loss on Derivative Financial instruments

In fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value was nominal. The realized gain on these contracts in fiscal 2011 was $0.1 million included as a component of cost of goods sold. There were no derivative instruments in fiscal 2010.

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

Interest expense decreased in fiscal 2011 due to lower average debt balances outstanding and lower interest rates compared to fiscal 2010 due to the interest rate reduction as a result of completing the revolving credit and security agreement with PNC Bank on September 22, 2011 and the achievement of financial performance levels of the previous Wells Fargo debt agreement . The weighted average interest rates with respect to the debt were 3.6% and 4.7%, for the periods ended January 1, 2012 and January 2, 2011, respectively.

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

At January 1, 2012, the Company had total net operating loss carry forwards of $105.7 million, of which $1.3 million will expire in 2012, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $11.4 million will expire in 2021, $16.2 million will expire in 2022, $27.3 million will expire in 2023, and the remainder will expire between 2025 and 2031.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC and EDC Facilities which expire in September, 2014 and October, 2013, respectively. The Company violated certain of its bank covenants as of December 30, 2012.  Subsequent to December 30, 2012, the Company secured waivers to these lending agreements covering these events of default. In addition, the Company and its lenders have amended the lending agreements and management believes it is probable that the Company will be in compliance with these covenants for at least the next 12 months. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

The following table outlines the summary level cash flow changes for:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Cash provided by (used in):
Operating activities	$9.9	$2.0	$14.0
Financing activities	(4.0)	3.6	(13.5)
Investing activities	(6.3)	(3.9)	(1.2)
Increase (decrease) in cash and cash equivalents	(0.4)	1.7	(0.7)
Cash, beginning of year	2.6	0.9	1.6
Cash, end of the year	$2.2	$2.6	$0.9

Fiscal 2012:

Net cash provided by operating activities for fiscal 2012 was $9.9 million. The source of cash mainly resulted from income from operations, decreases in accounts receivable and increases in accounts payable offset by an increases in inventory. Accounts receivable days sales outstanding for fiscal 2012 decreased to 44 days compared to 49 days for the fiscal 2011 due to quicker collection in fiscal 2012.  Inventory turnover on an annualized basis remained consistent at 5 times for both fiscal 2012 and fiscal 2011. Accounts payable days outstanding for fiscal 2012 remained consistent with fiscal 2011 at 66 days compared to 67 days in fiscal 2011.

Net cash used in financing activities during fiscal 2012 was $4.0 million, consisting of repayment of long term debt of $2.2 million, principal payments of capital lease obligations of $1.7 million, and payment of contingent consideration for the ZF Array purchase of $1.0 million. These were partially offset by an increase in revolving debt of $0.4 million, proceeds from issuance of common stock of $0.2 million and proceeds from a sale and leaseback of $0.2 million.

Net cash used in investing activities for fiscal 2012 of $6.3 million was for purchases of machinery and equipment.

Fiscal 2011:

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

Capital Resources

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation and has a term of three years. The Company continues to have a term debt facility with Export Development Canada expiring in October, 2013, and on September 22, 2011, signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement. The maximum amount of funds available under the PNC Facility is $45 million. Availability under the revolving credit facility is subject to certain borrowing base conditions based on the eligible inventory and accounts receivable. Advances made under the PNC Facility bear interest at the base commercial lending rate of PNC in the United States plus one quarter of one percent, and the base commercial lending rate in Canada. The base commercial lending rate of each respective country of borrowing, should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company violated certain of its bank covenants as of December 30, 2012.  Subsequent to December 30, 2012, the Company secured waivers to these lending agreements covering these events of default.  In addition, the Company and its lenders have amended the lending agreements and management believes that it is probable the Company will be in compliance with these covenants for at least the next 12 months.

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

During 2012, there were $1.0 million of additions of property, plant and equipment acquired via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for at least the next 12 months.

As at December 30, 2012, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long term debt	$4.6	$—	$—	$—	$—	$—	$4.6
Revolving credit facility (1)	$12.9	$—	$—	$—	$—	$—	$12.9
Capital lease obligations	1.8	1.3	0.1	—	—	—	3.2
Operating lease obligations	1.5	1.3	1.0	1.1	0.6	—	5.5
Purchase obligations	—	—	—	—	—	—	—
Total	$20.8	$2.6	$1.1	$1.1	$0.6	$—	$26.2

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

(1)	The revolving credit facility matures in September 2014, and is classified as a current liability in the consolidated balance sheet.

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

Income Tax Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada and a portion of its deferred tax assets arising in the United States and Mexico is appropriate.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended December 30, 2012 was 3.3%. At December 30, 2012, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our term debt bore interest at 3.7% based on LIBOR. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, in fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, the Company’s management has concluded that, as of December 30, 2012, the Company’s internal control over financial reporting is effective and no material weaknesses were identified.

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

Changes in Internal Controls and Procedures.

There were no significant changes in the Company’s internal controls during the quarter or in other factors that could significantly affect these controls subsequent to the most recent evaluation of these controls by the Company’s Chief Executive Officers and Principal Financial Officer at the end of the quarter.

Item 9B:	Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate governance

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” and Compensation Discussion and Analysis in the proxy statement for use in connection with the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2010. In June 2011, the Company voted to increase the amount of shares available under the 2010 plan by 670,000 and in June 2012 the Company voted to increase the number of shares available under the 2010 plan by 652,000.  The Company also maintains the SMTC Corporation/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July of 2000. The Board of Directors and the stockholders of the Company approved an amendment to the 2000 Plan in April 2004 and May 2004, respectively and a second amendment to the 2000 Plan in March 2007 and May 2007, respectively (the “Amended 2000 Plan”).

The following table gives information about awards under the 2010 Plan and Amended 2000 Plan as of December 30, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:	1,400,807	$2.82	400,000	(1)
Equity compensation plans not approved by shareholders:	—	$—	—
Total	1,400,807	$2.82	400,000

Notes:

 (1)               No further stock awards are available for granting under the Amended 2000 Plan.

Item 13:	Certain Relationships and Related Transactions and Director Independence

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	January 2, 2011	January 1, 2012	December 30, 2012
Balance, beginning of year	(558)	(312)	(55)
Recovery (charge) to expense	89	—	(202)
Written off	157	257	52
Balance, end of year	(312)	(55)	(205)

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

Exhibit #	Description
2.1.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.1.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.2	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.3	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.1.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.1.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (29).

3.1.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009 (31).

3.1.5	Fifth Amended and Restated Certificate of Incorporation (40).

3.2.1	Amended and Restated By-Laws. (28)

3.2.2	Second Amended and Restated By-laws of SMTC Corporation (40)

3.2.3	Amendment No. 1 to SMTC Corporation’s Second Amended and Restated By-laws of SMTC Corporation (41)

3.3	Certificate of Designation. (7)

4.1.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.1.2	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (9)

4.2	Form of certificate representing shares of common stock. (3)

4.3	Exchangeable Share Provisions attaching to the exchangeable shares of SMTC Manufacturing Corporation of Canada. (7)

4.4	Exchangeable Share Support Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada and SMTC Nova Scotia Company. (7)

4.5	Voting & Exchange Trust Agreement dated as of July 27, 2000 among SMTC, SMTC Manufacturing Corporation of Canada, CIBC Mellon Trust Company and SMTC Nova Scotia Company. (7)

10.1.1	Canadian Loan Agreement dated as of June 1, 2004 by and between Congress Financial Corporation (Canada) and SMTC Manufacturing Corporation of Canada. (12)

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

10.62	SMTC Corporation 2010 Incentive Plan (34)

10.63.1	SMTX Tax Benefits Preservation Plan (34)

10.63.2	SMTC Amended and Restated Tax Benefits Preservation Plan (40)

10.64	Employment Agreement Amendment dated as at November 10, 2010 between John Caldwell and SMTC Manufacturing Corporation of Canada. (35)*

10.65	Employment Agreement dated as of September 14, 2011 between Alex Walker and SMTC Manufacturing Corporation of Canada (37)

10.66	Alex Walker Incentive Plan Agreement, dated September 14, 2011 (37)

10.67	Employment Agreement dated as of September 14, 2011 between SMTC Manufacturing Corporation of Canada and Claude Germain (37

10.68	Claude Germain Incentive Plan Agreement, dated September 14, 2011 (37)

10.69
Revolving Credit and Security Agreement dated September 14, 2011 between PNC, National Association, PNC Bank Canada Branch, SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated and HTM Holdings, Inc. (38)

10.70	Third Amended and Restated US Loan Agreement dated September 14, 2011 by and among Export Development Canada and SMTC Mex Holdings, Inc. and SMTC Manufacturing Corporation of Massachusetts (38)

10.71	Agreement by and among SMTC Corporation and Red Oak Partners, LLC, dated January 5, 2012 (39)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2013.

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

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed on March 24, 2000 (File No. 333-33208) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on July 18, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.

(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004 filed on August 18, 2004 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 filed on November 17, 2004 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 16, 2004 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 11, 2005 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2005 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 6, 2005 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2005 filed on May 18, 2005 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2005 filed on August 17, 2005 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 13, 2006 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on June 16, 2006 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2006 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2007 filed on May 16, 2007 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 14, 2007 (File No. 0-31051) and incorporated by reference herein.
(28)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2008 filed on August 13, 2008 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(30)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 4, 2009 filed on April 6, 2009 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(32)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 filed on March 19, 2010 (File No. 0-31051) and incorporated by reference herein.
(33)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended April 4, 2010 filed on May 19, 2010 (File No. 0-31051) and incorporated by reference herein.
(34)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 18, 2010 (File No. 0-31051) and incorporated by reference herein.
(35)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended October 3, 2010 filed on November 12, 2010 (File No. 0-31051) and incorporated by reference herein.
(36)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on April 11, 2011 (File No. 0-31051) and incorporated by reference herein.
(37)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 27, 2011 (File No. 0-31051) and incorporated by reference herein.
(38)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(39)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(40)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(41)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ ALEX WALKER
Alex Walker President and Chief Executive Officer

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ALEX WALKER	President, Chief Executive Officer, Interim	March 27, 2013
Alex Walker	Chief Financial Officer and Director (Principal Executive Officer)

/s/ CLAUDE GERMAIN	President, Chief Executive Officer (Principal Executive Officer)	March 27, 2013
Claude Germain

/s/ DAVID SANDBERG	Director and Chair of the Board	March 27, 2013
David Sandberg

/s/ CLARKE BAILEY	Director	March 27, 2013
Clarke Bailey

/s/ ANTON SIMUNOVIC	Director	March 27, 2013
Anton Simunovic

EXHIBIT INDEX

Exhibit Number	Document
21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 27, 2013.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012	F-3
Consolidated Statements of Operations and Comprehensive Income for the periods from January 2, 2012 to December 30, 2012, January 3, 2011 to January 1, 2012, and from January 4, 2010 to January 2, 2011
F-4
Consolidated Statements of Changes in Shareholders’ Equity for the periods from January 2, 2012 to December 30, 2012, January 3, 2011 to January 1, 2012, and from January 4, 2010 to January 2, 2011	F-5
Consolidated Statements of Cash Flows for the periods from January 2, 2012 to December 30, 2012, January 3, 2011 to January 1, 2012, and from January 4, 2010 to January 2, 2011	F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the periods from January 2, 2012 to December 30, 2012, January 3, 2011 to January 1, 2012 and January 4, 2010 to January 2, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule appearing in the annual report on Form 10-K for the year ended December 30, 2012. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SMTC Corporation as of December 30, 2012 and January 1, 2012, and its consolidated results of operations and its consolidated cash flows for the periods from January 2, 2012 to December 30, 2012, January 3, 2011 to January 1, 2012 and January 4, 2010 to January 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

March 27, 2013
Toronto, Canada

SMTC CORPORATION
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars)

	December 30, 2012	January 1, 2012 As Restated (note 4)
Assets
Current assets:
Cash	$2,203	$2,635
Accounts receivable—net (note 3)	36,301	37,904
Inventories (note 3)	54,806	52,648
Prepaid expenses	2,431	1,638
Income taxes receivable	357	—
Current portion of deferred income taxes (note 10)	2,237	278
	98,335	95,103
Property, plant and equipment—net (note 3)	19,410	15,355
Deferred financing costs—net (note 3)	564	916
Deferred income taxes (note 10)	3,398	2,922
	$121,707	$114,296
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,766	$46,352
Accrued liabilities (note 3)	9,220	10,164
Income taxes payable	566	367
Revolving credit facility (note 4)	12,896	12,454
Current portion of long-term debt (note 4)	4,631	4,014
Current portion of capital lease obligations (note 4)	1,628	1,449
	77,707	74,800
Long-term debt (note 4)	—	2,779
Capital lease obligations (note 4)	1,292	2,150
Commitments and contingencies (note 13)

Shareholders’ equity:
Capital stock (note 5)	389	5,631
Additional paid-in capital	263,424	257,583
Deficit	(221,105)	(228,647)
	42,708	34,567
	$121,707	$114,296

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Period from January 2, 2012 to December 30, 2012	Period from January 3, 2011 to January 1, 2012	Period from January 4, 2010 to January 2, 2011
Revenue	$296,305	$220,351	$262,580
Cost of sales	269,765	199,051	233,061
Gross profit	26,540	21,300	29,519
Selling, general and administrative expenses	17,325	14,812	17,961
Restructuring charges (note 7)	2,180	2,678	—
Loss on extinguishment of debt (note 8)	—	300	—
Gain on contingent consideration (note 15)	(650)	—	—
Acquisition expenses(note 14)	—	87	—
Operating earnings	7,685	3,423	11,558
Interest expense (note 3)	1,957	1,468	1,697
Earnings before income taxes	5,728	1,955	9,861
Income tax expense (recovery) (note 10)
Current	621	583	544
Deferred	(2,435)	222	(3,033)
	(1,814)	805	(2,489)
Net earnings, also being comprehensive income	$7,542	$1,150	$12,350
Basic earnings per share (note 11)	$0.46	$0.07	$0.82
Diluted earnings per share (note 11)	$0.46	$0.07	$0.79
Weighted average number of shares outstanding
Basic	16,294,893	16,136,114	15,072,425
Diluted	16,415,522	16,242,010	15,619,243

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 3, 2010	$7,093	$253,304	$(242,147)	$18,250
Exercise of stock options	13	1,967	—	1,980
Conversion of shares from exchangeable to common stock	(1,203)	1,203	—	—
Stock-based compensation	—	249	—	249
Net income for the period	—	—	12,350	12,350
Balance, January 2, 2011	$5,903	$256,723	$(229,797)	$32,829
Exercise of stock options	3	314	—	317
Conversion of shares from exchangeable to common stock	(275)	275	—	—
Stock-based compensation	—	271	—	271
Net income for the period	—	—	1,150	1,150
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Exercise of stock options	1	219	—	220
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Stock-based compensation	—	379	—	379
Net income for the period	—	—	7,542	7,542
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708

See accompanying notes to consolidated financial statements.

SMTC CORPORATION
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Period from January 2, 2012 to December 30, 2012	Period from January 3, 2011 to January 1, 2012	Period from January 4, 2010 to January 2, 2011
Cash provided by:

Operations:
Net income	$7,542	$1,150	$12,350
Items not involving cash:
Depreciation	3,158	2,794	2,549
Unrealized (gain)/loss on derivative instrument (note 9)	(590)	43	—
Deferred income taxes	(2,435)	222	(3,033)
Non-cash interest	352	285	247
Stock-based compensation	379	250	962
Gain on contingent consideration	(650)	—	—
Loss on extinguishment of debt (note 8)	—	300	—
Gain on acquisition of business	—	(22)	—
Change in non-cash operating working capital:
Accounts receivable	1,603	1,349	2,397
Inventories	(2,158)	(3,248)	(5,387)
Prepaid expenses	(436)	738	26
Income taxes payable	(158)	(466)	160
Accounts payable	2,414	388	1,332
Accrued liabilities	904	(1,750)	2,404
	9,925	2,033	14,007

Financing:
Increase (decrease) in revolving debt	442	8,204	(14,538)
Repayment of long-term debt	(2,162)	(2,470)	(350)
Principal payment of capital lease obligations	(1,727)	(1,416)	(881)
Proceeds from issuance of common stock	220	317	1,980
Proceeds from sale and leaseback	170	—	435
Payment of contingent consideration	(965)
Debt issuance and deferred financing costs	—	(1,021)	(100)
	(4,022)	3,614	(13,454)

Investment:
Purchase of property, plant and equipment	(6,335)	(912)	(1,209)
Acquisition of business, net of cash acquired	—	(3,033)	—
	(6,335)	(3,945)	(1,209)
Increase (decrease) in cash	(432)	1,702	(656)
Cash, beginning of year	2,635	933	1,589
Cash, end of the year	$2,203	$2,635	$933

Supplemental Information:
Cash interest paid	$1,588	$1,114	$1,575
Cash taxes paid—net	$941	$1,050	$447
Property, plant and equipment acquired through capital lease	$1,048	$3,128	$1,001

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. The Canada facility is expected to be closed in the second quarter of 2013. All facilities provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive income, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 2, 2012 to December 30, 2012 (“period ended December 30, 2012”), January 3, 2011 to January 1, 2012 (“period ended January 1, 2012”), and January 4, 2010 to January 2, 2011 (“period ended January 2, 2011”). Certain comparative figures have been restated to conform with the current year’s presentation.

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

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings (years)	5	-	20
Machinery and equipment - fabrication business (years)		15
Machinery and equipment – all other (years)	7	–	10
Office furniture and equipment (years)		7
Computer hardware and software (years)		3
Leasehold improvements	Over shorter of the lease term and estimated useful life

Land is stated at cost.

(viii)	Deferred financing costs

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

(x)	Earnings per common share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. The treasury stock method is used to compute the potential dilutive effect of stock options and warrants issued.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

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

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the periods ended December 30, 2012 or January 1, 2012.

(xix)	Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the periods ended December 30, 2012 or January 1, 2012.

(xx)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, comprehensive income was equal to net earnings.

(xxi)	Business Combinations:

Business combinations are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the recorded acquisition date amounts of the assets and liabilities acquired is recognized as goodwill. Any excess of the recorded amounts of the assets and liabilities acquired over purchase consideration is recognized as a gain in the statement of operations and comprehensive income .

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

Consolidated balance sheets

Accounts receivable—net:

	December 30, 2012	January 1, 2012
Accounts receivable	$36,506	$37,959
Taxes receivable	—	—
Allowance for doubtful accounts	(205)	(55)
Accounts receivable—net	$36,301	$37,904

Inventories:

	December 30, 2012	January 1, 2012
Raw materials	$39,714	$37,438
Work in process	9,717	9,716
Finished goods	3,894	4,047
Parts	1,481	1,447
Inventories	$54,806	$52,648

Property, plant and equipment—net:

	December 30, 2012	January 1, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	41,050	35,743
Office furniture and equipment	2,770	2,417
Computer hardware and software (b)	10,226	9,365
Leasehold improvements	3,967	3,275
	69,539	62,326
Less accumulated depreciation:
Land	—	—
Buildings	(6,303)	(5,795)
Machinery and equipment (a)	(28,931)	(26,833)
Office furniture and equipment	(2,414)	(2,350)
Computer hardware and software (b)	(9,342)	(9,001)
Leasehold improvements (c)	(3,139)	(2,992)
	(50,129)	(46,971)
Property, plant and equipment—net	$19,410	$15,355

(a)
Included within machinery and equipment were assets under capital leases with costs of $5,114 and $5,569, and associated accumulated depreciation of $1,038 and $1,088 as of December 30, 2012 and January 1, 2012, respectively. The related depreciation expense for the periods ended December 30, 2012, January 1, 2012 and January 2, 2011 were $598, $627 and $960, respectively. During the period ended December 30, 2012, the Company assumed ownership of machinery and equipment formerly under capital lease with cost of $1,004 and accumulated depreciation of $660, upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. These assets were reclassified to owned machinery and equipment on a prospective basis.

(b)
At December 30, 2012, included within computer hardware and software were assets under capital leases with costs of $400 and associated accumulated depreciation of $122. During the period ended December 30, 2012, the Company assumed ownership of these assets formerly under capital lease, which were fully depreciated upon conclusion of the capital lease terms. Nominal consideration was paid for these assets. The related depreciation expense for the periods ended December 30, 2012, January 1, 2012 and January 2, 2011 was $122, $43 and $88, respectively.

(c)
Included within leasehold improvements were assets under capital leases with costs of $73, and associated accumulated depreciation of $12 as of December 30, 2012. The related depreciation expense for the period ended December 30, 2012 was $12. There were no leasehold improvements under capital lease for the periods ended January 1, 2012 or January 2, 2011.

Deferred financing costs – net:

	December 30, 2012	January 1, 2012
Deferred financing costs	$1,396	$1,356
Accumulated amortization	(832)	(440)
	$564	$916

Accrued liabilities:

	December 30, 2012	January 1, 2012
Customer related	$1,374	$1,892
Payroll	3,968	3,169
Professional services	597	485
Restructuring (note 7)	1,727	915
Vendor related	95	722
Miscellaneous taxes	45	108
Acquisition related (note 15)	785	2,400
Other	629	473
Accrued liabilities	$9,220	$10,164

Consolidated statements of operations and comprehensive income

Interest expense:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Long-term debt	$170	$287	$430
Revolving credit facility	$1,537	$994	$1,212
Obligations under capital leases	250	187	55
Interest expense	$1,957	$1,468	$1,697

4.	Debt and capital leases

(a) Revolving credit facility

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility, in both the United States and Canada (collectively, the “PNC Facility”), has a term of three years expiring in September, 2014.  Advances made under the PNC Facility bear interest at the base commercial lending rate of PNC in the United States plus one quarter of one percent, and the base commercial lending rate in Canada. The base commercial lending rate of each respective country of borrowing, should approximate prime rate. The previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) was repaid on September 22, 2011.

At December 30, 2012, $12,896 was outstanding under the facility and is classified as a current liability based on the terms of the PNC Facility, as discussed further below (January 1, 2012 - $12,454 was outstanding under the facility and is classified as a current liability, as restated (note 4(b)). At December 30, 2012 there was a Canadian dollar denominated debt balance of $1,245. At January 1, 2012, there was a Canadian dollar denominated debt balance of $1,312.

The maximum amount of funds available under the PNC Facility is $45 million. Availability under the revolving credit facility is subject to certain conditions, including borrowing base conditions based on the eligible inventory and accounts receivable, and certain conditions which are not objectively determinable.  The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facility.

The PNC Facility is jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The PNC agreement contains certain financial and non-financial covenants (note 4(d)).

(b) Restatement of January 1, 2012 classification of revolving credit facility

In the consolidated financial statements for the period ended January 1, 2012 as previously reported, the amount outstanding under the PNC Facility was classified on the consolidated balance sheet as at January 1, 2012 as long-term debt.  Upon further review of the terms of the PNC Facility in 2012, the Company determined that the provision of future advances by PNC under the PNC facility is subject to certain conditions which are not objectively determinable and, considering the “lock-box” arrangement (note 4(a)), the Company concluded that the borrowings under the PNC Facility should be classified as a current liability.  The consolidated balance sheet as at January 1, 2012 has been restated to correct the balance sheet classification of the PNC facility, resulting in an increase in total current liabilities of $12,454 and a corresponding decrease in Long-term debt as at January 1, 2012 from the amounts previously reported.

(c) Term facility

The following table shows the classification of the term facility as at:

	December 30, 2012	January 1, 2012

Term facility	$4,631	$6,793

Less: Current portion of long-term debt	(4,631)	(4,014)

Long-term debt	$-	$2,779

The Company has a term debt facility with Export Development Canada expiring in October, 2013 (“EDC”, and the “EDC Facility”).  Remaining principal repayments of the term loan to EDC consist of four quarterly installments of $1,158 until the maturity date of October 13, 2013. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

The EDC Facility is jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The EDC agreement contains certain financial and non-financial covenants (note 4(d)).

 (d) Covenants

The PNC and EDC agreements contain certain financial and non-financial covenants, including certain cross-default provisions.

The Company violated certain covenants included in the PNC and EDC agreements as of December 30, 2012.  Subsequent to December 30, 2012, the Company secured waivers from PNC and EDC covering these events of default. In addition, the Company and its lenders have amended the lending agreements.

Under the amended PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization and specified maximum cash conversion cycle days, and limit unfunded capital expenditures (all as defined in the PNC agreement).  Under the amended EDC facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization (as defined in the EDC agreement) and specified maximum cash conversion cycle days (as defined in the EDC agreement).

Management believes that it is probable the Company will be in compliance with these covenants for at least the next 12 months.  While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. A failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

(e) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years consist of the following:

2013	$1,785
2014	1,289
2015	88
Total minimum lease payments	3,162
Amount representing interest of 3.8% to 8.9%	(242)
Present value of lease payments	2,920
Current portion of capital leases	1,628
Long term capital lease obligations	$1,292

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 30, 2012 and January 1, 2012 consisted of:

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

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 30, 2012		January 1, 2012		January 2, 2011
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock

Exchangeable shares:
Balance at beginning of the period	554,748	$5,249	583,848	$5,524	711,048	$6,728
Shares issued pursuant to:
Conversion to common stock	(554,748)	(5,249)	(29,100)	(275)	(127,200)	(1,204)
Balance at end of the period	—	$—	554,748	$5,249	583,848	$5,524

Common shares
Balance at beginning of the period	15,651,026	$382	15,329,732	$379	13,935,284	$365
Shares issued pursuant to:
Exercise of stock options	138,419	1	292,194	3	1,267,248	13
Conversion of exchangeable shares	554,748	6	29,100	—	127,200	1
Balance at end of the period	16,344,193	$389	15,651,026	$382	15,329,732	$379

Special voting stock
Balance at beginning of the period	1	$—	1	$—	1	$—
Balance at end of the period	1	$—	1	$—	1	$—

Total Common stock		$389		$5,631		$5,903

Exchangeable shares:

During the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, exchangeable shares of 554,748, 29,100 and 127,200 with a carrying value of $5,249, $275 and $1,204, respectively, were exchanged for common stock, with a carrying value of $6, nil and $1, respectively, with the difference recorded as additional paid-in capital.

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

Stock options

2000 Equity Incentive Plan:

In July 2000, the Company approved the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”). The plan permitted the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. Options granted before the fourth quarter of 2007 generally vested over a four-year period and expired 10 years from their respective date of grant, while options granted thereafter vest over a three-year period and expire 5 years from their respective date of grant.

2010 Incentive Plan:

In July 2010, the Company approved a new stock option plan, the 2010 SMTC Incentive Plan (the “2010 Incentive Plan”). The plan permits the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options generally vest over a three-year period and expire 5 years from their respective date of grant. In June 2011, the Company voted to increase the amount of shares available under the 2010 plan by 670,000 and in June 2012 the company voted to increase the number of shares available under the 2010 plan by 652,000.

The Company generally issues new shares when options are exercised. A summary of stock option activity for the periods ended January 2, 2011, January 1, 2012 and December 30, 2012 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at January 3, 2010	1,937,440	$1.72
Options forfeited or expired	(7,440)	$5.93
Options exercised	(1,267,248)	$1.55
Outstanding balance at January 2, 2011	662,752	$2.00
Options granted under the 2010 Equity Incentive Plan	922,000	$2.87
Options forfeited or expired	(89,732)	$2.70
Options exercised	(292,194)	$1.07
Outstanding balance at January 1, 2012	1,202,826	$2.82
Options granted under the 2010 Equity Incentive Plan	350,000	$3.11
Options forfeited or expired	(13,600)	$23.76
Options exercised	(138,419)	$1.36

Outstanding balance at December 30, 2012	1,400,807	$2.82	$138	3.8

Exercisable balance at December 30, 2012	212,564	$2.17	$137	2.6

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

	Period ended December 30, 2012	Period ended January 1, 2012
Black-Scholes weighted-average assumptions
Expected dividend yield	0.0%	0.0%
Expected volatility	83.0%	92.6%
Risk-free interest rate	0.5%	0.67%
Expected option life in years	4.0	4.2
Weighted-average stock option fair value per option granted	$1.86	$1.08

There were no options granted during the period ended January 2, 2011.

During the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $379, $271, and $249, respectively.

During the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, 253,332, 227,632 and 353,334 options vested, respectively. As at December 30, 2012, compensation expense of $1,108 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 30, 2012:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

33,333	$0.70	33,333	$0.70
65,474	$1.00	39,731	$1.00
375,000	$2.38	87,500	$2.38
350,000	$3.11	—	$3.11
547,000	$3.20	22,000	$3.20
30,000	$4.00	30,000	$4.00

1,400,807	$2.82	212,564	$2.17

Deferred Share Units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. There were no units granted during the periods ended December 30, 2012, January 1, 2012 and January 2, 2011. During the period ended January 2, 2011, 202,425 deferred share units previously granted to the former Chief Executive Officer of the Company were cancelled. In the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, cash payments of nil, $128 and $192, respectively, were made for zero, 46,688 and 86,553 deferred share units, respectively.

There were no deferred share units outstanding at December 30, 2012 and January 1, 2012. At January 2, 2011 46,688 deferred share units were outstanding.

Deferred Share Unit compensation recovery for the periods ended December 30, 2012 and January 1, 2012 was nil and $21, respectively. Deferred Share Unit compensation expense for the period ended January 2, 2011 was $712 reflecting mark-to-market adjustments. There will be no further Deferred Share Unit compensation expenses or recoveries since there are no deferred share units outstanding.

7.	Restructuring charges

Fiscal 2012 charges:

During the first quarter of 2012 the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies (“ZF Array”) facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximately 16 full-time equivalents (“FTEs”).

During the fourth quarter of 2012, the Company announced that the closure of the Markham facility will occur in the second quarter of 2013 and recorded severance restructuring charges of $1,729, impacting approximately 197 FTEs.

The following table details the change in restructuring accrual for the period from January 2, 2012 to December 30, 2012, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at January 1, 2012	$—	$—	$—
Charges	1,925	255	2,180
Payments	(453)	—	(453)

Balance as at December 30, 2012	$1,472	$255	$1,727

Remaining accrued amounts relating to the 2012 Plan in the United States and Markham are expected to be paid out by the end of the first quarter of 2014 through a drawdown on the revolving credit facilities.

Fiscal 2011 charges:

During the first quarter of 2011 the Company began executing its 2011 Plan to streamline operations in response to reductions in forecasted revenues.  The Company recorded restructuring charges of $364, consisting of severance costs of $205 at the Mexico facility and $159 at the Markham facility. The Company reduced staff levels by approximately 120 FTE’s in Mexico and 40 FTEs in Canada. In the second quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $1,743, consisting of severance costs of $408 at the Mexico facility, $427 at the Markham facility and $908 in the Corporate office. Staff levels were reduced by approximately 120 FTEs in Mexico and 70 FTEs in Canada. In the third quarter of 2011, the Company continued its 2011 Plan and recorded additional restructuring charges of $686, consisting of severance costs of $186 at the San Jose and ZF Array Technologies (“ZF Array”) facilities reflecting the integration of the two businesses, $24 at the Mexico facility, $207 at the Markham facility and $269 in the Corporate office. Staff levels were reduced by approximately an additional 13 FTEs in the United States, 1 FTE in Mexico and 40 FTEs in Canada. In the fourth quarter of 2011, severance expense of $82 at the San Jose and ZF Array facilities, and of $33 at the Mexico facility, was reversed as the Company delayed its integration process.

The following table details original charges, payments and adjustments and the related amounts included in accrued liabilities relating to the 2011 Plan:

Severance
2011 Plan
Balance as at January 1, 2012	$915
Charges	—
Payments	(915)
Balance as at January 1, 2012	$—

8.	Loss on extinguishment of debt

     Upon the repayment of the Company’s previous credit facility with Wells Fargo during the third quarter of 2011, the Company recorded a non-cash charge to write off the remaining unamortized deferred financing costs related to the extinguished revolving credit facility of $300.

9.	Derivative Financial Instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the fiscal 2012 and the first three months of fiscal 2013, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2012 and the first nine months of 2013. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under “ASC 815” “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at December 30, 2012:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 7,500	$7,327
Mexican Peso	Buy	MXN 225,678	$17,000

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on December 30, 2012 was $590 (2011 – unrealized loss of $43) which was included in cost of sales in the statement of operations and comprehensive income. The realized gain on these contracts was $712 (2011 - $109), and is included as a component of cost of sales, in the consolidated statement of operations. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments as presented on the consolidated balance sheet as at December 30, 2012:

	December 30, 2012	January 1, 2012
Prepaid expenses and other assets	$547	$190
Accrued liabilities	—	(233)
Net fair value of derivative financial instruments	$547	$(43)

There were no derivative instruments outstanding at January 2, 2011.

10.	Income taxes

The Company recorded the following income tax expense (recovery) for the periods noted:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Current:
Federal/State	$(41)	$484	$50
Foreign	662	99	494

	621	583	544
Deferred:
Federal	(2,100)	—	(2,786)
Foreign	(335)	222	(247)

	(2,435)	222	(3,033)

Income tax expense (recovery)	$(1,814)	$805	$(2,489)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Federal income tax	$2,005	$684	$3,451
State income tax expense, net of federal tax benefit	96	279	335
Change in enacted income tax rates	(589)	3,051	(19)
Loss (income) of foreign subsidiaries taxed at different rates	(211)	1,160	(847)
Change in valuation allowance	(1,155)	(11,822)	(6,702)
Additional (release of) income tax exposures and alternative minimum taxes	(130)	(45)	28
Deemed income inclusion of foreign subsidiary	1,038	4,536	—
Permanent and other differences	(2,868)	2,962	1,265

Income tax expense (recovery)	$(1,814)	$805	$(2,489)

Earnings (loss) before income taxes consisted of the following for the periods noted:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
U.S.	$9,552	$9,116	$7,342
Non U.S.	(3,824)	(7,161)	2,519
	$5,728	$1,955	$9,861

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 30, 2012	January 1, 2012
Deferred income tax assets:
Net operating loss carryforwards	$25,802	$28,447
Capital loss carryforwards	2,232	2,106
Tax credit carryforwards	1,408	—
Property, plant and equipment and other assets	3,868	3,678
Reserves, allowances and accruals	3,081	880

	36,391	35,111
Valuation allowance	(30,756)	(31,911)

Net deferred income tax assets	$5,635	$3,200

At December 30, 2012, the Company had total net operating loss (“NOL”) carry forwards of $79,925, of which $2,840 will expire in 2013, $10,278 will expire in 2014, $4,154 will expire in 2015, $1,078 will expire in 2018, $60 will expire in 2019, $30 will expire in 2020, $18,338 will expire in 2023, and the remainder will expire between 2026 and 2031.

At December 30, 2012 and January 1, 2012, the Company had gross unrecognized tax benefits of $274 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2012 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2012 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $64 and $48 accrued for interest and penalties as of December 30, 2012 and January 1, 2012, respectively. The increase is due to additional interest accrued on uncertain tax positions during the period.

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at January 1, 2012	$274

Current year changes	—

Balance as at December 30, 2012	$274

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under  ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the second quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004.  In 2010 and in 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

11.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for:

(Number of common shares)	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Basic weighted average shares outstanding	16,294,893	16,136,114	15,072,425
Dilutive stock options (a)	120,629	105,896	546,818
Diluted weighted average shares outstanding	16,415,522	16,242,010	15,619,243

(a)
Dilutive stock options were determined by using the treasury stock method. For the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, the average share prices used were $3.07, $2.38, and $2.91 per share, respectively.

During the periods ended December 30, 2012, January 1, 2012 and January 2, 2011, the calculations of diluted weighted average shares outstanding did not include 620,150, 263,150 and 231,173 options, respectively, as the effect would have been anti-dilutive.

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

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Revenues
Mexico	$187,154	$129.677	$127,318
Canada	35,804	36,582	56,492
US	58,358	24,248	21,784
Asia	45,477	37,988	62,417
Total	$326,793	$228,495	$268,011

Intersegment revenue
Mexico	$(3,974)	$(2,862)	$(2,182)
Canada	(5,983)	(4,998)	(3,182)
US	(17,799)	(95)	(67)
Asia	(2,732)	(189)	—
Total	$(30,488)	$(8,144)	$(5,431)

Net external revenue
Mexico	$183,179	$126,815	$125,136
Canada	29,821	31,584	53,310
US	40,559	24,153	21,717
Asia	42,745	37,799	62,417
Total	$296,305	$220,351	$262,580

Adjusted EBITDA
Mexico	$12,566	$11,169	$11,191
Canada	(4,393)	(3,880)	338
US	3,321	286	1,565
Asia	1,529	1,707	1,013
Total	$13,023	$9,282	$14,107

A reconciliation of adjusted EBITDA to earnings before income taxes is as follows:

Adjusted EBITDA	$13,023	$9,282	$14,107
Interest	1,957	1,468	1,697
Depreciation	3,158	2,794	2,549
Restructuring charges	2,180	2,678	—
Loss on extinguishment of debt	—	300	—
Acquisition expenses	—	87	—
Earnings before income taxes	$5,728	$1,955	$9,861

Capital expenditures:

The following table contains capital expenditures for:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
Mexico	$2,530	$2,289	$215
Canada	652	1,576	166
US	781	166	1,045
Asia	3,250	9	784
Total	$7,213	$4,040	$2,210

Assets:

	December 30, 2012	January 1, 2012
Long-lived assets (a)
Mexico	$10,725	$10,170
Canada	2,730	2,686
US	2,265	1,868
Asia	3,690	631
Total	$19,410	$15,355

Total assets
Mexico	$77,208	$65,828
Canada	12,821	18,018
US	18,994	24,984
Asia	12,684	5,466
Total	$121,707	$114,296

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Period ended December 30, 2012	Period ended January 1, 2012	Period ended January 2, 2011
US	$214,385	$131,738	$157,746
Canada	68,463	70,846	69,770
Europe	11,722	14,249	21,182
Asia	1,635	3,486	13,869
Mexico	100	32	13
Total	$296,305	$220,351	$262,580

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

During the period ended December 30, 2012, two customers individually comprised 36%, and 12% of revenue from across all geographic segments. At December 30, 2012, these customers represented 30%, and 10% of the Company’s trade accounts receivable.

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

13.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2013	$2,358
2014	2,084
2015	1,246
2016	1,250
2017	680
Total	$7,618

Operating lease expense for the periods ended December 30, 2012, January 1, 2012 and January 2, 2011 was $1,869, $1,318 and $1,140, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 30, 2012 consist of insurance installments of $300 to be paid during calendar year 2013. Purchase obligations not recorded on the balance sheet as at January 1, 2012 consist of insurance installments of $164 to be paid during calendar year 2012, and machinery and equipment of $886.  As at January 2, 2011, purchase obligations not recorded on the balance sheet consist of insurance installments of $160 that were paid during calendar year 2011, and commitments for machinery and equipment of $998.

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

The Company paid $4 million in cash and accrued $2.4 million upon acquisition for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million (note 15).

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

The amount of ZF Array’s revenue and net income included in the Company’s consolidated statements of operations for the period ended January 1, 2012, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of January 4, 2010, are set forth below:

	Revenue	Net Income
Actual from September 1, 2011 to January 1, 2012	$9,703	$709

	Period ended
Supplemental unaudited pro forma information	January 1, 2012	January 2, 2011
Total revenue	$239,804	$290,580
Net income	2,826	13,181

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

15.	Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $967 and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance it is evident that the maximum amount will not be earned; fair value of the contingent consideration liability was reduced during fiscal 2012 resulting in recognition of a gain of $650.