Form 10-K/A
period 2012-12-30
SMTC CORP
filed 2013-05-01
CIK 1108320

FORM 10-K/A
(Amendment No. 1)

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

As of April 26, 2013, SMTC Corporation had 16,344,193 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2013) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2013 Annual Meeting of Stockholders. In accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12, 13 and 14 of Part III contained in our Annual Report on Form 10-K to provide the additional required information as set forth below. The complete text of Items 10 through 14, as amended, is included in this amendment. With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 31, 2013, are as follows:

Name and Place of Residence	Age	Office
Clarke H. Bailey New York, New York	59	Director, Chair and member of the Audit Committee (2)(3)
David Sandberg New York, New York	40	Director, Chair of the Board of Directors, Chair of the Nominating and Governance Committee (1)(3)
Lawrence Silber Flemington, New Jersey	56	Director (1)(2)
Alex Walker Stouffville, Ontario	47	Director, Co-President and Co-Chief Executive Officer
Claude Germain Gormley, Ontario	47	Director, Co-President and Co-Chief Executive Officer
J. Randall Waterfield New York, New York	40	Director, Chair of the Compensation and Management Development Committee (1)(2)
Paul Blom Aurora, Ontario	52	Executive Vice President, Operations
(1)	Member of the Nominating and Governance Committee.
(2)	Member of the Compensation and Management Development Committee.
(3)	Member of the Audit Committee.

Clarke H. Bailey joined the Board in June 2011.  Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a public manufacturing company.  In addition to EDCI’s Board, he serves as a Director on the Boards of Iron Mountain Corp. where he has served since 1998 and is currently Chairman of the Compensation Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990.  Mr. Bailey has also previously served as a Director on four other public company boards, five private company Boards, and three non-profit Boards of Trustees.  The Board believes that his significant experience in manufacturing, finance and M&A, and serving on both public and private boards make him well qualified to serve as a director.

David Sandberg has served as a director since April 2009.  Mr. Sandberg is currently the managing member, founder, and portfolio manager of Red Oak Partners, LLC, a New York-based hedge fund, founded in March 2003 and co-manager and cofounder of Pinnacle Fund LLP, founded in 2008.  Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998-2002.  Mr. Sandberg serves as the Chairman of Board of Asure Software, Inc., and as a director of EDCI Holdings, Inc. and Planar Systems, Inc.  Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University.  Red Oak Partners LLC is SMTC’s largest stockholder holding 15.5% of the shares outstanding. The Board believes that his significant public company board of director experience, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

Lawrence H. Silber joined the board in October 2012.  Mr. Silber is presently an independent director of SMTC and also does consulting work in other areas of his expertise.  Previously, Mr. Silber served as Chief Operating Officer of Hayward Industries, Inc. a privately held global manufacturer of swimming pool equipment and industrial flow control devices from 2008 to 2012.  Prior to that, Ingersoll Rand Company employed Mr. Silber where he held numerous leadership positions during a 30-year career from 1978 to 2008.  Most recently, he was President of the Utility Equipment Group.  Doosan Infracore briefly employed Mr. Silber during a time when he was transitioning businesses that were divested from Ingersoll Rand to Doosan.  During his career with Ingersoll Rand, Mr. Silber served as Chairman of the Board of Ingersoll Rand Canada, a wholly owned subsidiary of the parent company and also served on the Board of a number of joint ventures for the company.  The Board believes that Mr. Silber has significant experience in international operations, manufacturing, supply chain, sales and marketing, M&A activity and working for both public and private companies as well as serving on Boards that makes him well qualified to serve as a director of SMTC.

Alex Walker has served as a director since June 2008. Prior to joining SMTC as co-President and co-Chief Executive Officer, Mr. Walker was Managing Partner of Ecosystem, an engineering design-build firm dedicated to commercial energy efficiency and green/clean power generation projects.  Mr. Walker was also Managing Partner of Rouge River Capital, a merchant bank specializing in investments in manufacturing and logistics companies. Prior to Rouge River Capital, Mr. Walker served as Managing Partner of Blackmore Partners Inc., a strategy and financial advisory firm.  Mr. Walker has held various senior executive roles for private and public technology and manufacturing companies, such as Cube Route Inc., Abridean Inc., Divine Inc., GNC Inc., and Guernsey Bel.  Mr. Walker has served on the boards of several companies.  He received an MBA from the University of Chicago and a Mechanical Engineering Degree from Queen’s University.  The Board believes that Mr. Walker’s experience as a senior level executive and experience serving as a director of other companies make him qualified to serve as a director.

Claude Germain was formerly a director (he resigned as a director upon his appointment as Co-President and Co-Chief Executive Officer of the Company), and was reappointed to serve as a director on October 18, 2012.  Mr. Germain serves as Co-President and Co-Chief Executive Officer.  Prior to joining the Company in March 2011, Mr. Germain was Managing Partner and Principal for Rouge River Capital Ltd., a merchant bank focused on midmarket industrial and supply chain businesses. He also serves on the board of TAL International Group, Inc. as well as several private company boards.  Previously, he served as Executive Vice President and Chief Operating Officer of Schenker Canada, a leading logistics company from 2005 to 2010.  Prior to joining Schenker, Mr. Germain was Chief Executive Officer and Founder of Cube Route. He was also Chief Operating Officer and Co-Founder of Grocery Gateway Inc., President of a Texas-based third party logistics firm, and a management consultant for The Boston Consulting Group.  Mr. Germain is a graduate of the Harvard Business School, where he received a master of business administration degree.  He also has a Bachelor of Science degree in engineering physics from Queens University.

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield is the Chairman of Waterfield Group, a diversified financial services holding company.  Mr. Waterfield is the Managing Director of Waterfield Asset Management, a registered investment advisor, and an owner and member of the Board of Directors of Cappello Waterfield & Co., an investment banking concern.  Mr. Waterfield also currently serves on the Board of Directors of Waterfield Enterprises, LLC, TheRateReport.com, Asure Software, RF Industries, Waterfield Technologies, and the Culver Military Summer School Alumni Association.  Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, primarily responsible for institutional small capitalization growth portfolios. Mr. Waterfield holds the Chartered Financial Analyst designation.  The Board believes that Mr. Waterfield’s experience in finance and M&A make him well qualified to serve as a director.

Paul Blom, 52, joined the Company in March 2007 and currently serves as Executive Vice President, Operations. From 1994 to 2004 he was employed at Celestica Inc., a large Tier 1 EMS provider where he left as Senior Vice President, Global Supply Chain.  Prior to joining SMTC, Paul was a member of the executive team at CFM Corporation.  Paul holds a Bachelor of Science in Mechanical Engineering from the University of Toronto and a Master’s in Business Administration from the Rotman School of Business.

Currently there is one vacant Board position that was created by the resignation from the Board of Anton Simunovic effective as of April 4, 2013.  The Nominating and Governance Committee is actively seeking a replacement Board member.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our director nominees or executive officers and any other of our director nominees or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During 2012, the Board held six (6) meetings. The Board has three standing committees:  the Nominating and Governance Committee, the Audit Committee and the Compensation and Management Development Committee.   All directors attended at least 75% of the meetings the Board and each of the committees of which they were members.  The Company has a policy of encouraging all directors to attend the Annual Meeting of Stockholders.

The Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of David Sandberg (Chair), Lawrence Silber and J. Randy Waterfield. Mr. Silber joined the committee on January 19, 2013.  The Nominating and Governance Committee (i) identifies individuals qualified to become members of the Board, (ii) selects, or recommends that the Board select, the director nominees for the next annual meeting of Stockholders, develops and recommends to the Board a set of corporate governance principles applicable to the Company and oversees the evaluation of the Board and its dealings with management and the committees of the Board.

The Nominating and Governance Committee has established a policy under which stockholders of the Company may recommend a candidate to the Committee for consideration for nomination as a director.  This policy is described later in this Proxy Statement under the heading “Additional Information - Stockholder Proposals.”

In evaluating and determining whether to recommend a person as a candidate for election as a Director, the Nominating and Governance Committee’s criteria reflects the requirements of the Nasdaq rules with respect to independence as well as the following factors:  (i) the needs of the Company with respect to the particular talents and experience of its directors; (ii) personal and professional integrity of the candidate; (iii) the level of education and/or business experience of the candidate; (iv) broad-based business acumen of the candidate; (v) the candidate’s level of understanding of the Company’s business and the electronic manufacturing services industry; (vi) the candidate’s abilities for strategic thinking and willingness to share ideas; and (vii) the Board’s need for diversity of experience, expertise and background.  The Nominating and Governance Committee will use these criteria to evaluate all potential director nominees.  In addition, effective January 18, 2013, the Board determined that absent a compelling reason such as service as an executive officer of the Company or significant stock ownership, the Nominating and Governance Committee will not recommend for reelection directors who have served as directors for more than ten years; and will not recommend for reappointment to any committee of the Board a director who has been a member of such committee continuously for five years.

The Company does not have a formal diversity policy with respect to its directors.  However, in considering whether to recommend any director nominee, including candidates recommended by stockholders, the Nominating Committee will consider the factors above, including the candidate’s diversity of experiences, expertise, ethnicity, gender and background.  The Nominating and Governance Committee does not assign specific weight to particular criteria, and no particular criterion is necessarily applicable to all prospective nominees.  The Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

The Nominating and Governance Committee met one (1) time in separate session during 2012.

The Audit Committee

The Audit Committee, which met four (4) times in 2012, consists of Clarke H. Bailey (Chair) and David Sandberg.  Anton Simunovic was also a member during 2012, but Mr. Simunovic resigned from the Board to concentrate on his other business interests effective April 2, 2013.  The Board has determined that Mr. Sandberg and Mr. Bailey are “audit committee financial experts” as defined by the Securities and Exchange Commission.

The Audit Committee, among other things, (i) appoints, oversees and replaces, if necessary, the Company’s independent auditor, (ii) assists the Board of Directors’ in its oversight and review of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s independent audit and (iii) prepares the Audit Committee Report included in this proxy statement.

The Compensation and Management Development Committee

The Compensation and Management Development Committee (“Compensation Committee”) currently consists of J. Randy Waterfield (Chair), Lawrence Silber and Clarke H. Bailey. Mr. Silber joined the committee on January 19, 2013.  The Compensation Committee met one (1) time in a separate session in 2012.  The general duties of the Compensation Committee are (i) to provide a general review of the Company’s compensation and benefit plans and (ii) to review compensation practices and policies and establish compensation for the officers of the Company.  The Company has not adopted a charter for the Compensation Committee.  The Compensation Committee serves to review and recommend to the Board annual salaries and bonuses for all executive officers of the Company, to review and recommend to the Board compensation for the Directors, to review and recommend to the Board the terms and conditions of all employee benefit plans or changes thereto and to administer the Company’s stock option plans.  The Co-Chief Executive Officers of the Company make recommendations regarding such salaries, compensation and terms and conditions, but the Compensation Committee reviews any such recommendations independently and is responsible for making final recommendations to the full Board.  The Board has determined that each of the members of the Compensation Committee is independent under the listing standards of the Nasdaq Stock Market, Inc.

The Compensation Committee reserves the right from time to time to utilize the services of an independent advisor to provide guidance in association with significant executive compensation decisions.  The Compensation Committee retains sole responsibility for engaging any advisor and meeting with such advisor, as needed, in the Committee’s sole discretion.

Risk Oversight

As a part of its oversight function, the Board monitors how management operates the Company.  Risk is an important part of deliberations at the Board and committee level throughout the year.  Committees consider risks associates with their particular areas of responsibility. The Board as a whole considers risks affecting the Company. To that end, the Board conducts periodic reviews of corporate risk management policies and procedures and annually reviews risk assessments prepared by management as a part of the Company’s enterprise risk management process. The enterprise risk management process evaluates the Company’s major risk exposures and the steps management has taken to monitor and control these exposures.  Therefore, the Board and its committees consider, among other items, the relevant risks to the Company when granting authority to management and approving business strategies.  The Board has determined that the positions of Chairman of the Board of Directors and the Co-Presidents/CEOs should be held by different persons.  David Sandberg serves as the non-executive Chair of the Board of Directors and has been determined by the Board to be independent under Nasdaq Stock Market, Inc. listing standards and Alex Walker and Claude Germain each serve as the Company’s Co-President and Co-CEO.  The Board of Directors believes that such separation of roles increases the Board’s independence from and oversight of the Company’s management and enhances its ability to carry out its roles and responsibilities on behalf of the stockholders.  Also in order to enhance the Board’s independence and oversight, in connection with the appointment of Claude Germain to the Board, Mr. Germain and Mr. Walker have agreed that, (i) in the event that the Company has seven directors and the Nominating and Governance Committee recommends that a qualified, independent candidate be either appointed or elected to the Board, one of Mr. Germain or Mr. Walker will resign from the Board to create a vacancy and (ii) in deliberating Board decisions regarding the acquisition or possible acquisition of other businesses or substantial assets of other businesses, or in connection with change of control transactions, one of Mr. Germain or Mr. Walker will abstain from voting as a director on such matters. Each of Mr. Germain and Mr. Walker will also abstain from voting as directors on any matter related to the retention, termination or compensation of the Company’s Chief Executive Officer or Co-Chief Executive Officers.

Although the Board retains the right to make changes in risk oversight responsibilities from time-to-time, the Board anticipates that the risk management responsibilities will continue in a substantially similar manner as described above.

 Stockholder Communications with the Board of Directors

Stockholders can contact the Board or any of the individual directors by contacting: Mr. Clarke Bailey at clarke.bailey@edcih.com.  Mr. Bailey will review, sort and summarize communications and then forward such communications to the Board or to in individual director.

Code of Ethics and Conduct and Corporate Governance Documents

The Board has adopted a Code of Ethics and Conduct and certain other corporate governance documents all of which are available on the Company’s website at www.smtc.com or in print to any stockholder who requests such document(s) in writing.

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

Based on the Company’s review of copies of such forms it has received from its executive officers, directors and greater than 10% beneficial owners, the Company has met its Section 16(a) filing requirements applicable to its Reporting Persons in a timely manner.

Item 11.  Executive Compensation

Director Compensation

In November 2008, the Board approved a revised compensation plan effective January 1, 2009 for independent directors (the “2009 Compensation Plan”).  Pursuant to the 2009 Compensation Plan, independent directors will earn a retainer of CDN $50,000 per year for serving on our Board. The Chairman of the Board will earn an additional retainer of CDN $15,000, the Chairman of the Audit Committee will earn an additional retainer of CDN $6,000 and the Chairman of all other committees will earn an additional retainer of CDN $3,000.  Board fees will be reduced on a prorated basis for nonattendance.  In November 2011, the compensation plan was amended such that fees paid to directors residing in the United States would be converted to U.S. dollars at par.  Each member of the Board is also required to own shares valued at one times the annual retainer amount within twenty four (24) months of joining the Board; two times the annual retainer amount within forty-eight (48) months of joining the Board and three times the annual retainer amount paid to such director within sixty (60) months of joining the Board.  We pay no additional remuneration to our employees for serving as directors or on committees.

The following table outlines the compensation to the Board of Directors for the period ended December 30, 2012:

Name	Fees Earned or Paid in Cash ($)
Clarke H. Bailey (2)	$56,000
Claude Germain	$-
Larry Silber (2)	$10,027
David Sandberg (2)	$69,178
Anton Simunovic (1)(2)	$50,000
J. Randall Waterfield	$36,574
Alex Walker	$-

(1)
Anton Simunovic resigned from the Board on April 2, 2013 and will not stand for re-election at the 2013 annual meeting of stockholders. Mr. Simunovic resigned as a director to concentrate more completely on his business pursuits and not as a result of any disagreement with the Company.

(2)
Directors Clarke Bailey, Larry Silber, David Sandberg and Anton Simunovic received additional fees for their involvement in various ad hoc committees during 2012. Those amounts are included within the Fees Earned or Paid in Cash column.

EXECUTIVE COMPENSATION AND RELATED
INFORMATION SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers. Salaries are paid in Canadian dollars consistent with the terms of the employment agreements and are translated at the average exchange rate for the year in the compensation table.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures.  The ASC 718 fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 30, 2012, and for which we recognize expense ratably over the vesting period.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)(b)	All Other Compensation ($)(c)	Total ($)
Alex Walker	2012	$260,000	$--	$117,000	$6,460	$383,460
Co-President and Co-Chief Executive Officer	2011	$131,539	$340,408	$21,095	$52,728	$545,771

Claude Germain	2012	$260,000	$--	$117,000	$6,640	$383,460
Co-President and Co-Chief Executive Officer	2011	$131,539	$340,408	$21,095	$52,728	$545,771

Paul Blom	2012	$252,824	$--	$116,797	$20,860	$390,481
Executive Vice President, Operations	2011	$252,824	$232,500	$--	$19,634	$504,958

(a)
The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC 718 during fiscal 2012 and 2011 for the following option awards.  The fair values of these option awards were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.

(i)
Mr. Walker was granted 11,000 stock options for common stock on August 12, 2011 with a Black-Sholes fair value of $0.70 per share and an exercise price of $3.20 per share.  Mr. Walker was granted 262,500 stock options for Common Stock on September 21, 2011 with a Black-Scholes fair value of $0.85 and an exercise price of $3.20 per share [one twelfth of the options vested on September 21, 2012].  On each subsequent quarter, an additional twelfth will vest, such that all of the options will be fully vested on June 21, 2015.  In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period.  Mr. Walker was granted 87,500 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.259 per share and an exercise price of $2.38 per share. 36,458 of the options vested on November 24, 2011, 7,292 options will vest on December 24, 2011, 21,875 options will vest on March 24, 2012, and 21,875 options will vest on June 24, 2012. In accordance with ASC 718, we record expense for this grant ratably over the six-month vesting period.

(ii)
Mr. Germain was granted 11,000 stock options for Common Stock on August 12, 2011 with a Black-Scholes fair value of $0.70 per share and an exercise price of $3.20 per share.  These shares vested immediately.  In accordance with ASC 718, we record expense for this grant immediately. Mr. Germain was granted 262,500 stock options for Common Stock on September 21, 2011 with a Black-Scholes fair value of $0.85 and an exercise price of $3.20 per share. One twelfth of the options vested on September 21, 2012.  On each subsequent quarter, an additional twelfth will vest, such that all of the options will be fully vested on June 21, 2015.  In accordance with ASC 718, we record expense for this grant ratably over the three-year vesting period.  Mr. Germain was granted 87,500 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.259 per share and an exercise price of $2.38 per share. 36,458 of the options vested on November 24, 2011, 7,292 options will vest on December 24, 2011, 21,875 options will vest on March 24, 2012, and 21,875 options will vest on June 24, 2012.  In accordance with ASC 718, we record expense for this grant ratably over the six-month vesting period.

(iii)
Mr. Blom was granted 150,000 stock options for Common Stock on November 24, 2011 with a Black-Scholes fair value of $1.55 per share and an exercise price of $2.38 per share, the closing price of the Company’s Common Stock on the date of grant.  These shares vest in four equal, annual installments, which began on the first anniversary of the date of grant.  In accordance with ASC 718, we record expense for this grant ratably over the four-year vesting period.  Mr. Blom resigned from the Company effective April 26, 2013.

(b)
Amounts disclosed for fiscal 2012 represent performance bonuses paid during fiscal 2012 in accordance with Mr. Walker and Mr. Germain’s compensation arrangements during their time as Interim Co-Chief Executive Officers.

(c)	The amount shown as “All Other Compensation” represents the sum of the following:
(i)	Mr. Walker was paid consulting fees for his service as Interim Co-Chief Executive Officer for the period from March 31, 2011 to June 20, 2011.
(ii)	Mr. Germain was paid consulting fees for his service as Interim Co-Chief Executive Officer for the period from March 31, 2011 to June 20, 2011.
(iii)
Mr. Blom’s employment agreement provides for the following perquisites: in 2012, car allowance of $14,400 and medical benefits valued at $6,460; in 2011, car allowance of $14,575 and medical benefits valued at $5,059.

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

On September 14, 2011, SMTC Canada entered into an employment agreement with Mr. Germain.  Under the terms of the agreement, Mr. Germain is entitled to an annual base salary of CDN$260,000, which may be increased by the Board of Directors of SMTC.  Mr. Germain is also entitled to receive a short term bonus with a target of 90% of his base salary if certain financial and individual performance targets to be determined by the Board are met, as well as health, dental and disability benefits.  In the event that Mr. Germain is terminated without cause, he is entitled to, at the Company’s option, either a lump sum payment, less applicable statutory deductions, equivalent to six months of the base salary, or salary continuance and health care coverage of six months.  The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for six months from the date of termination, and noncompetition provisions for twelve months from date of termination.

On March 6, 2007, SMTC Canada entered into an employment agreement with Mr. Blom.  Under the terms of the agreement, Mr. Blom is entitled to an annual base salary of CDN$250,000, which may be increased by the SMTC Canada Board.  Mr. Blom is also entitled to receive a short tem bonus with a target of 50% of his base salary if certain financial and individual performance targets to be determined by the SMTC Canada Board are met, as well as a car allowance and certain other standard benefits.  In the event that Mr. Blom is terminated without cause, he is entitled to salary continuance of twelve months plus one month for every year of service after twelve years of service, up to a maximum of eighteen months. The employment agreement provides for customary non-solicitation provisions which continue during the term of the agreement and for eighteen months from the date of termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and equity incentive plan awards for each executive officer outstanding as of the end of fiscal 2012. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

	Option Awards							Stock Awards (a)
	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex Walker	11,000	(b)			3.20	8/12/2016
	43,750		218,750	(c)	3.20	9/21/2016	0	0	0	0
	87,500				2.38	11/24/2016
Claude Germain	11,000	(b)			3.20	8/12/2016
	43,750		218,750	(c)	3.20	9/21/2016
	87,500				2.38	11/24/2016
Paul Blom	40,000				3.11	3/16/2012
	16,666				1.64	11/14/2012
	16,667				0.70	11/10/2013
	39,730				1.00	11/10/2014
	37,500		112,500	(d)	2.38	11/24/2016

(a)	The Company has no outstanding stock awards.
(b)	These options vested immediately.
(c)	One twelfth of the options vest at the end of each fiscal quarter during the term, such that all of the options will be fully vested on June 21, 2015.
(d)	The shares underlying this award vest in four equal, annual installments, beginning on the first anniversary of the date of grant.

POST-TERMINATION COMPENSATION AND CHANGE OF CONTROL PAYMENTS

The terms of Mr. Walker’s and Mr. Germain’s employment are governed by employment agreements dated September 14, 2011.  Mr. Blum’s employment arrangement is governed by a March 6, 2007 agreement.

Termination Without Cause

Under Mr. Blum’s employment agreement, in the event of termination without cause the Company provides Mr. Blum with benefits equal to:

a)
Salary continuation for a period of twelve (12) months, plus one (1) month for every completed year of active employment beyond twelve (12) years of service, to a maximum of eighteen (18) months of salary continuance, and

b)	benefits continuation for the severance period.

In the event that, prior to the end of the salary continuation period, Mr. Blum obtains alternative employment that provides total remuneration that is at least 75% of his total compensation previously provided by the Company, then the salary continuation payments will be discontinued and the Company will provide a lump sum payment, less applicable deductions, that is equivalent to 50% of the then remaining salary continuation payments to which he would have been entitled.

The Chief Executive Officers’ employment agreements also provide compensation upon termination for other than cause. Under these agreements, the Company provides the Chief Executive Officer a lump sum payment, less applicable statutory deductions, equivalent to six months of the aggregate base salary or salary continuance and health care coverage for 6 months, at the Company’s option, and any short term bonus that the executive qualifies for.

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

In the 2010 Plan, a covered transaction is defined as any of:

(i)
a consolidation, merger, or similar transaction or series of related transactions, including a sale or other disposition of stock, in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding common stock by a single person or entity or by a group of persons and/or entities acting in concert;

(ii)	a sale or transfer of all or substantially all of the company’s assets; or

(iii)	a dissolution or liquidation of the Company.

For executives other than the Chief Executive Officers, in the event of a covered transaction:

a)	all outstanding awards shall vest and if relevant become exercisable, immediately prior to the covered transaction;

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

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which officers may participate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April, 26 2013, information regarding beneficial ownership.  The table sets forth the number of shares beneficially owned and the percentage ownership for:

•       each person who is known by us to own beneficially more than 5% of our outstanding shares of Common Stock;

•       each current executive officer named in our summary compensation table and each current director; and

•       all executive officers and current directors as a group.

As of April, 26 2013, our outstanding equity securities (other than holdings of SMTC Nova Scotia Company, a subsidiary of SMTC Canada) consisted of 16,344,193 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6.  The number of shares beneficially owned by each Stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 26, 2013 through the exercise of any stock option, warrant or other right.  The inclusion in the following table of those shares, however, does not constitute an admission that the named Stockholder is a direct or indirect beneficial owner.

		Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC (1)	2,488,792		2,488,792	15.2%
654 Broadway, Suite 5
New York, New York, 10012
Directors and Executive Officers:
Clarke H. Bailey	45,000		45,000	0.3%
Paul Blom (2)	13,295	206,397	219,692	1.3%
Claude Germain	38,200	98,500	136,700	0.8%
David Sandberg (1)	2,488,792		2,488,792	15.2%
Anton Simunovic (3)	--	--	--	--
Alex Walker	37,268	98,500	135,768	0.8%
J. Randall Waterfield	154,588	--	154,588	1.0%
Lawrence Silber	--	--	--	--
All Directors and Executive Officers as a group (8 persons)	2,777,143	403,397	3,180,540	19.4%

* The number of shares of Common Stock deemed outstanding on April  26, 2013 with respect to a person or group includes (a) 16,344,193 shares outstanding on such date (including shares of Common Stock issuable upon exchange of exchangeable shares of our subsidiary, SMTC Canada, other than exchangeable shares held by SMTC Nova Scotia Company, a subsidiary of SMTC Canada) and (b) all options that are currently exercisable or will be exercisable within 60 days of April 26, 2013 by the person or group in question.

(1)
Includes shares of Common Stock held by The Red Oak Fund, LP, the Bear Market Opportunity Fund, L.P. and Pinnacle Fund LLP, which are affiliates of Red Oak Partners, LLC. David Sandberg is the managing member of Red Oak Partners LLC and has shared power to vote or to direct the vote of all of such shares of Common Stock and power to dispose or direct the disposition of all of such shares. Information as reported on Form 4 filed with the Securities and Exchange Commission on December 31, 2010 by Red Oak Partners, LLC.

(2)	Mr. Blom resigned from the Company effective April 26, 2013.

(3)	Mr. Simunovic resigned from the Board effective April 2, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

RELATED PARTY TRANSACTIONS

Stockholders Agreement

Certain of our current Stockholders and option holders are parties to a stockholders agreement that, among other things, provides for registration rights and contains provisions regarding the transfer of shares.

Employment Arrangements

The Company and each executive officer have entered into employment agreements. Each of these employment arrangements is more fully described under Item 11 -“Employment Agreements” and -“Post Termination Compensation and Change of Control Payments.”

DIRECTOR INDEPENDENCE

The Board has determined that each of Clarke H. Bailey, David Sandberg, Larry Silber and J. Randy Waterfield is an “independent director” as defined in the rules of the NASDAQ Global Market (“NASDAQ Rules”).

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

Item 14. Principal Accounting Fees and Services

Relationship of the Company with Independent Registered Public Accounting Firm

KPMG, LLP (“KPMG”) has been our principal independent registered public accounting firm to audit the Company’s financial statements in excess of five years.   There have been no disagreements between us and KPMG since engagement. KPMG is located at 333 Bay Street in Toronto Ontario Canada.

Principal Accountant Fees and Services

Audit and Audit-Related Fees

Fees for audit, audit-related services and tax services by our accounting firms for the years ended December 30, 2012 and January 1, 2012 were as follows:

	2012	2011
Audit fees – KPMG	$465,000	$446,000
Audit related fees – KPMG	--	--
Tax fees	160,000	137,000
Total audit, audit related and tax fees	$625,000	$583,000

We were not billed for any fees other than tax and audit related fees from our principal accountants in 2012 or 2011.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

 Determination of Independence

There were no fees billed by KPMG for services other than tax and audit related services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION
/s/ ALEX WALKER
Alex Walker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ ALEX WALKER	President, Chief Executive Officer, Interim Chief Financial	May 1, 2013
Alex Walker	Officers and Director (Principal Executive Officer)

/s/ CLAUDE GERMAIN	President, Chief Executive Officer (Principal Executive	May 1, 2013
Claude Germain	Officer)

/s/ DAVID SANDBERG	Director and Chair of the Board	May 1, 2013
David Sandberg

/s/ CLARKE BAILEY	Director	May 1, 2013
Clark Bailey

/s/ LAWRENCE SILBER	Director	May 1, 2013
Lawrence Silber

/s/ J. RANDALL WATERFIELD	Director	May 1, 2013
J. Randall Waterfield