Form 10-Q
period 2013-03-31
SMTC CORP
filed 2013-05-10
CIK 1108320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:
(Expressed in thousands of U.S. dollars)
(Unaudited)

	March 31, 2013	December 30, 2012
Assets
Current assets:
Cash	$3,384	$2,203
Accounts receivable—net (note 3)	39,998	36,301
Inventories (note 3)	58,794	54,806
Prepaid expenses	3,510	2,431
Income taxes receivable	300	357
Current portion of deferred income taxes (note 6)	2,237	2,237
	108,223	98,335
Property, plant and equipment—net (note 3)	19,395	19,410
Deferred financing costs—net (note 3)	473	564
Deferred income taxes (note 6)	3,431	3,398
	$131,522	$121,707
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,282	$48,766
Accrued liabilities (note 3)	8,769	9,220
Income taxes payable	668	566
Revolving credit facility (note 4)	27,852	12,896
Current portion of term facility (note 4)	3,473	4,631
Current portion of capital lease obligations	1,887	1,628
	85,931	77,707
Capital lease obligations	1,617	1,292
Contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	389	389
Additional paid-in capital	263,524	263,424
Deficit	(219,939)	(221,105)
	43,974	42,708
	$131,522	$121,707

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
Revenue	$65,447	$72,457
Cost of sales (note 11)	58,503	64,932
Gross profit	6,944	7,525
Selling, general and administrative expenses	4,514	3,969
Restructuring charges (note 9)	452	451
Operating earnings	1,978	3,105
Interest expense (note 3)	384	463
Earnings before income taxes	1,594	2,642
Income tax expense (recovery) (note 6)
Current	461	253
Deferred	(33)	(46)
	428	207
Net earnings, also being comprehensive income	1,166	2,435

Earnings per share of common stock:
Basic
Basic	$0.07	$0.15
Diluted	$0.07	$0.15
Weighted average number of shares outstanding (note 7)
Basic	16,344,193	16,228,666
Diluted	16,408,579	16,350,977

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars)

Three months ended March 31, 2012 and April 1, 2012
(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	100	—	100
Net income	—	—	1,166	1,166
Balance, March 31, 2013	$389	$263,524	$(219,939)	$43,974

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	101	—	101
Conversion of shares from exchangeable to common stock	(766)	766	—	—
Exercise of stock options	1	192	—	193
Net income	—	—	2,435	2,435
Balance, April 1, 2012	$4,866	$258,642	$(226,212)	$37,296

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended
	March 31, 2013	April 1, 2012
Cash provided by (used in):
Operations:
Net earnings	$1,166	$2,435
Items not involving cash:
Depreciation	909	752
Unrealized gain on derivative financial instrument	(1,019)	(462)
Deferred income taxes	(33)	(46)
Non-cash interest	91	104
Stock-based compensation	100	101
Change in non-cash operating working capital:
Accounts receivable	(3,697)	(4,562)
Inventories	(3,988)	(2,310)
Prepaid expenses	(29)	(834)
Income taxes payable	159	(319)
Accounts payable	(5,484)	(4,015)
Accrued liabilities	(191)	(425)
	(12,016)	(9,581)
Financing:
Increase in revolving debt	14,956	12,136
Repayment of term facility	(1,158)	(1,235)
Principal payment of capital lease obligations	(641)	(502)
Proceeds from sales leaseback	988	170
Proceeds from issuance of common stock	—	193
Payment of contingent consideration	(291)	—
	13,854	10,762
Investing:
Purchase of property, plant and equipment	(657)	(1,699)
	(657)	(1,699)
Increase (decrease) in cash	1,181	(518)
Cash, beginning of period	2,203	2,635
Cash, end of the period	$3,384	$2,117

Supplemental Information
Cash interest paid	$309	$401
Cash taxes paid – net	$203	$508
Property, plant and equipment acquired through capital lease	$1,338	$570

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.        Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Canada, Mexico and China. The Canada facility is expected to be closed in the second quarter of 2013. All facilities provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 30, 2012, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2013, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the period ended December 30, 2012.

2.        Recent accounting pronouncements

a)     In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (Topic 210) – Disclosures about Offsetting Assets and Liabilities (ASU 2011-12).The amendments in this update require an entity that has financial instruments and derivative instruments that are either 1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or 2) subject to an enforceable master netting arrangement or similar agreement, to disclose information about offsetting and related arrangements. The amendments in this ASU will be required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be presented retrospectively for all comparative periods. There is no material impact of the adoption of ASU 2011-11 on our consolidated financial statements.

3.        Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income.

Consolidated balance sheets

Accounts receivable – net:
	March 31, 2013	December 30, 2012
Accounts receivable	$40,133	$36,506
Allowance for doubtful accounts	(135)	(205)
Accounts receivable—net	$39,998	$36,301

Inventories:
	March 31, 2013	December 30, 2012
Raw materials	$35,598	$39,714
Work in process	14,153	9,717
Finished goods	7,542	3,894
Parts	1,501	1,481
Inventories	$58,794	$54,806

Property, plant and equipment – net:
	March 31, 2013	December 30, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	41,714	41,050
Office furniture and equipment	2,799	2,770
Computer hardware and software (b)	10,404	10,226
Leasehold improvements (c)	3,990	3,967
	70,433	69,539

Less accumulated depreciation:
Land	—	—
Buildings	(6,428)	(6,303)
Machinery and equipment (a)	(29,551)	(28,931)
Office furniture and equipment	(2,443)	(2,414)
Computer hardware and software (b)	(9,436)	(9,342)
Leasehold improvements (c)	(3,180)	(3,139)
	(51,038)	(50,129)
Property, plant and equipment—net	$19,395	$19,410

(a)
Included within machinery and equipment were assets under capital leases with costs of $6,452 and $5,739 as at March 31, 2013 and April 1, 2012, respectively and associated accumulated depreciation of $1,383 and $1,249 as of March 31, 2013 and of April 1, 2012, respectively. The related depreciation expense for the three months ended March 31, 2013 and April 1, 2012 were $200 and $160, respectively.

(b)
Included within computer hardware and software were assets under capital leases with costs of $400 and $400 as at March 31, 2013 and April 1, 2012, respectively and associated accumulated depreciation of $156 and $22 as at March 31, 2013 and April 1, 2012 respectively.  The related depreciation expense for the three months ended March 31, 2013 and April 1, 2012 were $33 and $22, respectively.

(c)
Included within leasehold improvements were assets under capital leases with costs of $73, and associated accumulated depreciation of $16 as of March 31, 2013. The related depreciation expense for the three months ended March 31, 2012 was $4. There were no leasehold improvements under capital lease for the three months ended April 1, 2012.

Deferred financing costs:

	March 31, 2013	December 30, 2012
Deferred financing costs	$1,396	$1,396
Accumulated amortization	(923)	(832)
	$473	$564

Accrued liabilities:

	March 31, 2013	December 30, 2012
Customer related	$1,782	$1,374
Payroll	3,891	3,968
Professional services	631	597
Restructuring (note 9)	1,704	1,727
Vendor related	—	95
Miscellaneous taxes	143	45
Acquisition related	494	785
Other	124	629
Accrued liabilities	$8,769	$9,220

Consolidated statements of operations and comprehensive income

Interest expense:

	Three months ended
	March 31, 2013	April 1, 2012
Long-term debt	$38	$73
Revolving credit facility	296	321
Obligations under capital leases	50	69
Interest expense	$384	$463

4.        Debt

(a) Revolving credit facility

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility, in both the United States and Canada (collectively, the “PNC Facility”), has a term of three years expiring in September, 2014.  Advances made under the revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country plus one quarter of one percent. The base commercial lending rate of each respective country of borrowing, should approximate prime rate. At March 31, 2013 there was a Canadian dollar denominated credit balance of $355. At December 30, 2012, there was a Canadian dollar denominated debt balance of $1,245.

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

The PNC agreement contains certain financial and non-financial covenants (note 4(c)).

(b) Term facility

The following table shows the classification of the term facility as at:

	March 31, 2013	December 30, 2012

Term facility	$3,473	$4,631

Less: Current portion of Term facility	(3,473)	(4,631)
Long-term portion of Term facility	$-	$-

The Company has a term debt facility with Export Development Canada expiring in October, 2013 (“EDC”, and the “EDC Facility”).  Remaining principal repayments of the term loan to EDC consist of three quarterly installments of $1,158 until the maturity date of October 13, 2013. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

The EDC Facility is jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

 (c) Covenants

The PNC agreement contains certain financial and non-financial covenants, including certain cross-default provisions.

The Company violated certain covenants included in the PNC and EDC agreements as of March 31, 2013.  Subsequent to March 31, 2013, the Company secured waivers and amendments from PNC and EDC covering these events of default.

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

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at March 31, 2013 and December 30, 2012 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of March 31, 2013:

	Number of shares	$
Common Stock
Common shares:
Balance at beginning and end of the three month period	16,344,193	$389
Special voting stock:
Balance at beginning and end of the three month period	1	$—
Total Common stock	16,344,194	$389

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the year ended December 31, 2012. There were no stock options granted during the three month period ended March 31, 2013. The Company generally issues new shares when options are exercised. A summary of stock option activity for the three month period ended March 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2012	1,400,807	$2.82
Outstanding at March 31, 2013	1,400,807	$2.82	$133	3.5
Exercisable at March 31, 2013	454,230	$2.39	$133	3.0

During the three month periods ended March 31, 2013 and April 1, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $100 and $101, respectively.

6.       Income taxes

During the three months ended March 31, 2013 and April 1, 2012, respectively, the Company recorded a net income tax expense of $428 and $207, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At December 30, 2012, the Company had total net operating loss (“NOL”) carry forwards of $79,925, which will expire in the years presented below:

2013	$2,840
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2023	18,338
2026-2031	43,147
$79,925

At March 31, 2013 and December 30, 2012, the Company had gross unrecognized tax benefits of $274 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods.  The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2012 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2012 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $67 and $64 accrued for interest and penalties as of March 31, 2013 and December 30, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period.

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

7.           Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 31, 2013	April 1, 2012
Basic weighted average shares outstanding	16,344,193	16,228,666
Dilutive stock options (a)	64,386	122,311
Diluted weighted average shares outstanding	16,408,579	16,350,977

(a)
For the three months ended March 31, 2013 and April 1, 2012, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $2.48 and $3.16 per share, respectively. For the three months ended March 31, 2013 and April 1, 2012, the calculation did not include 927,000 and 590,600 stock options, respectively, as the effect would have been anti-dilutive.

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

	Three months ended
	March 31, 2013	April 1, 2012
Revenues
Mexico	$48,868	$42,102
Asia	11,782	11,387
Canada	5,980	8,492
U.S.	10,504	13,376
Total	$77,134	$75,357

Intersegment revenue
Mexico	$(4,861)	$(969)
Asia	(2,419)	(755)
Canada	(1,124)	(745)
U.S.	(3,283)	(431)
Total	$(11,687)	$(2,900)

Net external revenue
Mexico	$44,007	$41,133
Asia	9,363	10,632
Canada	4,856	7,747
U.S.	7,221	12,945
Total	$65,447	$72,457

Adjusted EBITDA
Mexico	$2,530	$4,035
Asia	535	686
Canada	18	(1,012)
U.S.	256	599
Total	$3,334	$4,308

Interest	384	463
Restructuring charges	452	451
Depreciation	909	752
Earnings before income taxes	$1,594	$2,642

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended March 31, 2013:

	Three months ended
	March 31, 2013	April 1, 2012
Mexico	$411	$1,269
Asia	343	3
Canada	74	501
U.S.	66	326
Total	$894	$2,099

Long-lived assets (a)

	March 31, 2013	December 30, 2012
Mexico	$10,704	$10,725
Asia	3,891	3,690
Canada	2,631	2,730
U.S.	2,169	2,265
Total	$19,395	$19,410

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended March 31, 2013 and April 1, 2012:

	Three months ended
	March 31, 2013	April 1, 2012
U.S.	$50,066	$50,212
Canada	11,686	17,487
Europe	1,427	4,510
Asia	2,247	207
Mexico	21	41
Total	$65,447	$72,457

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

During the three months ended March 31, 2013, two customers individually comprised 37.5% and 10.2% (April 1, 2012– 34.3% and 12.6%) of total revenue across all geographic segments. As of March 31, 2013, these customers represented 34%  and 8%, respectively, (December 30, 2012, 30%, and 10%, respectively) of the Company’s trade accounts receivable.

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

During the fourth quarter of 2012, the Company announced that the manufacturing operations of the Markham facility will discontinue in the second quarter of 2013 and recorded severance restructuring charges of $1,729, impacting approximately 197 FTEs.

During the first quarter of 2013, the restructuring accrual related to the closure of the Markham facility was increased by $452, impacting approximately 7 FTEs.

The following table details the change in restructuring accrual for the period from December 30, 2012 to March 31, 2013, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 30, 2012	$1,472	$255	$1,727
Charges	452	—	452
Payments	(475)	—	(475)

Balance as at March 31, 2013	$1,449	$255	$1,704

Remaining accrued amounts relating to the 2012 Plan in the United States and Markham are expected to be paid out by the end of the second quarter of 2014 through a drawdown on the revolving credit facilities.

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

11.      Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the fiscal 2013 and the first two months of fiscal 2014, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2013 and the first two months of 2014. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815” Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at March 31, 2013:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 18,000	$17,728
Mexican Peso	Buy	MXN 302,754	$23,000

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on March 31, 2013 was $1019 (April 1, 2012 – $462) which was included in cost of sales in the statement of operations and comprehensive income. The realized gain on these contracts was $280 (April 1, 2012 - $387), and is included as a component of cost of sales, in the consolidated statement of operations. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at March 31, 2013:

	March 31, 2013	December 30, 2012
Prepaid Expenses and Other Assets	$1,597	$547
Accrued Liabilities	(31)	—
Net fair value of derivative financial instruments	$1,566	$547

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 27, 2013. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on March 27, 2013, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Developments in 2013

Revenue decreased by $7.0 million, from $72.5 million for the first quarter of 2012 to $65.5 million for the first quarter of 2013 mainly due to a decrease in revenue from one disengaging customer, combined with decreases in three larger customers due to decreases in end customer demand. The decreases were slightly offset by increases in two existing customers and new customer revenue.

During the fourth quarter of 2012, the Company announced that the manufacturing operations of the Markham facility will discontinue in the second quarter of 2013 and recorded severance restructuring charges.  During the first quarter of 2013, the restructuring accrual related to the closure of the Markham facility was increased by $452, impacting approximately 7 full time equivalents.

The Company violated certain of its bank covenants as of March 31, 2013. Subsequent to March 31, 2013, the Company secured waivers and amendments to these lending agreements covering these events of default.  Continued compliance with its covenants is dependent on the Company achieving certain forecasts.  Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Debt increased by $14.3 million from the prior quarter, bringing debt up to $34.8 million. The increase in debt was primarily due to the following: the timing of revenue in the quarter as a large portion of revenue was generated in the third month of the quarter, resulting in cash not being collectible until the second quarter; an effort to pay vendors quicker; an increase in inventory related to customer push outs from the first quarter to the second quarter; and purchase of equipment.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended March 31, 2013 compared with the quarter ended April 1, 2012:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended March 31, 2013		Three months ended April 1, 2012		Change 2013 to 2012
	$	%	$	%	$	%
Revenue	$65.5	100.0%	$72.5	100.0%	$(7.0)	(9.6%)
Cost of sales	58.5	89.4%	64.9	89.5%	(6.4)	(9.9%)
Gross profit	7.0	10.6%	7.6	10.5%	(0.6)	(7.9%)
Selling, general and administrative expenses	4.5	6.9%	4.0	5.5%	0.5	12.5%
Restructuring charges	0.5	0.7%	0.5	0.7%	—	—
Operating earnings	2.0	3.0%	3.1	4.3%	(1.1)	(35.5%)
Interest expense	0.4	0.6%	0.5	0.7%	(0.1)	(20.0%)
Earnings before income taxes	1.6	2.4%	2.6	3.6%	(1.0)	(38.5%)
Income tax expense
Current	0.4	0.6%	0.2	0.3%	0.2	100%
Deferred	—	0.0%	—	0.0%	—	—
	0.4	0.6%	0.2	0.3%	0.2	100%
Net earnings	$1.2	1.8%	$2.4	3.3%	$(1.2)	(50.0%)

Revenue

Revenue decreased by $7.0 million, or 9.6%, from $72.5 million for the first quarter of 2012 to $65.5 million for the first quarter of 2013 mainly due to a decrease in revenue from one disengaging customer, combined with decreases in three larger customers due to decreases in end customer demand. The decreases were slightly offset by increases in two existing customers and new customer revenue.

During the first quarter of 2013, revenue from the industrial sector decreased by $6.9 million to $51.6 million for the first quarter of 2013 compared with $58.5 million for the same period in 2012, mainly due to the decreases from a disengaging customer and two large customers. Revenue from the industrial sector as a percentage of total revenue decreased to 78.8% in the first quarter of 2013 compared with 80.8% in the first quarter of 2012.

Revenue from the communications sector decreased compared with the same quarter of 2012; $4.2 million for the first quarter of 2013 compared with $7.0 million in 2012, which represented 6.5% of revenue in the first quarter of 2013, compared with 9.7% of revenue in the first quarter of 2012. The decrease was mainly due to the decrease in demand of one customer.

Revenue from the networking and enterprise computing sector increased to $6.0 million for the first quarter of 2013 compared with $3.8 million in 2012, which represented 9.2% of revenue in the first quarter of 2013, up from 5.2% of revenue in the first quarter of 2012. The increase was mainly due to increased orders from one customer.

Revenue for the medical sector increased by $0.5 million to $3.6 million in the first quarter of 2013, compared to $3.1 million in the first quarter of 2012 due to the increase in demand from one customer. Revenue from the medical sector as a percentage of total revenue increased to 5.5% in the first quarter of 2013 compared with 4.3% in the first quarter of 2012.

During the first quarter of 2013, the Company recorded approximately $1.7 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.5 million in the first quarter of 2012. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.0% of revenue from continuing operations during the first quarter of 2013, compared with 86.9% in the first quarter of 2012. Revenue from the two largest customers during the first quarter of 2013 was $24.5 million and $6.7 million, representing 37.5%, and 10.2% of total revenue, respectively. This compares with revenue from the two largest customers during the first quarter of 2012 was $24.8 million and $9.1 million, representing 34.3% and 12.6% of total revenue, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2013, 67.3% of our revenue was attributable to production from our operations in Mexico, 11.0% in the U.S., 14.3% in Asia and 7.4% in Canada.  During the first quarter of 2012, 56.7% of our revenue was attributable to production from our operations in Mexico, 17.9% in the U.S., 14.7% in Asia and 10.7% in Canada.

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

Gross Profit

Gross profit for the first quarter of 2013 decreased by $0.6 million to $7.0 million or 10.6% of revenue compared with 10.5% of revenue for the same period in 2012. This was due to a decrease of revenue levels and the inability to cover fixed costs and increased labor cost, slightly offset by foreign exchange gains on favorable forward contracts on the Canadian dollar and Mexican Peso in the quarter.

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

Starting in the third quarter of 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. Included in cost of sales for the first quarter of 2013 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized gain of $0.3 million. Included in cost of sales for the first quarter of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized gain of $0.4 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.5 million during the first quarter of 2013 to $4.5 million  The increase was mainly due to an  increase in sales and marketing expenses, business trip expenses and professional fees.

Restructuring Charges

During the fourth quarter of 2012, the Company announced that the Markham facility will close in the second quarter of 2013 and recorded severance restructuring charges.  During the first quarter of 2013, the restructuring accrual related to the closure of the Markham facility was increased by $452, impacting approximately 7 FTEs.

During the first quarter of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility.  The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximated 16 full-time equivalents.

Interest Expense

Interest expense decreased from $0.5 million in the first quarter of 2012 to $0.4 million for the first quarter of 2013. The decrease of $0.1 million primarily resulted from lower average debt levels.  The weighted average interest rates with respect to the debt were 3.4% and 3.3% for each of the first quarters of 2013 and 2012, respectively.

Income Tax Expense

During the three months ended March 31, 2013 and April 1, 2012, respectively, the Company recorded a net income tax expense of $0.4 million and $0.2 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions.

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

At March 31, 2013, the Company had total net operating loss carry forwards of $79.9 million, of which $2.8 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $18.3 million will expire in 2023, and the remainder will expire between 2026 and 2031.

Liquidity

Net cash used in operating activities during the three months ended March 31, 2013 was $12.0 million driven by working capital changes, partially offset by the net income generated by the Company. Net working capital increased by $13.2 million mainly due to increases in accounts receivable and inventory, along with a decrease in accounts payable. Accounts receivable days sales outstanding were 56 and 53 days for the three months ended March 31, 2013 and April 1, 2012, respectively.  Inventory turnover, on an annualized basis declined to 4 times for the three months ended March 31, 2013 compared to 5 times for the three months ended April 1, 2012 due to an increase in inventory levels and decrease in revenue. Accounts payable days outstanding were 67 days at the end of the first three months of 2013 compared to 59 days for the same period in 2012.

Net cash provided by financing activities during the three months ended March 31, 2013 was $12.0 million compared to $10.8 million for the three months ended April 1, 2012. During the three months ended March 31, 2013, the Company increased revolving debt by $15.0 million to fund additional working capital requirements compared to increased revolving debt of $12.1 million for the same period in 2012.  The Company violated certain of its bank covenants as of March 31, 2013.  Subsequent to March 31, 2013, the Company secured waivers and amendments to these lending agreements covering these events of default.  During the three months ended March 31, 2013, the Company repaid $1.2 million on the term facility, received proceeds from sales leasebacks of $1.0 million and made capital lease payments of $0.6 million. During the three months ended April 1, 2012, the Company repaid $1.2 million on the term facility, generated $0.2 million in proceeds from the issuance of stock from executive option exercises, received proceeds from sales leasebacks of $0.2 million and made capital lease payments of $0.5 million.

Net cash used in investing activities during the three months ended March 31, 2013 and April 1, 2012 was $0.7 million and $1.7 million, respectively, consisting of additions of property, plant and equipment.

Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC and EDC Facilities which expire in September, 2014 and October, 2013, respectively. The Company violated certain of its bank covenants as of March 31, 2013.  Subsequent to March 31, 2013, the Company secured waivers and amendments to these lending agreements covering these events of default. We have also previously relied on our access to the capital markets. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

During the three months ended March 31, 2013, the Company acquired machinery and equipment with a value of $1.3 million via capital leases.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended March 31, 2013 was 3.4%. At March 31, 2013, the interest rate on our U.S. revolving credit facility is 3.25% based on the U.S. prime rate and our U.S. term debt bore interest at 3.49% based on LIBOR.

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

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 30, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of March 31, 2013.

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

Our two largest customers represented 37.5% and 10.2% of total revenue for the three months ended March 31, 2013. For the first three months of 2013, our top ten largest customers collectively represented 89.0% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement.  Advances made under the revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country plus one quarter of one percent. The base commercial lending rate of each respective country of borrowing, should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company violated certain of its bank covenants as of March 31, 2013.  Subsequent to March 31, 2013, the Company secured waivers and amendments to these lending agreements covering these events of default. Continued compliance with its covenants is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

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

•
We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC Facility. These covenants, include (i) maximum capital expenditures, (ii) minimum four quarter rolling EBITDA and (iii) maximum cash conversion cycle. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC and EDC Facility.

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

Item 6 Exhibits

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.3
Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

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

SMTC CORPORATION

By:	/s/ Alex Walker
Name:	Alex Walker
Title:	Co-Chief Executive Officer

By	/s/ Claude Germain
Name:	Claude Germain
Title:	Co-Chief Executive Officer

Date: May 10, 2013

EXHIBIT INDEX

31.1	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

31.2	Certification of Claude Germain pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

31.3	Certification of Alex Walker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.1	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.2	Certification of Claude Germain, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

32.3	Certification of Alex Walker, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.

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