Form 10-Q
period 2013-06-30
SMTC CORP
filed 2013-08-08
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, SMTC Corporation had 16,360,860 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash	$2,989	$2,203
Accounts receivable—net (note 3)	32,330	36,301
Inventories (note 3)	49,118	54,806
Prepaid expenses	1,201	2,431
Income taxes receivable	300	357
Current portion of deferred income taxes (note 6)	1,967	2,237
	87,905	98,335
Property, plant and equipment—net (note 3)	18,767	19,410
Deferred financing costs—net (note 3)	429	564
Deferred income taxes (note 6)	3,684	3,398
	$110,785	$121,707
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,582	$48,766
Accrued liabilities (note 3)	9,152	9,220
Income taxes payable	528	566
Revolving credit facility (note 4a)	20,142	12,896
Current portion of term facility (note 4b)	2,316	4,631
Current portion of capital lease obligations	1,759	1,628
	71,479	77,707
Capital lease obligations	1,242	1,292
Contingencies (note 10)

Shareholders’ equity:
Capital stock (note 5)	389	389
Additional paid-in capital	263,616	263,424
Deficit	(225,941)	(221,105)
	38,064	42,708
	$110,785	$121,707

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue	$64,896	$75,117	$130,343	$147,574
Cost of sales (note 11)	63,645	67,836	122,148	132,768
Gross profit	1,251	7,281	8,195	14,806
Selling, general and administrative expenses	5,555	4,392	10,069	8,361
Gain on sale of property, plant and equipment	(101)	—	(101)	—
Contingent consideration (note 12)	250	(650)	250	(650)
Restructuring charges (note 9)	702	—	1,154	451
Operating earnings (loss)	(5,155)	3,539	(3,177)	6,644
Interest expense (note 3)	445	542	829	1,005
Earnings (loss) before income taxes	(5,600)	2,997	(4,006)	5,639
Income tax expense (note 6)
Current	385	166	846	419
Deferred	17	33	(16)	(13)
	402	199	830	406

Net earnings (loss), also being comprehensive income (loss)	(6,002)	2, 798	(4,836)	5,233

Earnings (loss) per share of common stock:
Basic
Basic	$(0.37)	$0.17	$(0.30)	$0.32
Diluted	$(0.37)	$0.17	$(0.30)	$0.32
Weighted average number of shares outstanding (note 7):
Basic	16,346,025	16,300,574	16,345,109	16,266,077
Diluted	16,346,025	16,459,872	16,345,109	16,406,881

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended June 30, 2013 and July 1, 2012

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	181	—	181
Exercise of stock options	—	11	—	11
Net loss	—	—	(4,836)	(4,836)
Balance, June 30, 2013	$389	263,616	$(225,941)	38,064

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	202	—	202
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Exercise of stock options	1	192	—	193
Net earnings	—	—	5,233	5,233
Balance, July 1, 2012	$389	$263,220	$(223,414)	$40,195

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30,2013	July 1, 2012	June 30,2013	July 1, 2012
Cash provided by (used in):
Operations:
Net earnings (loss)	$(6,002)	$2,798	$(4,836)	$5,233
Items not involving cash:
Depreciation	1,008	772	1,917	1,524
Unrealized (gain) loss on derivative financial instrument (note 11)	2,123	455	1,104	(7)
Gain on sale of property, plant and equipment	(101)	—	(101)	—
Deferred income taxes	17	33	(16)	(13)
Non-cash interest	44	101	135	205
Stock-based compensation	81	101	181	202
Contingent consideration	—	(650)	—	(650)
Change in non-cash operating working capital:
Accounts receivable	7,668	2,620	3,971	(1,942)
Inventories	9,676	(5,742)	5,688	(8,052)
Prepaid expenses	711	(540)	690	(1,374)
Income taxes receivable/payable	(140)	60	19	(259)
Accounts payable	(5,700)	5,692	(11,184)	1,677
Accrued liabilities	131	(806)	(68)	(1,231)
	9,516	4,894	(2,500)	(4,687)
Financing:
Increase (decrease) in revolving debt	(7,709)	(1,502)	7,246	10,634
Repayment of term facility	(1,158)	(926)	(2,315)	(2,161)
Principal payment of capital lease obligations	(503)	(402)	(1,144)	(904)
Proceeds from sales leaseback	—	—	988	170
Payment of contingent consideration	(273)	—	(564)	—
Proceeds from issuance of common stock	11	—	11	193
	(9,632)	(2,830)	4,222	7,932
Investing:
Purchase of property, plant and equipment	(685)	(1,812)	(1,342)	(3,511)
Proceeds from sale of property, plant and equipment	406	—	406	—
	(279)	(1,812)	(936)	(3,511)
Increase (decrease) in cash	(395)	252	786	(266)
Cash, beginning of period	3,384	2,117	2,203	2,635
Cash, end of the period	$2,989	$2,369	$2,989	$2,369

Supplemental Information
Cash interest paid	$357	$375	$665	$776
Cash taxes paid – net	526	$120	729	$628
Property, plant and equipment acquired through capital lease	—	$478	1,338	$1,048

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.        Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Mexico and China. The Company ceased production at the Canadian facility at the end of the second quarter of 2013. All facilities provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

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

2.       Recent accounting pronouncements

a)

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (Topic 210) – Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).The amendments in this update require an entity that has financial instruments and derivative instruments that are either 1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or 2) subject to an enforceable master netting arrangement or similar agreement, to disclose information about offsetting and related arrangements. The amendments in this ASU will be required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be presented retrospectively for all comparative periods. There is no material impact of the adoption of ASU 2011-11 on our consolidated financial statements.

3.       Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated balance sheets

Accounts receivable – net:

	June 30, 2013	December 30, 2012
Accounts receivable	$32,465	$36,506
Allowance for doubtful accounts	(135)	(205)
Accounts receivable—net	$32,330	$36,301

Inventories:

	June 30, 2013	December 30, 2012
Raw materials	$33,769	$39,714
Work in process	9,350	9,717
Finished goods	4,485	3,894
Parts	1,514	1,481
Inventories	$49,118	$54,806

 Property, plant and equipment – net:

	June 30, 2013	December 30, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	40,696	41,050
Office furniture and equipment	2,812	2,770
Computer hardware and software (b)	10,668	10,226
Leasehold improvements (c)	4,157	3,967
	69,859	69,539

Less accumulated depreciation:
Land	—	—
Buildings	(6,552)	(6,303)
Machinery and equipment (a)	(29,205)	(28,931)
Office furniture and equipment	(2,474)	(2,414)
Computer hardware and software (b)	(9,624)	(9,342)
Leasehold improvements (c)	(3,237)	(3,139)
	(51,092)	(50,129)
Property, plant and equipment—net	$18,767	$19,410

(a)

Included within machinery and equipment were assets under capital leases with costs of $6,415 and $5,114 as at June 30, 2013, and December 30, 2012, respectively and associated accumulated depreciation of $1,586 and $1,038 as of June 30, 2013 and December 30, 2012, respectively. The related depreciation expense for the three months ended June 30, 2013 and July 1, 2012 were $207 and $176, respectively. Related depreciation expense for the six months ended June 30, 2013 and July 1, 2012 was $407 and $343, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $400 as at June 30, 2013 and December 30, 2012, respectively and associated accumulated depreciation of $189 and $122 as at June 30, 2013, and December 30, 2012, respectively. The related depreciation expense for the three months ended June 30, 2013 and July 1, 2012 was $33 and $34, respectively. Related depreciation for the six months ended June 30, 2013 and July 1, 2012 was $67 and $56, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73 as at June 30, 2013 and December 30, 2012, respectively and associated accumulated depreciation of $19 and $3 as at June 30, 2013, and December 30, 2012, respectively. The related depreciation expense for the three and six months ended June 30, 2013 and July 1, 2012 was $3 and $7, respectively.

Deferred financing costs:

	June 30, 2013	December 30, 2012
Deferred financing costs	$1,446	$1,396
Accumulated amortization	(1,017)	(832)
	$429	$564

Accrued liabilities:

	June 30, 2013	December 30, 2012
Customer related	$584	$1,374
Payroll	4,158	3,968
Professional services	714	597
Vendor related	143	95
Miscellaneous taxes	25	45
Restructuring (note 9)	1,961	1,727
Acquisition related	470	785
Other	1,097	629
Accrued liabilities	$9,152	$9,220

Consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Term facility	$24	$33	$61	$94
Revolving credit facility	367	461	664	794
Obligations under capital leases	54	48	104	117
Interest expense	$445	$542	$829	$1,005

4.	Debt

(a) Revolving credit facility

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility, in both the United States and Canada (collectively, the “PNC Facility”), has a term of three years expiring in September, 2014. Advances made under the revolving credit facility will bear interest at the base commercial lending rate of PNC in the respective country plus three quarters of one percent. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) was repaid on September 22, 2011.

At June 30, 2013 there was a Canadian dollar denominated credit balance of $1,044. At December 30, 2012, there was a Canadian dollar denominated debt balance of $1,245.

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

The PNC agreement contains certain financial and non-financial covenants (note 4(c)).

(b) Term facility

The following table shows the classification of the term facility as at:

	June 30, 2013	December 30, 2012

Term facility	$2,316	$4,631

Less: Current portion of Term facility	(2,316)	(4,631)
Long-term portion of Term facility	$-	$-

The Company has a term debt facility with Export Development Canada expiring in October, 2013 (“EDC”, and the “EDC Facility”). Remaining principal repayments of the term loan to EDC consist of two quarterly installments of $1,158 until the maturity date of October 1, 2013. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

The EDC Facility is jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

(c) Covenants

The PNC agreement contains certain financial and non-financial covenants, including certain cross-default provisions.

The Company violated certain covenants included in the PNC agreement as of March 31, 2013. Subsequent to March 31, 2013, the Company secured waivers and amendments from PNC covering these events of default. The Company violated certain covenants included in the PNC agreement as of June 30, 2013. Subsequent to June 30, 2013, the Company secured waivers and amendments from PNC covering these events of default.

Under the amended PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization, limit unfunded capital expenditures (all as defined in the PNC agreement) and a minimum fixed charge coverage ratio. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. A failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

 The Company violated certain financial covenants in the EDC agreement as at March 31, 2013. Subsequent to March 31, 2013, the Company secured waivers and amendments to the EDC agreement such that the financial covenants were removed.

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at June 30, 2013 and December 30, 2012 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of June 30, 2013:

	Number of shares	$
Common Stock

Common shares:
Balance at beginning of the six month period	16,344,193	$389
Shares issued pursuant to:
Exercise of stock options	16,667	—
Balance at end of the period	16,360,860	$389
Total Common stock	16,360,860	$389

            Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements included in the Form 10-K. During the three and six month period ended June 30, 2013, 210,000 options were granted to employees. The Company generally issues new shares when options are exercised. A summary of stock option activity for the six month period ended June 30, 2013 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2012	1,400,807	$2.82
Options Granted	210,000	$2.07
Options exercised	(16,667)	$0.70
Options forfeited or cancelled	(89,077)	$3.19
Outstanding at June 30, 2013	1,505,063	$2.71	$77	3.6
Exercisable at June 30, 2013	407,563	$2.34	$76	3.1

During the three month periods ended June 30, 2013 and July 1, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $81 and $101, respectively. During the six month periods ended June 30, 2013 and July 1, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $181 and $202, respectively. At June 30, 2013, compensation expense of $638 related to non-vested stock options had not been recognized.

 6. Income taxes

During the three months ended June 30, 2013 and July 1, 2012, respectively, the Company recorded a net income tax expense of $402 and $199, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the six months ended June 30, 2013 and July 1, 2012, respectively, the Company recorded a net income tax expense of $830 and $406, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At December 30, 2012, the Company had total net operating loss (“NOL”) carry forwards of $81,153, which will expire in the years presented below:

2013	$2,840
2014	10,278
2015	4,154
2018	1,078
2019	60
2020	30
2023	18,338
2026-2032	44,375
$81,153

At June 30, 2013 and December 30, 2012, the Company had gross unrecognized tax benefits of $260 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2012 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2012 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $69 and $64 accrued for interest and penalties as of June 30, 2013 and December 30, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period net of foreign exchange revaluation.

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

 7.       Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic weighted average shares outstanding	16,346,025	16,300,574	16,345,109	16,266,077
Dilutive stock options (a) (b)	-	159,298	-	140,804

Diluted weighted average shares outstanding	16,346,025	16,459,872	16,345,109	16,406,881

(a)

As a result of the net loss for the three and six months ended June 30, 2013, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, the impact of dilutive stock options would have been calculated as 41,360 and 52,873 respectively for the three and six months ended June 30, 2013.

(b)

For the three and six months ended July 1, 2012, as a result of net earnings, dilutive options were determined using the treasury stock method, using an average share price of $3.48 and $3.32 per share, respectively. For the three and six months ended July 1, 2012, the calculation did not include 43,600 and 317,100 stock options, respectively, as the effect would have been anti-dilutive.

8.        Segmented information

            General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and China. The Company ceased production at the Canadian facility at the end of the second quarter of 2013. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues
Mexico	$42,806	$42,667	$91,674	$84,769
Asia	11,901	15,854	23,683	27,241
Canada	6,723	10,563	12,703	19,055
U.S.	11,722	12,236	22,226	25,612
Total	$73,152	$81,320	$150,286	$156,677

Intersegment revenue
Mexico	$(194)	$(1,279)	$(5,055)	$(2,248)
Asia	(1,064)	(1,160)	(3,483)	(1,915)
Canada	(1,417)	(2,058)	(2,541)	(2,803)
U.S.	(5,581)	(1,706)	(8,864)	(2,137)
Total	$(8,256)	$(6,203)	$(19,943)	$(9,103)

Net external revenue
Mexico	$42,612	$41,388	$86,619	$82,521
Asia	10,837	14,694	20,200	25,326
Canada	5,306	8,505	10,162	16,252
U.S.	6,141	10,530	13,362	23,475
Total	$64,896	$75,117	$130,343	$147,574

Adjusted EBITDA
Mexico	$(1,736)	$2,905	$794	$6,940
Asia	335	735	870	1,421
Canada	(2,149)	(650)	(2,131)	(1,662)
U.S.	105	1,321	361	1,920
Total	$(3,445)	$4,311	$(106)	$8,619

Interest	445	542	829	1,005
Restructuring charges	702	—	1,154	451
Depreciation	1,008	772	1,917	1,524
Earnings (loss) before income taxes	$(5,600)	$2,997	$(4,006)	$5,639

Additions and Disposals to Property, Plant and Equipment

The following table contains additions and disposals to property, plant and equipment for the three and six months ended June 30, 2013 and July 1, 2012:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Mexico	$510	$435	$921	$1,704
Asia	79	1,673	422	1,676
Canada	(1,288)	90	(1,214)	591
U.S.	125	92	191	418

Total	$(574)	$2,290	$320	$4,389

Long-lived assets (a)

	June 30, 2013	December 30, 2012
Mexico	$10,767	$10,725
Asia	3,770	3,690
Canada	2,089	2,730
U.S.	2,141	2,265
Total	$18,767	$19,410

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended June 30, 2013 and July 1, 2012:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
U.S.	$54,356	$54,989	$104,422	$105,201
Canada	7,092	15,520	18,778	33,007
Europe	1,378	4,474	2,805	8,984
Asia	2,061	127	4,308	334
Mexico	9	7	30	48
Total	$64,896	$75,117	$130,343	$147,574

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

During the three months ended June 30, 2013, one customer individually comprised 37.5% (July 1, 2012 – two customers individually comprised 31.8% and 16.4%) of total revenue across all geographic segments. During the six months ended June 30, 2013 two customers individually comprised 37.5% and 10.1% (July 1, 2012 – two customers individually comprised 33.0% and 14.6%) of total revenue across all geographic segments. As of June 30, 2013, these customers represented 28.6%, and 14.2%, respectively, (As of December 30, 2012, these customers represented 29.4% and 9.9%, respectively) of the Company’s accounts receivable.

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

During the fourth quarter of 2012, the Company announced that the closure of the Markham production facility would occur in the second quarter of 2013 and recorded severance restructuring charges of $1,729, impacting approximately 197 FTEs.

During the first quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $452, impacting approximately 7 FTEs.

During the second quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $702, resulting from the termination of one additional FTE which represented $258 of the increase and the remainder was the result of changes in estimate of the severance charges related to the Markham facility closure during the quarter.

The following table details the change in restructuring accrual for the period from December 30, 2012 to June 30, 2013, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 30, 2012	$1,472	$255	$1,727
Charges	452	—	452
Payments	(475)	—	(475)

Balance as at March 31, 2013	$1,449	$255	$1,704

Charges	702	—	702
Payments	(445)	—	(445)

Balance as at June 30, 2013	$1,706	$255	$1,961

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

11.      Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the fiscal 2013 and the first six months of fiscal 2014, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2013 and the first seven months of 2014. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at June 30, 2013:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 14,000	$13,689
Mexican Peso	Buy	MXN 346,890	$27,000

The unrealized loss recognized in earnings for the three month period as a result of revaluing the instruments to fair value on June 30, 2013 was $2,123 (July 1, 2012 – $455), and the unrealized loss for the six month period ended June 30, 2013 was $1,104 and the unrealized gain for the six month period ended July 1, 2012 was $7, which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized gain on these contracts for the three months period ending June 30, 2013 was $356 (July 1, 2012 - $49), and the realized gain for the six month period ended June 30, 2013 was $636 (July 1, 2012 - $436), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at June 30, 2013:

	June 30, 2013	December 30, 2012
Prepaid Expenses and Other Assets	$—	$547
Accrued Liabilities	$(556)	—
Net fair value of derivative financial instruments	$(556)	$547

12.      Contingent Consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2,400 for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2,400. Based on the results to date and anticipated future performance the fair value of the contingent consideration liability was increased during the three months ended June 30, 2013 resulting in the recognition of a loss of $250 (July 1, 2012 - $650 gain).

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 2,220 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Developments in 2013

Revenue decreased by $10.2 million, or 13.6%, from $75.1 million for the second quarter of 2012 to $64.9 million for the second quarter of 2013 mainly due to the decrease in revenue from one long standing customer in addition to the closure of the Markham production facility which resulted in the disengagement with certain customers. Revenue decreased by $9.2 million related to three customers and an additional reduction of $5.0 million was the result of two customer disengagements during the quarter. This was partially offset by contract wins with new customers and volume increases with existing customers.

For the quarter ended June 30, 2013, the Company recorded net loss of $6.0 million compared to net earnings of $2.8 million for the comparative period in the prior year. This was due to a number of factors, namely unfavorable foreign exchange fluctuations during the quarter, which resulted in an unrealized loss of $2.1 million on outstanding forward contracts. As a result of revised estimates to the Markham production facility closure costs, there were increases to the severance restructuring provision of $0.7 million during the quarter. In addition to the restructuring charges there were charges totaling $2.4 million relating to executive severance expenses, physical inventory count adjustment of scrap inventory, an increase to the inventory reserve and other miscellaneous charges which were expensed in the consolidated statement of operations and comprehensive income (loss) during the quarter.

With the closure of the Markham production facility, it should be noted that the gross margin reported in the consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2013 was impacted by a $1.3 million gross margin loss related to the Markham operations.

           Net cash provided by operating activities during the second quarter of 2013 was $9.5 million primarily driven by improved working capital management which resulted in a $7.7 million decrease in accounts receivable, and a $9.7 million reduction of inventory offset by a decrease in accounts payable of $6.5 million. The increase in cash from operations was utilized to pay down debt of $8.8 million during the quarter.

          The Company violated certain covenants included in the PNC agreement as of March 31, 2013. Subsequent March 31, 2013, the Company secured waivers and amendments from PNC covering these events of default. The Company violated certain covenants included in the PNC agreement as of June 30, 2013. Subsequent June 30, 2013, the Company secured waivers and amendments from PNC covering these events of default. Continued compliance with its covenants is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

          The Company violated certain financial covenants in the EDC agreement as at March 31, 2013. Subsequent to March 31, 2013, the Company secured waivers and amendments to the EDC agreement such that the financial covenants were removed.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended June 30, 2013 compared with the quarter ended July 1, 2012:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended June 30, 2013		Three months ended July 1, 2012		Change 2013 to 2012
	$	%	$	%	$	%
Revenue	$64.9	100.0%	$75.1	100.0%	$(10.2)	(13.6%	)
Cost of sales	63.6	98.0%	67.8	90.3%	(4.2)	(6.2%	)
Gross profit	1.3	2.0%	7.3	9.7%	(6.0)	(82.2%	)
Selling, general and administrative expenses	5.6	8.6%	4.4	5.9%	1.2	27.3%
Gain from sale of property, plant and equipment	(0.1)	(0.2)%	—	0.0%	(0.1)
Contingent consideration	(0.3)	(0.5)%	(0.7)	(0.9)%	0.7	100.0%
Restructuring charges	0.7	1.1%	—	0.0%	0.7	—
Operating earnings (loss)	(5.2)	(8.0% )	3.6	4.8%	(8.8)	(244.4%	)

Interest expense	0.4	0.6%	0.6	0.8%	(0.2)	(33.3%	)
Earnings (loss) before income taxes	(5.6)	(8.6% )	3.0	4.0%	(8.6)	(286.7%	)
Income tax expense
Current	0.4	0.6%	0.2	0.3%	0.2	100.0%
Deferred	—	0.0%	—	0.0%	—	—
	0.4	0.6%	0.2	0.3%	0.2	100.0%
Net earnings (loss)	$(6.0)	(9.2)%	$2.8	3.7%	$(8.8)	(314.3%	)

Revenue

Revenue decreased by $10.2 million, or 13.6%, from $75.1 million for the second quarter of 2012 to $64.9 million for the second quarter of 2013 mainly due to the decrease in revenue from one long standing customer in addition to the closure of the Markham production facility which resulted in the disengagement with some customers. Revenue decreased by $9.2 million related to three customers and an additional reduction of $5.0 million was the result of two customer disengagements during the quarter. This was partially offset by contract wins with new customers and volume increases with existing customers.

During the second quarter of 2013, revenue from the industrial sector decreased to $51.2 million compared with $60.1 million for the same period in 2012, mainly due to the decrease from two customers. Revenue from the industrial sector as a percentage of total revenue decreased to 78.9% in the second quarter of 2013 compared with 80.0% in the second quarter of 2012.

Revenue from the communications sector decreased in the second quarter of 2013 to $3.9 million compared to $4.6 million for the second quarter of 2012. The decrease was due primarily to decreases in volume pertaining to two customers, which was partially offset by revenue from a new customer. As a percentage of total revenue this sector decreased slightly to 6.0% of revenue compared to 6.2% in the second quarter in 2012.

Revenue from the networking and enterprise computing sector decreased to $6.0 million for the second quarter of 2013 compared with $6.4 million in 2012, which represented 9.2% of revenue in the second quarter of 2013, up from 8.5% of revenue in the second quarter of 2012. The decrease was due to two customers with lower demand, which was partially offset by increased volumes with one customer.

Revenue for the medical sector decreased slightly to $3.8 million in the second quarter of 2013, compared to $4.0 million in the second quarter of 2012 due to the decrease in demand from one customer. However, revenue from the medical sector as a percentage of total revenue increased to 5.9% in the second quarter of 2013 compared with 5.3% in the second quarter of 2012 due to the reduction in the revenue from the industrial sector in the second quarter of 2013.

During the second quarter of 2013, the Company recorded approximately $1.8 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.0 million in the second quarter of 2012. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 88% of revenue during the second quarter of 2013, compared with 89.9% in the second quarter of 2012. Revenue from the largest customer during the second quarter of 2013 was $24.3 million representing 37.5% of total revenue for the second quarter of 2013. This compares with revenues from the two largest customers during the second quarter of 2012 which were $23.9 million and $12.3 million, representing 31.8% and 16.4 % respectively of total revenue for the second quarter of 2012. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2013, 65.7% of our revenue was attributable to production from our operations in Mexico, 16.7% in Asia, 9.4% in the US and 8.2% in Canada. During the second quarter of 2012, 55.1% of our revenue was attributable to production from our operations in Mexico, 19.6% in Asia, 14.0% in the US and 11.3% in Canada.

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

Gross Profit

Gross profit for the second quarter of 2013 decreased by $6.0 million to $1.3 million or 2.0% of revenue compared with 9.7% of revenue for the same period in 2012. This was due to the decrease of revenue levels and the resulting impact on the ability to cover fixed costs, unfavorable foreign exchange rates on Canadian dollar and Mexican Peso outstanding forward exchange contracts compared to the same period in 2012, and total charges of $1.2 million related to material adjustments for a physical inventory count, adjustment for scrap inventory, an increase to the inventory reserve due to changes in estimates of recoverable amounts and other miscellaneous charges which were expensed during the quarter.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the second quarter of 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $2.1 million, and a realized gain of $0.4 million. Included in cost of sales for the second quarter of 2012 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized gain of $0.1 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million during the second quarter of 2013 to $5.6 million compared to $4.4 million in 2012. As a percentage of sales this represented an increase to 8.6% from 5.9% in the second quarter of 2012. The increase was mainly due to non-recurring charges incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million.

Sale of property, plant and equipment

During the three months ended June 30, 2013 pieces of equipment were sold for proceeds of $0.4 million which generated a gain on the sale of $0.1 million. This was due in large part to closure of the Markham production facility which resulted in the sale of select pieces of equipment. There were no sales of property, plant and equipment during the same period in 2012.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on performance expectations as at July 1, 2012 the contingent consideration liability was reduced by $0.7 million resulting in a gain for the three months ended July 1, 2012. Based on the results to date and anticipated future performance the fair value of the contingent consideration liability was increased during the three months ended June 30, 2013 resulting in the recognition of a loss of $0.3 million.

Restructuring Charges

During the fourth quarter of 2012, the Company announced that the closure of the Markham production facility would occur in the second quarter of 2013 and recorded severance restructuring charges of $1.7 million impacting approximately 197 Full Time Equivalents (“FTE”).

During the second quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $0.7 million, resulting from a change in estimate of the severance charges related to the Markham facility closure during the quarter. One additional FTE was terminated during the quarter which was included in the restructuring provision representing $0.3 million of the additional charges recorded.

There were no restructuring charges during the second quarter of 2012.

Interest Expense

Interest expense decreased from $0.6 million in the second quarter of 2012 to $0.4 million in the second quarter of 2013. The decrease of $0.2 million primarily resulted from lower average debt levels during the quarter as PNC balances were reduced and the EDC loan balance continues to be drawn down. Interest expense in the second quarter of both 2013 and 2012 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.5% and 3.3% for each of the second quarters of 2013 and 2012, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.4 million in the second quarter of 2013 compared to $0.2 million for the same period in 2012 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

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

At June 30, 2013, the Company had total net operating loss carry forwards of $81.2 million, of which $2.8 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $18.3 million will expire in 2023, and the remainder will expire between 2026 and 2032.

Liquidity

Net cash provided from operating activities during the three months ended June 30, 2013 was $9.5 million compared to $4.9 million for the three months ended July 1, 2012 driven by working capital improvements. Net working capital decreased due to decreases in inventory and accounts receivable, which were partially offset by a decrease in accounts payable. Accounts receivable days sales outstanding were 45 and 48 days for the three months ended June 30, 2013 and July 1, 2012, respectively. The decrease was largely due to improved receivable collections from certain customers. Inventory turnover, on an annualized basis increased to 5 times for the three months ended June 30, 2013 compared to 4 times for the three months ended July 1, 2012 due to reduced inventory levels during the quarter. Accounts payable days outstanding were 53 days for the three months ended June 30, 2013 compared to 64 days for the same period in 2012 due to required accelerated payments.

Net cash used by financing activities during the three months ended June 30, 2013 was $9.6 million compared to $2.8 million in the three months ended July 1, 2012. During the three months ended June 30, 2013, the Company reduced the revolving debt by $7.7 million, compared to a reduction of $1.5 million during the same period in 2012. The Company generated $0.01 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease obligations of $0.5 million. The Company made repayments on the term facility of $1.2 million. During the three months ended July 1, 2012, the Company did not generate any proceeds from the issuance of stock options and repaid capital lease obligations of $0.4 million.

Net cash used in investing activities during the three months ended June 30, 2013 and July 1, 2012 was $0.3 million and $1.8 million, respectively, consisting of additions of property, plant and equipment offset by proceeds on sale of property, plant and equipment.

Six months ended June 30, 2013 compared with six months ended July 1, 2012:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended June 30, 2013		Six months ended July 1, 2012		Change 2013 to 2012
	$	%	$	%	$	%
Revenue	$130.3	100.0%	$147.6	100.0%	$(17.3)	(11.7%	)
Cost of sales	122.1	93.7%	132.8	90.0%	(10.7)	(8.1%	)
Gross profit	8.2	6.3%	14.8	10.0%	(6.6)	(45%	)
Selling, general and administrative expenses	10.0	7.7%	8.4	5.7%	1.6	19.0%
Gain from sale of property, plant and equipment	(0.1)	(0.1% )	—		(0.1)
Contingent consideration	0.3	0.2%	(0.7)	(0.5)%	1.0	143.9%
Restructuring charges	1.2	0.9%	0.5	0.3%	0.7	140.0%
Operating earnings (loss)	(3.2)	(2.5% )	6.6	4.5%	(9.8)	(148.5%	)
Interest expense	0.8	0.6%	1.0	0.7%	(0.2)	(20.0%	)
Earnings (loss) before income taxes	(4.0)	(3.1% )	5.6	3.8%	(9.6)	(171.4%	)
Income tax expense
Current	0.8	0.6%	0.4	0.3%	0.4	100.0%
Deferred	—	0.0%	—	0.0%	—	—
	0.8	0.7%	0.4	0.3%	0.4	100.0%
Net earnings (loss)	$(4.8)	(3.7% )	$5.2	3.5%	$(10.0)	(192.3%	)

Revenue

Revenue decreased by $17.3 million, or 11.7%, from $147.6 million for the first half of 2012 to $130.3 million for the first half of 2013 mainly due to the decrease in revenue from one long standing customer in addition to the closure of the Markham production facility which resulted in the disengagement with certain customers. Revenue decreased by $12.8 million related to two customers and an additional reduction of $10 million was the result of two customer disengagements. This was partially offset by contract wins with new customers and volume increases with existing customers.

During the first half of 2013, revenue from the industrial sector decreased to $102.8 million compared with $118.6 million for the same period in 2012, mainly due to the decrease from two customers. Revenue from the industrial sector as a percentage of total revenue decreased to 78.9% in the first half of 2013 compared with 80.4% in the first half of 2012.

Revenue from the communications sector decreased to $8.2 million for the first half of 2013 compared to $11.7 million in 2012, which represented 6.3% of revenue in the first half of 2013, compared with 7.9% of revenue in the first half of 2012. The decrease was primarily related to one customer which was partially offset by some new contracted business and increased volumes with existing customers.

Revenue from the networking and enterprise computing sector increased to $12.0 million for the first half of 2013 compared to $10.1 million in 2012, which represented 9.2% of revenue in the first half of 2013, up from 6.8% of revenue in the first half of 2012. The increase was due to increased volumes with one customer.

Revenue for the medical sector increased by $0.1 million to $7.3 million in the first half of 2013, compared to $7.2 million in the first half of 2012 due to the increase in demand from two customers. Revenue from the medical sector as a percentage of total revenue increased in the first half of 2013 to 5.6% of revenue compared to 4.9% in 2012.

During the first half of 2013, the Company recorded approximately $3.5 million of sales of raw materials inventory to customers, which carried no margin, compared with $2.9 million in the first half of 2012. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 88.5% of revenue from continuing operations during the first half of 2013, compared with 88.4% in the first half of 2012. Revenue from the two largest customers during the first half of 2013 was $48.9 million and $13.1 million, representing 37.5% and 10.1% of total revenue for the first half of 2013, respectively. Revenue from the two largest customers during the first half of 2012 was $48.8 million and $21.5 million, representing 33.0% and 14.6% of total revenue for the first half of 2012, respectively. No other customers represented more than 10% of revenue in either period.

During the first six months of 2013, 66.5% of our revenue was attributable to production from our operations in Mexico, 15.5% in Asia, 10.3% in the US and 7.7% in Canada. During the first half of 2012, 55.9% of our revenue was attributable to production from our operations in Mexico, 17.2% in Asia, 15.9% in the US and 11.0% in Canada.

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

Gross Profit

Gross profit for the first half of 2013 decreased by $6.6 million to $8.2 million or 6.3% of revenue compared with 10.0% of revenue for the same period in 2012. This was due to the decrease of revenue levels and the resulting impact on the ability to cover fixed costs and unfavorable foreign exchange rates on Canadian dollar and Mexican Peso outstanding forward exchange contracts compared to the same period in 2012, and total charges of $1.2 million relating to material adjustments for a physical inventory count, adjustment for scrap inventory and an increase to the inventory reserve due to changes in estimates of recoverable amounts which was expensed in the first half of 2013.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first half of 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized gain of $0.6 million. Included in cost of sales for the first half of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of a nominal amount, and a realized gain of $0.4 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million during the first half of 2013 to $10.0 million. As a percentage of sales, selling, general and administrative expenses has increased to 7.7% from 5.7% in the first half of 2012. The increase was mainly due to non-recurring charges of $1.2 million incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million.

Sale of property, plant and equipment

During the six months ended June 30, 2013 pieces of equipment were sold for proceeds which generated a gain on the sale of $0.1 million. This was due in large part to closure of the Markham production facility which resulted in the sale of select pieces of equipment. There were no sales of property, plant and equipment during the same period in 2012

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on performance expectations as at July 1, 2012 the contingent consideration liability was reduced by $0.7 million resulting in a gain for the six months ended July 1, 2012. Based on the results to date and anticipated future performance the fair value of the contingent consideration liability was increased during the six months ended June 30, 2013 resulting in the recognition of a loss of $0.3 million.

Restructuring Charges

In the first half of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility. Total restructuring charges of $0.5 million were recorded pertaining to severance and lease exit costs.

During the fourth quarter of 2012, the Company announced that the closure of the Markham production facility would occur in the second quarter of 2013 and recorded severance restructuring charges of $1.7 million, impacting approximately 197 FTEs. During the first quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $0.4 million, impacting approximately 7 FTEs.

During the second quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $0.7 million, resulting from a change in estimate of the severance charges related to the Markham facility closure during the quarter. One additional FTE was terminated during the quarter which was included in the restructuring provision representing $0.4 of the additional charges recorded.

Interest Expense

Interest expense decreased from $1.0 million in the first half of 2012 to $0.8 million for the first half of 2013, a decrease of $0.2 million primarily resulting from lower average debt levels. Interest expense in both the first halves of 2013 and 2012 included amortization of deferred financing fees of $0.2 million. The weighted average interest rates with respect to the debt were 3.4% for the first half of 2013 and 3.3% for the first half of 2012.

Income Tax Expense

The Company recorded income tax expense of $0.8 million during the first half of 2013 compared to $0.4 million in the first half of 2012.

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

At June 30, 2013, the Company had total net operating loss carry forwards of $81.2 million, of which $2.8 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $18.3 million will expire in 2023, and the remainder will expire between 2026 and 2032.

Liquidity

Net cash used in operating activities during the six months ended June 30, 2013 was $2.5 million compared to $4.7 million for six months ended July 1, 2012 driven by working capital changes. Net working capital decreased due to a decrease in AP, slightly offset by decreases in inventory and accounts receivables. Accounts receivable days sales outstanding were 45 and 49 days for the six months ended June 30, 2013 and July 1, 2012, respectively. The decrease was largely due to improved receivable collections from a certain customers. Inventory turnover, on an annualized basis increased to 5 times for the first half of 2013 compared to 4 times for the six months ended July 1, 2012 due to reduced inventory levels during the period. Accounts payable days outstanding were 55 days at the end of the first six months of 2013 compared to 66 days for the same period in 2012 due to required accelerated payments.

Net cash provided by financing activities during the six months ended June 30, 2013 was $4.2 million compared to $7.9 million in the six months ended July 1, 2012. During the six months ended June 30, 2013, the Company increased revolving debt by $7.2 million, compared to an increase of $10.6 million during the same period in 2012. The Company generated $0.01 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $1.1 million. The Company made repayments on the term facility of $2.3 million and received proceeds from sale and leaseback transactions of $1.0 million. During the six months ended July 1, 2012, the Company generated $0.2 million in proceeds from the issuance of stock from executive option exercises, and repaid capital lease payments of $0.9 million.

Net cash used in investing activities during the six months ended June 30, 2013 and July 1, 2012 was $0.9 million and $3.5 million, respectively, consisting of additions of property, plant and equipment offset by proceeds on sale of property, plant and equipment of $0.4 million in 2013.

Capital Resources

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control. Refer to risk factors below.

During the six months ended June 30, 2013, the Company entered into new lease agreements of $1.3 million. During the six months ended July 1, 2012, the Company acquired machinery and equipment with a value of $1.0 million via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended June 30, 2013 was 3.50%. At June 30, 2013, the interest rate on our U.S. revolving credit facility was 3.50% based on the U.S. prime rate plus a quarter of a percent and our U.S. term debt bore interest at 3.69% based on LIBOR.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Accounting Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls and Procedures

There was no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect these controls identified in connection with the most recent evaluation of these controls by the Company’s Principal Executive Officer and Principal Accounting Officer.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 30, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of June 30, 2013.

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

Our two largest customers represented 37.5% and 10.1% of total revenue for the six months ended June 30, 2013. For the first half of 2013, our top ten largest customers collectively represented 88.5% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. The Company continues to have a term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”), and on September 22, 2011 signed an amendment to its agreement with EDC to accommodate the change in revolving credit lender, but is otherwise largely unchanged from the existing agreement. Advances made under the revolving credit facility will bear interest in the respective country plus three quarters of one percent. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The EDC Facility bears interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company violated certain covenants included in the PNC agreement as of March 31, 2013. Subsequent March 31, 2013, the Company secured waivers and amendments from PNC covering these events of default. The Company violated certain covenants included in the PNC agreement as of June 30, 2013. Subsequent June 30, 2013, the Company secured waivers and amendments from PNC covering these events of default. The Company violated certain financial covenants in the EDC agreement as at March 31, 2013. Subsequent to March 31, 2013, the Company secured waivers and amendments to the EDC agreement such that the financial covenants were removed.

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
•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC Facility. These covenants include (i) maximum capital expenditures (ii) minimum EBITDA and iii) minimum fixed charge coverage ratio. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC Facility.

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

Item 6 Exhibits

31.1	Certification of Lawrence H. Silber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

31.2	Certification of Clarke H. Bailey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

32.1	Certification of Lawrence H. Silber, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

32.2	Certification of Clarke H. Bailey, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

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

SMTC CORPORATION

	By:	/s/ Lawrence H. Silber
	Name:	Lawrence H. Silber
	Title:	Interim President and Chief Executive Officer

	By:	/s/ Clarke H. Bailey
	Name:	Clarke H. Bailey
	Title:	Executive Chairman and Principal Accounting Officer

Date: August 8, 2013

EXHIBIT INDEX

31.1	Certification of Lawrence H. Silber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

31.2	Certification of Clarke H. Bailey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

32.1	Certification of Lawrence H. Silber, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

32.2	Certification of Clarke H. Bailey, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013.

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