Form 10-Q
period 2013-09-29
SMTC CORP
filed 2013-11-13
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _______________________

FORM 10-Q

 _______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-31051

 _______________________

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 _______________________

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

635 HOOD ROAD

MARKHAM, ONTARIO, CANADA L3R 4N6

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

 _______________________

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

As of November 6, 2013, SMTC Corporation had 16,377,526 shares of common stock, par value $0.01 per share, and one share of special voting stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 29, 2013	December 30, 2012
Assets
Current assets:
Cash	$2,526	$2,203
Accounts receivable—net (note 3)	39,647	36,301
Inventories (note 3)	49,016	54,806
Prepaid expenses	1,104	2,431
Income taxes receivable	510	357
Current portion of deferred income taxes (note 6)	1,967	2,237
	94,770	98,335
Property, plant and equipment—net (note 3)	18,840	19,410
Deferred financing costs—net (note 3)	378	564
Deferred income taxes (note 6)	3,684	3,398
	$117,672	$121,707

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,452	$48,766
Accrued liabilities (note 3)	6,996	9,220
Income taxes payable	576	566
Revolving credit facility (note 4a)	25,470	12,896
Term facility (note 4b)	1,158	4,631
Current portion of capital lease obligations	1,513	1,628
	78,165	77,707
Capital lease obligations	865	1,292
Contingencies (note 10)
Subsequent events (note 4b)

Shareholders’ equity:
Capital stock (note 5)	389	389
Additional paid-in capital	263,575	263,424
Deficit	(225,322)	(221,105)
	38,642	42,708
	$117,672	$121,707

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue	$72,893	$75,575	$203,236	$223,149
Cost of sales (note 11)	67,055	69,567	189,203	202,335
Gross profit	5,838	6,008	14,033	20,814
Selling, general and administrative expenses	4,533	4,238	14,602	12,599
Gain on sale of property, plant and equipment	—	—	(101)	—
Contingent consideration (note 12)	—	—	250	(650)
Restructuring charges (note 9)	289	—	1,443	451
Operating earnings (loss)	1,016	1,770	(2,161)	8,414
Interest expense (note 3)	432	526	1,261	1,531
Earnings (loss) before income taxes	584	1,244	(3,422)	6,883
Income tax expense (recovery) (note 6)
Current	(35)	(45)	811	374
Deferred	—	(33)	(16)	(46)
	(35)	(78)	795	328

Net earnings (loss), also being comprehensive income (loss)	619	1,322	(4,217)	6,555

Earnings (loss) per share of common stock:
Basic	$0.04	$0.08	$(0.26)	$0.40
Diluted	$0.04	$0.08	$(0.26)	$0.40
Weighted average number of shares outstanding (note 7):
Basic	16,360,860	16,319,255	16,350,359	16,283,803
Diluted	16,390,378	16,444,053	16,350,359	16,419,272

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 29, 2013 and September 30, 2012

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	140	—	140
Exercise of stock options	—	11	—	11
Net loss	—	—	(4,217)	(4,217)
Balance, September 29, 2013	$389	263,575	$(225,322)	38,642

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Stock-based compensation	—	257	—	257
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Exercise of stock options	1	219	—	220
Net earnings	—	—	6,555	6,555
Balance, September 30, 2012	$389	$263,302	$(222,092)	$41,599

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cash provided by (used in):
Operations:
Net earnings (loss)	$619	$1,322	$(4,217)	$6,555
Items not involving cash:
Depreciation	901	786	2,818	2,310
Unrealized (gain) loss on derivative financial instrument (note 11)	(139)	(1,119)	965	(1,126)
Gain on sale of property, plant and equipment	—	—	(101)	—
Deferred income taxes	—	(33)	(16)	(46)
Non-cash interest	101	98	286	303
Stock-based compensation	(41)	55	140	257
Contingent consideration	—	—	250	(650)
Change in non-cash operating working capital:
Accounts receivable	(7,317)	(2,169)	(3,346)	(4,111)
Inventories	102	4,396	5,790	(3,656)
Prepaid expenses	131	867	813	(507)
Income taxes receivable/payable	(162)	(266)	(143)	(525)
Accounts payable	4,870	(5,528)	(6,314)	(3,851)
Accrued liabilities	(1,817)	(925)	(2,127)	(1,585)
	(2,752)	(2,516)	(5,202)	(6,632)
Financing:
Increase in revolving debt	5,328	2,150	12,574	12,784
Repayment of term facility	(1,158)	—	(3,473)	(2,161)
Principal payment of capital lease obligations	(623)	(391)	(1,767)	(1,295)
Proceeds from sales leaseback	—	—	988	170
Payment of contingent consideration	(234)	(171)	(798)	(742)
Payment of financing fees	(50)	—	(100)	—
Proceeds from issuance of common stock	—	27	11	220
	3,263	1,615	7,435	8,976
Investing:
Purchase of property, plant and equipment	(974)	(513)	(2,316)	(4,024)
Proceeds from sale of property, plant and equipment	—	—	406	—
	(974)	(513)	(1,910)	(4,024)
Increase (decrease) in cash	(463)	(1,414)	323	(1,680)
Cash, beginning of period	2,989	2,369	2,203	2,635
Cash, end of the period	$2,526	$955	$2,526	$955

Supplemental Information
Cash interest paid	$325	$422	$990	$1,218
Cash taxes paid – net	185	$205	914	$833
Property, plant and equipment acquired through capital lease	$—	$—	$1,356	$1,048

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

Consolidated balance sheets

Accounts receivable – net:

	September 29, 2013	December 30, 2012
Accounts receivable	$39,717	$36,506
Allowance for doubtful accounts	(70)	(205)
Accounts receivable—net	$39,647	$36,301

Inventories:

	September 29, 2013	December 30, 2012
Raw materials	$34,771	$39,714
Work in process	9,657	9,717
Finished goods	2,989	3,894
Parts	1,599	1,481
Inventories	$49,016	$54,806

 Property, plant and equipment – net:

	September 29, 2013	December 30, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	29,310	41,050
Office furniture and equipment	1,646	2,770
Computer hardware and software (b)	5,020	10,226
Leasehold improvements (c)	2,284	3,967
	49,786	69,539
Less accumulated depreciation:
Land	—	—
Buildings	(6,674)	(6,303)
Machinery and equipment (a)	(17,811)	(28,931)
Office furniture and equipment	(1,340)	(2,414)
Computer hardware and software (b)	(3,964)	(9,342)
Leasehold improvements (c)	(1,157)	(3,139)
	(30,946)	(50,129)
Property, plant and equipment—net	$18,840	$19,410

(a)

Included within machinery and equipment were assets under capital leases with costs of $5,431 and $5,114 as at September 29, 2013, and December 30, 2012, respectively and associated accumulated depreciation of $1,593 and $1,038 as of September 29, 2013 and December 30, 2012, respectively. The related depreciation expense for the three months ended September 29, 2013 and September 30, 2012 were $181 and $150, respectively. Related depreciation expense for the nine months ended September 29, 2013 and September 30, 2012 was $588 and $443, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $446 and $400 as at September 29, 2013 and December 30, 2012, respectively and associated accumulated depreciation of $226 and $122 as at September 29, 2013, and December 30, 2012, respectively. The related depreciation expense for the three months ended September 29, 2013 and September 30, 2012 was $37 and $33, respectively. Related depreciation for the nine months ended September 29, 2013 and September 30, 2012 was $104 and $89, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73 and $73 as at September 29, 2013 and December 30, 2012, respectively and associated accumulated depreciation of $23 and $12 as at September 29, 2013, and December 30, 2012, respectively. The related depreciation expense for the three months ended September 29, 2013 and September 30, 2012 was $4 and $2, respectively. Related depreciation for the nine months ended September 29, 2013 and September 30, 2012 was $11 and $5, respectively.

Deferred financing costs:

	September 29, 2013	December 30, 2012
Deferred financing costs	$1,496	$1,396
Accumulated amortization	(1,118)	(832)
	$378	$564

Accrued liabilities:

	September 29, 2013	December 30, 2012
Customer related	$998	$1,374
Payroll	3,383	3,968
Professional services	680	597
Vendor related	226	95
Miscellaneous taxes	28	45
Restructuring (note 9)	681	1,727
Acquisition related	236	785
Other	764	629
Accrued liabilities	$6,996	$9,220

Consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Term facility	$15	$73	$76	$192
Revolving credit facility	368	382	1,032	1,151
Obligations under capital leases	49	71	153	188
Interest expense	$432	$526	$1,261	$1,531

4.       Debt

(a) Revolving credit facility

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility, in both the United States and Canada (collectively, the “PNC Facility”), has a term of three years expiring in September 2014. Advances made under the revolving credit facility bear interest at the base commercial lending rate of PNC in the respective country plus 0.75 percent. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) was repaid on September 22, 2011.

At September 29, 2013 there was a Canadian dollar denominated credit balance of $378. At December 30, 2012, there was a Canadian dollar denominated debt balance of $1,245.

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

(b) Term facility

The Company had a term debt facility with Export Development Canada that expired in October, 2013 (“EDC”, and the “EDC Facility”). The last remaining principal payment of the term loan to EDC of $1,158 was paid on October 1, 2013. The EDC Facility bore interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement.

The EDC Facility was jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

(c) Covenants

The PNC agreement contains certain financial and non-financial covenants, including certain cross-default provisions.

The Company is in compliance with the financial covenants included in the PNC Facility as at September 29, 2013 and management believes that the Company will be in compliance with these covenants for the foreseeable future.

Under the amended PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization, limit unfunded capital expenditures and a minimum fixed charge coverage ratio (all as defined in the PNC agreement). The fixed charge coverage ratio will commence in the fiscal quarter ending June 30, 2014. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. A failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

5.       Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at September 29, 2013 and December 30, 2012 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of September 29, 2013:

	Number of shares	$
Common Stock

Common shares:
Balance at beginning of the nine month period	16,344,193	$389
Shares issued pursuant to:
Exercise of stock options	16,667	—
Balance at end of the period	16,360,860	$389

Total Common stock	16,360,860	$389

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements included in the Form 10-K. During the nine month period ended September 29, 2013, 235,000 options were granted to employees. The Company generally issues new shares when options are exercised. A summary of stock option activity for the nine month period ended September 29, 2013 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2012	1,400,807	$2.82
Options granted	235,000	$2.06
Options exercised	(16,667)	$0.70
Options forfeited or cancelled	(705,744)	$3.01
Outstanding at September 29, 2013	913,396	$2.50	$58	3.7
Exercisable at September 29, 2013	582,562	$2.03	$58	3.1

During the three month periods ended September 29, 2013 and September 30, 2012, the Company recorded stock-based compensation expense (recovery) and a corresponding increase (decrease) in additional paid-in capital of ($41) and $55, respectively. During the nine month periods ended September 29, 2013 and September 30, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $140 and $257, respectively. At September 29, 2013, compensation expense of $401 related to non-vested stock options had not been recognized.

 6.       Income taxes

During the three months ended September 29, 2013 the Company recorded a net income tax recovery of $35, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation which was offset by an expected refund of prior year’s minimum taxes. For the three months ended September 30, 2012 the Company recorded a net income tax recoverable of $78 related to a recovery of $360 due to a revision of prior period estimates for US alternative minimum taxes offset by taxes on profits and foreign exchange in certain jurisdictions of $282. During the nine months ended September 29, 2013, the Company recorded a net income tax expense of $795, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation offset by an expected refund of prior year’s minimum taxes. During the nine months ended September 30, 2012 the Company recorded a recovery of $210 due to a revision of prior year estimates for US alternative minimum tax offset by taxes on profits in certain jurisdictions of $538.

At December 30, 2012, the Company had total net operating loss (“NOL”) carry forwards of $83,465 related to multiple tax jurisdictions, which will expire in the years presented below:

2013	$1,580
2014	10,278
2015	4,154
2017	1,260
2018	1,078
2019	60
2020	30
2023	20,650
2026 - 2032	44,375
$83,465

At September 29, 2013 and December 30, 2012, the Company had gross unrecognized tax benefits of $266 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2008 to 2012 remain open for review by the tax authorities in Canada. Tax years 2004 and 2008 to 2012 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $74 and $64 accrued for interest and penalties as of September 29, 2013 and December 30, 2012, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period net of foreign exchange revaluation.

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

7.     Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic weighted average shares outstanding	16,360,860	16,319,255	16,350,359	16,283,803
Dilutive stock options (a) (b)	29,518	124,798	-	135,469
Diluted weighted average shares outstanding	16,390,378	16,444,053	16,350,359	16,419,272

(a)

For the three months ended September 30, 2013, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $1.91 per share. As a result of the net loss for the nine months ended September 29, 2013, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, the impact of dilutive stock options would have been calculated as 45,088 for the nine months ended September 29, 2013.

(b)

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

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues
Mexico	$48,701	$49,284	$140,375	$134,052
Asia	19,816	10,680	43,499	37,921
Canada	396	10,322	13,099	29,377
U.S.	13,327	16,078	35,553	41,690
Total	$82,240	$86,364	$232,526	$243,040
Intersegment revenue
Mexico	$(170)	$(235)	$(5,225)	$(2,483)
Asia	(1,745)	(380)	(5,230)	(2,295)
Canada	—	(2,211)	(2,539)	(5,014)
U.S.	(7,432)	(7,964)	(16,296)	(10,101)
Total	$(9,347)	$(10,789)	$(29,290)	$(19,892)
Net external revenue
Mexico	$48,531	$49,049	$135,150	$131,570
Asia	18,071	10,300	38,269	35,626
Canada	396	8,111	10,560	24,363
U.S.	5,895	8,114	19,257	31,589
Total	$72,893	$75,575	$203,236	$223,149
Adjusted EBITDA
Mexico	$574	$3,214	$1,368	$10,154
Asia	1,632	101	2,502	1,522
Canada	(71)	(1,560)	(2,202)	(3,222)
U.S.	71	801	432	2,721
Total	$2,206	$2,556	$2,100	$11,175
Interest	432	526	1,261	1,531
Restructuring charges	289	—	1,443	451
Depreciation	901	786	2,818	2,310
Earnings (loss) before income taxes	$584	$1,244	$(3,422)	$6,883

Additions and Disposals to Property, Plant and Equipment

The following table contains additions and disposals to property, plant and equipment for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Mexico	$892	$187	$1,813	$1,891
Asia	5	143	426	1,819
Canada	(21,021)	43	(22,234)	634
U.S.	51	140	242	558

Total	$(20,073)	$513	$(19,753)	$4,902

Long-lived assets (a)

	September 29, 2013	December 30, 2012
Mexico	$12,545	$10,725
Asia	3,654	3,690
Canada	419	2,730
U.S.	2,222	2,265
Total	$18,840	$19,410

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 29, 2013 and September 30, 2012:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
U.S.	$61,336	$53,341	$165,758	$158,542
Canada	8,981	20,539	27,759	53,546
Europe	47	1,576	2,852	10,560
Asia	2,524	115	6,832	449
Mexico	5	4	35	52
Total	$72,893	$75,575	$203,236	$223,149

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

During the three months ended September 29, 2013, two customers individually comprised 40.1% and 12.2% (September 30, 2012 – two customers individually comprised 36.6% and 11.1%) of total revenue across all geographic segments. During the nine months ended September 29, 2013 two customers individually comprised 38.4% and 10.8% (September 30, 2012 – two customers individually comprised 34.3% and 13.4%) of total revenue across all geographic segments. As of September 29, 2013, these customers represented 24.9%, and 13.6%, respectively, (as of December 30, 2012, these customers represented 29.4% and 9.9%, respectively) of the Company’s accounts receivable.

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

During the third quarter of 2013, the restructuring accrual was increased by $289 which predominantly pertained to labor charges incurred in the month of July and August specifically relating to the closure of the Markham production facility.

The following table details the change in restructuring accrual for the period from December 30, 2012 to September 29, 2013, relating to the 2012 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 30, 2012	$1,472	$255	$1,727
Charges	452	—	452
Payments	(475)	—	(475)

Balance as at March 31, 2013	$1,449	$255	$1,704

Charges	702	—	702
Payments	(445)	—	(445)

Balance as at June 30, 2013	$1,706	$255	$1,961

Charges	289	—	289
Payments	(1,569)	—	(1,569)

Balance as at September 29, 2013	$426	$255	$681

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

11.     Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows in the fiscal 2013 and fiscal 2014, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2013 and fiscal 2014. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at September 29, 2013:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 13,100	$12,686
Mexican Peso	Buy	MXN 401,297	$31,000

The unrealized gain recognized in earnings for the three month period as a result of revaluing the instruments to fair value on September 29, 2013 was $139 (September 30, 2012 – $1,119), the unrealized loss for the nine month period ended September 29, 2013 was $965 and the unrealized gain for the nine month period ended September 30, 2012 was $1,126, which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized gain on these contracts for the three month period ended September 29, 2013 was $19 (September 30, 2012 - $79 loss), and the realized gain for the nine month period ended September 29, 2013 was $655 (September 30, 2012 - $357), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at September 29, 2013:

	September 29, 2013	December 30, 2012
Prepaid Expenses and Other Assets	$34	$547
Accrued Liabilities	$(451)	—
Net fair value of derivative financial instruments	$(417)	$547

12.    Contingent Consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2,400 for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2,400. Based on the results to date and anticipated future performance, the fair value of the contingent consideration liability was deemed to be appropriate and no change in the contingent consideration was recorded for the three months ended September 29, 2013 (September 30, 2012 – Nil). For the nine months period ended September 30, 2013, the contingent consideration was increased by $250 due to anticipated future performance which resulted in a $250 loss. For the nine months period ended September 30, 2012, the contingent consideration was reduced due to anticipated performance which resulted in a $650 gain and reduction of the contingent consideration.

13.    Comparative Consolidated Financial Statements

Certain prior quarter figures have been reclassified in the consolidated financial statements to comply with the presentation for the quarter ended September 29, 2013.

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

Developments in 2013

Revenue decreased by $2.7 million, or 3.6%, from $75.6 million for the third quarter of 2012 to $72.9 million for the third quarter of 2013. While revenue increased related to a number of customers, these were offset by decreases pertaining to two customers in addition to the disengagement with two customers.

For the quarter ended September 29, 2013, the Company recorded net earnings of $0.4 million compared to net earnings of $1.3 million for the comparative period in the prior year. This was due to a number of factors, namely less favorable foreign exchange fluctuations during the quarter when compared to prior year, which resulted in an unrealized gain of $0.1 million on outstanding forward contracts versus an unrealized gain of $1.1 million in prior year. There were also restructuring charges of $0.5 million incurred during the quarter related to the closure of the Markham production facility and lease exit costs that were not recognized in comparative period in prior year.

         Net cash used by operating activities during the third quarter of 2013 was $2.8 million compared to $2.5 million in the prior year primarily driven by an increase in accounts receivable of $7.3 million related to the timing of sales in the last month of the quarter offset by a $3.0 million source of cash due to timing on payments on accounts payable and accrued liabilities in the current quarter.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 29, 2013 compared with the quarter ended September 30, 2012:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 29, 2013		Three months ended September 30, 2012		Change 2013 to 2012
	$	%	$	%	$	%
Revenue	$72.9	100.0%	$75.6	100.0%	$(2.7)	(3.6%	)
Cost of sales	67.1	92.0%	69.6	92.1%	(2.5)	(3.6%	)

Gross profit	5.8	8.0%	6.0	7.9%	(0.2)	(3.3%	)
Selling, general and administrative expenses	4.6	6.3%	4.2	5.6%	0.4	9.5%
Restructuring charges	0.3	0.4%	—	—	0.3	—

Operating earnings	0.9	1.2%	1.8	2.4%	(0.9)	(50.0%	)
Interest expense	0.4	0.5%	0.5	0.7%	(0.1)	(20.0%	)

Earnings before income taxes	0.5	0.7%	1.3	1.7%	(0.8)	(61.5%	)
Income tax recovery
Current	(0.1)	(0.1% )	(0.1)	(0.1% )	—	—

Net earnings	$0.6	0.8%	$1.4	1.9%	$(0.8)	(57.1%	)

Revenue

Revenue decreased by $2.7 million, or 3.6%, from $75.6 million for the third quarter of 2012 to $72.9 million for the third quarter of 2013. While revenue increased related to a number of customers, these were offset by decreases pertaining to two customers in addition to the disengagement with two customers.

During the third quarter of 2013, revenue from the industrial sector decreased to $55.8 million compared with $59.1 million for the same period in 2012, mainly due to reduced revenues related to two disengaged customers partially offset by increased revenue with continuing customers. Revenue from the industrial sector as a percentage of total revenue decreased to 76.5% in the third quarter of 2013 compared with 78.1% in the third quarter of 2012.

Revenue from the communications sector decreased in the third quarter of 2013 to $4.7 million compared to $5.6 million for the third quarter of 2012. The decrease was due to a decrease in volume pertaining to one customer, which was partially offset by revenue from three new customers. As a percentage of total revenue this sector decreased to 6.5% of revenue compared to 7.4% in the third quarter in 2012.

Revenue from the networking and enterprise computing sector increased to $8.8 million for the third quarter of 2013 compared with $7.4 million in 2012, which represented 12.1% of revenue in the third quarter of 2013, up from 9.9% of revenue in the third quarter of 2012. The increase was due to volume increases with two customers.

Revenue for the medical sector increased slightly to $3.6 million in the third quarter of 2013, compared to $3.5 million in the third quarter of 2012 due to the increase in demand from one customer. Revenue from the medical sector as a percentage of total revenue increased to 4.9% in the third quarter of 2013 compared with 4.6% in the third quarter of 2012.

During the third quarter of 2013, the Company recorded approximately $1.3 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.9 million in the third quarter of 2012. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 92.8% of revenue during the third quarter of 2013, compared with 89.5% in the third quarter of 2012. Revenue from the two largest customers during the third quarter of 2013 was $29.2 million and $8.9 million representing 40.1% and 12.2% respectively of total revenue for the third quarter of 2013. This compares with revenues from the two largest customers during the third quarter of 2012 which were $27.7 million and $8.4 million, representing 36.6% and 11.1 % respectively of total revenue for the third quarter of 2012. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2013, 66.6% of our revenue was attributable to production from our operations in Mexico, 24.8% in Asia and 8.6% in the US. During the third quarter of 2012, 65.0% of our revenue was attributable to production from our operations in Mexico, 13.6% in Asia, 10.7% in the US and 10.7% in Canada.

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

Gross Profit

Gross profit for the third quarter of 2013 stayed relatively consistent only decreasing slightly by $0.2 million to $5.8 million compared to $6.0 million for the same period in 2012 representing a 3.3% reduction even though revenue decreased by 3.6%. The gross margin percentage improved slightly in the third quarter of 2013 representing 8.0% versus 7.9% in the same period of 2012. This was primarily due to the closure of the Markham production facility which had recorded a loss in prior year and improved margins earned in the Asian operations, partially offset by lower margins in Mexico and less favorable foreign exchange rates on Canadian dollar and Mexican peso outstanding forward exchange contracts compared to the same period in 2012.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign currency exchange rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the third quarter of 2013 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.02 million. Included in cost of sales for the third quarter of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized loss of $0.08 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million during the third quarter of 2013 to $4.6 million compared to $4.2 million in 2012. As a percentage of sales this represented an increase to 6.3% from 5.6% in the third quarter of 2012. The increase was mainly due to interim management charges not incurred in prior year. In addition there were increased information technology charges, retention bonus amounts and severance charges for one FTE.

Restructuring Charges

During the third quarter of 2013, the restructuring accrual was increased by $0.3 million relating predominantly to remaining labor charges incurred with respect to cleanup activities in the Markham facility incurred during the quarter.

There were no restructuring charges during the third quarter of 2012.

Interest Expense

Interest expense decreased from $0.5 million in the third quarter of 2012 to $0.4 million in the third quarter of 2013. The decrease of $0.1 million primarily resulted from lower average debt levels during the quarter for the EDC loan balance which was partially offset by increased interest rates. Interest expense in the third quarter of both 2013 and 2012 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 3.8% and 3.3% for each of the third quarters of 2013 and 2012, respectively.

Income Tax Recovery

The Company recorded income tax recovery of $0.1 million in the third quarter of 2013 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation which was offset by an expected refund on prior year’s minimum taxes compared to income taxes recoverable of $0.1 million for the same period in 2012 due to a revision of prior period estimates for US alternative minimum taxes offset by taxes on profits and foreign exchange in certain jurisdictions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, “Income Taxes” states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. At the end of the third quarter of 2003, the Company concluded that given the weakness and uncertainty in the economic environment at that time, it was appropriate to establish a full valuation allowance for the deferred tax assets. Commencing in 2004, it was determined by management that it was more likely than not that the deferred tax assets associated with the Mexican jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets since 2004. In 2010 and 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and no valuation allowance has been recorded against these deferred tax assets. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At September 29, 2013, the Company had total net operating loss carry forwards of $83.5 million, of which $1.6 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.3 million will expire in 2017, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $20.7 million will expire in 2023, and the remainder will expire between 2026 and 2032.

Liquidity

         Net cash used by operating activities during the third quarter of 2013 was $2.8 million compared to $2.5 million in prior year primarily driven by an increase in accounts receivable of $7.3 million related primarily to the timing of sales in the last month of the quarter partially offset by a $3.0 million source of cash due to timing on payments on accounts payable and accrued liabilities in the current quarter. Accounts receivable days sales outstanding were consistent with prior year with a slight decrease from 50 days to 49 days. Inventory turnover, on an annualized basis remained consistent at 5 times for the three months ended September 29, 2013 and September 30, 2012. Accounts payable days outstanding were 58 days for the three months ended September 29, 2013 compared to 56 days for the same period in 2012 due to timing of payments.

        Net cash provided by financing activities during the three months ended September 29, 2013 was $3.3 million compared to $1.6 million in the three months ended September 30, 2012. During the three months ended September 29, 2013, the Company increased the revolving debt by $5.3 million, compared to an increase of $2.2 million during the same period in 2012. This was partially offset by the pay down of the EDC loan balance of $1.2 million during the quarter. There were no term loan payments in the third quarter of 2012. The Company repaid capital lease obligations of $0.6 million compared to $0.4 million in the same period in 2012. In addition the Company made contingent consideration payments of $0.2 million which was the same as the third quarter in prior year.

Net cash used in investing activities during the three months ended September 29, 2013 and September 30, 2012 was $1.0 million and $0.5 million, respectively, consisting of additions of property, plant and equipment.

Nine months ended September 29, 2013 compared with nine months ended September 30, 2012:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 29, 2013		Nine months ended September 30, 2012		Change 2013 to 2012
	$	%	$	%	$	%
Revenue	$203.2	100.0%	$223.1	100.0%	$(19.9)	(8.9%	)
Cost of sales	189.2	93.1%	202.3	90.7%	(13.1)	(6.5%	)

Gross profit	14.0	6.9%	20.8	9.3%	(6.8)	(32.7%	)
Selling, general and administrative expenses	14.6	7.2%	12.6	5.6%	2.0	15.9%
Gain from sale of property, plant and equipment	(0.1)	(0.05% )	—	—	(0.1)	—
Contingent consideration	0.3	0.1%	(0.7)	(0.3)%	1.0	142.9%
Restructuring charges	1.4	0.7%	0.5	0.2%	0.9	180.0%

Operating earnings (loss)	(2.2)	(1.1% )	8.4	3.8%	(10.4)	(123.8%	)
Interest expense	1.3	0.6%	1.5	0.7%	(0.2)	(13.3%	)

Earnings (loss) before income taxes	(3.5)	(1.7% )	6.9	3.1%	(10.6)	(126.2%	)
Income tax expense
Current	0.7	0.3%	0.3	0.1%	0.4	133.3%

Net earnings (loss)	$(4.2)	(2.1% )	$6.6	3.0%	$(10.8)	(163.6%	)

Revenue

Revenue decreased by $19.9 million, or 8.9%, from $223.1 million for the nine months ended in 2012 to $203.2 million for the nine months ended in 2013 mainly due the overall reduced volumes with two long standing customers in addition to two customer disengagements which were partially offset by customer wins. Revenue decreased by $15.3 million related to two customers, which was offset partially by increased customer volumes with four customers of $7.3 million. Additional reductions in revenues of $16.4 million related to two customer disengagements which were partially offset by new customer wins representing an increase in revenue of $6.3 million related to two customers.

During the first nine months of 2013, revenue from the industrial sector decreased to $158.6 million compared with $177.7 million for the same period in 2012, mainly due to the decrease from one long standing customer and two disengaged customers. Revenue from the industrial sector as a percentage of total revenue decreased to 78.0% in the first nine months of 2013 compared with 79.6% in the first nine months of 2012.

Revenue from the communications sector decreased to $12.9 million for the first nine months of 2013 compared to $17.2 million in 2012, which represented 6.4% of revenue in the first nine months of 2013, compared with 7.7% of revenue in the first nine months of 2012. The decrease was due to the decrease in revenue with one long standing customer and one customer disengagement which was partially offset by new contracted business and increased volumes with existing customers.

Revenue from the networking and enterprise computing sector increased to $20.8 million for the first nine months of 2013 compared to $17.6 million in 2012, which represented 10.2% of revenue in the first nine months of 2013, up from 7.9% of revenue in the first nine months of 2012. The increase was due to increased volume from one customer.

Revenue for the medical sector increased by $0.4 million to $11.0 million in the first nine months of 2013, compared to $10.6 million in the first nine months of 2012 due to the increase in demand from two customers. Revenue from the medical sector as a percentage of total revenue increased in the first nine months of 2013 to 5.4% of revenue compared to 4.8% in 2012.

During the first nine months of 2013, the Company recorded approximately $5.4 million of sales of raw materials inventory to customers, which carried no margin, compared with $4.2 million in the first nine months of 2012. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.5% of revenue from continuing operations during the first nine months of 2013, compared with 88.7% in the first nine months of 2012. Revenue from the two largest customers during the first nine months of 2013 was $78.1 million and $22.0 million, representing 38.4% and 10.8% of total revenue respectively. Revenue from the two largest customers during the first nine months of 2012 was $76.4 million and $29.9 million, representing 34.3% and 13.4% of total revenue respectively. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2013, 66.5% of our revenue was attributable to production from our operations in Mexico, 18.8% in Asia, 9.5% in the US and 5.2% in Canada. During the first nine months of 2012, 59.0% of our revenue was attributable to production from our operations in Mexico, 16.0% in Asia, 14.1% in the US and 10.9% in Canada.

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

Gross Profit

Gross profit for the first nine months of 2013 decreased by $6.8 million to $14.0 million or 6.9% of revenue compared with 9.3% of revenue for the same period in 2012. This was due to the decrease of revenue levels and the resulting impact on the ability to cover fixed costs, unfavorable foreign exchange rates on Canadian dollar and Mexican peso outstanding forward exchange contracts compared to the same period in 2012. This was offset by the closure of the Markham production facility which had incurred losses as well as improved margins earned in Asia which were offset by reduced margins in Mexico. In addition, there were additional charges of $1.2 million relating to material adjustments for a physical inventory count, adjustment for scrap inventory and an increase to the inventory reserve due to changes in estimates of recoverable amounts that occurred in the second quarter of 2013.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first nine months of 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.9 million, and a realized gain of $0.6 million. Included in cost of sales for the first nine months of 2012 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized gain of $0.4 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million during the first nine months of 2013 to $14.6 million. As a percentage of sales, selling, general and administrative expenses increased to 7.2% from 5.6% in the first nine months of 2012. The increase was mainly due to non-recurring charges of $1.2 million incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million. Other increases were attributed to interim management services not incurred in the prior year. In addition, there were increased information technology charges, retention bonus amounts and severance charges for one FTE.

Sale of property, plant and equipment

During the nine months ended September 29, 2013 selected equipment were sold for proceeds which generated a gain on the sale of $0.1 million. This was due in part to closure of the Markham production facility which resulted in a gain on the sale of select pieces of equipment as well as a gain on the sale of equipment in Mexico. There were no sales of property, plant and equipment during the same period in 2012.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance the fair value of the contingent consideration liability was increased during the nine months ended September 29, 2013 resulting in the recognition of a loss of $0.3 million. Based on performance expectations as at September 30, 2012 the contingent consideration liability was reduced by $0.7 million resulting in a gain for the nine months ended September 30, 2012.

Restructuring Charges

In the first nine months of 2013, the Company continued the restructuring plan related to the closure of the Markham production facility and recorded additional restructuring charges of $1.4 million related to additional severance charges.

In the first nine months of 2012, the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies facilities into one facility. No additional charges were recorded during the first nine months of 2013.

Interest Expense

Interest expense decreased from $1.5 million in the first nine months of 2012 to $1.2 million for the first nine months of 2013, a decrease of $0.3 million primarily resulting from lower average debt levels partially offset by increased average interest rates. Interest expense in the first nine months of 2013 and 2012 included amortization of deferred financing fees of $0.3 million. The weighted average interest rates with respect to the debt were 3.5% for the first nine months of 2013 and 3.3% for the first nine months of 2012.

Income Tax Expense

The Company recorded income tax expense of $0.7 million during the first nine months of 2013 compared to $0.3 million in the first nine months of 2012.

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

At September 29, 2013, the Company had total net operating loss carry forwards of $83.5 million, of which $1.6 million will expire in 2013, $10.3 million will expire in 2014, $4.2 million will expire in 2015, $1.3 million will expire in 2017, $1.1 million will expire in 2018, $0.1 million will expire in 2019, $0.1 million will expire in 2020, $20.7 million will expire in 2023, and the remainder will expire between 2026 and 2032.

Liquidity

Net cash used in operating activities during the nine months ended September 29, 2013 was $5.2 million compared to $6.6 million for nine months ended September 30, 2012 driven by working capital changes. Net working capital decreased due to reductions in Accounts payable and Accruals of $8.4 million and increases in Accounts receivable of $3.3 million, slightly offset by reductions in inventory of $5.8 million. Accounts receivable days sales outstanding were 53 and 51 days for the nine months ended September 29, 2013 and September 30, 2012, respectively. The increase was due to the timing of collections at quarter end. Inventory turnover, on an annualized basis remained stable at 5 times consistent with the same period last year. Accounts payable days outstanding were 61 days at the end of the first nine months of 2013 compared to 57 days for the same period in 2012 due to timing on payments.

Net cash provided by financing activities during the nine months ended September 29, 2013 was $7.4 million compared to $9.0 million in the nine months ended September 30, 2012. During the nine months ended September 29, 2013, the Company increased revolving debt by $12.6 million, compared to an increase of $12.8 million during the same period in 2012. The Company made capital lease payments of $1.8 million compared to $1.3 million in prior year. The Company made repayments on the term facility of $3.5 million compared to $2.2 million in prior year and received proceeds from sale and leaseback transactions of $1.0 million compared to $0.2 million in prior year. The Company also made contingent consideration payments of $0.8 million compared to $0.7 million in prior year. Proceeds received from issuance of stock options were $0.01 million for nine months ended September 29, 2013 compared to $0.2 million in the prior year.

Net cash used in investing activities during the nine months ended September 29, 2013 and September 30, 2012 was $1.9 million and $4.0 million, respectively, consisting of additions of property, plant and equipment offset by proceeds on sale of property, plant and equipment of $0.4 million in 2013 whereas there were no proceeds from sale of property, plant and equipment in 2012.

Capital Resources

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations and organic growth in the future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control. Refer to risk factors below.

During the nine months ended September 29, 2013, the Company entered into new lease agreements of $1.3 million. During the nine months ended September 30, 2012, the Company acquired machinery and equipment with a value of $1.0 million via capital leases.

We anticipate that our cash and cash equivalents, as well as available our revolving credit facility and additional financing sources will be sufficient to fund our anticipated cash requirements for working capital, contractual commitments, and capital expenditures for the next 12 months.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended September 29, 2013 was 3.82%. At September 29, 2013, the interest rate on our U.S. revolving credit facility was 4.00% based on the U.S. prime rate plus three quarters of a percent and our U.S. term debt bore interest at 3.68% based on LIBOR.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, commencing in fiscal 2011 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s interim President and Chief Executive Officer and Principal Accounting Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls and Procedures

There was no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect these controls identified in connection with the most recent evaluation of these controls by the Company’s Principal Executive Officer and Principal Accounting Officer.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 30, 2012. The two risk factors below were disclosed on the Form 10-K and have been revised to provide updated information as of September 29, 2013.

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

Our two largest customers represented 38.4% and 10.8% of total revenue for the nine months ended September 29, 2013. For the first nine months of 2013, our top ten largest customers collectively represented 89.5% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

On September 22, 2011, the Company signed a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) replaced the previous revolving loan agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”) and has a term of three years. Effective October 1, 2013, the Company paid down the term debt facility with Export Development Canada (“EDC”, and the “EDC Facility). Advances made under the revolving credit facility bear interest at the base commercial lending rate of PNC in the United States and Canada plus three quarters of one percent. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The EDC Facility bore interest at LIBOR plus 2.5% to 3.5% depending on the achievement of financial performance levels as specified in the amended debt agreement. The Company is in compliance with the financial covenants included in the PNC Facility as at September 29, 2013 and management believes that the Company will be in compliance with these covenants for the foreseeable future.

Continued compliance with its covenants is dependent on the Company achieving certain forecasts. Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Our debt under the PNC Facility could have adverse consequences for our business, including:

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

•

We may fail to comply with covenants under which we borrowed our indebtedness, including various financial covenants under our PNC Facility. These covenants include (i) maximum capital expenditures (ii) minimum EBITDA and iii) minimum fixed charge coverage ratio. The fixed charge coverage ratio will commence in the fiscal quarter ending June 30, 2014. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness. There can be no assurance that we will maintain compliance with the covenants under the PNC Facility.

There can be no assurance that our leverage and such restrictions will not materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control, as well as the availability of revolving credit borrowings under the PNC Facility or successor facilities.

Item 6 Exhibits

31.1	Certification of Lawrence H. Silber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

31.2	Certification of Clarke H. Bailey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

32.1

Certification of Lawrence H. Silber, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

32.2

Certification of Clarke H. Bailey, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

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

SMTC CORPORATION

By:	/s/ Lawrence H. Silber
Name:	Lawrence H. Silber
Title:	Interim President and Chief Executive Officer

By:	/s/ Clarke H. Bailey
Name:	Clarke H. Bailey
Title:	Executive Chairman and Principal Accounting Officer

Date: November 13, 2013

EXHIBIT INDEX

31.1	Certification of Lawrence H. Silber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

31.2	Certification of Clarke H. Bailey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

32.1

Certification of Lawrence H. Silber, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

32.2	Certification of Clarke H. Bailey, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 13, 2013.

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