Form 10-Q/A
period 2013-06-30
SMTC CORP
filed 2013-12-03
CIK 1108320

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

EXPLANATORY NOTE

Amendment No. 1 to the Quarterly Report on Form 10-Q/A
For the Period Ended June 30, 2013

     This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 8, 2013 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct inadvertent omissions from Item 4 disclosure, Exhibits 31.2 and 32.2 of the Original Filing.  The Item 4 disclosure and these exhibits did not include specific reference to the Principal Financial Officer.  This Form 10-Q/A includes only the corrected Item 4 disclosure and the exhibits. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Item 4 disclosure and Exhibits 31.2 and 32.2 included in this amendment.

PART I—FINANCIAL INFORMATION

. . . . . . . . .

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s interim President and Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls and Procedures

There was no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect these controls identified in connection with the most recent evaluation of these controls by the Company’s Principal Executive Officer and Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

Date:	December 3, 2013	By:	/s/ Lawrence H. Silber
Lawrence H. Silber
Interim President and Chief Executive Officer

Date:	December 3, 2013	By:	/s/ Clarke H. Bailey
Clarke H. Bailey
Executive Chairman and Interim Chief Financial Officer

EXHIBIT INDEX

LIST OF EXHIBITS

31.2*	(Corrected) Certification of Principal Financial Officer
32.2*	(Corrected) Certification of Principal Financial Officer

*Filed herewith