Form 10-Q/A
period 2013-09-29
SMTC CORP
filed 2013-12-03
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Amendment No. 2 to the Quarterly Report on Form 10-Q/A
For the Period Ended September 29, 2013

     This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended September 29, 2013, which was filed with the Securities and Exchange Commission on November 13, 2013 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct inadvertent omissions from Item 4 disclosure, Exhibits 31.2 and 32.2 of the Original Filing.  The Item 4 disclosure and these exhibits did not include specific reference to the Principal Financial Officer.  This Form 10-Q/A includes only the corrected Item 4 disclosure and the exhibits. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Item 4 disclosure and Exhibits 31.2 and 32.2 included in this amendment.

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