Form 10-K
period 2013-12-29
SMTC CORP
filed 2014-04-14
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $26.8 million on April 9, 2014. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on April 9, 2014.

As of April 9, 2014, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "2014 Proxy Statement") are incorporated by reference in Part III of this Report.

PART I

Unless the context otherwise requires, in this report where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

A number of the statements made in this Form 10-K are forward-looking in nature. These statements are qualified by the inherent risks and uncertainties surrounding future expectations generally. SMTC cautions readers that all statements other than statements of historical facts included in this report may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements. No assurance can be given that any of the results contemplated by those statements will be realized, and it is possible that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; (9) the inability to sustain historical margins as the industry develops and (10) challenges in maintaining manufacturing efficiencies with changing customer demands. In addition, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Risk Factors” in this report and described from time to time in SMTC’s other filings with the Securities and Exchange Commission.

Item 1.          Business

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or Printed Circuit Board Assemblies (“PCBA”), production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has facilities in the United States, Canada, Mexico, and China, with approximately 1,800 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the new product development and new products introduction (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and computing, communications and medical market sectors.

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with selected high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

We believe that fundamental to the key benefits we offer is our strategic approach in working with customers premised upon gaining insight into their business and bringing innovative solutions to enhancing their competitiveness, time to market and profitability. SMTC lowers total cost of ownership, improves product quality and reliability, accelerates new products to market, improves service and DOF, reduces working capital requirements and capital expenditures, all of which results in improvement of our customers’ overall margins and end customer satisfaction.

Our Markham, Ontario (Toronto) site serves as a technical service center, with particular emphasis on supporting our global manufacturing locations in value engineering, transition management, global supply chain management and procurement engineering. Production in this facility ceased at the end of the second quarter of 2013.

Our Chihuahua, Mexico facility serves as SMTC’s largest manufacturing and assembly operation, offering customers high quality services in a cost effective site. This facility operates in a “Copy-Exact’ lean process environment located close to North American OEM’s. Offering state of the art PCBA and a full suite of system integration services, along with enclosure and precision sheet metal fabrication, the facility services OEMs requiring lowest cost North America manufacturing solutions.

Our San Jose, California operations specialize in new product integration, PCBA, system integration, configuration-to-order services and provides U.S. Federal Standard 209E class 10,000 clean room capabilities for medical device manufacturing.

SMTC operates two large scale manufacturing facilities located in China. One facility is in ChangAn and the other facility in Suzhou. These sites enable SMTC to capitalize on the strengths of both operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. These facilities offer a full suite of integrated manufacturing services including PCBA, testing, box build, final product integration, world-wide customer logistics, and expanded supply chain capabilities through our Hong Kong sourcing and procurement office.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as primarily labor intensive functions outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers offering broader expertise.

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

•

Improving Access to Global Markets.    OEMs are generally increasing their international activities in an effort to expand sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer those OEMs global manufacturing solutions enabling them to meet local content requirements and to distribute products efficiently around the world at lower costs.

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

SMTC offers three vertically integrated manufacturing streams: enclosures and precision metal fabrication products; PCBA products; and larger-scale systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, configure-to-order, and end-customer order fulfillment. These core services are complemented with cable assembly, interconnect and value engineering services. SMTC’s three manufacturing streams are vertically integrated to better control quality, lead times and inventory risk and to avoid the “margin stacking” when these services are provided by loosely connected entities. Customers benefit from lower costs, better quality, and shorter lead times.

Our vertically integrated manufacturing services include:

PCBA Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows SMTC to support low, medium and high mix and volume manufacturing requirements as well as deliver a final product directly to the end customer.

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

Engineering Services.    We provide services across the entire product life cycle including product design via our partner Idneo, prototyping, qualification testing and sustaining engineering through product end of life.

Global Procurement and Supply Chain Network. As an extension of our offering of vertically integrated manufacturing services, SMTC’s Global Procurement Group plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our Global Procurement expertise includes outsourcing based on market conditions and demand management criteria established with the customer, building flexibility into the supply chain network, designing a supply chain specific to individual customer needs, and having the ability to proactively plan. SMTC’s supply chain management team is responsible for all aspects of the Company’s supply network. This team works together with our customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, this team focuses on driving improved inventory turns, lowers excess and obsolete inventory risk and reduces overall costs to SMTC customers.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines. These facilities are strategically located in the United States, Mexico, and China, offering regional centers for new product introductions as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities helping customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer.

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

The SMTC Customer Experience:    SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. It is one of many reasons why some SMTC customers have been with us for many years.

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

Global Footprint:    SMTC offers the best strategic and operational footprint with four manufacturing / technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Mexico and China.

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

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and computing, communications and medical markets. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. SMTC continues to leverage its experience and established relationships in its existing market segments.

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

SMTC’s box build experience spans the past 14 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of the customer.

SMTC’s DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also implement responsive, efficient and cost-effective configure-to-order and order fulfillment solutions. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

Our design services capability optimizes product design for maximum performance, higher yields, and faster time-to-market, with the objective to assist our customers become more profitable and more competitive. SMTC provides access to an extensive range of design, value engineering and sustaining engineering services in addition to key process and test engineering capabilities. We support the customer in bringing products to market, enhancing and cost reducing current products and extending life cycle. Early in the product development cycle, SMTC’s design services assist customers in selecting the best architecture for their product based on unit and development cost targets, product functionality and time to market goals. SMTC in partnership with Idneo helps customers develop detailed design specifications and test plans to ensure that their products are both designed and fully tested to their requirements prior to going into volume manufacturing.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites use Computer Integrated Manufacturing (CIM), a common quality management platform. The CIM System tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. The corporate headquarters is registered as an ISO9001 and ISO13485 facility. Our San Jose, Chihuahua and Suzhou facilities are ISO 13485 certified. Our China facilities in ChangAn and Suzhou have both achieved the Environmental Management Standards ISO 14001 certification. Our Suzhou facility has also achieved the QC08000 a Hazardous Substance Process Management (HSPM) system certification, and TS 16949 an International Quality Management Standard certification specifically written by the Automotive Industry. SMTC builds PCB assemblies according to IPC standards, an association connecting electronic industries. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements.

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. Our marketing and sales team work collectively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for that customer.

We develop relationships with our customers and market our vertically integrated manufacturing services through our direct marketing and sales teams. Our direct sales teams work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing team supports our business strategy of providing end-to-end services by encouraging cross selling of vertically integrated manufacturing services across a broad range of major OEM products. To achieve this objective, our marketing and sales teams works closely with our various manufacturing, design and engineering groups to engage in marketing and sales activities targeted towards key customer opportunities.

Our customer-centric focus continues through to the execution phase of our relationships with a dedicated customer focused team-based manufacturing approach throughout all SMTC facilities. A dedicated account team including a global account manager directly responsible for managing each of our key customer accounts. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

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

SMTC also employs Kinaxis RapidResponse, an integrated response management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows SMTC to perform real-time demand scenario simulation, review supply constraints, perform rapid manufacturing resource planning, clear to build analysis and communicate changes in requirements to suppliers—all on the same day. With RapidResponse, SMTC teams achieve high levels of supply chain agility, with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. In this way, SMTC gains the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

Visibility solutions are customized to support a range of requirements, including inventory visibility, master production schedule simulation, clear-to-build, available-to-promise, end-market demand steering, and service parts management. Kinaxis provides a single view of inventory across all SMTC plants and inventory hub locations as well as a view of materials supply. Custom reports can be set up to automatically email within SMTC and to SMTC customers on regular intervals. This Inventory and supply base liabilities dashboard has proven to be a valuable tool for both SMTC and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

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

Revenue in fiscal 2013 was attributed to the following industry sectors: 77.6% from industrial, 10.3% from networking and computing, 6.5% from communications and 5.6% from medical. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

Industrial product expertise includes:

•	Semiconductor manufacturing and test equipment

•	Electrical distribution, industrial controls

•	Point of sale (POS) terminals

•	Currency recognition devices

•	Residential and commercial security systems

•	GPS navigation and positioning systems

•	Components and sub-systems for rapid prototyping equipment

•	RF modules for satellite -based tracking systems

•	Protocol analyzers

•	High end audio systems

•	Power supplies for high precision instruments

•	LED lighting systems

•	Laser precision measurement equipment

•	CCD and CMOS Cameras for Machine Vision Systems

Networking and Computing product expertise includes:

•	Professional audio and video processing and distribution systems

•	Handheld internet access devices

•	High-end storage devices

•	Office printers, networked production and industrial printing systems

•	Mid-range servers and computing systems

•	Electronic display systems

•	Financial terminals with biometric authentication

•	Digital media systems

•	Supercomputing and cloud computing platforms

Communications product expertise includes:

•	VoIP infrastructure, accessing, IVR systems

•	Carrier class switching and routing systems

•	Broadcast communication equipment

•	Broadband accessing, ADSL and wireless gateway, modem

•	Video and audio signal processing and distribution systems

•	Network traffic management devices

•	Network application delivery and optimization

•	Private IP communications devices

Medical product expertise includes:

•	Infusion pumps

•	Blood glucose meters

•	Medical imaging

•	Patient monitoring systems

•	Diagnostic devices

•	Imaging, laboratory X-ray equipment

•	Monitoring systems

•	Communication devices

SMTC has achieved ISO 13485 certification at its Chihuahua, Markham headquarters, San Jose and Suzhou facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years’ experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

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

In 2012, SMTC was recognized for excellence in quality and service by Frost & Sullivan with the “Global EMS Award for Product Quality Leadership’ for consistently delivering and exceeding customer expectations in maintaining a high level of quality throughout its organization. More recently Frost & Sullivan recognized SMTC with the 2013 North America Award for Growth Leadership. Each year, Frost & Sullivan presents this award to the company that has demonstrated excellence in capturing the highest annual compound growth rate for the past three years, and recognized SMTC as one of the fastest growth companies in 2012.

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

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues generally are greater than $1.5 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, or Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues ranging from approximately $200 million up to $1.5 billion.

Regional /Tier 3: Usually focused in a sub-region, the northeast US for instance, typically with no low-cost facilities.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

SMTC competes against large contract manufacturers such as Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina, Inc., Benchmark Electronics Inc., Plexus Corp., CTS Corp., Key Tronic Corp. as well as numerous mid-size, regional and small EMS providers.

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

Backlog

Our backlog is typically a combination of firm purchase orders and forecasts. Our customers typically provide firm orders for delivery of products due within 30 to 90 days. We are also provided additional demand beyond 90 days to drive material demand and perform resources and capacity planning. We do not believe that the backlog of expected product sales covered only by firm purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of December 29, 2013, we employed approximately 1,800 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 29, 2013, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

Item 1A.         Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The financial markets have been volatile in recent years.

Our ability to obtain future financing or renegotiate our current credit facility on terms acceptable to us may be adversely impacted by the volatility of the credit markets. In addition, the volatility could negatively impact certain of our customers, certain of their customers, and our suppliers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, or a decrease in supply of our inputs, which could result in a negative effect on our results of operations or they could result in customers having insufficient financing to support their business.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005, in 2009, in 2011 and in 2013. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that any economic slowdown will have on it.

A majority of our revenue comes from a small number of customers; if we lose any of these customers, our revenue could decline significantly.

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

Two of our largest customers represented 38% and 12% of total revenue, respectively, for the year ended December 29, 2013. Our top ten largest customers collectively represented 89% of our total revenue for the year. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue significantly. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in net revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currencies against the U.S dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component has purchases and other various expenses are denominated in local currencies. As a result, commencing in fiscal 2011, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. To the extent we are not able to manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The electronics manufacturing services (EMS) industry is highly competitive. We compete against numerous large domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina Corp., Inc., Benchmark Electronics Inc. and Plexus Corp. In addition, we compete against numerous smaller competitors. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Consolidation in the electronics industry among our competitors, our customers, or both, may result in increasing or strengthening large electronics companies. The significant buying and market power of these companies may increase competitive pressures on us. In addition, if any of our large customers is acquired or merged with another provider of similar services, we may lose that customer’s business.

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

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. At such times, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases, which could reduce operating income. In addition, we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

If we are unable to respond to rapidly changing technology and process development, we may not be able to compete effectively.

The market for our products and services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We may not be able to effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We may not be able to access capital for these purposes in the future and investments in new technologies may not result in commercially viable technological processes.

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

Although, generally, liability for these claims in our contracts rest with our customers, our customers may not, or may not have the resources to, satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

If our product or component is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve the claim. A successful product liability or product warranty claim could have a material adverse effect on our business and results of operations.

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

Risks particular to our international manufacturing operations could adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;

•	longer payment cycles and greater difficulty in collecting amounts receivable;

•	reduced credit and payment terms with vendors;

•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	increases in duties and taxation;

•	imposition of restrictions on currency conversion or the transfer of funds; and

•	trade restrictions.

We are subject to a variety of environmental laws, which expose us to potential liability.

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

We have incurred substantial restructuring charges in the past and we may need to take material restructuring charges in the future.

We have incurred significant expenses related to restructuring of our operations in the past and may continue to do so in the future. We have incurred in the past, and may incur in the future, costs related to workforce reductions and facility closures.. We may be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our earnings.

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

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years, but subsequent to December 29, 2013 the term of the PNC facility was extended to January 2, 2015. The term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”) was fully paid on October 1, 2013. Advances made under the U.S. revolving PNC Facility bear interest at the U.S. base rate plus 1.75%. Advances made under the Canadian revolving PNC Facility denominated in Canadian dollars bear interest at the Canadian base rate plus 1.75%. For advances made under the Canadian facility denominated in U.S. dollars, interest will be charged at the U.S. base rate plus 1.75%. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The Company violated certain of its bank covenants under the PNC facility as of December 29, 2013. Subsequent to December 29, 2013, the Company secured a waiver covering the event of default. In addition, the Company and PNC have amended the lending agreement, however, continued compliance with its covenants is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

Our debt under the PNC Facility could have adverse consequences for our business, including:

•	We will be more vulnerable to adverse general economic conditions.

•	We will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

•	We may have limited flexibility in planning for, or reacting to, changes in our business and industry.

•	We could be limited in our borrowing of additional funds and making strategic investments by restrictive covenants and the borrowing base formula in our credit arrangements.

•	We may fail to comply with covenants under our PNC Facility. These covenants, include (i) maximum unfunded capital expenditures, (ii) minimum EDITDA for three months ending June 29, 2014 and (iii) minimum fixed charge coverage ratio commencing for three months ending September 30, 2014 and six months ending December 28, 2014. Our failure to comply with covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, our lenders could proceed against any collateral granted to them to secure that indebtedness.

Our leverage and restrictions contained in the PNC Facility may materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness and to satisfy our other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We face significant restrictions on our ability to operate under the terms of our credit facility.

The terms of our credit facility generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). The PNC Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our credit facility.

If we are not able to comply with these covenants and requirements the lenders have the right to demand accelerated payment and we would have to seek alternative sources of financing, which may not be available, or be available on acceptable terms. In addition, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations. If our borrowing base is diminished we may not have sufficient access to capital to finance operations or capital needs.

RISKS RELATED TO TAX LOSS UTILIZATION AND TAX REGULATION

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

In 2012, our board of directors and shareholders approved an extension to a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

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

RISKS RELATED TO SECURITIES REGULATIONS AND LAWS

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

RISKS RELATED TO ASSESSMENT OF INTERNAL CONTROL

Management has identified a material weakness in our internal control over financial reporting that affected our financial statements for the year ended December 29, 2013. This material weakness relates to an overstatement of inventory at our Chihuahua, Mexico facility, and is discussed at Item 9A, Controls and Procedures, of this report. We have developed and have begun implementing a remediation plan to address this material weakness.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure or delay in implementing our remediation plan, including any delay or failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of the remediation plan, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could in turn result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause lenders, suppliers, customers and investors to lose confidence in our reported financial information, leading to harmful effects on our business and a decline in our stock price.

Item 2:          Properties

We conduct our operations within approximately 500,000 square feet of building space. Even with the closure of the Markham facility in the second quarter of 2013, we believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
San Jose, California	65,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An, China	150,000	Leased
Suzhou, China	67,000	Leased

The principal executive office of SMTC and SMTC Canada is located at 635 Hood Road, Markham, Ontario, Canada, L3R 4N6.

Item 3:          Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 4:           Mine Safety Disclosure

Not applicable

PART II

Item 5:          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended December 29, 2013 and December 30, 2012.

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$2.82	$1.97	$3.85	$2.43
Second Quarter	2.49	1.60	4.00	2.90
Third Quarter	2.03	1.76	3.37	2.63
Fourth Quarter	2.48	1.91	3.13	2.05

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index, and to a peer group chosen by the Company for fiscal 2013 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina Corp. and Sigmatron International Inc.

The total stockholder return assumes $100 invested on January 4, 2009 in Common Stock or December 31, 2008 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SMTC Corporation, the NASDAQ Composite Index, and a Peer Group

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
1/4/09
1/3/10
1/2/11
1/1/12
1/1/13
12/29/13
SMTC Corporation
NASDAQ Composite
Peer Group

*$100 invested on 1/4/09 in stock or 12/31/08 in index, including reinvestment of dividends.
Index calculated on month-end basis.

Holders

As of April 9, 2014, there were approximately 133 holders of record of the Company’s common stock.

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

Our consolidated financial statements and our selected consolidated financial data have been prepared in accordance with US GAAP.

Consolidated Statements of Operations Data (in millions):

	Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
Revenue	$270.7	$296.3	$220.4	$262.6	$179.5
Cost of sales	255.3	269.8	199.1	233.1	162.0
Gross profit	15.4	26.5	21.3	29.5	17.5
Selling, general and administrative expenses	19.2	17.3	14.8	17.9	12.7
Loss (gain) on contingent consideration (a)….	0.3	(0.7)	—	—	—
Restructuring charges (b)	2.0	2.2	2.7	—	0.8
Loss on extinguishment of debt	—	—	0.3	—	—
Gain on disposal of capital assets	(0.1)	—	—	—	—
Other expenses (c)	—	—	0.1	—	—
Operating earnings (loss)	(6.0)	7.7	3.4	11.6	4.0
Interest expense	1.7	2.0	1.4	1.7	2.0
Earnings (loss) before income taxes and discontinued operations	(7.7)	5.7	2.0	9.9	2.0
Income tax expense (recovery)	4.2	(1.8)	0.8	(2.5)	(0.3)
Earnings (loss) from continuing operations	(11.9)	7.5	1.2	12.4	2.3
Loss from discontinued operations (d)	—	—	—	—	(5.9)
Net earnings (loss), also being comprehensive income (loss)	$(11.9)	$7.5	$1.2	$12.4	$(3.6)
Basic earnings (loss) per share
Basic earnings per share from continuing operations	$(0.73)	$0.46	$0.07	$0.82	$0.16
Basic loss per share from discontinued operations	—	—	—	—	(0.41)
Basic earnings (loss) per common share	$(0.73)	$0.46	$0.07	$0.82	$(0.25)
Diluted earnings (loss) per share
Diluted earnings (loss) per share from continuing operations	$(0.73)	$0.46	$0.07	$0.79	$0.16
Diluted loss per share from discontinued operations	—	—	—	—	(0.41)
Diluted earnings (loss) per common share	$(0.73)	$0.46	$0.07	$0.79	$(0.25)
Weighted average number of shares outstanding
Basic	16.4	16.3	16.1	15.1	14.6
Diluted	16.4	16.4	16.2	15.6	14.6

(a)

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance fair value of the contingent consideration liability was reduced during 2012 resulting in recognition of a gain of $0.7 million. In fiscal 2013, based on results to date, the contingent consideration was increased by $0.3 million resulting in a loss of $0.3 million.

(b)

During fiscal 2013, additional restructuring charges of $2.0 million were recorded in connection with the 2012 plan and lease exit costs. Additional restructuring charges of $0.3 were recorded in fiscal 2013 related to the 2013 plan. During fiscal 2012, the Company recorded restructuring charges of $2.2 million consisting of facility exit costs and severance related to the 2012 Plan. During fiscal 2011, the Company recorded net restructuring charges of $2.7 million consisting of severance charges related to the 2011 Plan. During fiscal 2009, the Company recorded restructuring charges consisting of severances of $0.8 million relating to the 2009 Plan.

(c)	In fiscal 2011, the Company recorded $0.1 million in expenses relating to the acquisition of a subsidiary.

(d)	Discontinued operations - Effective June 30, 2009, the Company closed its Boston, Massachusetts facility. Results of this operation are reported as discontinued operations.

Consolidated Balance Sheets Data and Other Financial Data:

(in millions)

	As at and for the Years Ended
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
Cash	$3.3	$2.2	$2.6	$0.9	$1.6
Working capital	12.3	20.6	20.3	23.2	24.3
Total assets	93.8	121.7	114.3	98.4	93.6
Long- term debt and capital lease obligations	0.5	1.3	4.9	8.0	21.2
Shareholders’ equity	31.1	42.7	34.6	32.8	18.3
Capital expenditures	2.6	6.3	4.0	2.2	1.0
Cash flows provided by (used in) operating activities	2.9	9.9	2.0	14.0	(6.3)
Cash flows provided by (used in) financing activities	0.4	(4.0)	3.6	(13.5)	5.5
Cash flows (used in) investing activities	(2.2)	(6.3)	(3.9)	(1.2)	(0.2)

Quarterly Results

The following tables set forth our unaudited historical quarterly results for the eight quarters ended December 29, 2013. This information has been prepared on the same basis as our annual consolidated financial statements and it includes all adjustments necessary for a fair presentation of the financial results of such periods. This information should be read in conjunction with our annual consolidated financial statements for the years ended December 29, 2013 and December 30, 2012. The operating results for any previous quarter are not necessarily indicative of results for any future periods.

(in millions, except per share amounts)

	Quarters Ended
	Apr 1, 2012	July 1, 2012	Sep 30, 2012	Dec 30, 2012	Mar 31, 2013	June 30, 2013	Sep 29, 2013	Dec 29, 2013
Revenue	$72.4	$75.1	$75.6	$73.2	$65.4	$64.9	$72.9	$67.4
Gross profit	7.5	7.3	6.0	5.7	6.9	1.3	5.8	1.4	(1)
Net earnings (loss)	2.4	2.8	1.3	1.0	1.2	(6.0)	0.6	(7.7	) (2)
Earnings (loss) per share – basic	$0.15	$0.17	$0.08	$0.06	$0.07	$(0.37)	$0.04	$(0.47)
Earnings (loss) per share – diluted	$0.15	$0.17	$0.08	$0.06	$0.07	$(0.37)	$0.04	$(0.47)
Weighted average number of shares outstanding — basic	16.2	16.3	16.3	16.3	16.3	16.3	16.4	16.4
Weighted average number of shares outstanding — diluted	16.4	16.4	16.4	16.4	16.4	16.3	16.4	16.4

(1)	The gross profit of $1.4 includes a charge of $3.2 related to the 2013 physical inventory count adjustment in Mexico
(2)	The net loss of ($7.7) includes a charge of $4.0 related to the recognition of a valuation allowance on the deferred tax asset

Item 7:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with U.S. GAAP included within this annual report.

This MD&A contains discussion in thousands of U.S. dollars unless specifically stated otherwise.

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC has facilities in the United States, Mexico, and China, with approximately 1,800 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the design, early supplier involvement, new product integration (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market sectors.

In connection with the preparation of its financial statements for the fiscal year ended December 29, 2013, SMTC conducted a full physical count of its inventory. As a result of this full physical count, the Company identified an overstatement of inventory at its Chihuahua, Mexico operations with a total cumulative value of $3.2 million which was recorded in the fourth quarter of 2013. However, $0.9 million of this overstatement represented accumulated differences relating to adjustments on spare machine parts, adjustments due to purchasing errors made in excess of customer demand or forecast, inventory identified to be scrapped but that was combined as a part of the count variances and capitalized labor and overhead that required expensing with the reduced WIP levels which were previously capitalized to inventory. Therefore, the true count variance from book to physical inventory count was a $2.3 million reduction of inventory recorded.

Management promptly attempted to determine the root cause(s) of the book to physical loss and the periods in which the losses should have been recorded. Management determined that the primary reason for the inventory overstatement was a result of the improper shop floor practice and management of aged open work orders. It was determined that aged partial work orders remained open for extended periods of time in the Chihuahua, Mexico plant due to new employees hired in late 2012 and early 2013 who were not properly trained. Initially, management believed it possible to allocate the loss to specific prior quarters beginning with the fiscal 2012 fourth quarter based on the dates on the aged open work orders. However, based on additional analysis, management subsequently concluded that the loss could not be specifically allocated to prior periods as it was determined that the work order dates were not a reliable measure to determine the timing of the loss due to the lack of integrity of the work orders and as a result the entire adjustment was recorded in the fourth quarter of 2013 as it was quantified during the physical inventory count.

Developments in the year ended December 29, 2013

For the year ended December 29, 2013 (“fiscal 2013”) revenue decreased $25.6 million, or 8.6%, from $296.3 million for the year ended December 30, 2012 (“fiscal 2012”) to $270.7 million. The majority of the decrease in revenue was due to decreased volumes with three long standing customers of approximately $15.6 million in addition to two customer disengagements as a result of the Markham production facility closure at the end of the second quarter of 2013 resulting in additional reduced revenues of $10.6 million.

In fiscal 2013 a $7.7 million loss before income taxes was incurred compared to earnings before income taxes of $5.7 million in fiscal 2012. The decrease was mainly due to a number of charges incurred during 2013 that were not incurred in prior years related to inventory provisions and write downs in addition to decreased revenue levels and the resulting impact on the ability to cover fixed costs. Gross margin percentage declined mainly due to a physical inventory count adjustment recorded in the fourth quarter of 2013 in addition to inefficiency of labor, and an unrealized foreign exchange loss in the current year compared to a gain in prior year.

In fiscal 2013, the Company recorded restructuring charges of $2.0 million, consisting of severance costs of $1.7 million and facility exit costs of $0.3 million. The severance charges related to the remaining Markham employees and reductions in full-time equivalents (FTEs) in Mexico and San Jose. The additional facility exit costs related to the final settlement on the ZF lease facility.

The Company violated one of its bank covenants with PNC as of December 29, 2013. Subsequent to December 29, 2013, the Company secured a waiver to the lending agreement covering the event of default. In addition, the Company and its lender have amended the lending agreement and management believes that the Company will be in compliance with these covenants for the foreseeable future. Continued compliance with its covenants, however, is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

The Company generated cash from operations of $2.9 million. The PNC facility provided additional cash of $7.3 million, which was offset by the pay down of the EDC term facility of $4.6 million which was paid off in full in the fourth quarter of 2013, principal payments of capital leases of $2.2 million and contingent consideration payments of $1.1 million.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	December 29, 2013	December 30, 2012	January 1, 2012
Revenue	100.0%	100.0%	100.0%
Cost of sales	94.3%	91.1%	90.3%
Gross profit	5.7%	8.9%	9.7%
Selling, general and administrative expenses	7.1%	5.9%	6.7%
Restructuring charges	0.7%	0.7%	1.2%
Loss (gain) on contingent consideration	0.1%	(0.2)%	—
Loss on extinguishment of debt	—	—	0.1%
Gain on disposal of capital assets	(0.1)%	—	—
Other charges	—	—	0.1%
Operating earnings (loss)	(2.2)%	2.5%	1.6%
Interest expense	0.6%	0.7%	0.7%
Earnings (loss) before income taxes	(2.8)%	1.8%	0.9%
Income tax (recovery) expense
Current	0.4%	0.1%	0.3%
Deferred	1.2%	(0.8)%	0.1%
	1.6%	(0.7)%	0.4%
Net earnings (loss)	(4.4)%	2.5%	0.5%

Fiscal period ended December 29, 2013 compared to the fiscal period ended December 30, 2012

Revenue

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

For the year ended December 29, 2013 (“fiscal 2013”) revenue decreased $25.6 million, or 8.6%, from $296.3 million for the year ended December 30, 2012 (“fiscal 2012”) to $270.7 million. The majority of the decrease in revenue was due to decreased volumes with three long standing customers totalling approximately $15.6 million in addition to two customer disengagements as a result of the Markham production facility closure at the end of the second quarter of 2013 resulting in additional reduced revenues of $10.6 million.

During fiscal 2013, revenue from the industrial sector represented 77.6% of revenue compared to 80.0% of revenue in fiscal 2012. Revenue from the industrial sector decreased by $27.0 million or 11.4% mainly due to the reduced volumes with four customers in addition to one of the customer disengagements related to the Markham production facility closure. Revenue from the networking and enterprise computing sector in fiscal 2013 increased compared to fiscal 2012 by $3.0 million mainly due to increase in revenue of two customers partially offset by a decrease in revenue with one customer. The percentage of revenue attributable to the network and enterprise sector increased $2.9 million or 12.0% during fiscal 2013 from 8.4% during fiscal 2012. Revenue from the communications sector decreased by $2.8 million or 13.8% in fiscal 2013 mainly due to decreased revenue of one customer and one customer disengagement as a result of the Markham production facility closure, slightly offset by a increases in revenue from other customers in this sector. The percentage of revenue attributable to the communications sector decreased to 6.5% during fiscal 2013 from 6.9% in fiscal 2012. Revenue for the medical sector increased by $1.2 million in fiscal 2013 to $15.1 million, compared to $13.9 million in fiscal 2012 mainly due to an increase in revenue from one customer. The percentage of revenue attributable to the medical sector increased to 5.6% during fiscal 2013 from 4.7% during fiscal 2012 due to the increased revenue and reduction in the industrial sector.

During fiscal 2013, the Company recorded approximately $6.0 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.7 million in fiscal 2012. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 89.4% of revenue during fiscal 2013, compared to 88.4% in fiscal 2012. Revenue from our two largest customers during fiscal 2013 was $102.6 million and $31.2 million, representing 37.9% and 11.5% of revenue for fiscal 2013, respectively. This compares with revenue from the same two customers during fiscal 2012 of $106.0 million $36.9 million, representing 35.8%, and 12.4% of revenue for fiscal 2012, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2013, 66.9% of our revenue was attributable to our operations in Mexico, 19.2% in Asia, 10.0% in the US and 3.9% in Canada. During fiscal 2012, 61.8% of our revenue was attributable to our operations in Mexico, 14.4% in Asia, 13.7% in the US and 10.1% in Canada.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for a decline in revenue to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, or lose customers, we could experience declines in revenue.

Gross Profit

Gross profit decreased to $15.4 million in fiscal 2013 from $26.5 million in fiscal 2012 due to the decrease of revenue levels and the resulting impact on the ability to cover fixed costs and unfavorable foreign exchange rates on outstanding Canadian dollar and Mexican peso forward exchange contracts compared to the same period in 2012. This was partially offset by the closure of the Markham production facility in June 2013 which had incurred losses, as well as improved margins earned in Asia which were offset by reduced margins in Mexico. The reduced margins in Mexico in 2013 were primarily the result of higher direct and variable labor charges as a percentage of revenues compared to 2012. As a result, manufacturing operations in Mexico were not as efficient as in fiscal 2012. In addition, there were additional charges of $1.3 million relating to material adjustments based on inventory cycle count results performed during the year, an adjustment for scrap inventory and an increase to the inventory reserve due to changes in estimates of recoverable amounts. In addition there was a charge of $3.2 million in the fourth quarter of 2013 made up of $2.3 million based on the full physical inventory count results at the Mexico facility and a remaining charge of $0.9 million related to write down of spare parts inventory, capitalized labor and overhead charged due to lower WIP levels as a result of the count variance and write downs of inventory due to purchasing errors with two customers, whereby inventory was purchased in excess of customer demand. As a percentage of revenue gross profit decreased by 36.5% to 5.7% in fiscal 2013 compared to 8.9% in fiscal 2012 as a result of the above noted items.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive income. Included in cost of sales in fiscal 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized gain of $0.5 million. During fiscal 2012, an unrealized gain was recognized as a result of revaluing the instruments to fair value of $0.6 million, and a realized gain of $0.7 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased from $17.3 million in fiscal 2012 to $19.2 million in fiscal 2013, and increased as a percentage of revenue from 5.8% for fiscal 2012 to 7.1% of revenue for fiscal 2013. The increase in fiscal 2013 was mainly due to charges of $1.2 million incurred during 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million. Other increases were attributed to interim executive management services not incurred in the prior year, and increased information technology charges.

Sale of Property, Plant and Equipment

In fiscal 2013, certain equipment was sold for proceeds which generated a gain on the sale of $0.1 million. This was due in part to closure of the Markham production facility which resulted in a gain on the sale of select pieces of equipment as well as a gain on the sale of equipment in Mexico. There were no sales of property, plant and equipment during 2012.

Restructuring Charges

Total restructuring charges of $2.0 million were incurred in 2013 compared to $2.2 million in 2012. Included in the charges was $1.4 million of additional severance charges related to the Markham production facility closure in Q2 2013. In addition, $0.3 million of additional facility exit costs was incurred related to the ZF lease facility whereby a settlement was reached during fiscal 2013. A 2013 plan was approved that impacted approximately 89 FTEs in the Mexico and San Jose facilities which resulted in additional severance charges of $0.3 million recorded during the fourth quarter of 2013.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash, less cash acquired of $0.9 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date in fiscal 2013, the final year of the contingent consideration period, the fair value of the contingent consideration liability was increased during fiscal 2013 resulting in recognition of a loss of $0.3 million ($0.7 million gain in 2012). The final payment was made in the fourth quarter of 2013.

Interest Expense

Interest expense decreased by $0.3 million, from $2.0 million in fiscal 2012 to $1.7 million in fiscal 2013. Included in interest expense is amortization of deferred financing fees of $0.4 million for fiscal 2013, compared to $0.4 million in fiscal 2012.

Although interest rates on the Company's outstanding indebtedness were higher in 2013 compared to 2012, interest expense decreased in fiscal 2013 due to lower average debt levels. The weighted average interest rates with respect to the debt were 3.7% and 3.3%, for the periods ended December 29, 2013 and December 30, 2012, respectively.

Income Tax Expense

The net tax expense for fiscal 2013 of $4.2 million is due to $0.9 million of taxes in Mexico and China. In addition a $4.0 million valuation allowance was recorded against the deferred tax asset. These charges were partially offset by $0.7 million of deferred tax recovery primarily related to revised tax legislation in Mexico. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At December 29, 2013, the Company had total net operating loss carry forwards of $88.2 million, of which $10.2 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $20.6 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, and the remainder will expire between 2029 and 2033.

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

During fiscal 2012, revenue from the industrial sector represented 80.0% of revenue compared to 73.1% of revenue in fiscal 2012. Revenue from the industrial sector increased by $75.8 million or 47.1% mainly due to the two long standing customers described above. Revenue from the networking and enterprise computing sector in fiscal 2012 decreased compared to fiscal 2011 by $6.2 million mainly due to decreases in revenue of three customers. The percentage of revenue attributable to the network and enterprise sector decreased to 8.4% during fiscal 2012 from 14.2% during fiscal 2011. Revenue from the communications sector increased by $4.4 million or 27.3% in fiscal 2013 mainly due to an increase in revenue of one customer, slightly offset by a decrease in revenue from one customer in this sector. The percentage of revenue attributable to the communications sector decreased to 6.9% during fiscal 2012 from 7.3% during fiscal 2011 due to the greater percentage increase in the industrial sector. Revenue for the medical sector increased by $1.9 million in fiscal 2012 to $13.9 million, compared to $12.0 million in fiscal 2011 due to an increase in revenue from one customer. However, the percentage of revenue attributable to the medical sector decreased to 4.7% during fiscal 2012 from 5.4% during fiscal 2011 due to the greater percentage increase in the industrial sector.

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

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 88.4% of revenue during fiscal 2012, compared to 79.4% in fiscal 2011. Revenue from our two largest customers during fiscal 2012 was $106.0 million and $36.9 million, representing 35.8% and 12.4% of revenue for fiscal 2012, respectively. This compares with revenue from our three largest customers during fiscal 2011 was $48.1 million, $23.3 million and $22.5 million, representing 21.8%, 10.6% and 10.2% of revenue for fiscal 20121, respectively. No other customer represented more than 10% of revenue in either year.

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

In fiscal 2011 the Company acquired 100% of the outstanding common shares of ZF Array, a privately held electronics manufacturing services provider based in San Jose, California. The purchase price was $6.4 million, of which $2.4 million was composed of a 2-year performance based earn out. Acquisition costs related to this purchase were $0.1 million.

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

Interest expense increased in fiscal 2013 due to higher average debt levels to support the increase in working capital required for the increased revenue compared to fiscal 2012. The weighted average interest rates with respect to the debt were 3.3% and 3.6%, for the periods ended December 30, 2012 and January 1, 2012, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC facility which expires in January 2, 2015. The Company violated a covenant as of December 29, 2013. Subsequent to December 29, 2013, the Company secured a waiver covering this violation. Our principal uses of cash have been to meet debt service requirements, pay down debt and invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for acquisitions.

The following table summarizes cash flow changes for the following periods:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Cash provided by (used in):
Operating activities	$2.9	$9.9	$2.0
Financing activities	0.4	(4.0)	3.6
Investing activities	(2.2)	(6.3)	(3.9)
Increase (decrease) in cash and cash equivalents	1.1	(0.4)	1.7
Cash, beginning of year	2.2	2.6	0.9
Cash, end of the year	$3.3	$2.2	$2.6

Fiscal 2013

Net cash provided by operating activities for fiscal 2013 was $2.9 million. The source of cash mainly resulted from decreases in inventory and accounts receivable offset by reductions in accounts payable and accrued liabilities. Accounts receivable days sales outstanding for fiscal 2013 decreased to 41 days compared to 44 days for fiscal 2012 due to quicker collection in fiscal 2013. Inventory turnover on an annualized basis increased to seven times in fiscal 2013 compared to five times in fiscal 2012. This was due to better inventory management in fiscal 2013 over 2012. Accounts payable days outstanding for fiscal 2013 dropped to 47 days versus 66 days for fiscal 2012. The reduction is a function of reduced inventory levels, which in turn reduced vendor payables and required quicker pay down of outstanding payables.

Net cash provided from financing activities during fiscal 2013 was $0.4 million, consisting of the repayment of the EDC term facility of $4.6 million, principal payments of capital lease obligations of $2.2 million and payment of contingent consideration of $1.1 million. These were offset by an increase in revolving debt of $7.3 million, proceeds from issuance of common stock of $0.1 million and proceeds from a sale and leaseback of $1.0 million.

Cash used in investing activities for fiscal 2013 of $2.2 million was for purchases of machinery and equipment of $2.6 million which was partially offset by proceeds from the sale of capital assets of $0.4 million.

Fiscal 2012

Net cash provided by operating activities for fiscal 2012 was $9.9 million. The source of cash mainly resulted from income from operations, decreases in accounts receivable and increases in accounts payable offset by an increases in inventory. Accounts receivable days sales outstanding for fiscal 2012 decreased to 44 days compared to 49 days for fiscal 2011 due to quicker collection in fiscal 2012. Inventory turnover on an annualized basis remained consistent at 5 times for both fiscal 2012 and fiscal 2011. Accounts payable days outstanding for fiscal 2012 remained consistent with fiscal 2011 at 66 days compared to 67 days in fiscal 2011.

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

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) has a term of three years, but subsequent to December 29, 2013 the term of the PNC facility was extended to January 2, 2015. The term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”) was fully paid on October 1, 2013. Advances made under the U.S. revolving PNC Facility bear interest at the U.S. base rate plus 1.75%. Advances made under the Canadian revolving PNC Facility denominated in Canadian dollars bear interest at the Canadian base rate plus 1.75%. For advances made under the Canadian facility denominated in U.S. dollars, interest will be charged at the U.S. base rate plus 1.75%. The base commercial lending rate of each respective country of borrowing should approximate prime rate. The Company violated certain of its bank covenants under the PNC facility as of December 29, 2013. Subsequent to December 29, 2013, the Company secured a waiver covering the event of default. In addition, the Company and PNC have amended the lending agreement, however continued compliance with its covenants is dependent on the Company achieving certain forecasts. While management is confident in its plans, market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts.

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for at least the next 12 months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During 2013, there were $1.4 million of additions of property, plant and equipment acquired via capital leases.

As at December 29, 2013, contractual repayments due within each of the next five years and thereafter are as follows:

(in US$ millions)	2014	2015	2016	2017	2018	Thereafter	Total
Revolving credit facility(1)	$20.2	$—	$—	$—	$—	$—	$20.2
Capital lease obligations	1.6	0.5	—	—	—	—	2.1
Operating lease obligations	2.1	1.9	1.9	0.6	0.6	0.2	7.3
Purchase obligations	—	—	—	—	—	—	—

Total	$23.9	$2.4	$1.9	$0.6	$0.6	$0.2	$29.6

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

(1)	The revolving credit facility matures in January 2, 2015, and is classified as a current liability in the consolidated balance sheet.

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

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable and record an allowance for doubtful accounts, which reduces the accounts receivable to the amount we reasonably believe will be collected. A specific allowance is recorded against customer accounts receivable that are considered to be impaired based on our knowledge of the financial condition of our customers. In determining the amount of the allowance, we consider factors such as the length of time the accounts receivable have been outstanding, customer and industry concentrations, the current business environment and historical experience.

Inventory Valuation

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. We write down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers, and the ability to sell inventory to customers or return to suppliers. Customers are liable for inventory orders in compliance with the backlog and forecasts with SMTC, plus additional material to provision for minimum order quantity or fixed lot multiples. If these assumptions change, additional write-downs may be required.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the period ended December 29, 2013 was 3.7%. At December 29, 2013, the interest rate on our U.S. revolving credit facility is 4.0% based on the U.S. prime rate. If base rates increased by 10%, our interest expense would have increased by approximately $0.1 million annually.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, in fiscal 2013 the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 8.          Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. As described below, a material weakness was identified in our internal control over financial reporting. A material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, an assessment that internal control over financial reporting was effective for any completed period does not mean that internal control over financial reporting will be assessed as effective for any future period as processes and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, among other reasons.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). As a result of this assessment, management identified material weaknesses in our internal control over financial reporting relating to the follow areas.

Inventory

Specifically, management concluded that there were weaknesses in the internal controls over processing and tracking transactions affecting inventory in the Company’s Chihuahua, Mexico facility. These material weaknesses in internal controls involved stock identification control procedures, work order management, transaction control procedures, cycle count procedures and control over inventory receipts. The result of these identified weaknesses was an overstatement of inventory and understatement of cost of sales by a material amount.

Additional Information Regarding the Material Weakness

As the result of a substantial increase in new business from a large customer in fiscal 2012, shop floor personnel at the Company’s Chihuahua facility, some of whom were new hires that received insufficient training in Company processes and procedures, began circumventing inventory management and work order processes and procedures. Among other actions, procedures for the recording of damaged or non-functioning parts inventory were not consistently followed, inventory movements between raw materials, work-in-progress and finished goods were not consistently recorded or were recorded incorrectly, and work orders were not timely closed. An inventory cycle count conducted in April 2013 was ineffective in identifying the inventory overstatement due to poor cycle count procedures, including that work-in-progress was not properly reconciled to the inventory sub-ledger (which agreed to the general ledger), and system errors required a significant number of manual entries. These poor procedures resulted in a cycle count that was flawed and unreliable. As a result, management determined to conduct a full physical count of inventory in connection with the preparation of the Company’s financial statements for fiscal 2013, which was completed in early January 2014.

In addition, the Company has performed additional investigation and analysis to ensure that the fiscal 2013 financial statements were prepared in accordance with U.S. GAAP. These procedures include performing full physical inventory counts at the Company’s other production facilities as at December 29, 2013 with the exception of the San Jose facility which had a full count performed for specific customers only, which provided coverage of over 80% of total inventory at the facility, conducting personal interviews of Chihuahua facility personnel, and retaining, through the Audit Committee, an independent forensic accounting firm to conduct an investigation into the root causes of the inventory overstatement.

Remediation of the Material Weakness

To remediate the material weakness described above and improve the Company’s internal control over financial reporting, management has established a remediation plan. The plan focuses on five key areas related to inventory transaction control and processes. The remediation plan commenced during the first quarter of 2014 with the intent of establishing new processes and controls and training the appropriate levels of staff. The key areas identified for improvement by the remediation plan are stock identification control procedures, work order management, transaction control procedures, cycle count procedures and control over receipts. Each area has an assigned management-level team leader and target completion date. Finally, senior management has communicated to all Company personnel its expectations that deviation from Company processes and procedures will not be tolerated.

Accounting for Deferred Tax Assets

Management concluded that there was a material weakness in internal controls over the assessment of the recoverability of its deferred tax asset (“DTA”). This material weakness contributed to a material post-closing adjustment proposed by our independent auditors, which we correctly reflected in the consolidated financial statements for the period ended December 29, 2013. This adjustment reduced the DTA by $4 million and reduced the deferred tax recovery by the same amount. There was inappropriate review of the underlying assumptions for the forecasts used in the assessment of the deferred tax asset to ensure they were internally consistent with forecasts and assumptions used for other purposes.

Remediation of the Material Weakness

To remediate the material weakness described above, management plans to ensure a proper review of the forecasts and the underlying assumptions to ensure they are internally consistent with those used for other purposes.

Management has determined that these control deficiencies result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and therefore constitute material weaknesses. As a result of these material weaknesses, management concluded that, as of December 29, 2013, the Company’s internal control over financial reporting was not effective. There were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.         Other Information

None

PART III

Item 10.         Directors, Executive Officers and Corporate governance

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers,” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” in the 2014 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at http://www.smtc.com/en/investorrelations/corporategovernance/default.aspx and in print to any stockholder who requests it. The Company intends to post on its website any amendments to, or waivers from, its Code of Conduct.

Item 11.         Executive Compensation

The information required by this Item is included under the caption “Executive Compensation and Related Information” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item concerning security ownership of certain beneficial owners and management is included under the caption “Securities Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July 2010. In June 2011, the Company voted to increase the amount of shares available under the 2010 plan by 670,000 and in June 2012 the Company voted to increase the number of shares available under the 2010 plan by 652,000. There was no vote to increase the number of shares available under the plan in 2013, and as such the authorized increase to the number of shares was calculated as 164,256 based on the formula included in the terms of the 2010 Plan. As at December 29, 2013, the Company no longer has any outstanding awards under its 2000 Equity Incentive Plan.

The following table gives information about awards under the 2010 Plan as of December 29, 2013:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	435,000	$2.50	1,401,256
Equity compensation plans not approved by shareholders	—	$—	—
Total	435,000	$2.50	1,401,256

Notes:

Item 13.         Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included under the captions “Director Independence” and “Related Party Transactions” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services

The information required by this Item concerning principal accountant fees and services is included in the 2014 Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 10-K

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

SMTC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Expressed in thousands of U.S. dollars)

Reserves for Accounts Receivable	Years ended
	December 29, 2013	December 30, 2012	January 1, 2012
Balance, beginning of year	(205)	(55)	(312)
Charge to expense	(134)	(202)	-
Written off	69	52	257
Balance, end of year	(270)	(205)	(55)

(a) (3)  Exhibits.

See exhibit index beginning at page 40.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ SUSHIL DHIMAN
Sushil Dhiman President and Chief Executive Officer

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SUSHIL DHIMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2014
Sushil Dhiman

/s/ CLARKE BAILEY	Interim Chief Financial Officer, Director and Chairman of the Board (Principal Financial and Principal Accounting Officer)	April 14, 2014
Clarke Bailey

/s/ DAVID SANDBERG	Director	April 14, 2014
David Sandberg

/s/ FREDERICK WASSERMAN	Director	April 14, 2014
Frederick Wasserman

/s/ RANDY WATERFIELD	Director	April 14, 2014
Randy Waterfield

/s/ LAWRENCE SILBER	Director	April 14, 2014
Lawrence Silber

EXHIBIT INDEX

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

Exhibit #	Description
2.1	Reorganization and Merger Agreement dated as of July 26, 1999. (4)

2.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (9)

2.3	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.4	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (8)

3.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (12)

3.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (25)

3.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (29).

3.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009 (31).

3.5	Fifth Amended and Restated Certificate of Incorporation (40).

3.6	Second Amended and Restated By-laws of SMTC Corporation (40)

3.7	Amendment No. 1 to SMTC Corporation’s Second Amended and Restated By-laws of SMTC Corporation (41)

4.1	Stockholders Agreement dated as of July 27, 2000. (6)

4.2	Form of certificate representing shares of common stock. (3)

*10.1	SMTC Corporation 2010 Incentive Plan (34)

10.2	SMTC Amended and Restated Tax Benefits Preservation Plan (40)

10.3	Revolving Credit and Security Agreement dated September 14, 2011 between PNC, National Association, PNC Bank Canada Branch, SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated and HTM Holdings, Inc. (38)

10.4	Third Amended and Restated US Loan Agreement dated September 14, 2011 by and among Export Development Canada and SMTC Mex Holdings, Inc. and SMTC Manufacturing Corporation of Massachusetts (38)

10.5	Stockholder Agreement by and among SMTC Corporation and Red Oak Partners, LLC, dated January 5, 2012 (39)

*10.6	Employment Agreement with Sushil Dhiman dated December 16, 2013.

10.7	Sixth amendment to PNC Credit and Revolving Facility.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit #	Description
31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2014

31.2	Certification of Clarke Bailey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2014

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2014.

32.2	Certification of Clarke Bailey, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2014.

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

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 filed on August 22, 2000 (File No. 333-44250) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000 filed on November 15, 2000 (File No. 0-31051) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(25)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(34)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 18, 2010 (File No. 0-31051) and incorporated by reference herein.
(38)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(39)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(40)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(41)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.

* Management contract or compensatory plan

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012	F-3

Consolidated Statements of Operations and Comprehensive Income for the periods from December 31, 2012 to December 29, 2013, January 2, 2012 to December 30, 2012, and from January 3, 2011 to January 1, 2012

F-4

Consolidated Statements of Changes in Shareholders’ Equity for the periods from December 31, 2012 to December 29, 2013, January 2, 2012 to December 30, 2012, and from January 3, 2011 to January 1, 2012

F-5
Consolidated Statements of Cash Flows for the periods from December 31, 2012 to December 29, 2013, January 2, 2012 to December 30, 2012, and from January 3, 2011 to January 1, 2012	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation (the “Company”) as of December 29, 2013 and December 30, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the periods from January 3, 2011 to January 1, 2012, January 2, 2012 to December 30, 2012 and December 31, 2012 to December 29, 2013. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule appearing in the annual report on Form 10-K for the year ended December 29, 2013. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SMTC Corporation as of December 29, 2013 and December 30, 2012, and its consolidated results of operations and its consolidated cash flows for the periods from January 3, 2011 to January 1, 2012, January 2, 2012 to December 30, 2012 and December 31, 2012 to December 29, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

Chartered Professional Accountants, Licensed Public Accountants

April 14, 2014

Toronto, Canada

 SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash	$3,295	$2,203
Accounts receivable—net (note 3)	30,821	36,301
Inventories (note 3)	36,776	54,806
Prepaid expenses	1,632	2,431
Income taxes receivable	472	357
Current portion of deferred income taxes (note 10)	1,486	2,237
	74,482	98,335
Property, plant and equipment—net (note 3)	18,219	19,410
Deferred financing costs—net (note 3)	275	564
Deferred income taxes (note 10)	818	3,398
	$93,794	$121,707

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,231	$48,766
Accrued liabilities (note 3)	6,443	9,220
Income taxes payable	775	566
Revolving credit facility (note 4)	20,222	12,896
Current portion of long-term debt (note 4)	—	4,631
Current portion of capital lease obligations (note 4)	1,482	1,628
	62,153	77,707
Capital lease obligations (note 4)	519	1,292
Commitments and contingencies (note 13)
Subsequent event (note 4)

Shareholders’ equity:
Capital stock (note 5)	390	389
Additional paid-in capital	263,732	263,424
Deficit	(233,000)	(221,105)
	31,122	42,708
	$93,794	$121,707

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Period from December 31, 2012 to December 29, 2013	Period from January 2, 2012 to December 30, 2012	Period from January 3, 2011 to January 1, 2012
Revenue	$270,684	$296,305	$220,351
Cost of sales	255,285	269,765	199,051
Gross profit	15,399	26,540	21,300

Expenses:
Selling, general and administrative expenses	19,190	17,325	14,812
Restructuring charges (note 7)	1,989	2,180	2,678
Loss on extinguishment of debt (note 8)	—	—	300
Loss (gain) on contingent consideration (note 15)	274	(650)	—
Gain on disposal of plant, plant and equipment	(101)	—	—
Acquisition expenses(note 14)	—	—	87

Operating earnings (loss)	(5,953)	7,685	3,423
Interest expense (note 3)	1,724	1,957	1,468

Earnings (loss) before income taxes	(7,677)	5,728	1,955
Income tax expense (recovery) (note 10)
Current	887	621	583
Deferred	3,331	(2,435)	222
	4,218	(1,814)	805

Net earnings (loss), also being comprehensive income (loss)	$(11,895)	$7,542	$1,150

Basic earnings (loss) per share (note 11)	$(0.73)	$0.46	$0.07

Diluted earnings per share (note 11)	$(0.73)	$0.46	$0.07
Weighted average number of shares outstanding (note 11)
Basic	16,361,865	16,294,893	16,136,114
Diluted	16,361,865	16,415,522	16,242,010

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 3, 2011	$5,903	$256,723	$(229,797)	$32,829

Exercise of stock options	3	314	—	317
Conversion of shares from exchangeable to common stock	(275)	275	—	—
Stock-based compensation	—	271	—	271
Net income for the period	—	—	1,150	1,150
Balance, January 1, 2012	$5,631	$257,583	$(228,647)	$34,567
Exercise of stock options	1	219	—	220
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Stock-based compensation	—	379	—	379
Net income for the period	—	—	7,542	7,542
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Exercise of stock options	1	60	—	61
Stock-based compensation	—	248	—	248
Net loss for the period	—	—	(11,895)	(11,895)
Balance, December 29, 2013	$390	$263,732	$(233,000)	$31,122

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Period from December 31, 2012 to December 29, 2013	Period from January 2, 2012 to December 30, 2012	Period from January 3, 2011 to January 1, 2012
Cash provided by:

Operations:
Net earnings (loss)	$(11,895)	$7,542	$1,150
Items not involving cash:
Depreciation	3,781	3,158	2,794
Unrealized (gain)/loss on derivative instrument (note 9)	1,023	(590)	43
Deferred income taxes	3,331	(2,435)	222
Non-cash interest	389	352	285
Stock-based compensation	248	379	271
Loss (gain) on contingent consideration	274	(650)	—
Loss on extinguishment of debt (note 8)	—	—	300
Gain on sale of property, plant and equipment	(101)	—	—
Gain on acquisition of business	—	—	(22)
Change in non-cash operating working capital:
Accounts receivable	5,480	1,603	1,349
Inventories	18,030	(2,158)	(3,248)
Prepaid expenses	251	(436)	738
Income taxes payable	94	(158)	(466)
Accounts payable	(15,535)	2,414	388
Accrued liabilities	(2,467)	904	(1,771)
	2,903	9,925	2,033
Financing:
Increase in revolving credit facility	7,326	442	8,204
Repayment of long-term debt	(4,631)	(2,162)	(2,470)
Principal payment of capital lease obligations	(2,236)	(1,727)	(1,416)
Proceeds from issuance of common stock	61	220	317
Proceeds from sale and leaseback	988	170	—
Payment of contingent consideration	(1,059)	(965)	—
Debt issuance and deferred financing costs	(100)	—	(1,021)
	349	(4,022)	3,614
Investment:
Purchase of property, plant and equipment	(2,566)	(6,335)	(912)
Proceeds from sale of property, plant and equipment	406	—	—
Acquisition of business, net of cash acquired	—	—	(3,033)
	(2,160)	(6,335)	(3,945)
Increase (decrease) in cash	1,092	(432)	1,702
Cash, beginning of year	2,203	2,635	933
Cash, end of the year	$3,295	$2,203	$2,635

Supplemental Information:
Cash interest paid	$1,376	$1,588	$1,114
Cash taxes paid—net	$797	$941	$1050
Property, plant and equipment acquired through capital lease	$1,430	$1,048	$3,128

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive income, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 31, 2012 to December 29, 2013 (“period ended December 29, 2013”), January 2, 2012 to December 30, 2012 (“period ended December 30, 2012”), and January 3, 2011 to January 1, 2012 (“period ended January 1, 2012”). Certain comparative figures have been restated to conform with the current year’s presentation.

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

2.        Significant accounting policies cont’d

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

          (v)       Allowance for doubtful accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on factors such as the length of time the receivables have been outstanding, customer and industry concentrations, credit insurance coverage, the current business environment and historical experience.

         (vi)      Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Inventories include an application of relevant overhead. Fixed production overheads are allocated to inventory based on normal capacity of production facilities. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. The Company recognizes as current period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment.

        (vii)     Property, Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings	5	-	20	years
Machinery and equipment - fabrication business		15		years
Machinery and equipment – all other	7	-	10	years
Office furniture and equipment		7		years
Computer hardware and software		3		years
Leasehold improvements		Over shorter of the lease term and estimated useful life

Land is stated at cost.

          (viii)   Deferred financing costs

Debt financing costs are deferred and amortized over the term of the related debt and the related amortization is included within interest expense. Deferred financing costs relating to term debt are amortized using the effective interest method while deferred financing costs relating to revolving credit facilities are amortized on a straight-line basis over the term of the facility.

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

2.        Significant accounting policies cont'd

The Company follows the guidance under Income Taxes ASC 740 with respect to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

          (xii)    Financial instruments

The Company accounts for derivative financial instruments in accordance with applicable guidance. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations and comprehensive income in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in the consolidated statement of operations and comprehensive income.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of the revolving credit facility and long term debt and capital lease obligations, including the current portion, bear rates currently available to the Company for debt with similar terms and maturities and, therefore, approximate carrying values.

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

2.        Significant accounting policies cont'd

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

          (xvii)   Asset retirement obligations

The Company recognizes the fair value of liabilities for asset retirement obligations when the Company incurs the obligation. There was no asset retirement obligation recorded for the periods ended December 29, 2013 or December 30, 2012.

          (xviii) Guarantees

The Company accounts for guarantees, including the recognition of a liability at the inception of certain guarantees, based on the fair value of the guarantee. The Company did not enter into any guarantees in the periods ended December 29, 2013 or December 30, 2012.

          (xix)    Comprehensive income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the periods ended December 29, 2013, December 30, 2012 and January 1, 2012, comprehensive income was equal to net earnings.

          (xx)     Business Combinations

Business combinations are accounted for using the acquisition method of accounting. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property, plant and equipment, intangible assets and related deferred tax liabilities, useful lives of property, plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the recorded acquisition date amounts of the assets and liabilities acquired is recognized as goodwill. Any excess of the recorded amounts of the assets and liabilities acquired over purchase consideration is recognized as a gain in the consolidated statement of operations and comprehensive income.

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

2.        Significant accounting policies cont'd

          (xxi)    Restructuring Charges

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”, or ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”, as applicable. Under ASC 712, liabilities for contractual employee severance are recorded when payment of severance is considered probable and the amount can be estimated. Liabilities for restructuring costs other than employee severance are accounted for in accordance with ASC 420, only when they are incurred.

(xxiii) Recent Accounting Pronouncements Not Yet Adopted

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

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 201311, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 201311”). ASU 201311, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. We are currently evaluating the impact of our pending adoption of ASU 201311 on our Consolidated Financial Statements.

3.       Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income.

Consolidated balance sheets

Accounts receivable—net:

	December 29, 2013	December 30, 2012
Accounts receivable	$31,091	$36,506
Allowance for doubtful accounts	(270)	(205)
Accounts receivable—net	$30,821	$36,301

Inventories:

	December 29, 2013	December 30, 2012
Raw materials	$28,583	$39,714
Work in process	3,078	9,717
Finished goods	3,849	3,894
Parts and other	1,266	1,481
Inventories (1)	$36,776	$54,806

(1)	The ending inventory balance is recorded net of a $3,127 adjustment to inventory as a result of the 2013 year end physical inventory count at the Chihuahua, Mexico facility.

Property, plant and equipment—net:

	December 29, 2013	December 30, 2012
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	29,505	41,050
Office furniture and equipment	1,658	2,770
Computer hardware and software (b)	5,153	10,226
Leasehold improvements	2,292	3,967
	50,134	69,539
Less accumulated depreciation:
Land	—	—
Buildings	(6,794)	(6,303)
Machinery and equipment (a)	(18,409)	(28,931)
Office furniture and equipment	(1,369)	(2,414)
Computer hardware and software (b)	(4,119)	(9,342)
Leasehold improvements (c)	(1,224)	(3,139)
	(31,915)	(50,129)
Property, plant and equipment—net	$18,219	$19,410

(a)

Included within machinery and equipment were assets under capital leases with costs of $5,194 and $5,114, and associated accumulated depreciation of $1,624 and $1,038 as of December 29, 2013 and December 30, 2012, respectively. The related depreciation expense for the periods ended December 29, 2013, December 30, 2012 and January 1, 2012 were $769, $598 and $627, respectively. During the period ended December 29, 2013, the Company assumed ownership of machinery and equipment formerly under capital lease with a cost of $1,226 and accumulated depreciation of $384. Consideration of $224 was paid for these assets. These assets were reclassified to owned machinery and equipment on a prospective basis.

(b)

At December 29, 2013, included within computer hardware and software were assets under capital leases with costs of $481 and associated accumulated depreciation of $266. The related depreciation expense for the periods ended December 29, 2013, December 30, 2012 and January 1, 2012 was $144, $122 and $43, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73, and associated accumulated depreciation of $27 as of December 29, 2013. Included within leasehold improvements were assets under capital leases with costs of $73, and associated accumulated depreciation of $12 as of December 30, 2012. The related depreciation expense for the periods ended December 29, 2013 and December 30, 2012 was $15 and $12 respectively.

3.       Consolidated financial statement details cont'd

Deferred financing costs – net:

	December 29, 2013	December 30, 2012
Deferred financing costs	$1,496	$1,396
Accumulated amortization	(1,221)	(832)
	$275	$564

Accrued liabilities:

	December 29, 2013	December 30, 2012
Customer-related	$943	$1,374
Payroll	3,666	3,968
Professional services	611	597
Restructuring (note 7)	630	1,727
Vendor related	36	95
Miscellaneous taxes	-	45
Acquisition related (note 15)	-	785
Other	557	629
Accrued liabilities	$6,443	$9,220

Consolidated statements of operations and comprehensive income

Interest expense:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Long-term debt	$76	$170	$287
Revolving credit facility	1,460	1,537	994
Obligations under capital leases	188	250	187
Interest expense	$1,724	$1,957	$1,468

4.        Debt and capital leases

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years, but on April 7, 2014 an amendment to the PNC Facility was signed and the term of the PNC facility was extended to January 2, 2015. The term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”) was fully paid on October 1, 2013. Advances made under the U.S. revolving PNC Facility bear interest at the U.S. base rate plus 1.75%. Advances made under the Canadian revolving PNC Facility denominated in Canadian dollars bear interest at the Canadian base rate plus 1.75%. For advances made under the Canadian facility denominated in U.S. dollars, interest will be charged at the U.S. base rate plus 1.75%. The base commercial lending rate of each respective country of borrowing should approximate prime rate.

At December 29, 2013, $20,222 (December 30, 2012 - $12,896) was outstanding under the PNC Facility and is classified as a current liability based on the terms of the PNC Facility. At December 29, 2013, there was a Canadian dollar denominated debit balance of $618. At December 30, 2012, there was a Canadian dollar denominated debt balance of $1,245.

The maximum amount of funds available under the PNC Facility was reduced from $45 million to $40 million subsequent to December 29, 2013 as part of the April 7, 2014 amendment to the loan facility. Availability under the revolving credit facility is subject to certain conditions, including borrowing base conditions based on the eligible inventory and accounts receivable, and certain conditions which are not objectively determinable. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facility.

The PNC Facility is jointly and severally guaranteed by the Company and secured by the assets and capital stock of each of the Company’s subsidiaries and its future subsidiaries.

The PNC agreement contains certain financial and non-financial covenants (note 4(c)).

(b) Term facility

The following table shows the classification of the term facility as at:

	December 29, 2013	December 30, 2012

Term facility	$-	$4,631

Less: Current portion of long-term debt	-	(4,631)
Long-term debt	$-	$-

The term debt facility with Export Development Canada (“EDC”, and the “EDC Facility”) was fully paid on October 1, 2013.

(c) Covenants

The PNC agreement contains certain financial and non-financial covenants.

The Company violated a financial covenant included in the PNC agreement as of December 29, 2013.  Subsequent to December 29, 2013, the Company secured a waiver from PNC covering the event of default. In addition, the Company and PNC have amended the lending agreement.

4.        Debt and capital leases cont’d

Under the amended PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization, limit unfunded capital expenditures and maintain a minimum fixed charge coverage ratio (all as defined in the PNC agreement).  The financial covenant relating to maintaining a minimum amount of earnings before interest, taxes and depreciation and amortization is only in effect for the fiscal quarter ending June 29, 2014.  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for the fiscal quarter ending September 28, 2014 and the six months ending December 28, 2014.  Market conditions have been difficult to predict and there is no assurance that the Company will achieve its forecasts. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

(e) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years consist of the following:

2014	$1,565
2015	511
2016	17
Total minimum lease payments	2,093
Amount representing interest of 3.8% to 10.0%	(92)
Present value of lease payments	2,001
Current portion of capital lease obligations	1,482
Long term capital lease obligations	$519

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 29, 2013 and December 30, 2012 consisted of:

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

5.        Capital stock cont'd

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 29, 2013		December 30, 2012		January 1, 2012
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Exchangeable shares:
Balance at beginning of the period	—	$—	554,748	$5,249	583,848	$5,524
Shares issued pursuant to:
Conversion to common stock	—	—	(554,748)	(5,249)	(29,100)	(275)

Balance at end of the period	—	$—	—	$—	554,748	$5,249

Common shares
Balance at beginning of the period	16,344,193	$389	15,651,026	$382	15,329,732	$379
Shares issued pursuant to:
Exercise of stock options	73,063	1	138,419	1	292,194	3
Conversion of exchangeable shares	—	—	554,748	6	29,100	—

Balance at end of the period	16,417,256	$390	16,344,193	$389	15,651,026	$382

Special voting stock
Balance at beginning of the period	—	$—	—	$—	1	$—

Balance at end of the period	—	$—	—	$—	1	$—

Total Common stock		$390		$389		$5,631

 Exchangeable shares:

As At December 29, 2013, there were no outstanding exchangeable shares, and no exchangeable shares were converted to common shares during the period. During the periods ended December 30, 2012 and January 1, 2012, exchangeable shares of 554,748 and 29,100 with a carrying value of $5,249 and $275, respectively, were exchanged for common stock, with a carrying value of $6 and nil, respectively, with the difference recorded as additional paid-in capital. As at December 30, 2012, the special voting stock was cancelled once all outstanding exchangeable shares were redeemed.

6.        Stock based compensation

Stock options

2010 Incentive Plan:

In July 2010, the Company approved a new stock option plan, the 2010 SMTC Incentive Plan (the “2010 Incentive Plan”). The plan permits the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options generally vest over a three-year period and expire 5 years from their respective date of grant. In June 2011, the Company voted to increase the amount of shares available under the 2010 plan by 670,000 and in June 2012, the Company voted to increase the number of shares available under the 2010 plan by 652,000. There was no vote to increase the number of available shares of the 2010 Incentive Plan in 2013. Based on the permitted annual increase described above, the 2013 annual increase to the shares was 164,256 based on 1% of the diluted outstanding common shares. Therefore, 1,401,256 shares are available for issuance as at December 29, 2013.

The Company generally issues new shares when options are exercised. A summary of stock option activity for the periods ended January 1, 2012, December 30, 2012 and December 29, 2013 is as follows:

	Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at January 2, 2011	662,752	$2.00
Options granted under the 2010 Incentive Plan	922,000	$2.87
Options forfeited or expired	(89,732)	$2.70
Options exercised	(292,194)	$1.07
Outstanding balance at January 1, 2012	1,202,826	$2.82
Options granted under the 2010 Incentive Plan	350,000	$3.11
Options forfeited or expired	(13,600)	$23.76
Options exercised	(138,419)	$1.36
Outstanding balance at December 30, 2012	1,400,807	$2.82
Options granted under the 2010 Incentive Plan	235,000	$2.06
Options forfeited or expired	(1,127,743)	$2.90
Options exercised	(73,063)	$0.93

Outstanding balance at December 29, 2013	435,000	$2.50	$51	3.8

Exercisable balance at December 29, 2013	208,334	$2.49	$11	3.5

6.        Stock based compensation cont’d

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

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Black-Scholes weighted-average assumptions

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	69.1%	83.0%	92.6%
Risk-free interest rate	0.4%	0.5%	0.67%
Expected option life in years	3.7	4.0	4.2

Weighted-average stock option fair value per option granted	$1.03	$1.86	$1.08

During the periods ended December 29, 2013, December 30, 2012 and January 1, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $248, $379, and $271, respectively.

During the periods ended December 29, 2013, December 30, 2012 and January 1, 2012, 158,334, 253,332 and 227,632 options vested, respectively. As at December 29, 2013, compensation expense of $266 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 29, 2013:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

25,000	$1.96	8,333	$1.96
100,000	$2.02	—	$—
10,000	$2.17	—	$—
50,000	$2.19	50,000	$2.19
100,000	$2.38	100,000	$2.38
150,000	$3.11	50,001	$3.11

435,000	$2.50	208,334	$2.49

6.        Stock based compensation cont’d

Deferred Share Units

In previous periods, Deferred Share Units were granted to directors and the former Chief Executive Officer of the Company as remuneration. There were no units granted during the periods ended December 29, 2013, December 30, 2012 and January 1, 2012. In the periods ended December 29, 2013, December 30, 2012 and January 1, 2012, cash payments of nil, nil and $128, respectively, were made for zero, zero and 46,688 deferred share units, respectively.

There were no deferred share units outstanding at December 29, 2013, December 30, 2012 and January 1, 2012.

7.        Restructuring charges

Fiscal 2013 charges:

During the first quarter of 2013, the restructuring accrual related to the closure of the Markham production facility was increased by $452, impacting approximately seven FTEs.

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

In the fourth quarter of 2013, additional restructuring charges of $276 were incurred as a result of the approved 2013 plan whereby approximately 89 FTE’s were impacted in the Mexican and San Jose facilities. Additional facility exit charges of $270 were recorded in fiscal 2013 pertaining to the ZF lease facility as a final settlement was agreed upon.

Total restructuring charges of $1,989 were incurred in fiscal 2013 representing $1,719 and $270 related to severance and facility exit costs, respectively.

The following table details the change in restructuring accrual for the period from December 31, 2012 to December 29, 2013, relating to the 2012 Plan and 2013 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 30, 2012	$1,472	$255	$1,727
Charges	1,443	270	1,713
Payments	(2,810)	—	(2,810)

Balance as at December 29, 2013	$105	$525	$630

	Severance	Facility exit costs	Total
2013 Plan
Balance as at December 30, 2012	$—	$—	$—
Charges	276	—	276
Payments	(276)	—	(276)

Balance as at December 29, 2013	$—	$—	$—

Remaining accrued amounts relating to the 2012 Plan in the United States and Markham are expected to be paid out in 2014.

7.        Restructuring charges cont’d

Fiscal 2012 charges:

During the first quarter of 2012 the Company executed its 2012 Plan to combine the operations of the San Jose and ZF Array Technologies (“ZF Array”) facilities into one facility. The Company recorded restructuring charges of $451, consisting of severance costs of $196 and facility exit costs of $255. Staff levels were reduced by approximately 16 FTEs.

During the fourth quarter of 2012, the Company announced that the closure of the Markham facility will occur in the second quarter of 2013 and recorded severance restructuring charges of $1,729, impacting approximately 197 FTEs.

The following table details the change in restructuring accrual for the period from January 2, 2012 to December 29, 2013, relating to the 2012 Plan:

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

9.        Derivative Financial Instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for fiscal 2013 and 2014, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2013 and 2014. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into earnings in the consolidated statement of operations and comprehensive income. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at December 29, 2013:

Currency	Buy/Sell	Foreign Currency Amount		Notional Contract Value in USD
Canadian Dollar	Buy	CAD	8,600	$8,279
Mexican Peso	Buy	MXN	326,788	$25,273

The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on December 29, 2013 was $1,023 (2012 – unrealized gain of $590) which was included in cost of sales in the consolidated statement of operations and comprehensive income. The realized gain on these contracts was $541 (2012 - $712), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments as presented on the consolidated balance sheets as of the dates noted:

	December 29, 2013	December 30, 2012	January 1, 2012
Prepaid expenses and other assets	$—	$547	$190
Accrued liabilities	(476)	—	(233)
Net fair value of derivative financial instruments	$(476)	$547	$(43)

10.        Income taxes

The Company recorded the following income tax expense (recovery) for the periods noted:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Current:
Federal/State	$(233)	$(41)	$484
Foreign	1,120	662	99

	887	621	583
Deferred:
Federal	4,000	(2,100)	—
Foreign	(669)	(335)	222

	3,331	(2,435)	222

Income tax expense (recovery)	$4,218	$(1,814)	$805

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Federal income tax	$(2,687)	$2,005	$684
State income tax expense (recovery), net of federal tax benefit	(62)	96	279
Change in enacted income tax rates	(669)	(589)	3,051
Loss (income) of foreign subsidiaries taxed at different rates	185	(211)	1,160
Change in valuation allowance	7,114	(1,155)	(11,822)
Additional (release of) income tax exposures and alternative minimum taxes	—	(130)	(45)
Deemed income inclusion of foreign subsidiary	1,469	1,038	4,536
Permanent and other differences	(1,132)	(2,868)	2,962

Income tax expense (recovery)	$4,218	$(1,814)	$805

10.        Income taxes cont'd

Earnings (loss) before income taxes consisted of the following for the periods noted:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
U.S.	$(6,252)	$9,552	$9,116
Non U.S.	(1,425)	(3,824)	(7,161)

	$(7,677)	$5,728	$1,955

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 29, 2013	December 30, 2012
Deferred income tax assets:

Net operating loss carryforwards	$28,703	$25,802
Capital loss carryforwards	2,232	2,232
Tax credit carryforwards	2,532	1,408
Property, plant and equipment and other assets	3,276	3,868
Reserves, allowances and accruals	3,431	3,081

	40,174	36,391
Valuation allowance	(37,870)	(30,756)

Net deferred income tax assets	$2,304	$5,635

At December 29, 2013, the Company had total net operating loss carry forwards of $88.2 million, of which $10.2 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $20.6 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, and the remainder will expire between 2029 and 2033.

At December 29, 2013 and December 30, 2012, the Company had gross unrecognized tax benefits of $274 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2009 to 2013 remain open for review by the tax authorities in Canada and Mexico. Tax years 2004 and 2009 to 2013 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $73 and $64 accrued for interest and penalties as of December 29, 2013 and December 30, 2012, respectively. The increase is due to additional interest accrued on uncertain tax positions during the period.

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at December 30, 2012	$274

Current year changes	—

Balance as at December 29, 2013	$274

10.        Income taxes cont'd

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

11.      Earnings (loss) per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted earnings (loss) per share for:

(Number of common shares)	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Basic weighted average shares outstanding	16,361,865	16,294,893	16,136,114
Dilutive stock options (a)(b)	—	120,629	105,896

Diluted weighted average shares outstanding	16,361,865	16,415,522	16,242,010

(a)

For the period ended December 29, 2013, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, the impact of dilutive stock options would have been calculated as 33,816 for the period ended December 29, 2013.

(b)

Dilutive stock options were determined by using the treasury stock method. For the periods ended December 30, 2012 and January 1, 2012, the average share prices used were $3.07 and $2.38 per share, respectively.

During the periods ended December 30, 2012 and January 1, 2012, the calculations of diluted weighted average shares outstanding did not include 620,150 and 263,150 options, respectively, as the effect would have been anti-dilutive.

12.     Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Mexico and China. The Markham production facility ceased operations at the end of the second quarter of 2013. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Revenues
Mexico	$186,464	$187,154	$129,677
Canada	13,098	35,804	36,582
US	47,303	58,358	24,248
Asia	58,543	45,477	37,988
Total	$305,408	$326,793	$228,495
Intersegment revenue
Mexico	$(5,283)	$(3,974)	$(2,862)
Canada	(2,539)	(5,983)	(4,998)
US	(20,344)	(17,799)	(95)
Asia	(6,558)	(2,732)	(189)
Total	$(34,724)	$(30,488)	$(8,144)
Net external revenue
Mexico	$181,181	$183,180	$126,815
Canada	10,559	29,821	31,584
US	26,959	40,559	24,153
Asia	51,985	42,745	37,799
Total	$270,684	$296,305	$220,351
Adjusted EBITDA
Mexico	$(2,068)	$12,566	$11,169
Canada	(2,753)	(4,393)	(3,880)
US	761	3,321	286
Asia	3,877	1,529	1,707
Total	$(183)	$13,023	$9,282

A reconciliation of adjusted EBITDA to earnings (loss) before income taxes is as follows:

	Period ended December 29, 2013	Period ended December 29, 2012	Period ended January 1, 2012

Adjusted EBITDA (loss)	$(183)	$13,023	$9,282
Interest	1,724	1,957	1,468
Depreciation	3,781	3,158	2,794
Restructuring charges	1,989	2,180	2,678
Loss on extinguishment of debt	—	—	300
Acquisition expenses	—	—	87
Earnings (loss) before income taxes	$(7,677)	$5,728	$1,955

12.     Segmented information cont'd

Capital expenditures:

The following table contains additions and disposals to property, plant and equipment for:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
Mexico	$2,035	$2,530	$2,289
Canada	(22,178)	652	1,576
US	242	781	166
Asia	496	3,250	9
Total	$(19,405)	$7,213	$4,040

Assets:

	December 29, 2013	December 30, 2012
Long-lived assets (a)
Mexico	$12,236	$10,725
Canada	399	2,730
US	2,050	2,265
Asia	3,534	3,690
Total	$18,219	$19,410
Total assets
Mexico	$44,415	$77,208
Canada	2,119	12,821
US	21,134	18,994
Asia	26,126	12,684
Total	$93,794	$121,707

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Period ended December 29, 2013	Period ended December 30, 2012	Period ended January 1, 2012
US	$226,402	$214,385	$131,738
Canada	32,910	68,463	70,846
Europe	2,852	11,722	14,249
Asia	8,436	1,635	3,486
Mexico	84	100	32
Total	$270,684	$296,305	$220,351

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

12.     Segmented information cont'd

During the period ended December 29, 2013, two customers individually comprised 38%, and 12% of revenue from across all geographic segments. At December 29, 2013, these customers represented 22%, and 18% of the Company’s trade accounts receivable.

During the period ended December 30, 2012, two customers individually comprised 36%, and 12% of revenue from across all geographic segments. At December 30, 2012, these customers represented 30%, and 10% of the Company’s trade accounts receivable.

During the period ended January 1, 2012, three customers individually comprised 22%, 11%, and 10% of revenue from continuing operations across all geographic segments. At January 1, 2012 these customers represented 22%, 4% and 11% of the Company’s trade accounts receivable.

13.      Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2014	$2,133
2015	1,943
2016	1,946
2017	646
2018 and thereafter	738
Total	$7,406

Operating lease expense for the periods ended December 29, 2013, December 30, 2012 and January 1, 2012 was $2,330, $1,869 and $1,318, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 29, 2013 consist of insurance installments of $254 to be paid during calendar year 2014. Purchase obligations not recorded on the balance sheet as at December 30, 2012 consist of insurance installments of $300 paid during calendar year 2013. As at January 1, 2012, purchase obligations not recorded on the balance sheet consist of insurance installments of $164 that were paid during calendar year 2011, and commitments for machinery and equipment of $886.

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

Acquisition related expenses for the period ended January 1, 2012 were $87 on the consolidated statement of operations and comprehensive income.

14.      Business combination cont'd

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

The amount of ZF Array’s revenue and net income included in the Company’s consolidated statements of operations for the period ended January 1, 2012, and the unaudited pro forma revenue and net income of the combined entity had the acquisition date been consummated as of January 4, 2010, are set forth below:

	Revenue	Net Income
Actual from September 1, 2011 to January 1, 2012	$9,703	$709

Period ended
Supplemental unaudited pro forma information	January 1, 2012
Total revenue	$239,804
Net income	2,826

The unaudited pro forma financial information in the table above is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or the result that may be realized in the future.

15.     Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash; less cash acquired of $967 and accrued $2.4 million for contingent consideration. Contingent consideration was based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results to date and anticipated future performance during 2012 the fair value of the contingent consideration liability was reduced resulting in recognition of a gain of $650. Based on the results to date and anticipated future performance during fiscal 2013, it was evident that the fair value of the contingent consideration liability required an increase resulting in recognition of a loss of $274. The final total aggregate contingent consideration liability which was paid over the course of the 24-month period was $2,024. The final payment of the contingent consideration was paid in the fourth quarter of fiscal 2013.