Form 10-K/A
period 2013-12-29
SMTC CORP
filed 2014-04-28
CIK 1108320

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $25.1 million on June 30, 2013. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on June 30, 2013.

As of April 22, 2014, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014) is being filed in order to amend Items 10 through 14 of Part III. The information in Part III was omitted from the original filing in reliance on General Instruction G(3) to Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act, this amendment includes as exhibits new certifications under Exchange Act Rule 13a-14(a). With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of April 22, 2014, are as follows:

Name and Place of Residence	Age	Office
Clarke H. Bailey (4) New York, New York	59	Director, Chairman of the Board (6)
David Sandberg New York, New York	41	Director, Chair of the Nominating and Governance Committee (2)(3)
Lawrence Silber (5) Flemington, New Jersey	57	Director (7)
Frederick Wasserman Pennington, New Jersey	59	Director, Chair and member of the Audit Committee (1)(2)
J. Randall Waterfield New York, New York	40	Director, Chair of the Compensation and Management Development Committee (1)(3)
Sushil Dhiman San Jose, California	54	Director, President and Chief Executive Officer
Jim Currie Toronto, Ontario	56	Interim Chief Financial Officer

(1)	Member of the Nominating and Governance Committee.
(2)	Member of the Compensation and Management Development Committee.
(3)	Member of the Audit Committee.
(4)	Effective May 13, 2013 to December 29, 2013, during Mr. Bailey’s term as Interim Chief Financial Officer, he was not an active member of any committee.
(5)	Effective May 13, 2013 to December 29, 2013, during Mr. Silber’s term as Interim President and Chief Executive Officer, he was not an active member of any committee.
(6)	Mr. Bailey was the Audit Committee Chair from December 31, 2012 until May 13, 2013 upon his appointment as Interim Chief Financial Officer.
(7)

Mr. Silber was a member of the Nominating and Governance Committee and Compensation and Management Development Committee from January 19, 2013 until May 13, 2013 upon his appointment as Interim President and Chief Executive Officer.

Clarke H. Bailey joined the Board of Directors in June 2011. Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a holding company. In addition to EDCI’s Board, he serves as a Director on the Board of Iron Mountain Corp. where he has served since 1998 and is currently Chairman of the Compensation Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a Director on four other public company boards, five private company boards, and three non-profit boards of trustees. The Board believes that his significant experience in manufacturing, finance and M&A, and serving on both public and private boards make him well qualified to serve as a director.

David Sandberg joined the Board of Directors in April 2009. Mr. Sandberg is the managing member, founder and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, founded in March 2003 and co-manager and cofounder of Pinnacle Fund LLP, founded in 2008. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998 to 2002. Mr. Sandberg serves as the Chairman of Board of Asure Software, Inc., and as a director of Issuer Direct Corporation and Planar Systems, Inc. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University. Red Oak Partners LLC is SMTC’s largest stockholder holding 15.8% of the shares outstanding. The Board believes that his significant public company board of director experience, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

Lawrence H. Silber joined the Board of Directors in October 2012. Mr. Silber served as interim President and CEO of the Company from May 2013 to December 2013. Mr. Silber does consulting work in areas of his expertise. Previously, Mr. Silber served as Chief Operating Officer of Hayward Industries, Inc. a privately held global manufacturer of swimming pool equipment and industrial flow control devices from 2008 to 2012. Prior to that, Mr. Silber held numerous leadership positions at Ingersoll Rand Company during a 30-year career from 1978 to 2008. Most recently, he was President of the Utility Equipment Group. During his career with Ingersoll Rand, Mr. Silber served as Chairman of the Board of Ingersoll Rand Canada, a wholly owned subsidiary of the parent company and also served on the Board of a number of joint ventures for the company. The Board believes that Mr. Silber’s significant experience in international operations, manufacturing, supply chain, sales and marketing, M&A activity makes him well qualified to serve as a director of SMTC.

Frederick Wasserman joined the Board of Directors in August 2013. Mr. Wasserman is an accomplished executive who has leveraged 35 years of business experience helping to create significant shareholder value with a number of companies. Mr. Wasserman has been the president, chief operating officer and chief financial officer for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC as well as the Chief Compliance Officer of Wynnefield Capital Inc., a shareholder of SMTC. He currently serves on the board of directors for a number of publicly traded companies including Breeze Eastern Corporation,MAM Software Group, Inc., National Holdings Corporation and DLH Holdings Corp.

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

Sushil Dhiman joined the Company and Board of Directors in January 2014. He currently serves as the Company’s President and Chief Executive Officer. Mr. Dhiman is a respected and accomplished executive with over 25 years of experience in the EMS industry. He joins SMTC from Sanmina Corporation where he was Senior Vice President of Operations and where he was employed since 1999. During his career, he has been responsible for managing multiple facilities generating over $500 million in revenue. Mr. Dhiman has successfully grown and lead complex operations by developing new business and effectively managing costs and working capital.

Jim Currie joined the Company in April 2014. He currently serves as the Company’s Interim Chief Financial Officer. Mr. Currie has provided services as a financial executive to a number of public and private companies. Most recently, Mr. Currie was with Kapsch Trafficcom IVHS Inc. where he was employed from 2009 to 2012 as Vice President Finance and Chief Financial Officer. He was responsible for financial management of that company’s high technology research and development and manufacturing with sales in excess of $75 million. Previously, he was employed with the MDS Sciex and MDS Analytical Technologies divisions of MDS Inc. from 2001 to 2009, where he was Vice President Finance and responsible for financial management of that company’s global high technology research and development and manufacturing of analytical equipment with sales in excess of $600 million. Mr. Currie has led various financial initiatives including significant mergers and acquisitions as well as developing strategic business proposals resulting in substantial cost savings.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Audit Committee

The Audit Committee consists of Frederick Wasserman (Chair), David Sandberg and J. Randall Waterfield. Clarke Bailey was a member and chair of the Audit Committee from December 30, 2012 to May 13, 2013 when he then became the Interim Chief Financial Officer. He was therefore no longer an active member of the committee for the remainder of fiscal 2013. Mr. Sandberg was appointed the Audit Committee Chair from May 13, 2013 until December 10, 2013 when Mr. Wasserman was appointed as the Audit Committee Chair. The Board has determined that Mr. Wasserman, who is currently the chairman of the audit committee, and Mr. Sandberg are “audit committee financial experts” as defined by the Securities and Exchange Commission,

Code of Ethics

The Board has adopted a Code of Ethics and Conduct which is available on the Company’s website at www.smtc.com or in print without change to any person who requests such document in writing. Any such request should be made to the Company at 635 Hood Road, Markham, Ontario, Canada L3R 4N6 Attn: Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors, executive officers and any persons who directly or indirectly hold more than 10% of the Company’s common stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) on Forms 3, 4 and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based on the Company’s review of copies of such forms it has received from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner.

Item 11. Executive Compensation

Director Compensation

In November 2008, the Board approved a revised compensation plan effective January 1, 2009 for independent directors (the “2009 Compensation Plan”). Pursuant to the 2009 Compensation Plan, independent directors will earn a retainer of CDN $50,000 per year for serving on our Board. The Chairman of the Board will earn an additional retainer of USD $70,000, the Chairman of the Audit Committee will earn an additional retainer of CDN $6,000 and the Chairman of all other committees will earn an additional retainer of CDN $3,000. Board fees will be reduced on a prorated basis for nonattendance. In November 2011, the compensation plan was amended such that fees paid to directors residing in the United States would be converted to U.S. dollars at par. Each member of the Board is also required to own shares valued at one times the annual retainer amount within twenty four (24) months of joining the Board; two times the annual retainer amount within forty-eight (48) months of joining the Board and three times the annual retainer amount paid to such director within sixty (60) months of joining the Board. We pay no additional remuneration to our employees for serving as directors or on committees.

The following table outlines the compensation to the Board of Directors for the period ended December 29, 2013:

Name	Fees Earned or Paid in Cash ($)
Clarke Bailey	$20,461
Lawrence Silber	$18,269
David Sandberg	$69,178
Anton Simunovic (1)	$12,775
J. Randall Waterfield	$53,000
Frederick Wasserman	$20,451

(1)	Anton Simunovic resigned from the Board on April 2, 2013.

EXECUTIVE COMPENSATION AND RELATED
INFORMATION SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers. Salaries are paid in Canadian dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 29, 2013, and for which we recognize expense ratably over the vesting period.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)(b)	All Other Compensation ($)(c)	Total ($)
Lawrence Silber	2013	$243,613		$--	$134,710	$--	$378,323
Interim President and
Chief Executive Officer	2012	$--		$--	$--	$--	$--

Clarke Bailey	2013	$162,406		$34,750	$179,502	$--	$376,658
Interim Chief Financial
Officer	2012	$--		$--	$--	$--	$--

Alex Walker	2013	$96,452	(1)	$--	$--	$133,320	$229,772
Co-President and Co-Chief
Executive Officer	2012	$260,000		$--	$117,000	$6,460	$383,460

Claude Germain	2013	$96,452	(1)	$--	$--	$133,320	$229,772
Co-President and Co-Chief
Executive Officer	2012	$260,000		$--	$117,000	$6,640	$383,460

Paul Blom	2013	$81,466	(2)	$--	$--	$175,788	$257,254
Executive Vice President,
Operations	2012	$252,824		$--	$116,797	$20,860	$390,481

(1)

Effective May 14, 2013 Mr. Walker and Mr. Germain mutually agreed with the Board of Directors to terminate their employment as Co-CEO’s of the Company. Both Mr. Walker and Mr. Germain were provided with six months’ severance payments in accordance with their employment agreements. Therefore, the salary column for 2013 reflects the amounts paid until the effective termination of their employment.

(2)

Mr. Blom resigned from the Company effective April 26, 2013. Therefore, the salary reflects the amounts paid until his resignation. In accordance with Mr. Blom’s employment agreement, he was provided with 12-month salary continuance upon his termination of employment.

(a)

The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted in the fiscal year computed in accordance with FASB ASC 718 during fiscal 2012 and 2011 for the following option awards. The fair values of these option awards were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.

(i)

Mr. Bailey was granted 50,000 stock options for common stock on May 14, 2013 with a Black-Sholes fair value of $0.69 per share and an exercise price of $2.19 per share. The stock options vested over a six-month period. In accordance with ASC 718, we record expense for this grant ratably over the six-month vesting period.

(b)

Amounts disclosed for fiscal 2013 represent discretionary bonuses paid to Clarke H. Bailey and Lawrence Silber as approved by the Board of Directors. Amounts disclosed for fiscal 2012 represent performance bonuses paid during fiscal 2012 in accordance with Mr. Walker and Mr. Germain’s compensation arrangements during their time as Co-Chief Executive Officers.

(c)	The amount shown as “All Other Compensation” represents the sum of the following:

(i)	Mr. Silber was provided with $134,710 of bonus payments in 2013.
(ii)	Mr. Bailey was provided with $179,502 of bonus payments in 2013.
(iii)	Mr. Walker was provided with severance payments of $130,000 and medical benefits of $3,320 in 2013; in 2012, medical benefits of $6,640.
(iv)	Mr. Germain was provided with severance payments of $130,000 and medical benefits of $3,320 in 2013; in 2012 medical benefits of $6,640.
(v)	Mr. Blom was provided with severance payments of $171,358 in 2013 and medical benefits of $4,430; in 2012, car allowance of $14,400 and medical benefits valued at $6,460.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options for each executive officer outstanding as of the end of fiscal 2013. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

	Option Awards				Stock Awards (a)
	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other RightsThat Have Not Vested ($)

Clarke H. Bailey	50,000		2.19	5/14/2018

Paul Blom	75,000		2.38	10/25/2014

(a)     The Company has no outstanding stock award

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 22, 2014, the number of shares beneficially owned and the percentage ownership for:

●     each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

●     each current executive officer named in our summary compensation table and each current director; and

●     all executive officers and current directors as a group.

As of April, 22 2014, our outstanding common stock consisted of 16,417,276 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each person is determined under rules promulgated by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 22, 2014. The inclusion in the table of any shares, however, does not constitute an admission that the named person is a direct or indirect beneficial owner of those shares for any other purpose.

		Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC (1)	2,600,582		2,600,582	15.8%
654 Broadway, Suite 5
New York, New York, 10012

Directors and Named Executive Officers:
Clarke Bailey	74,000	50,000	124,000	0.8%
David Sandberg (1)	2,600,582	--	2,600,582	15.8%
Lawrence Silber	25,000	--	25,000	#
J. Randall Waterfield	428,523	--	428,523	2.6%
Frederick Wasserman	--	--	--	--
Sushil Dhiman	1,000	--	1,000	#
Jim Currie	--	--	--	--
All Directors and Executive Officers as a group (7 persons)	3,129,105	50,000	3,179,105	19.2%

* The number of shares of Common Stock deemed outstanding on April 22, 2014 with respect to a person or group includes (a) 16,417,267 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within 60 days of April 22, 2014 by the person or group in question.

# Represents less than 0.1% of shares outstanding.

(1)

Mr. Sandberg directly owns 643,400 share shares of common stock and indirectly owns 1,957,182 shares of common stock through Red Oak Partners, LLC.  Mr. Sandberg is the managing member of Red Oak Partners, LLC which serves as the general partner of The Red Oak Fund, LP, the direct owner of 1,566,980 shares of common stock.  Red Oak Partners, LLC also serves as a managing member of Pinnacle Partners, LLC which is the general partner of Pinnacle Opportunities Fund, LP, the direct owner of 390,202 shares of common stock. The Fund has entered into an agreement with the Company under which it has agreed to limit its voting rights as a holder of common stock. The agreement is described in the Company’s filing on Form 8-K made with the SEC on January 11, 2012, which description is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Agreements with CEO and Interim CFO

The Company has entered into an employment agreement with Sushil Dhiman under which he is employed as President and Chief Executive Officer. The Company has entered into a services agreement with Jim Currie under which he provides services as Interim Chief Financial Officer. The agreement with Mr. Dhiman is described in the Company’s filing on Form 8-K made with the SEC on December 23, 2013, and the agreement with Mr. Currie is described in the Company’s filing with the SEC on April 16, 2014, each of which filings are hereby incorporated into this item by reference.

DIRECTOR INDEPENDENCE

The Board has determined that each of Clarke H. Bailey, David Sandberg, Lawrence H. Silber, J. Randal Waterfield and Frederick Wasserman is an “independent director” as defined in the rules of the NASDAQ Global Market (“NASDAQ Rules”).

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

Item 14. Principal Accounting Fees and Services

KPMG, LLP acts as the independent registered public accounting firm to audit the Company’s financial statements.

Principal Accountant Fees and Services

Fees for audit, audit-related services and tax services by our accounting firms for the years ended December 29, 2013 and December 30, 2012 were as follows:

	2013	2012
Audit fees	$537,000	$430,000
Audit related fees	--	--
Tax fees	104,000	85,000
Total audit, audit related and tax fees	$641,000	$515,000

Audit related fees in the table above in 2013 and 2012 consisted of fees for audit and quarterly review procedures. Tax fees in the table above for 2013 and 2012 consisted of fees for quarterly review procedures, annual audit procedures and tax filings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman

Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Currie
Name:	Jim Currie

Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: April 28, 2014

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2014.