Form 10-Q
period 2014-03-30
SMTC CORP
filed 2014-05-07
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer     ☐             Accelerated filer     ☐             Non-accelerated filer     ☐             Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of April 30, 2014, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements

Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	March 30, 2014	December 29, 2013
Assets
Current assets:
Cash	$3,732	$3,295
Accounts receivable—net (note 3)	28,631	30,821
Inventories (note 3)	36,868	36,776
Prepaid expenses	1,366	1,632
Income taxes receivable	472	472
Current portion of deferred income taxes (note 6)	1,486	1,486
	72,555	74,482
Property, plant and equipment—net (note 3)	17,343	18,219
Deferred financing costs—net (note 3)	171	275
Deferred income taxes (note 6)	815	818
	$90,884	$93,794

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,710	$33,231
Accrued liabilities (note 3)	5,023	6,443
Income taxes payable	602	775
Revolving credit facility (note 4)	19,853	20,222
Current portion of capital lease obligations	1,235	1,482
	60,423	62,153
Capital lease obligations	399	519
Commitments and contingencies (note 10)
Subsequent events (note 4 and note 9)

Shareholders’ equity:
Capital stock (note 5)	390	390
Additional paid-in capital	263,777	263,732
Deficit	(234,105)	(233,000)
	30,062	31,122
	$90,884	$93,794

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Revenue	$58,023	$65,447
Cost of sales (note 11)	53,638	58,503
Gross profit	4,385	6,944
Selling, general and administrative expenses	4,243	4,514
Restructuring charges (note 9)	670	452
Operating earnings (loss)	(528)	1,978
Interest expense (note 3)	394	384
Earnings (loss) before income taxes	(922)	1,594
Income tax expense (recovery) (note 6):
Current	180	461
Deferred	3	(33)
	183	428
Net earnings (loss), also being comprehensive income (loss)	(1,105)	1,166
Earnings (loss) per share of common stock:

Basic	$(0.07)	$0.07
Diluted	$(0.07)	$0.07
Weighted average number of shares outstanding (note 7):
Basic	16,417,270	16,344,193
Diluted	16,417,270	16,408,579

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended March 30, 2014 and March 31, 2013

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013	$390	$263,732	$(233,000)	$31,122
Stock-based compensation	—	45	—	45
Net loss	—	—	(1,105)	(1,105)
Balance, March 30, 2014	$390	$263,777	$(234,105)	$30,062

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	100	—	100
Net income	—	—	1,166	1,166
Balance, March 31, 2013	$389	$263,524	$(219,939)	$43,974

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Cash provided by (used in):
Operations:
Net earnings (loss)	$(1,105)	$1,166
Items not involving cash:
Depreciation	1,128	909
Unrealized gain on derivative financial instrument	(92)	(1,019)
Deferred income taxes	3	(33)
Non-cash interest	104	91
Stock-based compensation	45	100
Change in non-cash operating working capital:
Accounts receivable	2,190	(3,697)
Inventories	(92)	(3,988)
Prepaid expenses	266	(29)
Income taxes payable	(173)	159
Accounts payable	479	(5,484)
Accrued liabilities	(1,328)	(191)
	1,425	(12,016)
Financing:
Increase (repayment) in revolving debt	(369)	14,956
Repayment of term facility	—	(1,158)
Principal payment of capital lease obligations	(367)	(641)
Proceeds from sales leaseback	—	988
Payment of contingent consideration	—	(291)
	(736)	13,854
Investing:
Purchase of property, plant and equipment	(252)	(657)
	(252)	(657)
Increase in cash	437	1,181
Cash, beginning of period	3,295	2,203
Cash, end of the period	$3,732	$3,384

Supplemental Information
Cash interest paid	$315	$309
Cash taxes paid – net	$286	$203
Property, plant and equipment acquired through capital lease	—	$1,338

See accompanying notes to consolidated financial statements.

Unaudited Notes to Consolidated Financial Statements

1.         Nature of the business

SMTC Corporation (the “Company”) is a worldwide provider of advanced electronics manufacturing services to original equipment manufacturers. The Company services its customers through manufacturing and technology centers located in the United States, Mexico and China. The Company ceased production at its Canadian facility at the end of the second quarter of 2013. All facilities provide a full suite of integrated manufacturing services including assembly, testing, box build, final product integration, and expanded supply chain capabilities. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2013, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal period ended December 29, 2013.

2.         Recent accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (Topic 210) – Disclosures about Offsetting Assets and Liabilities (ASU 2011-12).The amendments in this update require an entity that has financial instruments and derivative instruments that are either 1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or 2) subject to an enforceable master netting arrangement or similar agreement, to disclose information about offsetting and related arrangements. The amendments in this ASU are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be presented retrospectively for all comparative periods. There is no material impact of the adoption of ASU 2011-11 on our Consolidated Financial Statements.

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. There is no material impact of the adoption of ASU 2013-11 on our Consolidated Financial Statements.

3.        Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated Balance Sheets

Accounts receivable – net:

	March 30, 2014	December 29, 2013
Accounts receivable	$28,901	$31,091
Allowance for doubtful accounts	(270)	(270)
Accounts receivable—net	$28,631	$30,821

Inventories:

	March 30, 2014	December 29, 2013
Raw materials	$26,253	$28,583
Work in process	4,927	3,078
Finished goods	4,381	3,849
Parts	1,307	1,266
Inventories	$36,868	$36,776

 Property, plant and equipment – net:

	March 30, 2014	December 29, 2013
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	29,685	29,505
Office furniture and equipment	1,667	1,658
Computer hardware and software (b)	5,194	5,153
Leasehold improvements (c)	2,314	2,292
	50,386	50,134
Less accumulated depreciation:
Land	—	—
Buildings	(6,914)	(6,794)
Machinery and equipment (a)	(19,165)	(18,409)
Office furniture and equipment	(1,405)	(1,369)
Computer hardware and software (b)	(4,273)	(4,119)
Leasehold improvements (c)	(1,286)	(1,224)
	(33,043)	(31,915)
Property, plant and equipment—net	$17,343	$18,219

(a)

Included within machinery and equipment were assets under capital leases with costs of $4,967 and $6,452 and associated accumulated depreciation of $1,676 and $1,383 as of March 30, 2014 and March 31, 2013, respectively. The related depreciation expense for the three months ended March 30, 2014 and March 31, 2013 were $171 and $200, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $481 and $400 and associated accumulated depreciation of $306 and $156 as at March 30, 2014 and March 31, 2013, respectively. The related depreciation expense for the three months ended March 30, 2014 and March 31, 2013 were $40 and $33, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73 and associated accumulated depreciation of $30 and $16 as of March 30, 2014 and March 31, 2013, respectively. The related depreciation expense was $4 for the three months ended March 30, 2014 and March 31, 2013.

  Deferred financing costs:

	March 30, 2014	December 29, 2013
Deferred financing costs	$1,496	$1,496
Accumulated amortization	(1,325)	(1,221)
	$171	$275

   Accrued liabilities:

	March 30, 2014	December 29, 2013
Customer related	$867	$943
Payroll	2,945	3,666
Professional services	754	611
Restructuring (note 9)	32	630
Vendor related	45	36
Other	380	557
Accrued liabilities	$5,023	$6,443

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended
	March 30, 2014	March 31, 2013
Long-term debt	$-	$38
Revolving credit facility	263	205
Non-cash interest	104	91
Obligations under capital leases	27	50
Interest expense	$394	$384

4.        Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years, but on April 7, 2014, an amendment to the PNC Facility was signed and the term of the PNC facility was extended to January 2, 2015. Advances made under the U.S. revolving PNC Facility bear interest at the U.S. base rate plus 1.75%. Advances made under the Canadian revolving PNC Facility denominated in Canadian dollars bear interest at the Canadian base rate plus 1.75%. For advances made under the Canadian facility denominated in U.S. dollars, interest will be charged at the U.S. base rate plus 1.75%. The base commercial lending rate of each respective country of borrowing should approximate prime rate.

At March 30, 2014, $19,853 (December 29, 2013 - $20,222) was outstanding under the facility and is classified as a current liability based on the terms of the PNC Facility. At March 30, 2014, there was a Canadian dollar denominated credit balance of $129. At December 29, 2013, there was a Canadian dollar denominated debit balance of $618.

The maximum amount of funds available under the PNC Facility was reduced from $45 million to $40 million subsequent to March 30, 2014 as part of the April 7, 2014 amendment to the loan facility. Availability under the revolving credit facility is subject to certain conditions, including borrowing base conditions based on the eligible inventory and accounts receivable, and certain conditions which are not objectively determinable. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facility.

The PNC Facility is a joint and several obligation of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility is secured by the assets of the Company and by the assets and of each of the Company’s subsidiaries.

The PNC agreement contains certain financial and non-financial covenants (note 4(b)).

(b) Covenants

The PNC agreement contains certain financial and non-financial covenants.

Under the PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization, limit unfunded capital expenditures and maintain a minimum fixed charge coverage ratio (all as defined in the credit agreement governing the PNC Facility).  The financial covenant relating to maintaining a minimum amount of earnings before interest, taxes and depreciation and amortization is only in effect for the fiscal quarter ending June 29, 2014.  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for the fiscal quarter ending September 28, 2014 and the six months ending December 28, 2014.  Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

5.        Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at March 30, 2014 and December 29, 2013 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of March 30, 2014:

	Number of shares	$
Common Stock
Common shares:
Balance at December 29, 2013	16,417,256	$390
Exchangeable shares converted to common stock	20	-
Balance at March 30, 2014	16,417,276	$390
Total Common Stock	16,417,276	$390

Stock Options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2013. There were no stock options granted during the three month period ended March 30, 2014. A summary of stock option activity for the three month period ended March 30, 2014 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2013	435,000	$2.50
Outstanding at March 30, 2014	435,000	$2.50	$-	3.6
Exercisable at March 30, 2014	208,334	$2.49	$-	3.3

During the three month periods ended March 30, 2014 and March 31, 2013, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $45 and $100, respectively.

Restricted Stock Units

During the three month period ended March 30, 2014, restricted stock units were granted to the Chief Executive Officer of the Company as remuneration.

Stock based compensation was recognized during the three month period ended March 30, 2014 related to the restricted stock units of $17 while nil was recognized for the three month period ended March 31, 2013.

There were 109,170 restricted stock units outstanding at March 30, 2014 and no outstanding restricted stock units as at December 29, 2013.

 6.        Income taxes

During the three months ended March 30, 2014 and March 31, 2013, the Company recorded a net income tax expense of $183 and $428, respectively, primarily related to minimum taxes and taxes on profits in certain jurisdictions.

At December 29, 2013, the Company had total net operating loss carry forwards of $88.2 million, of which $10.2 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $20.6 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, and the remainder will expire between 2029 and 2033.

At March 30, 2014 and December 29, 2013, the Company had gross unrecognized tax benefits of $248 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2009 to 2013 remain open for review by the tax authorities in Canada and Mexico. Tax years 2009 to 2013 remain open in the United States.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $76 and $73 accrued for interest and penalties as of March 30, 2014 and December 29, 2013, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period.

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

7.        Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 30, 2014	March 31,2013
Basic weighted average shares outstanding	16,417,270	16,344,193
Dilutive stock options (a)(b)	—	64,386
Diluted weighted average shares outstanding	16,417,270	16,408,579

(a)

For the three months ended March 30, 2014, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended March 31, 2013, as a result of net income for the period, dilutive options were determined using the treasury stock method, using an average share price of $2.48 per share. For the three months ended March 31, 2013, the calculation did not include 927,000 stock options, as the effect would have been anti-dilutive.

8.         Segmented information

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has facilities in the United States, Mexico, Canada and China. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments management attributes revenue to the operating segment which ships the product to the customer. Information about the operating segments is as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Revenues
Mexico	$38,757	$48,868
Asia	15,530	11,782
Canada	-	5,980
U.S.	12,692	10,504
Total	$66,979	$77,134
Intersegment revenue
Mexico	$(365)	$(4,861)
Asia	(3,266)	(2,419)
Canada	-	(1,124)
U.S.	(5,325)	(3,283)
Total	$(8,956)	$(11,687)
Net external revenue
Mexico	$38,392	$44,007
Asia	12,264	9,363
Canada	-	4,856
U.S.	7,367	7,221
Total	$58,023	$65,447
Adjusted EBITDA
Mexico	$(482)	$2,530
Asia	1,426	535
Canada	(170)	18
U.S.	496	256
Total	$1,270	$3,339
Interest	394	384
Restructuring charges	670	452
Depreciation	1,128	909
Earnings (loss) before income taxes	$(922)	$1,594

Additions to Property, Plant and Equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended March 30, 2014:

	Three months ended
	March 30, 2014	March 31, 2013
Mexico	$177	$411
Asia	-	343
Canada	20	74
U.S.	55	66
Total	$252	$894

           Long-lived assets (a)

	March 30, 2014	December 29, 2013
Mexico	$11,674	$12,236
Asia	3,375	3,534
Canada	341	399
U.S.	1,953	2,050
Total	$17,343	$18,219

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended March 30, 2014 and March 31, 2013:

	Three months ended
	March 30, 2014	March 31, 2013
U.S.	$52,283	$50,066
Canada	4,375	11,686
Europe	284	1,427
Asia	1,077	2,247
Mexico	4	21
Total	$58,023	$65,447

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

During the three months ended March 30, 2014, three customers exceeded 10% of total revenues, comprising 36.1%, 13.6% and 10.6%, respectively of total revenue across all geographic segments. For the three months ended March 31, 2013, two customers exceeded 10% of total revenues at 37.5% and 10.2%, respectively. As of March 30, 2014, these three customers represented 22.0%, 19.0% and 16.0%, respectively (December 29, 2013, 22.3%, 17.7% and 12.3% respectively) of the Company’s trade accounts receivable.

9.        Restructuring charges

For the three months ended March 30, 2014, no additional charges were incurred related to the 2012 Plan. Severance payments of $73 were made related to remaining employees from the Markham closure. The ZF lease settlement costs of $525 were paid during the quarter.

In the first quarter of 2014, additional restructuring charges of $670 were incurred as a result of the approved 2014 plan whereby 290 full-time equivalent employees (“FTEs”) were impacted in the Mexican facility.

For the three months ended March 31, 2013, restructuring charges of $452 were recorded related to the closure of the Markham production facility as part of the 2012 Plan, impacting approximately seven FTEs.

The following table details the change in restructuring accrual for the period from December 29, 2013 to March 30, 2014, relating to the 2012 Plan and 2014 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 29, 2013	$105	$525	$630

Payments	(73)	(525)	(598)

Balance as at March 30, 2014	$32	$—	$32

	Severance	Facility exit costs	Total
2014 Plan
Balance as at December 29, 2013	$—	$—	$—
Charges	670	—	670
Payments	(670)	—	(670)

Balance as at March 30, 2014	$—	$—	$—

Remaining accrued amounts relating to the 2012 Plan in Markham are expected to be paid out in the second quarter of 2014.

Subsequent to March 30, 2014, as part of the 2014 Plan, management communicated to staff that approximately 18 FTEs would be severed from the Markham head office and the positions will be replaced in the Mexico facility. The severance charges are expected to be up to $300 and will be recorded in the second quarter of 2014.

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

11.      Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for fiscal 2014 and the first three months of fiscal 2015, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2014. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at March 30, 2014:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,800	$6,414
Mexican Peso	Buy	MXN 233,647	$18,000

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on March 30, 2014 was $92 (March 31, 2013 – $1,019) which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on these contracts was $450 (March 31, 2013 – realized gain $280), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments included in the consolidated balance sheet as at March 30, 2014:

	March 30,
	2014	December 29, 2013
Prepaid Expenses and Other Assets	$—	$—
Accrued Liabilities	(384)	(476)
Net fair value of derivative financial instruments	$(384)	$(476)

12.      Comparative Consolidated Financial Statements

Certain prior quarter figures have been reclassified in the consolidated financial statements to comply with the presentation for the quarter ended March 30, 2014.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on April 14, 2014. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on April 14, 2014, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,600 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended March 30, 2014 compared with the quarter ended March 31, 2013:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended March 30, 2014		Three months ended March 31, 2013		Change 2014 to 2013
	$	%	$	%	$	%
Revenue	$58.0	100.0%	$65.5	100.0%	$(7.5)	(11.5%	)
Cost of sales	53.6	92.4%	58.5	89.4%	(4.9)	(8.4%	)
Gross profit	4.4	7.6%	7.0	10.6%	(2.6)	(37.1%	)
Selling, general and administrative expenses	4.2	7.2%	4.5	6.9%	(0.3)	(6.7%	)
Restructuring charges	0.7	1.2%	0.5	0.7%	0.2	40.0%
Operating earnings (loss)	(0.5)	(0.9% )	2.0	3.0%	(2.5)	(125.0%	)
Interest expense	0.4	0.7%	0.4	0.6%	—	—
Earnings (loss) before income taxes	(0.9)	1.6%	1.6	2.4%	(2.5)	(156.3%	)
Income tax expense
Current	0.2	0.3%	0.4	0.6%	(0.2)	(50%	)
Deferred	—	0.0%	—	0.0%	—	—
	0.2	0.3%	0.4	0.6%	(0.2)	(50%	)
Net earnings (loss)	$(1.1)	(1.9% )	$1.2	1.8%	$(2.3)	(191.7%	)

Revenue

Revenue decreased by $7.5 million, from $65.5 million for the first quarter of 2013 to $58.0 million for the first quarter of 2014 mainly due to a decrease in revenue from four disengaged customers as a result of the Markham facility closure, combined with volume decreases with two long standing customers. The decreases were partially offset by increased volumes with one longstanding customer.

During the first quarter of 2014, revenue from the industrial sector decreased by $8.3 million to $43.3 million compared with $51.6 million for the same period in 2013, mainly due to the decreases from two disengaging customers as a result of the Markham closure and two customers' volume decreases. Revenue from the industrial sector as a percentage of total revenue decreased to 74.7% in the first quarter of 2014 compared with 78.8% in the first quarter of 2013.

Revenue from the communications sector was relatively stable, only decreasing $0.1 million compared with the same quarter of 2013; $4.1 million for the first quarter of 2014 compared with $4.2 million in 2013, which represented 7.1% of revenue in the first quarter of 2014, compared with 6.5% of revenue in the first quarter of 2013. While there were increases across a number of customers, this was offset by the decrease with one long standing customer.

Revenue from the networking sector increased to $7.7 million for the first quarter of 2014 compared with $6.0 million for the same period in 2013, which represented 13.2% of revenue in the first quarter of 2014, up from 9.2% of revenue in the first quarter of 2013. The increase is primarily the result of increased revenue with one customer.

Revenue for the medical sector decreased by $0.7 million to $2.9 million in the first quarter of 2014, compared to $3.6 million in the first quarter of 2013 due to the decrease in demand from one customer. Revenue from the medical sector as a percentage of total revenue decreased to 5.0% in the first quarter of 2014 compared with 5.5% in the first quarter of 2013.

During the first quarter of 2014, the Company recorded approximately $1.3 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.7 million in the first quarter of 2013. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 92.5% of revenue from continuing operations during the first quarter of 2014, compared with 89.0% in the first quarter of 2013. Revenue from the three largest customers during the first quarter of 2014 was $20.9 million, $7.9 million and $6.1 million, representing 36.1%, 13.6% and 10.6% of total revenue, respectively. This compares with revenue from the two largest customers during the first quarter of 2013 of $24.5 million and $6.7 million, representing 37.5% and 10.2% of total revenue, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2014, 66.2% of our revenue was attributable to production from our operations in Mexico, 12.7% in the U.S. and 21.1% in Asia. During the first quarter of 2013, 67.3% of our revenue was attributable to production from our operations in Mexico, 11.0% in the U.S., 14.3% in Asia and 7.4% in Canada.

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

Gross Profit

Gross profit for the first quarter of 2014 decreased by $2.6 million to $4.4 million or 7.6% of revenue compared with 10.6% of revenue for the same period in 2013. This was due to a decrease of revenue levels, the ability to cover fixed costs, increases in material costs, unfavorable foreign exchange rates on Mexican Pesos and $1.0 million of unrealized foreign exchange gains that were recorded in the first quarter of 2013 versus an unrealized foreign exchange gain of only $0.1million in the first quarter of 2014.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first quarter of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized loss of $0.5 million. Included in cost of sales for the first quarter of 2013 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized gain of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million during the first quarter of 2014 to $4.2 million, which represented 7.2% of revenues compared to 6.9% for the same period in 2013. The decrease was mainly the result of reduced administrative and labor charges in addition to reduced sales and marketing which included business travel expenses. This was partially offset by additional professional fees which were incurred during the quarter related to the investigation and remediation of the significant book to physical adjustment identified during the 2013 year end physical inventory count in Mexico.

Restructuring Charges

During the first quarter of 2014, the Company executed its 2014 Plan to reduce staff levels in its Mexico operations which impacted 290 FTE’s and resulted in severance charges of $670.

During the fourth quarter of 2012, the Company announced that the Markham facility will close in the second quarter of 2013 and recorded severance restructuring charges. During the first quarter of 2013, the restructuring charges related to the closure of the Markham facility was increased by $452 related to the 2012 Plan, impacting approximately 7 FTEs.

Interest Expense

Interest expense was stable at $0.4 million in the first quarter of 2014 and first quarter of 2013. The weighted average interest rates with respect to the debt were 4.0% and 3.4% for each of the first quarters of 2014 and 2013, respectively. However, interest expense remained stable as there were lower debt levels in the first quarter of 2014 compared to the same period in 2013.

Income Tax Expense

During the three months ended March 30, 2014 and March 31, 2013, respectively, the Company recorded a net income tax expense of $0.2 million and $0.4 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions.

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

Liquidity

Net cash provided from operating activities during the three months ended March 30, 2014 was $1.4 million driven by decreases in accounts receivable partially offset with a decrease in accrued liabilities. Accounts receivable days sales outstanding were 45 and 56 days for the three months ended March 30, 2014 and March 31, 2013, respectively. Inventory turnover, on an annualized basis increased to 6 times for the three months ended March 30, 2014 compared to 4 times for the three months ended March 31, 2013 due to improved management of inventory levels in relation to sales. Accounts payable days outstanding were 57 days at the end of the first three months of 2014 compared to 67 days for the same period in 2013.

Net cash used by financing activities during the three months ended March 30, 2014 was $0.7 million compared to cash provided of $13.9 million for the three months ended March 31, 2013. During the three months ended March 30, 2014, the Company decreased revolving debt by $0.4 million compared to increased revolving debt of $15.0 million for the same period in 2013. In addition, the Company paid $0.4 in lease payments compared to $0.6 million for the same period in 2013. During the three months ended March 31, 2013, the Company repaid $1.2 million on the term facility, received proceeds from sales leasebacks, where there were no such transactions in the first quarter of 2014.

Net cash used in investing activities during the three months ended March 30, 2014 and March 31, 2013 was $0.3 million and $0.7 million, respectively, consisting of additions of property, plant and equipment.

Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facility, which expires on January 2, 2015. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

During the three months ended March 30, 2014, no new lease agreements were signed.

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for at least the next 12 months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders or with respect to periods after the expiration of the PNC Facility. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. We believe we will be able to replace the PNC Facility on or prior to its expiration, although we can give no assurances in that regard. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the quarter ended March 30, 2014 was 4.0%. At March 30, 2014, the interest rate on our U.S. revolving credit facility is 4.0% based on the U.S. prime rate plus three quarters of a percent.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican Peso results in an increase in costs to the organization and may lead to a reduction in reported earnings.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. As described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2014, material weaknesses were identified in our internal control over financial reporting as of December 29, 2013. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, management concluded that there were weaknesses in the internal controls over processing and tracking transactions affecting inventory in the Company’s Chihuahua, Mexico facility and over the assessment of the recoverability of the Company’s deferred tax asset. As a result of these material weaknesses, which are in the process of being remediated, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

To remediate the material weaknesses referenced above and improve the Company’s internal control over financial reporting, management established a remediation plan focused on five key areas related to inventory transaction control and processes. This remediation plan commenced during the first quarter of 2014 with the intent of establishing new processes and controls and training the appropriate levels of staff. In addition, management has implemented procedures to ensure a proper review of Company forecasts and underlying assumptions used in assessing the deferred tax asset to ensure they are internally consistent with those used for other purposes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than those changes arising out of the Company’s remediation of the material weaknesses discussed above.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 29, 2013. The risk factor below was disclosed on the Form 10-K and have been revised to provide updated information as of March 30, 2014.

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

Our three largest customers represented 36.1%, 13.6% and 10.6% of total revenue for the three months ended March 30, 2014. For the first three months of 2014, our top ten largest customers collectively represented 92.5% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman
Title:	President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Jim Currie
Name:	Jim Currie
Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: May 7, 2014

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2014.

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