Form 10-Q
period 2014-06-29
SMTC CORP
filed 2014-08-12
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2014, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Unaudited Notes to Interim Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	23

PART II OTHER INFORMATION		23

Item 1A	Risk factors	23

Item 6	Exhibits	24

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	June 29, 2014	December 29, 2013
Assets
Current assets:
Cash	$3,229	$3,295
Accounts receivable—net (note 3)	30,508	30,821
Inventories (note 3)	39,196	36,776
Prepaid expenses	1,826	1,632
Income taxes receivable	472	472
Current portion of deferred income taxes (note 6)	1,486	1,486
	76,717	74,482
Property, plant and equipment—net (note 3)	18,647	18,219
Deferred financing costs—net (note 3)	135	275
Deferred income taxes (note 6)	820	818
	$96,319	$93,794

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,600	$33,231
Accrued liabilities (note 3)	5,700	6,443
Income taxes payable	424	775
Revolving credit facility (note 4)	21,750	20,222
Current portion of capital lease obligations	1,408	1,482
	64,882	62,153
Capital lease obligations	1,282	519
Contingencies (note 10)
Subsequent event (note 13)
Shareholders’ equity:
Capital stock (note 5)	390	390
Additional paid-in capital	263,837	263,732
Deficit	(234,072)	(233,000)
	30,155	31,122
	$96,319	$93,794

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue	$57,984	$64,896	$116,007	$130,343
Cost of sales (note 11)	52,205	63,645	105,843	122,148
Gross profit	5,779	1,251	10,164	8,195
Selling, general and administrative expenses	4,504	5,555	8,747	10,069
Gain on sale of property, plant and equipment	-	(101)	-	(101)
Contingent consideration (note 12)	-	250	-	250
Restructuring charges (note 9)	509	702	1,179	1,154
Operating earnings (loss)	766	(5,155)	238	(3,177)
Interest expense (note 3)	473	445	867	829
Earnings (loss) before income taxes	293	(5,600)	(629)	(4,006)
Income tax expense (recovery) (note 6):
Current	265	385	445	846
Deferred	(5)	17	(2)	(16)
	260	402	443	830
Net earnings (loss), also being comprehensive income (loss)	33	(6,002)	(1,072)	(4,836)
Earnings (loss) per share of common stock:
Basic
Basic	$0.002	$(0.37)	$(0.07)	$(0.30)
Diluted	$0.002	$(0.37)	$(0.07)	$(0.30)
Weighted average number of shares outstanding (note 7):
Basic	16,417,276	16,346,025	16,417,273	16,345,109
Diluted	16,417,276	16,346,025	16,417,273	16,345,109

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended June 29, 2014 and June 30, 2013

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013	$390	$263,732	$(233,000)	$31,122
Stock-based compensation	—	105	—	105
Net loss	—	—	(1,072)	(1,072)
Balance, June 29, 2014	$390	$263,837	$(234,072)	$30,155

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	181	—	181
Exercise of stock options	—	11	—	11
Net loss	—	—	(4,836)	(4,836)
Balance, June 30, 2013	$389	$263,616	$(225,941)	$38,064

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Six months ended
	June 29,2014	June 30,2013	June 29,2014	June 30,2013
Cash provided by (used in):
Operations:
Net earnings (loss)	$33	$(6,002)	$(1,072)	$(4,836)
Items not involving cash:
Depreciation	979	1,008	2,107	1,917
Unrealized (gain) loss on derivative financial instrument (note 11)	(797)	2,123	(889)	1,104
Gain on sale of property, plant and equipment	—	(101)	—	(101)
Deferred income taxes	(5)	17	(2)	(16)
Non-cash interest (note 3)	136	94	240	185
Stock-based compensation (note 5)	60	81	105	181
Contingent consideration (note 12)	—	250	—	250
Change in non-cash operating working capital:
Accounts receivable	(1,877)	7,668	313	3,971
Inventories	(2,328)	9,676	(2,420)	5,688
Prepaid expenses	(46)	711	220	690
Income taxes receivable/payable	(178)	(140)	(351)	19
Accounts payable	1,890	(5,950)	2,369	(12,234)
Accrued liabilities	1,060	131	(268)	732
	(1,073)	9,566	352	(2,450)
Financing:
Increase (decrease) in revolving debt	1,897	(7,709)	1,528	7,246
Repayment of term facility	—	(1,158)	—	(2,315)
Principal payment of capital lease obligations	(647)	(503)	(1,014)	(1,144)
Payment of contingent consideration	—	(273)	—	(564)
Proceeds from sales leaseback	—	—	—	988
Proceeds from issuance of common stock	—	11	—	11
Deferred financing fees	(100)	(50)	(100)	(50)
	1,150	(9,682)	414	4,172
Investing:
Purchase of property, plant and equipment	(590)	(685)	(842)	(1,342)
Proceeds from sale of property, plant and equipment	10	406	10	406
	(580)	(279)	(832)	(936)
Increase (decrease) in cash	(503)	(395)	(66)	786
Cash, beginning of period	3,732	3,384	3,295	2,203
Cash, end of the period	$3,229	$2,989	$3,229	$2,989

Supplemental Information
Cash interest paid	$346	$357	$661	$665
Cash taxes paid – net	470	526	756	729
Property, plant and equipment acquired through capital lease	1,703	—	1,703	1,338

See accompanying notes to interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal year ended December 29, 2013, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Form 10-K.

2.	Recent accounting pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (Topic 210) – Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).The amendments in this update require an entity that has financial instruments and derivative instruments that are either 1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or 2) subject to an enforceable master netting arrangement or similar agreement, to disclose information about offsetting and related arrangements. The amendments in this ASU will be required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be presented retrospectively for all comparative periods. There is no material impact of the adoption of ASU 2011-11 on our unaudited interim consolidated financial statements.

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11, which is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. There is no material impact of the adoption of ASU 2013-11 on our unaudited interim consolidated financial statements.

In May 2014, the FASB published a new standard on revenue recognition, ASC Topic 606: Revenue from Contracts with Customers. The standard is the result of a convergence project with the International Accounting Standards Board. The new standard provides a framework that replaces existing revenue recognition guidance by moving away from the industry and transaction-specific requirements under US GAAP. The standard is effective for annual periods beginning on or after December 16, 2016. The Company intends to adopt IFRS 15 in its financial statements for the annual period beginning on January 1, 2017. The extent of the impact of adoption of the standard has not yet been determined.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated Balance Sheets

Accounts receivable – net:

	June 29, 2014	December 29, 2013
Accounts receivable	$30,778	$31,091
Allowance for doubtful accounts	(270)	(270)
Accounts receivable—net	$30,508	$30,821

Inventories:

	June 29, 2014	December 29, 2013
Raw materials	$29,740	$28,583
Work in process	5,453	3,078
Finished goods	2,853	3,849
Parts	1,150	1,266
Inventories	$39,196	$36,776

 Property, plant and equipment – net:

	June 29, 2014	December 29, 2013
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	31,743	29,505
Office furniture and equipment	1,681	1,658
Computer hardware and software (b)	5,364	5,153
Leasehold improvements (c)	2,348	2,292
	52,662	50,134
Less accumulated depreciation:
Land	—	—
Buildings	(7,033)	(6,794)
Machinery and equipment (a)	(19,759)	(18,409)
Office furniture and equipment	(1,431)	(1,369)
Computer hardware and software (b)	(4,438)	(4,119)
Leasehold improvements (c)	(1,354)	(1,224)
	(34,015)	(31,915)
Property, plant and equipment—net	$18,647	$18,219

(a)

Included within machinery and equipment were assets under capital leases with costs of $6,161 and $5,194 as at June 29, 2014, and December 29, 2013, respectively and associated accumulated depreciation of $1,646 and $1,624 as of June 29, 2014 and December 29, 2013, respectively. The related depreciation expense for the three months ended June 29, 2014 and June 30, 2013 were $169 and $207, respectively. The related depreciation expense for the six months ended June 29, 2014 and June 30, 2013 was $341 and $407, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $524 and $481 as at June 29, 2014 and December 29, 2013, respectively and associated accumulated depreciation of $350 and $266 as at June 29, 2014, and December 29, 2013, respectively. The related depreciation expense for the three months ended June 29, 2014 and June 30, 2013 was $44 and $33, respectively. The related depreciation for the six months ended June 29, 2014 and June 30, 2013 was $84 and $67, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73 as at June 29, 2014 and December 29, 2013, and associated accumulated depreciation of $34 and $27 as at June 29, 2014, and December 29, 2013, respectively. The related depreciation expense for the three and six months ended June 29, 2014 and June 30, 2013 was $3 and $7, respectively.

Deferred financing costs:

	June 29, 2014	December 29, 2013
Deferred financing costs	$1,596	$1,496
Accumulated amortization	(1,461)	(1,221)
	$135	$275

Accrued liabilities:

	June 29, 2014	December 29, 2013
Customer related	$1,162	$943
Payroll	3,552	3,666
Professional services	577	611
Restructuring (note 9)	112	630
Vendor related	228	36
Other	69	557
Accrued liabilities	$5,700	$6,443

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Term facility	$—	$24	$—	$61
Revolving credit facility	289	273	552	479
Non-cash interest	136	94	240	185
Obligations under capital leases	48	54	75	104
Interest expense	$473	$445	$867	$829

4.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association and its Canadian branch (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years. On April 7, 2014, an amendment to the PNC Facility was signed and the term of the PNC facility was extended to January 2, 2015. Advances made under the U.S. revolving portion of the PNC Facility bear interest at the U.S. base rate plus 1.75%. Advances made under the Canadian revolving portion of the PNC Facility denominated in Canadian dollars bear interest at the Canadian base rate plus 1.75%. For advances made under the Canadian facility denominated in U.S. dollars, interest will be charged at the U.S. base rate plus 1.75%. The base commercial lending rate of each respective country of borrowing should approximate prime rate.

At June 29, 2014, $21,750 (December 29, 2013 - $20,222) was outstanding under the facility and is classified as a current liability based on the terms of the PNC Facility. At June 29, 2014, there was a Canadian dollar denominated credit balance of $1,278. At December 29, 2013, there was a Canadian dollar denominated debit balance of $618.

The maximum amount of funds available under the PNC Facility was reduced from $45 million to $40 million as part of the April 7, 2014 amendment to the loan facility. Availability under the revolving credit facility is subject to certain conditions, including borrowing base conditions based on the eligible inventory and accounts receivable, and certain conditions which are not objectively determinable. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under the revolving credit facility.

The PNC Facility is a joint and several obligation of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility is secured by the assets of the Company and by the assets and of each of the Company’s subsidiaries.

(b) Covenants

The PNC agreement contains certain financial and non-financial covenants.

The Company is in compliance with the financial covenants included in the PNC Facility as at June 29, 2014.

Under the PNC Facility, the financial covenants require the Company to maintain minimum amounts of earnings before interest, taxes and depreciation and amortization, limit unfunded capital expenditures and maintain a minimum fixed charge coverage ratio (all as defined in the credit agreement governing the PNC Facility).  The financial covenant relating to maintaining a minimum amount of earnings before interest, taxes and depreciation and amortization was only in effect for the quarter ended June 29, 2014.  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for the fiscal quarter ending September 28, 2014 and the six months ending December 28, 2014.  Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable.

5.	Capital stock

Common shares

Authorized shares:

The authorized capital stock of the Company at June 29, 2014 and December 29, 2013 consisted of:

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

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of June 29, 2014:

	Number of shares	$
Common Stock
Common shares:
Balance at December 29, 2013	16,417,256	$390
Exchangeable shares converted to common stock	20	—
Balance at June 29, 2014	16,417,276	$390
Total Common stock	16,417,276	$390

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements included in the Form 10-K. During the three and six month period ended June 29, 2014, no options were granted to employees or exercised by existing option holders. A summary of stock option activity for the six month period ended June 29, 2014 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2013	435,000	$2.50
Options forfeited	(25,000)	$2.38
Outstanding at June 29, 2014	410,000	$2.51	$—	3.4
Exercisable at June 29, 2014	220,002	$2.78	$—	3.2

During the three month periods ended June 29, 2014 and June 30, 2013, the Company recorded stock based compensation expense and a corresponding increase in additional paid-in capital of $60 and $81, respectively. During the six month periods ended June 29, 2014 and June 30, 2013, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $105 and $181, respectively. At June 29, 2014, compensation expense of $210 related to non-vested stock options had not been recognized.

Restricted Stock Units

During the three month period ended June 29, 2014, 99,819 restricted stock units were granted.

During the three month periods ended of June 29, 2014 and June 30, 2013 stock based compensation of $33 and $0 was recognized, respectively related to the restricted stock units. During the six month periods ended of June 29, 2014 and June 30, 2013, stock based compensation of $50 and $0 was recognized, respectively related to the restricted stock units.

There were 208,989 restricted stock units outstanding at June 29, 2014, and no outstanding restricted stock units as at December 29, 2013.

6.	Income taxes

During the three months ended June 29, 2014 and June 30, 2013, respectively, the Company recorded a net income tax expense of $260 and $402, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the six months ended June 29, 2014 and June 30, 2013, respectively, the Company recorded a net income tax expense of $443 and $830, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

At December 29, 2013, the Company had total net operating loss carry forwards of $88.2 million, of which $10.2 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $20.6 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, and the remainder will expire between 2029 and 2033.

At June 29, 2014 and December 29, 2013, the Company had gross unrecognized tax benefits of $257 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2009 to 2013 remain open for review by the tax authorities in Canada, United States and Mexico.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $83 and $73 accrued for interest and penalties as of June 29, 2014 and December 29, 2013, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period net of foreign exchange revaluation.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Basic weighted average shares outstanding	16,417,276	16,346,025	16,417,273	16,345,109
Dilutive stock options (a) (b)	-	-	-	-
Diluted weighted average shares outstanding	16,417,276	16,346,025	16,417,273	16,345,109

(a)

As a result of the net earnings from continuing operations for the three months ended June 29, 2014, dilutive options were determined using the treasury stock method, using an average price of $1.76 per share. As a result of the net loss for the six months ended June 29, 2014, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

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

General description

The Company derives its revenue from one dominant industry segment, the electronics manufacturing services industry. The Company is operated and managed geographically and has manufacturing facilities in the United States, Mexico and China. The Company ceased production at its Canadian facility at the end of the second quarter of 2013. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation and amortization). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the operating segments, management attributes revenue to the operating segment that ships the product to the customer. Information about the operating segments is as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues
Mexico	$38,945	$42,806	$77,702	$91,674
Asia	15,159	11,901	30,689	23,683
Canada	-	6,723	-	12,703
U.S.	13,849	11,722	26,541	22,226
Total	$67,953	$73,152	$134,932	$150,286
Intersegment revenue
Mexico	$(142)	$(194)	$(507)	$(5,055)
Asia	(3,758)	(1,064)	(7,024)	(3,483)
Canada	-	(1,417)	-	(2,541)
U.S.	(6,069)	(5,581)	(11,394)	(8,864)
Total	$(9,969)	$(8,256)	$(18,925)	$(19,943)
Net external revenue
Mexico	$38,803	$42,612	$77,195	$86,619
Asia	11,401	10,837	23,665	20,200
Canada	-	5,306	-	10,162
U.S.	7,780	6,141	15,147	13,362
Total	$57,984	$64,896	$116,007	$130,343
Adjusted EBITDA
Mexico	$735	$(1,736)	$253	$794
Asia	1,196	335	2,622	870
Canada	369	(2,149)	199	(2,131)
U.S.	(46)	105	450	361
Total	$2,254	$(3,445)	$3,524	$(106)
Interest	473	445	867	829
Restructuring charges	509	702	1,179	1,154
Depreciation	979	1,008	2,107	1,917
Earnings (loss) before income taxes	$293	$(5,600)	$(629)	$(4,006)

Additions and Disposals to Property, Plant and Equipment

The following table contains additions and disposals to property, plant and equipment for the three and six months ended June 29, 2014 and June 30, 2013:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Mexico	$2,088	$510	$2,265	$921
Asia	39	79	39	422
Canada	92	(1,288)	112	(1,214)
U.S.	57	125	112	191
Total	$2,276	$(574)	$2,528	$320

Long-lived assets (a)

	June 29, 2014	December 29, 2013
Mexico	$13,182	$12,236
Asia	3,251	3,534
Canada	354	399
U.S.	1,860	2,050
Total	$18,647	$18,219

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended June 29, 2014 and June 30, 2013:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
U.S.	$51,048	$54,356	$103,331	$104,422
Canada	5,358	7,092	9,733	18,778
Europe	—	1,378	284	2,805
Asia	1,578	2,061	2,655	4,308
Mexico	—	9	4	30
Total	$57,984	$64,896	$116,007	$130,343

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

During the three months ended June 29, 2014, three customers exceeded 10% of total revenues representing 30%, 12.7% and 11% respectively of total revenue for the second quarter of 2014 (June 30, 2013 – one customer individually comprised 37.5% of total revenue). During the six months ended June 29, 2014 three customers individually comprised 33%, 13.1% and 10.1% (June 30, 2013 – two customers individually comprised 37.5% and 10.1%) of total revenue. As of June 29, 2014, these customers represented 16.3%, 14.4% and 4.1% respectively, (As of December 29, 2013, these customers represented 22.3%, 17.7% and 3.7% respectively) of the Company’s accounts receivable.

9.	Restructuring charges

 For the six months ended June 29, 2014, no additional charges were incurred related to the 2012 Plan. Severance payments of $32 were made related to remaining employees from the Markham closure.

 In the first quarter of 2014, additional restructuring charges of $670 were incurred as a result of the approved 2014 Plan whereby 290 full-time equivalent employees (“FTEs”) were impacted in the Mexican facility.

For the three months ended June 29, 2014, restructuring charges of $296 were recorded related to replacement of approximately 19 FTE positions in Markham that were replaced in Mexico as part of the 2014 Plan. In addition, approximately 50 FTEs were severed in Mexico which resulted in additional restructuring charges of $194. Remaining charges of $19 related to restructuring charges in Asia representing 13 FTEs.

The following table details the change in restructuring accrual for the period from December 29, 2013 to June 29, 2014, relating to the 2012 Plan and 2014 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 29, 2013	$105	$525	$630

Payments	(73)	(525)	(598)

Balance as at March 30, 2014	$32	$—	$32

Payments	(32)	—	(32)

Balance as at June 29, 2014	$—	$—	$—

	Severance	Facility exit costs	Total
2014 Plan
Balance as at December 29, 2013	$—	$—	$—
Charges	670	—	670
Payments	(670)	—	(670)

Balance as at March 30, 2014	$—	$—	$—

Charges	509	—	509
Payments	(397)	—	(397)

Balance as at June 29, 2014	$112	$—	$112

10.	Contingencies

In the normal course of business, the Company may be subject to litigation and claims from customers, suppliers and former employees. Management believes that adequate provisions have been recorded in the financial statements, as required. Although it is not possible to estimate the extent of potential costs, if any, management believes that ultimate resolution of these contingencies would not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

11.	Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for fiscal 2014 and the first three months of fiscal 2015, and Mexican peso denominated payroll, rent and utility cash flows for fiscal 2014 and the first three months of fiscal 2015. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at June 29, 2014:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 5,300	$4,963
Mexican Peso	Buy	MXN 242,228	$18,289

The unrealized gain recognized in earnings for the three month period as a result of revaluing the instruments to fair value on June 29, 2014 was $797 (June 30, 2013 – unrealized loss $2,123), and the unrealized gain for the six month period ended June 29, 2014 was $889 (June 30, 2013 – unrealized loss $1,104), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on these contracts for the three months period ended June 29, 2014 was $325 (June 30, 2013 – realized gain $356), and the realized loss for the six month period ended June 29, 2014 was $775 (June 30, 2013 –realized gain $636), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at June 29, 2014:

	June 29, 2014	December 29, 2013

Prepaid expenses and other assets	$413	$—
Accrued liabilities	—	(476)
Net fair value of derivative financial instruments	$413	$(476)

12.	Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2,400 for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2,400. The final payment was made in the fourth quarter of 2013, and therefore no additional charges were incurred for the six months ended period June 29, 2014 (June 30, 2013 - $250 loss was recorded as the contingent liability was increased).

13.	Subsequent Event

Subsequent to June 29, 2014 the Company signed an agreement to sub-lease 41,500 square feet of its Canadian facility, previously used for the Company’s manufacturing operations. The sub-lease term will be October 1, 2014 to March 31, 2017 and will result in a reduction of rent expense by approximately $300 annually.

14.	Comparative interim consolidated financial statements

Certain prior quarter figures have been reclassified in the interim consolidated financial statements to comply with the presentation for the quarter ended June 29, 2014.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as it may apply. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on April 14, 2014. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors That May Affect Future Results” section in the Annual Report on Form 10-K filed on April 14, 2014, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Although we believe expectations reflected in such forward-looking statements are reasonable based upon the assumptions in this MD&A, they may prove to be inaccurate and consequently our actual results could differ materially from our expectations set out in this MD&A. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities are located in the United States, Mexico, and China, with approximately 1,600 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended June 29, 2014 compared with the quarter ended June 30, 2013:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended June 29, 2014		Three months ended June 30, 2013		Change 2014 to 2013
	$	%	$	%	$	%
Revenue	$58.0	100.0%	$64.9	100.0%	$(6.9)	(10.6% )
Cost of sales	52.2	90.0	63.6	98.0	(11.4)	(17.9)
Gross profit	5.8	10.0	1.3	2.0	4.5	346.2
Selling, general and administrative expenses	4.5	7.8	5.6	8.6	(1.1)	(19.6)
Gain from sale of property, plant and equipment	—	—	(0.1)	(0.2)	0.1	100
Contingent consideration	—	—	0.3	0.5	(0.3)	(100)
Restructuring charges	0.5	0.9	0.7	1.1	(0.2)	(28.6)
Operating earnings (loss)	0.8	1.4	(5.2)	(8.0)	6.0	115.4
Interest expense	0.5	0.9	0.4	0.6	0.1	25.0
Earnings (loss) before income taxes	0.3	0.5	(5.6)	(8.6)	6.0	105.3
Income tax expense
Current	0.3	0.5	0.4	0.6	(0.1)	(25.0)
Deferred	—	0.0	—	0.0	—	—
	0.3	0.5	0.4	0.6	(0.1)	(25.0)
Net earnings (loss)	$0.0	0.0%	$(6.0)	(9.2% )	$6.1	100.0%

Revenue

Revenue decreased by $6.9 million, or 10.6%, from $64.9 million for the second quarter of 2013 to $58 million for the second quarter of 2014. The decrease in revenue is mainly due to decreased volume from one long standing customer in addition to the closure of the Markham production facility, which resulted in the disengagement with some customers. This decrease in revenue was partially offset by volume increases with two customers. Revenue decreased by $7.0 million related to one long standing customer and an additional reduction of $4.1 million was the result of three customer disengagements due to the closure of the Markham production facility. While there were both volume increases and decreases with a number of customers, notably there were volume increases of $4.9 million with one long standing customer and one emerging customer.

During the second quarter of 2014, revenue from the industrial sector decreased to $42.0 million compared with $51.2 million for the same period in 2013, mainly due to the decreased volumes from one long standing customer in addition to the customer disengagements following the closure of the Markham production facility. Revenue from the industrial sector as a percentage of total revenue decreased to 72.4% in the second quarter of 2014 compared with 78.9% in the second quarter of 2013.

Revenue from the communications sector increased in the second quarter of 2014 to $6.9 million compared to $3.9 million for the second quarter of 2013. The increase was due primarily to increased volume from one long standing customer. As a percentage of total revenue this sector increased to 12.0% of revenue compared to 6.1% in the second quarter of 2013.

Revenue from the networking and enterprise computing sector increased to $6.2 million for the second quarter of 2014 compared with $6.0 million in 2013, which represented 10.7% of revenue in the second quarter of 2014, up from 9.2% of revenue in the second quarter of 2013. The increase was due to increased volume from two customers which were partially offset by decreased volume from one customer.

Revenue for the medical sector decreased to $2.9 million in the second quarter of 2014, compared to $3.8 million in the second quarter of 2013 due to decreased volume from one customer. Revenue from the medical sector as a percentage of total revenue decreased to 4.9% in the second quarter of 2014 compared with 5.9% in the second quarter of 2013.

During the second quarter of 2014, the Company recorded approximately $1.1 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.8 million in the second quarter of 2013. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 92.1% of revenue during the second quarter of 2014, compared with 88% in the second quarter of 2013. Revenue from the three largest customers during the second quarter of 2014 was $17.4, $7.3 and $6.4 million representing 30%, 12.7% and 11% respectively of total revenue for the second quarter of 2014. This compares with revenues from the largest customer during the second quarter of 2013 which was $24.3 million, representing 37.5% of total revenue for the second quarter of 2013. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2014, 66.9% of our revenue was attributable to production from our operations in Mexico, 19.7% in Asia and 13.4% in the US. During the second quarter of 2013, 65.7% of our revenue was attributable to production from our operations in Mexico, 16.7% in Asia, 9.4% in the US and 8.2% in Canada.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue. The Company was informed during the second quarter by a significant customer that the manufacturing of some of their products will move to a third party in 2015.  The Company expects that revenue from new customer wins to date in 2014 will more than offset the impact of this revenue decrease in 2015.

Gross Profit

Gross profit for the second quarter of 2014 increased by $4.5 million to $5.8 million or 10% of revenue compared with 2.0% of revenue for the same period in 2013. This was due in part to certain charges amounting to $1.2 million that were incurred for three months ended June 30, 2013 related to material adjustments, scrap inventory charges and additional inventory reserves that were not incurred for three months ended June 29, 2014. In addition, due to improved manufacturing efficiencies, material scrap rates were lower for three months ended June 29, 2014 compared to the same period in the prior year. In addition, due to restructuring efforts, direct and factory overhead labor costs were reduced for the three months ended June 29, 2014 compared to the same period in the prior year which resulted in improved gross profit margins. The increase in gross profit was also due to an unrealized foreign exchange gain of $0.8 million on outstanding forward exchange contracts compared to an unrealized loss of $2.1 million for the same period in 2013.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the second quarter of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $0.3 million. Included in cost of sales for the second quarter of 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $2.1 million, and a realized gain of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.1 million during the second quarter of 2014 to $4.5 million compared to $5.6 million in 2013. As a percentage of sales this represented an decrease to 7.8% from 8.6% in the second quarter of 2013. The decrease was mainly due to non-recurring charges incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million.

Sale of property, plant and equipment

During the three months ended June 29, 2014, no gain on sale of property plant and equipment was recognized (June 30, 2013 - $0.1 million gain). The gain was recognized in prior year as a result of the sale of select pieces of equipment related to the closure of the Markham production facility.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. The final payment was made in the fourth quarter of 2013, and therefore no additional charges were incurred for the three months ended June 29, 2014 compared to a loss of $0.3 million recorded for the three months ended June 30, 2013 as the contingent liability was increased.

Restructuring Charges

For the three months ended June 29, 2014, total restructuring charges of $0.5 million were recorded relating to restructuring charges of $0.3 million recorded related to the replacement of approximately 19 full-time equivalent employees (“FTEs”) in Markham that were replaced in Mexico as part of the 2014 Plan. In addition, approximately 50 FTEs were severed in Mexico which resulted in additional restructuring charges of $0.2 million.

Restructuring charges of $0.7 million were incurred for the same period in 2013 related to the 2012 Plan.

Interest Expense

Interest expense increased from $0.4 million in the second quarter of 2013 to $0.5 million in the second quarter of 2014. The increase of $0.1 million primarily resulted from increased interest rates offset by a lower average debt balance. Interest expense in the second quarter of both 2014 and 2013 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 4.9% and 3.5% for each of the second quarters of 2014 and 2013, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.3 million in the second quarter of 2014 compared to $0.4 million for the same period in 2013 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

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

Liquidity

Net cash used from operating activities during the three months ended June 29, 2014 was $1.1 million compared to cash provided from operating activities of $9.5 million for the three months ended June 30, 2013. This was driven by greater reductions in working capital related to Accounts Receivable and Inventory for the same quarter in the prior year compared to increases in the current year. Accounts Receivable and Inventory balances increased over balances from the first quarter of 2014 which contributed to cash used from operating activities partially offset by cash provided from an increase in Accounts Payable over prior quarter. Accounts receivable days sales outstanding were 47 and 45 days for the three months ended June 29, 2014 and June 30, 2013, respectively. The increase was largely due to timing of cash collections at the quarter end. Inventory turnover, on an annualized was consistent at five times for the three months ended June 29, 2014 and the three months ended June 30, 2013. Accounts payable days outstanding were 62 days for the three months ended June 29, 2014 compared to 53 days for the same period in 2013 due to timing of payments at quarter end.

Net cash provided by financing activities during the three months ended June 29, 2014 was $1.2 million compared to cash used by financing activities of $9.6 million for the three months ended June 30, 2013. During the three months ended June 29, 2014, the Company increased the revolving debt by $1.9 million, compared to a reduction of $7.7 million during the same period in 2013. For the three months ended June 29, 2014 the Company did not generate any proceeds from the issuance of stock from executive option exercises, and repaid capital lease obligations of $0.6 million in addition to paying $0.1 million in deferred financing fees. During the three months ended June 30, 2013, the Company generated $0.01 million in proceeds from the issuance of stock from executive option exercises, repaid capital lease obligations of $0.5 million and made repayments on the term facility of $1.2 million in addition to making contingent consideration payments of $0.3 million.

Net cash used in investing activities during the three months ended June 29, 2014 and June 30, 2013 was $0.6 million and $0.7 million, respectively, consisting of additions of property, plant and equipment offset by proceeds on sale of property, plant and equipment for the three months ended June 29, 2014 and June 30, 2013 of $0.01 million and $0.4 million, respectively.

Six months ended June 29, 2014 compared with six months ended June 30, 2013:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended June 29, 2014		Six months ended June 30, 2013		Change 2014 to 2013
	$	%	$	%	$	%
Revenue	$116.0	100.0%	$130.3	100.0%	$(14.3)	(11.0% )
Cost of sales	105.8	91.2	122.1	93.7	(16.2)	(13.3)
Gross profit	10.2	8.8	8.2	6.3	1.9	22.9
Selling, general and administrative expenses	8.7	7.5	10.0	7.7	(1.3)	(13.0)
Gain from sale of property, plant and equipment	—	7.5	(0.1)	(0.1)	0.1	100
Contingent consideration	—	7.5	0.3	0.2	(0.3)	(100)
Restructuring charges	1.2	1.0	1.2	0.9	—	—
Operating earnings (loss)	0.3	0.3	(3.2)	(2.5)	3.5	109.4
Interest expense	0.9	0.8	0.8	0.6	0.1	12.5
Loss before income taxes	(0.6)	(0.5)	(4.0)	(3.1)	3.5	85.4
Income tax expense
Current	0.5	0.4	0.8	0.6	(0.3)	(37.5)
Deferred	—	0.0	—	0.0	—	—
	0.5	0.4	0.8	0.7	(0.3)	(37.5)
Net loss	$(1.1)	(0.9% )	$(4.8)	(3.7% )	$3.8	77.6%

Revenue

Revenue decreased by $14.3 million, or 11.0%, from $130.3 million for the first half of 2013 to $116.0 million for the first half of 2014. The decrease in revenue is mainly due to decreased volume from one long standing customer in addition to the closure of the Markham production facility, which resulted in disengagement with some customers. This decrease in revenue was partially offset by volume increases with two customers. Revenue decreased by $10.6 million related to one long standing customer and an additional reduction of $7.7 million was the result of three customer disengagements due to the closure of the Markham production facility. The remainder of the variance was due to volume increases and decreases with a number of customers.

During the first half of 2014, revenue from the industrial sector decreased to $85.3 million compared with $102.8 million for the same period in 2013, mainly due to the decreased volume from one long standing customer and the customer disengagements following the closure of the Markham production facility. Revenue from the industrial sector as a percentage of total revenue decreased to 73.5% in the first half of 2014 compared with 78.9% in the first half of 2013.

Revenue from the communications sector increased to $11.1 million for the first half of 2014 compared to $8.2 million in 2013, which represented 9.5% of revenue in the first half of 2014, compared with 6.3% of revenue in the first half of 2013. The increase was primarily related to increased volume from two customers which was partially offset by decrease volume from one customer.

Revenue from the networking and enterprise computing sector increased to $13.9 million for the first half of 2014 compared to $12.0 million in 2013, which represented 12.0% of revenue in the first half of 2014, up from 9.2% of revenue in the first half of 2013. The increase was due to increased volumes from two customers, partially offset by a decreased volume from one customer.

Revenue for the medical sector decreased to $5.8 million in the first half of 2014, compared to $7.3 million in the first half of 2013 due to decreased volume from one customer. Revenue from the medical sector as a percentage of total revenue decreased in the first half of 2014 to 5.0% of revenue compared to 5.6% in 2013.

During the first half of 2014, the Company recorded approximately $2.4 million of sales of raw materials inventory to customers, which carried no margin, compared with $3.5 million in the first half of 2013. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 92.3% of revenue from continuing operations during the first half of 2014, compared with 88.5% in the first half of 2013. Revenue from the three largest customers during the first half of 2014 was $38.3 million, $15.2 million and 11.7 million, representing 33%, 13.1% and 10.1% of total revenue for the first half of 2014, respectively. Revenue from the two largest customers during the first half of 2013 was $48.9 million and $13.1 million, representing 37.5% and 10.1% of total revenue for the first half of 2013, respectively. No other customers represented more than 10% of revenue in either period.

During the first six months of 2014, 66.5% of our revenue was attributable to production from our operations in Mexico, 20.4% in Asia and 13.1% in the US. During the first half of 2013, 66.5% of our revenue was attributable to production from our operations in Mexico, 15.5% in Asia, 10.3% in the US and 7.7% in Canada.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time to time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our larger product lines manufactured for any one of our customers, we could experience declines in revenue. The Company was informed during the second quarter by a significant customer that the manufacturing of some of their products will move to a third party in 2015.  The Company expects that revenue from new customer wins to date in 2014 will more than offset the impact of this revenue decrease in 2015.

Gross Profit

Gross profit for the first half of 2014 increased by $1.9 million to $10.2 million or 8.8% of revenue compared with 6.3% of revenue for the same period in 2013. This was due in part to certain charges amounting to $1.2 million that were incurred for six months ended June 30, 2013 related to material adjustments, scrap inventory charges and additional inventory reserves that were not incurred for six months ended June 29, 2014. In addition, due to restructuring efforts, direct and factory overhead labor costs were reduced throughout the six months period ended June 29, 2014 compared to the same period in the prior year which resulted in improved gross profit margins. In addition, due to improved manufacturing efficiencies, material scrap rates were lower for six months ended June 29, 2014 compared to the same period in the prior year. The increase in gross profit margin was also due to the net foreign exchange gain of $0.1 million on realized forward contracts settled in the first half of the 2014 and unrealized outstanding forward contracts as at June 29, 2014 compared to a net loss of $0.5 million for the same period in 2013. The Company adjusts for estimated obsolete or excess inventory for the difference between the cost of inventory and estimated realizable value based upon customer forecasts, shrinkage, the aging and future demand of the inventory, past experience with specific customers and the ability to sell back inventory to customers or suppliers. If these estimates change, additional write-downs may be required.

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first half of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.9 million, and a realized loss of $0.8 million. Included in cost of sales for the first half of 2013 was an unrealized loss of $1.1 million as a result of revaluing the instruments to fair value of a nominal amount, and a realized gain of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.3 million during the first half of 2014 to $8.7 million. As a percentage of sales, selling, general and administrative expenses has decreased to 7.5% from 7.7% in the first half of 2013. The decrease was mainly due to charges of $1.2 million incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million that were not incurred in the first half of 2014. There were reduced administrative labor charges and sales and marketing, but these reductions in the first half of 2014 were partially offset by increased expenditures related to professional fees and travel incurred related to the investigation and remediation of the book to physical adjustment identified during the 2013 year end physical inventory count adjustment in Mexico.

Sale of property, plant and equipment

During the six months ended June 29, 2014, no gain on sale of property plant and equipment was recognized (June 30, 2013 - $0.1 million gain). The gain was recognized in prior year as a result of the sale of select pieces of equipment related to the closure of the Markham production facility.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. The final payment was made in the fourth quarter of 2013, and therefore no additional charges were incurred for the six months ended June 29, 2014 compared to a loss of $0.3 million recorded for the six months ended June 30, 2013 as the contingent liability was increased.

Restructuring Charges

For the six months ended June 29, 2014, total restructuring charges of $1.2 million were recorded. Restructuring charges of $0.3 million were recorded related to the replacement of approximately 19 FTEs in Markham that were replaced in Mexico as part of the 2014 Plan. In addition, approximately 340 FTEs were severed in Mexico which resulted in additional restructuring charges of $0.9 million.

Restructuring charges of $1.2 million were incurred for the same period in 2013 related to the 2012 Plan due to the closure of the Markham production facility.

Interest Expense

Interest expense increased from $0.8 million in the first half of 2013 to $0.9 million for the first half of 2014. The increase of $0.1 million was primarily the result of higher interest rates slight offset by lower average debt balances. Interest expense in both the first halves of 2014 and 2013 included amortization of deferred financing fees of $0.2 million. The weighted average interest rates with respect to the debt were 4.5% for the first half of 2014 and 3.4% for the first half of 2013.

Income Tax Expense

The Company recorded income tax expense of $0.5 million in the second quarter of 2014 compared to $0.8 million for the same period in 2014 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

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

Liquidity

Net cash provided from operating activities during the six months ended June 29, 2014 was $0.4 million compared to cash used in operating activities of $2.5 million for six months ended June 30, 2013 driven by working capital changes. Increases in Inventory balances were offset by increases in Accounts Payable, and reductions in Accounts Receivable for the six months ended June 29, 2014. Accounts receivable days sales outstanding were 47 and 45 days for the six months ended June 29, 2014 and June 30, 2013, respectively. The increase was largely due to timing of receivable collections at the quarter end. Inventory turnover, on an annualized basis remained stable at 5 times for the first half of 2014 and 2013. Accounts payable days outstanding were 61 days at the end of the first six months of 2014 compared to 55 days for the same period in 2013 due to timing of payments at quarter end.

Net cash provided by financing activities during the six months ended June 29, 2014 was $0.4 million compared to $4.2 million in the six months ended June 30, 2013. During the six months ended June 29, 2014, the Company increased revolving debt by $1.5 million, compared to an increase of $7.2 million during the same period in 2013. The Company made principal payments for capital leases of $1.0 million for the six months ended June 29, 2014 compared to $1.1 million for the same period in prior year. The Company made payments of $0.1 million for deferred financing charges for the six months ended June 29, 2014. The Company generated $0.01 million in proceeds from the issuance of stock from executive option exercises for the six months ended June 30, 2013 in addition to repayments on the term facility of $2.3 million and contingent consideration payments of $0.5 million that were not made for the same period in 2014.

Net cash used in investing activities during the six months ended June 29, 2014 and June 30, 2013 was $0.8 million and $1.3 million, respectively, consisting of additions of property, plant and equipment partially offset by proceeds on the sale of property, plant and equipment of $0.01 million and $0.4 million in 2014 and 2013, respectively.

Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facility, which expires on January 2, 2015. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements. In the future, cash may also be used for strategic purposes.

During the six months ended June 29, 2014, one new lease agreement was signed.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our credit facilities bear interest at floating rates. The weighted average interest rate incurred on debt for the six month period ended June 29, 2014 was 4.5%. At June 29, 2014, the interest rate on our U.S. revolving credit facility is 5.0% based on the U.S. prime rate plus one and three quarters of a percent.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, the Company seeks to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso by entering into forward foreign exchange contracts. The strengthening of the Canadian dollar and Mexican peso is expected to result in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

To remediate the material weakness referenced above and improve the Company’s internal control over financial reporting, management established a remediation plan focused on five key areas related to inventory transaction control and processes. This remediation plan commenced during the first quarter of 2014 with the intent of establishing new processes and controls and training the appropriate levels of staff. In addition, management has implemented procedures to ensure a proper review of Company forecasts and underlying assumptions used in assessing the deferred tax asset to ensure they are internally consistent with those used for other purposes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than those changes arising out of the Company’s remediation of the material weaknesses discussed above.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 29, 2013. The risk factor below was disclosed on the Form 10-K and have been revised to provide updated information as of June 29, 2014.

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

Our three largest customers represented 30.0%, 12.7% and 11.0% of total revenue for the three months ended June 29, 2014. For the first three months ended June 29 2014, our top ten largest customers collectively represented 92.1% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations. As disclosed under Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company was informed during the second quarter by a significant customer that the manufacturing of some of their products will move to a third party in 2015.  The Company expects that revenue from new customer wins to date in 2014 will more than offset the impact of this revenue decrease in 2015.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman
Title:	President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Jim Currie
Name:	Jim Currie
Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2014

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2014.

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