Form 10-Q
period 2014-09-28
SMTC CORP
filed 2014-11-07
CIK 1108320

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

As of November 3, 2014, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Unaudited Notes to Interim Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	26

PART II OTHER INFORMATION		26

Item 1A	Risk factors	26

Item 6	Exhibits	28

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash	$2,840	$3,295
Accounts receivable—net (note 3)	28,344	30,821
Inventories (note 3)	37,241	36,776
Prepaid expenses	1,065	1,632
Income taxes receivable	472	472
Current portion of deferred income taxes (note 6)	1,486	1,486
	71,448	74,482
Property, plant and equipment—net (note 3)	18,135	18,219
Deferred financing costs—net (note 3)	98	275
Deferred income taxes (note 6)	786	818
	$90,467	$93,794
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,234	$33,231
Accrued liabilities (note 3)	6,294	6,443
Income taxes payable	432	775
Revolving credit facility (note 4)	21,747	20,222
Current portion of capital lease obligations	1,114	1,482
	59,821	62,153
Capital lease obligations	1,016	519

Shareholders’ equity:
Capital stock (note 5)	390	390
Additional paid-in capital	263,900	263,732
Deficit	(234,660)	(233,000)
	29,630	31,122
	$90,467	$93,794

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue	$55,528	$72,893	$171,535	$203,236
Cost of sales (note 10)	50,794	67,055	156,637	189,203
Gross profit	4,734	5,838	14,898	14,033
Selling, general and administrative expenses	4,479	4,533	13,226	14,602
Gain (loss) on sale of property, plant and equipment	23	—	23	(101)
Contingent consideration	—	—	—	250
Restructuring charges (note 9)	187	289	1,366	1,443
Operating earnings (loss)	45	1,016	283	(2,161)
Interest expense (note 3)	470	432	1,337	1,261
Earnings (loss) before income taxes	(425)	584	(1,054)	(3,422)
Income tax expense (recovery) (note 6)
Current	129	(35)	574	811
Deferred	34	—	32	(16)
	163	(35)	606	795
Net earnings (loss), and comprehensive income (loss)	(588)	619	(1,660)	(4,217)
Earnings (loss) per share of common stock:
Basic
Basic	$(0.04)	$0.04	$(0.10)	$(0.26)
Diluted	$(0.04)	$0.04	$(0.10)	$(0.26)
Weighted average number of shares outstanding (note 7):
Basic	16,417,276	16,360,860	16,417,274	16,350,359
Diluted	16,417,276	16,390,378	16,417,274	16,350,359

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 28, 2014 and September 29, 2013

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013	$390	$263,732	$(233,000)	$31,122
Stock-based compensation	—	168	—	168
Net loss	—	—	(1,660)	(1,660)
Balance, September 28, 2014	$390	$263,900	$(234,660)	$29,630

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 30, 2012	$389	$263,424	$(221,105)	$42,708
Stock-based compensation	—	140	—	140
Exercise of stock options	—	11	—	11
Net loss	—	—	(4,217)	(4,217)
Balance, September 29, 2013	$389	$263,575	$(225,322)	$38,642

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cash provided by (used in):
Operations:
Net earnings (loss)	$(588)	$619	$(1,660)	$(4,217)
Items not involving cash:
Depreciation	1,028	901	3,135	2,818
Unrealized (gain) loss on derivative financial instrument (note 10)	753	(139)	(136)	965
Loss (gain) on sale of property, plant and equipment	23	—	23	(101)
Deferred income taxes	34	—	32	(16)
Non-cash interest	137	101	377	286
Stock-based compensation	63	(41)	168	140
Contingent consideration	—	—	—	250
Change in non-cash operating working capital:
Accounts receivable	2,164	(7,317)	2,477	(3,346)
Inventories	1,955	102	(465)	5,790
Prepaid expenses	347	131	567	813
Income taxes receivable/payable	8	(162)	(343)	(143)
Accounts payable	(5,446)	4,795	(3,077)	(6,389)
Accrued liabilities	115	(1,817)	(153)	(2,127)
	593	(2,827)	945	(5,277)
Financing:
Increase (decrease) in revolving debt	(3)	5,328	1,525	12,574
Repayment of term facility	—	(1,158)	—	(3,473)
Principal payment of capital lease obligations	(560)	(623)	(1,574)	(1,767)
Proceeds from sales leaseback	—	—	—	988
Payment of contingent consideration	—	(234)	—	(798)
Payment of financing fees	(100)	(50)	(200)	(100)
Proceeds from issuance of common stock	—	—	—	11
	(663)	3,263	(249)	7,435
Investing:
Purchase of property, plant and equipment	(339)	(899)	(1,181)	(2,241)
Proceeds from sale of property, plant and equipment	20	—	30	406
	(319)	(899)	(1,151)	(1,835)
Increase (decrease) in cash	(389)	(463)	(455)	323
Cash, beginning of period	3,229	2,989	3,295	2,203
Cash, end of the period	$2,840	$2,526	$2,840	$2,526

Supplemental Information
Cash interest paid	$367	$325	$1,028	$990
Cash taxes paid – net	$175	$185	$931	$914
Property, plant and equipment acquired through capital lease	$—	$—	$1,703	$1,356
Non-cash capital expenditures included in accounts payable or accrued liabilities	$220	$75	$220	$75

See accompanying notes to interim consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal year ended December 29, 2013, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014, except as described in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the results for interim period under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Form 10-K.

2.	Recent accounting pronouncements

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11, which was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, provides guidance on the financial statement presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 had no impact on our unaudited interim consolidated financial statements.

In May 2014, the FASB published a new standard on revenue recognition, ASC Topic 606: Revenue from Contracts with Customers. The standard is the result of a convergence project with the International Accounting Standards Board. The new standard provides a framework that replaces existing revenue recognition guidance by moving away from the industry and transaction-specific requirements under US GAAP. The standard is effective for annual periods beginning on or after December 16, 2016, including interim periods within that reporting period. The Company will adopt ASC 606 in its financial statements for the interim and annual period beginning on December 25, 2016. The extent of the impact of adoption of the standard has not yet been determined.

In June 2014, the FASB published a new standard on share-based payments, ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The extent of the impact of adoption of the standard has not yet been determined.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated balance sheets

Accounts receivable – net:

	September 28, 2014	December 29, 2013
Accounts receivable	$28,674	$31,091
Allowance for doubtful accounts	(330)	(270)
Accounts receivable—net	$28,344	$30,821

Inventories:

	September 28, 2014	December 29, 2013
Raw materials	$26,846	$28,583
Work in process	5,368	3,078
Finished goods	3,862	3,849
Parts	1,165	1,266
Inventories	$37,241	$36,776

Property, plant and equipment – net:

	September 28, 2014	December 29, 2013
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	31,376	29,505
Office furniture and equipment	1,678	1,658
Computer hardware and software (b)	5,720	5,153
Leasehold improvements (c)	2,420	2,292
	52,720	50,134
Less accumulated depreciation:
Land	—	—
Buildings	(7,151)	(6,794)
Machinery and equipment (a)	(19,929)	(18,409)
Office furniture and equipment	(1,467)	(1,369)
Computer hardware and software (b)	(4,605)	(4,119)
Leasehold improvements (c)	(1,433)	(1,224)
	(34,585)	(31,915)
Property, plant and equipment—net	$18,135	$18,219

(a)

Included within machinery and equipment were assets under capital leases with costs of $4,593 and $5,194 as at September 28, 2014, and December 29, 2013, respectively, and associated accumulated depreciation of $1,212 and $1,624 as of September 28, 2014 and December 29, 2013, respectively. The related depreciation expense for the three months ended September 28, 2014 and September 29, 2013 was $197 and $181, respectively. The related depreciation expense for the nine months ended September 28, 2014 and September 29, 2013 was $537 and $588, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $503 and $481 as at September 28, 2014 and December 29, 2013, respectively and associated accumulated depreciation of $385 and $266 as at September 28, 2014, and December 29, 2013, respectively. The related depreciation expense for the three months ended September 28, 2014 and September 29, 2013 was $35 and $37, respectively. The related depreciation for the nine months ended September 28, 2014 and September 29, 2013 was $119 and $104, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $73 as at September 28, 2014 and December 29, 2013, and associated accumulated depreciation of $38 and $27 as at September 28, 2014, and December 29, 2013, respectively. The related depreciation expense for the three and nine months ended September 28, 2014 and September 29, 2013 was $4 and $11, respectively.

Deferred financing costs:

	September 28, 2014	December 29, 2013
Deferred financing costs	$1,696	$1,496
Accumulated amortization	(1,598)	(1,221)
	$98	$275

Accrued liabilities:

	September 28, 2014	December 29, 2013
Customer related	$1,158	$943
Payroll	3,564	3,666
Professional services	675	611
Vendor related	293	36
Restructuring (note 9)	24	630
Other	580	$557
Accrued liabilities	$6,294	$6,443

Consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Term facility	$—	$15	$—	$76
Revolving credit facility	282	267	834	746
Non-cash interest	137	101	377	286
Obligations under capital leases	51	49	126	153
Interest expense	$470	$432	$1,337	$1,261

4.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (collectively, “PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years. On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. With the closure of the Markham production facility in 2013, there were no longer Canadian collateral balances in the form of receivables and inventory and as such the amendment removes the PNC Canada branch as a lender under the Loan Agreement. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is opportunity to reduce the interest rate to US base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

At September 28, 2014, $21,747 (December 29, 2013 - $20,222) was outstanding under the facility and is classified as a current liability based on the terms of the PNC Facility. At September 28, 2014, there was a Canadian dollar denominated credit balance of $3,458. At December 29, 2013, there was a Canadian dollar denominated debit balance of $618. Subsequent to the quarter ended September 28, 2014, the balances in the Canadian facilities were repaid.

The maximum amount of funds available under the PNC Facility is $40 million. Availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions which are not objectively determinable. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

The PNC Facility is a joint and several obligation of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility is collateralized by the assets of the Company and by the assets and of each of the Company’s subsidiaries.

(b) Covenants

The PNC Facility agreement contains certain financial and non-financial covenants.

The Company is in compliance with the financial covenants included in the PNC Facility as of September 28, 2014.

The financial covenants require the Company to maintain minimum fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facility).  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for three months ending September 28, 2014, six months ending December 28, 2014, nine months ending March 29, 2015 and twelve months ending June 28, 2015 and thereafter on a rolling twelve month basis until December 31, 2017.  Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the lender.

5.	Capital stock

Common shares

Issued and outstanding:

 The issued and outstanding number of common shares included in shareholders’ equity consisted of the following as of September 28, 2014:

	Number of shares	$
Common Stock
Common shares:
Balance at December 29, 2013	16,417,256	$390
Exchangeable shares converted to common stock	20	—
Balance at September 28, 2014	16,417,276	$390
Total Common stock	16,417,276	$390

Stock options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements included in the Form 10-K. During the nine month period ended September 28, 2014, no options were granted to employees. A summary of stock option activity for the nine month period ended September 28, 2014 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2013	435,000	$2.50
Options forfeited or cancelled	(25,000)	$2.38
Outstanding at September 28, 2014	410,000	$2.51	$—	3.1
Exercisable at September 28, 2014	278,336	$2.54	$—	3.1

During the three month periods ended September 28, 2014 and September 29, 2013, the Company recorded stock-based compensation expense (recovery) and a corresponding increase (recovery) in additional paid-in capital of $28 and ($41), respectively. During the nine month periods ended September 28, 2014 and September 29, 2013, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $82 and $140, respectively. At September 28, 2014, compensation expense of $261 related to non-vested stock options had not been recognized.

Restricted Stock Units

Restricted Stock Units are issued under the 2010 Incentive Plan as previously disclosed in the Form 10-K and previous filings with the SEC. The Restricted Stock Units are valued at the closing share price on the date the units are granted. The Restricted Stock Units generally vest on the third anniversary date of the grant.

During the three month period ended September 28, 2014, 12,000 restricted stock units were granted at a stock price of $1.86.

During the three month periods ended of September 28, 2014 and September 29, 2013 stock based compensation of $35 and $0 was recognized and a corresponding increase to paid-in capital, respectively related to the restricted stock units. During the nine months period ended of September 28, 2014 and September 29, 2013, stock based compensation of $86 and $0 was recognized and a corresponding increase to paid-in capital, respectively related to the restricted stock units.

There were 220,989 restricted stock units outstanding at September 28, 2014 with a weighted average stock price of $2.14. There were no restricted stock units issued during 2013 or outstanding as at December 29, 2013.

6.	Income taxes

At September 28, 2014 and December 29, 2013, the Company had gross unrecognized tax benefits of $246 and $274, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The change during the period relates to foreign exchange revaluation of existing uncertain tax positions. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

Tax years 2009 to 2013 remain open for review by the tax authorities in Canada, United States and Mexico.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $71 and $73 accrued for interest and penalties as of September 28, 2014 and December 29, 2013, respectively. The change is primarily due to the recording of incremental interest on existing uncertain positions for the period net of foreign exchange revaluation.

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

7.     Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Basic weighted average shares outstanding	16,417,276	16,360,860	16,417,274	16,350,359
Dilutive stock options (a) (b)	—	29,518	—	—
Diluted weighted average shares outstanding	16,417,276	16,390,378	16,417,274	16,350,359

(a)

For the three months and nine months ended September 28, 2014, as a result of the net loss, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)

For the three months ended September 29, 2013, as a result of net earnings from continuing operations, dilutive options were determined using the treasury stock method, using an average share price of $1.91 per share. As a result of the net loss for the nine months ended September 29, 2013, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, the impact of dilutive stock options would have been calculated as 45,088 for the nine months ended September 29, 2013.

8.	Segmented information

General description

The Company is operated and managed geographically and has facilities in the United States, Canada, Mexico and China. The Company ceased production at the Canadian facility at the end of the second quarter of 2013. The Company monitors the performance of its geographic operating segments based on adjusted EBITDA (earnings before restructuring charges, loss on extinguishment of debt, acquisition costs, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on forward contracts). Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes revenue to the reportable segment that ships the product to the customer. Information about the reportable segments is as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues
Mexico	$37,122	$50,279	$114,824	$142,700
Asia	14,120	19,816	44,809	43,499
Canada	—	396	—	13,099
U.S.	12,132	13,327	38,673	35,553
Total	$63,374	$83,818	$198,306	$234,851
Intersegment revenue
Mexico	$(112)	$(170)	$(619)	$(5,225)
Asia	(2,648)	(3,323)	(9,672)	(7,555)
Canada	—	—	—	(2,539)
U.S.	(5,086)	(7,432)	(16,480)	(16,296)
Total	$(7,846)	$(10,925)	$(26,771)	$(31,615)
Net external revenue
Mexico	$37,010	$50,109	$114,205	$137,475
Asia	11,472	16,493	35,137	35,944
Canada	—	396	—	10,560
U.S.	7,046	5,895	22,193	19,257
Total	$55,528	$72,893	$171,535	$203,236
Adjusted EBITDA
Mexico	$1,003	$844	$618	$2,168
Asia	1,033	1,632	3,655	2,502
Canada	8	(480)	(44)	(2,036)
U.S.	(31)	71	419	431
Total	$2,013	$2,067	$4,648	$3,065
Interest	470	432	1,337	1,261
Restructuring charges	187	289	1,366	1,443
Depreciation	1,028	901	3,135	2,818
Unrealized foreign exchange (gain) loss on forward contracts	753	(139)	(136)	965
Earnings (loss) before income taxes	$(425)	$584	$(1,054)	$(3,422)

Additions and Disposals to Property, Plant and Equipment

The following table contains additions and disposals to property, plant and equipment for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Mexico	$393	$892	$2,658	$1,813
Asia	(31)	5	8	426
Canada	23	(21,021)	135	(22,234)
U.S.	(327)	51	(215)	242
Total	$58	$(20,073)	$2,586	$(19,753)

Long-lived assets (a)

	September 28, 2014	December 29, 2013
Mexico	$12,953	$12,236
Asia	3,051	3,534
Canada	288	399
U.S.	1,843	2,050
Total	$18,135	$18,219

(a)	Long-lived assets information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 28, 2014 and September 29, 2013:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
U.S.	$45,924	$61,336	$149,255	$165,758
Canada	7,729	8,981	17,462	27,759
Europe	—	47	284	2,852
Asia	1,875	2,524	4,530	6,832
Mexico	—	5	4	35
Total	$55,528	$72,893	$171,535	$203,236

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

During the three months ended September 28, 2014, three customers individually comprised 27.8%, 13.8% and 10.6% (September 29, 2013 – two customers individually comprised 40.1% and 12.2%) of total revenue across all geographic segments. During the nine months ended September 28, 2014 three customers individually comprised 31.3%, 13.4% and 10.3% (September 29, 2013 – two customers individually comprised 38.4% and 10.8%) of total revenue across all geographic segments. No other customers represented more than 10% of revenue. As of September 28, 2014, the three customers with revenues in excess of 10% represented 19.8%, 16.4% and 6.3%, respectively, (as of December 29, 2013, these customers represented 22.3%, 17.7% and 3.7%, respectively) of the Company’s accounts receivable.

9.	Restructuring charges

 In the first quarter of 2014, additional restructuring charges of $670 were incurred as a result of the approved 2014 Plan whereby 290 full-time equivalent employees (“FTEs”) were impacted in the Mexican facility.

For the three months ended June 29, 2014, restructuring charges of $296 were recorded related to elimination of approximately 19 FTE positions in Markham that were replaced in Mexico as part of the 2014 Plan. In addition, approximately 50 FTEs were severed in Mexico which resulted in additional restructuring charges of $194. Remaining charges of $19 related to restructuring charges in Asia representing 13 FTEs.

For the three months ended September 29, 2014, additional restructuring charges of $187 were incurred related to 78 FTE’s in Mexico and 13 FTE’s in Asia as approved by the 2014 Plan.

The following table details the change in restructuring accrual for the period from December 29, 2013 to September 28, 2014, relating to the 2014 Plan:

	Severance	Facility exit costs	Total
2014 Plan
Balance as at December 29, 2013	$—	$—	$—
Charges	670	—	670
Payments	(670)	—	(670)

Balance as at March 30, 2014	$—	$—	$—

Charges	509	—	509
Payments	(397)	—	(397)

Balance as at June 29, 2014	$112	$—	$112
Charges	187	—	187
Payments	(275)	—	(275)

Balance as at September 28, 2014	$24	$—	$24

10.	Derivative financial instruments

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for the balance of fiscal 2014 and the first nine months of fiscal 2015, and Mexican peso denominated payroll, rent and utility cash flows for the balance of fiscal 2014 and the first nine months of fiscal 2015. These contracts were effective economic hedges but did not meet the requirements for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table (Expressed in thousands of Canadian dollars and Mexican pesos) presents a summary of the outstanding foreign currency forward contracts as at September 28, 2014:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,400	$5,882
Mexican Peso	Buy	MXN 325,203	$24,391

The unrealized loss recognized in earnings for the three month period as a result of revaluing the instruments to fair value on September 28, 2014 was $753 (September 29, 2013 – unrealized gain $139), and the unrealized gain for the nine month period ended September 28, 2014 was $136 (September 29, 2013 – unrealized loss $965), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on these contracts for the three months period ended September 28, 2014 was $90 (September 29, 2013 – realized gain $19), and the realized loss for the nine month period ended September 28, 2014 was $863 (September 29, 2013 –realized gain $655), and is included as a component of cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The following table presents the fair value of the Company’s derivative instruments located on the consolidated balance sheet as at September 28, 2014:

	September 28, 2014	December 29, 2013
Prepaid expenses and other assets	$—	$—
Accrued liabilities	(340)	(476)
Net fair value of derivative financial instruments	$(340)	$(476)

11.	Comparative Consolidated Financial Statements

Certain prior quarter figures have been reclassified in the interim consolidated financial statements to comply with the presentation for the quarter ended September 28, 2014.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities are located in the United States, Mexico, and China, with approximately 1,500 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market sectors.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 28, 2014 compared with the quarter ended September 29, 2013:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 28, 2014		Three months ended September 29, 2013		Change 2014 to 2013
	$	%	$	%	$	%
Revenue	$55.5	100.0%	$72.9	100.0%	$(17.4)	(23.9%	)
Cost of sales	50.8	91.5%	67.1	92.0%	(16.3)	(24.3%	)
Gross profit	4.7	8.5%	5.8	8.0%	(1.1)	(19.0%	)
Selling, general and administrative expenses	4.4	7.9%	4.5	6.2%	(0.1)	(2.2%	)
Restructuring charges	0.2	0.4%	0.3	0.4%	(0.1)	(33.3%	)
Operating earnings	0.1	0.1%	1.0	1.4%	(0.9)	(90%	)
Interest expense	0.5	0.9%	0.4	0.5%	(0.1)	(25%	)
Earnings (loss) before income taxes	(0.4)	(0.7% )	0.6	0.8%	(1.0)	(167%	)
Income tax expense
Current	0.2	0.4%	—	0.0%	0.2	0.0%
Deferred	—	—	—	—	—	—
Net earnings (loss)	$(0.6)	(1.1% )	$0.6	0.8%	$(1.2)	(200.0%	)

Revenue

Revenue decreased by $17.4 million, or 23.9%, from $72.9 million for the third quarter of 2013 to $55.5 million for the third quarter of 2014. While revenue increased related to a number of customers, these were offset by reduced volumes pertaining to three long standing customers. During the third quarter of 2014, revenue from the industrial sector decreased to $39.5 million compared with $55.8 million for the same period in 2013, mainly due to decreased volumes pertaining to two customers, which was partially offset by volume increases from two customers and one new customer. Revenue from the industrial sector as a percentage of total revenue decreased to 71.2% in the third quarter of 2014 compared with 76.5% in the third quarter of 2013.

Revenue from the communications sector increased in the third quarter of 2014 to $7.4 million compared to $4.7 million for the third quarter of 2013. The increase was primarily the result of volume increases with one customer in addition to revenue from two new customers, which was partially offset by volume decreases with two customers. As a percentage of total revenue this sector increased to 13.3% of revenue compared to 6.5% in the third quarter in 2013.

Revenue from the networking and enterprise computing sector decreased to $5.7 million for the third quarter of 2014 compared with $8.8 million in 2013, which represented 10.3% of revenue in the third quarter of 2014, down from 12.1% of revenue in the third quarter of 2013. The decrease was due to volume decreases with two customers.

Revenue for the medical sector decreased to $2.9 million in the third quarter of 2014, compared to $3.6 million in the third quarter of 2013 due to the decrease in demand from one customer. Revenue from the medical sector as a percentage of total revenue increased to 5.2% in the third quarter of 2014 compared with 4.9% in the third quarter of 2013.

During the third quarter of 2014, the Company recorded approximately $0.7 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.3 million in the third quarter of 2013. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 89.9% of revenue during the third quarter of 2014, compared with 92.8% in the third quarter of 2013. Revenue from the three largest customers during the third quarter of 2014 was $15.5 million, $7.7 million and $5.9 million representing 27.8%, 13.8% and 10.6% respectively of total revenue for the third quarter of 2014. This compares with revenues from the two largest customers during the third quarter of 2013 which were $29.2 million and $8.9 million, representing 40.1% and 12.2% respectively of total revenue for the third quarter of 2013. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2014, 66.6% of our revenue was attributable to production from our operations in Mexico, 20.7% in Asia and 12.7% in the US. During the third quarter of 2013, 66.6% of our revenue was attributable to production from our operations in Mexico, 24.8% in Asia and 8.6% in the US.

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

Gross Profit

Gross profit for the third quarter of 2014 decreased to $4.7 million compared to $5.8 million for the same period in 2013 due predominantly to a decrease in revenue by 23.9%. However, the gross margin percentage improved in the third quarter of 2014 to 8.5% versus 8.0% in the same period of 2013. This was primarily due to improved manufacturing efficiencies resulting in reduced material adjustments in addition to reduced direct labor charges compared to the same period in 2013 partially offset by less favorable foreign exchange rates on Canadian dollar and Mexican peso outstanding forward exchange contracts resulting in unrealized losses for the third quarter of 2014 compared to unrealized gains for the same period in 2013. Removing the unrealized foreign exchange loss on forward contracts in the third quarter of 2014 of $0.8 million would result in a gross margin percentage of 9.9%. Removing the unrealized foreign exchange gain in the third quarter of 2013 of $0.1 million would result in a gross margin percentage of 7.8%.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign currency exchange rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the third quarter of 2014 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $0.1 million. Included in cost of sales for the third quarter of 2013 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.02 million. Removing the unrealized loss in the third quarter of 2014 of 0.8 million would result in a gross margin percentage of 9.9%.

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2014 decreased $0.1 million from 2013. As a percentage of sales this represented an increase to 7.9% from 6.2% for the same period in 2013. While there were reductions of $0.1 million in administrative labor and additional reductions of $0.4 million in miscellaneous expenses which related predominantly to lease exit costs recorded in 2013 that were not incurred in 2014, in addition to reduced professional fees for management consulting services for key executives incurred in 2013 not incurred in 2014. In addition the rent expense was reduced for three months ended September 28, 2014 as a result of the Markham sublease which was not in place in 2013. These reductions were offset by a $0.4 million increase in variable compensation in 2014 based on the Company’s short term incentive program which was not incurred in 2013. Excluding the variable compensation expense would have resulted in an SG&A expense of $4.0 million representing 7.2% of revenue in 2014 compared to 6.2% in 2013.

Restructuring Charges

During the third quarter of 2014, $0.2 million of additional restructuring charges was incurred relating to additional rightsizing of staff in Mexico and Asia. Restructuring charges of $0.3 million were incurred for the same period in 2013 related predominantly to the Markham production facility closure.

Interest Expense

Interest expense for the third quarter increased by $0.1 million over the same period in prior year. Interest expense in the third quarter of both 2014 and 2013 included amortization of deferred financing fees of $0.1 million. The weighted average interest rates with respect to the debt were 5.0% and 3.8% for each of the third quarters of 2014 and 2013, respectively. The interest expense was higher due to higher interest rates partially offset by lower average debt levels in 2014 compared to the same period in 2013.

Income Tax Expense

The Company recorded income tax expense of $0.2 million in the third quarter of 2014 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation compared to income taxes recoverable of $0.1 million for the same period in 2013 due to a revision of prior period estimates for US alternative minimum taxes offset by taxes on profits and foreign exchange in certain jurisdictions.

Liquidity

On September 24, 2014, an amendment to the PNC Facility was signed and the term was extended to January 2, 2018. With a maximum credit facility of $40 million, the Company believes this provides sufficient credit to support operating cash flow requirements in addition to unfunded capital expenditures as permitted under the PNC Facility. There may be other strategic funding requirements in the future, including mergers and acquisitions, that may require alternative sources of capital. Management will consider alternative sources of financing as required.

Net cash provided by operating activities during the third quarter of 2014 was $0.8 million compared to cash used by operations of $2.8 million in prior year primarily driven by results from operations, a decrease in accounts receivable of $2.2 million related primarily to the timing of sales in the last month of the quarter and expedited collections, and reductions in inventory of $2.0 million which were partially offset by payments of accounts payable of $5.4 million. For the three months ended September 28 2014, accounts receivable days sales outstanding were reduced from prior year from 49 days to 47 days. Inventory turnover, on an annualized basis remained consistent at 5 times for the three months ended September 28, 2014 and September 29, 2013. Accounts payable days outstanding were 54 days for the three months ended September 28, 2014 compared to 58 days for the same period in 2013 due to timing of payments. This was due to timing of inventory receipts and payments at quarter end.

        Net cash used by financing activities during the three months ended September 28, 2014 was $0.7 million compared to $3.3 million of cash provided by financing activities in the three months ended September 29, 2013. Capital lease payments of $0.6 million were the same in 2013. During the three months ended September 28, 2014, the Company’s revolving debt facility remained consistent with the balance from the previous quarter, and therefore did not impact the cash used in financing activities, compared to an increase in the revolver of $5.3 million during the same period in 2013. In addition, there was a pay down of the EDC loan balance of $1.2 million in the same period in 2013.

Net cash used in investing activities during the three months ended September 28, 2014 and September 29, 2013 was $0.5 million and $1.0 million, respectively, consisting of additions of property, plant and equipment.

Nine months ended September 28, 2014 compared with nine months ended September 29, 2013:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 28, 2014		Nine months ended September 29, 2013		Change 2014 to 2013
	$	%	$	%	$	%
Revenue	$171.5	100.0%	$203.2	100.0%	$(31.7)	(15.6%	)
Cost of sales	156.6	91.3%	189.2	93.1%	(32.6)	(17.2%	)
Gross profit	14.9	8.7%	14.0	6.9%	(0.9)	(6.4%	)
Selling, general and administrative expenses	13.2	7.7%	14.6	7.2%	(1.4)	(9.6%	)
Gain from sale of property, plant and equipment	—	—	(0.1)	(0.0% )	0.1	100%
Contingent consideration	—	—	0.2	0.1%	(0.2)	(100%	)
Restructuring charges	1.4	0.8%	1.4	0.7%	—	—
Operating earnings (loss)	0.3	0.2%	(2.1)	(1.0% )	2.4	114.3%
Interest expense	1.3	0.8%	1.3	0.6%	—	—
Earnings (loss) before income taxes	(1.0)	(0.6% )	(3.4)	(1.7% )	2.4	70.6%
Income tax expense
Current	0.7	0.4%	0.8	0.4%	—	—
Deferred	—	—	—	—	—	—

Net loss	$(1.7)	(1.0% )	$(4.2)	(2.1% )	$2.4	59.5%

Revenue

Revenue decreased by $31.7 million, or 15.6%, from $203.2 million for the nine months ended in 2013 to $171.5 million for the nine months ended in 2014 mainly due the overall reduced volumes with two long standing customers in addition to customer disengagements related to the Markham production facility closure which were partially offset by customer volume increases. Revenue decreased by $29.4 million related to three long standing customers, in addition to customer disengagements as a result of the Markham production facility closure which resulted in a reduction from prior year of $7.7 million. These volume decreases were offset by a volume increase of $7.9 million with one customer and a new customer revenue increase of $3.6 million over prior year as it ramps up. The remaining difference was the result of volume decreases with existing customers, partially offset with volume increases with others.

During the first nine months of 2014, revenue from the industrial sector decreased to $124.9 million compared with $158.6 million for the same period in 2013, mainly due to the volume decrease from one long standing customer and two disengaged customers as a result of the Markham production facility closure which was partially offset by volume increase of a new customer ramping up. Revenue from the industrial sector as a percentage of total revenue decreased to 72.8% in the first nine months of 2014 compared with 78.0% in the first nine months of 2013.

Revenue from the communications sector increased to $18.5 million for the first nine months of 2014 compared to $12.9 million in 2013, which represented 10.8% of revenue in the first nine months of 2014, compared with 6.4% of revenue in the first nine months of 2013. The increase was due to increases in revenue with three customers partially offset with one customer disengagement from the Markham production facility closure and a volume decrease with one long standing customer.

Revenue from the networking and enterprise computing sector decreased to $19.6 million for the first nine months of 2014 compared to $20.8 million in 2013, which represented 11.4% of revenue in the first nine months of 2014, up from 10.2% of revenue in the first nine months of 2013 as a result of reductions in other sectors. The decrease was due to decreased volume from one long standing customer partially offset by volume increases with another long standing customer.

Revenue for the medical sector decreased to $8.6 million in the first nine months of 2014, compared to $11.0 million in the first nine months of 2013 due to the decrease in demand from one customer. Revenue from the medical sector as a percentage of total revenue decreased in the first nine months of 2014 to 5.0% of revenue compared to 5.4% in 2013.

During the first nine months of 2014, the Company recorded approximately $3.1 million of sales of raw materials inventory to customers, which carried no margin, compared with $5.4 million in the first nine months of 2013. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 91.1% of revenue from continuing operations during the first nine months of 2014, compared with 89.5% in the first nine months of 2013. Revenue from the three largest customers during the first nine months of 2014 was $53.7 million, $22.9 million and $17.6 million respectively, representing 31.3%, 13.4% and 10.3% of total revenue respectively. Revenue from the two largest customers during the first nine months of 2013 was $78.1 million and $22.0 million, representing 38.4% and 10.8% of total revenue respectively. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2014, 66.6% of our revenue was attributable to production from our operations in Mexico, 20.5% in Asia and 12.9% in the US. During the first nine months of 2013, 66.5% of our revenue was attributable to production from our operations in Mexico, 18.8% in Asia, 9.5% in the US and 5.2% in Canada.

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

Gross Profit

Gross profit for the first nine months of 2014 increased to $14.9 million from $14.0 million or 8.7% of revenue compared with 6.9% of revenue for the same period in 2013. Even with the decreased revenue level, gross margins improved which was primarily due to improved manufacturing efficiencies in addition to additional charges incurred in 2013 not incurred in 2014. In 2013, charges amounting to $1.2 million were incurred related to material adjustments, scrap inventory charges and additional inventory reserves that were not incurred in 2014. In addition, due to restructuring efforts, direct and factory overhead labor costs were reduced throughout the nine months period ended September 28, 2014 compared to the same period in the prior year which resulted in improved gross profit margins. In addition, due to improved manufacturing efficiencies, material scrap rates were lower for nine months ended September 28, 2014 compared to the same period in the prior year. The increase in gross profit margin in 2014 was partially offset by the net foreign exchange loss on realized and unrealized forward contracts of $0.8 million compared to a net loss of $0.3 million for the same period in 2013.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first nine months of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized loss of $0.9 million. Included in cost of sales for the first nine months of 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.9 million, and a realized gain of $0.6 million.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased during the first nine months of 2014 to $13.2 million from $14.6 million for the same period in 2013. As a percentage of sales, selling, general and administrative expenses increased to 7.7% from 7.2% in the first nine months of 2013. The decrease was mainly due to charges of $1.2 million incurred during the second quarter of 2013 including executive severance and executive recruiting charges totaling $0.6 million and lease exit costs of $0.4 million that were not incurred in the first nine months of 2014. There were reduced administrative labor charges and sales and marketing expenditures, but these reductions in the first nine months of 2014 were offset by increased expenditures related to professional fees and travel incurred related to the investigation and remediation of the book to physical adjustment identified during the 2013 year end physical inventory count adjustment in Mexico in addition to a variable compensation expense of $0.7 million based on the Company’s short term incentive plan in the first nine months of 2014 that was not incurred in 2013.

Sale of property, plant and equipment

During the nine months ended September 29, 2013 certain equipment was sold for proceeds which generated a gain on the sale of $0.1 million which was due in part to the closure of the Markham production facility which resulted in a gain on the sale of select pieces of equipment as well as a gain on the sale of equipment in Mexico.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. The final payment was made in the fourth quarter of 2013, and therefore no additional charges were incurred for the nine months ended period September 28, 2014. A loss of $0.3 million was recorded during the same period in 2013 when the contingent liability was increased.

Restructuring Charges

In the first nine months of 2014, $1.4 million in restructuring charges were incurred related to the execution of the 2014 Plan which reduced headcounts in Markham, Mexico and Asia.

In the first nine months of 2013, the Company continued the restructuring plan related to the closure of the Markham production facility and recorded additional restructuring charges of $1.4 million related to additional severance charges.

Interest Expense

Interest expense was consistent at $1.3 million for both the first nine months of 2014 and 2013. Interest expense in the first nine months of 2014 and 2013 included amortization of deferred financing fees of $0.3 million. The weighted average interest rates with respect to the debt were 4.6% for the first nine months of 2014 and 3.5% for the first nine months of 2013. Although interest rates were higher in 2014, interest rate did not increase as average debt levels were lower in 2014.

Income Tax Expense

The Company recorded income tax expense of $0.7 million during the both the first nine months of 2014 and 2013 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

Liquidity

Net cash provided from operating activities during the nine months ended September 28, 2014 was $0.9 million compared to net cash used in operating activities of $5.2 million for nine months ended September 29, 2013 driven by results from operations and working capital changes. Accounts Receivable was reduced resulting in $2.5 million additional cash flow, partially offset by increases in Inventory of $0.5 million and a decrease in accounts payable of $3.0 million. Accounts receivable days sales outstanding were 45 and 53 days for the nine months ended September 28, 2014 and September 29, 2013, respectively due to timing of sales in addition to expedited collections compared to the same period in prior year. Inventory turnover, on an annualized basis increased slightly to 5.6 times compared to 5 times with the same period last year. Accounts payable days outstanding were 53 days at the end of the first nine months of 2014 compared to 61 days for the same period in 2013 due to timing on payments due to timing of inventory receipts and supplier payments at quarter end.

Net cash flow used by financing activities during the nine months ended September 28, 2014 was $0.3 million compared to net cash flow provided of $7.4 million in the nine months ended September 29, 2013. During the nine months ended September 28, 2014, the Company increased revolving debt by $1.5 million, compared to an increase of $12.6 million during the same period in 2013. The Company made capital lease payments of $1.6 million compared to $1.8 million in prior year. The Company made repayments on the term facility of $3.5 million in 2013 whereas there was no term debt outstanding during the same period in 2014. The Company also made contingent consideration payments of $0.8 million in 2013 and no contingent consideration was outstanding for the same period in 2014.

Net cash used in investing activities during the nine months ended September 28, 2014 and September 29, 2013 was $1.2 million and $1.9 million, respectively, consisting of additions of property, plant and equipment offset by proceeds on sale of property, plant and equipment of $0.4 million in 2013.

Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facility, which expires on January 2, 2018. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements.

During the nine months ended September 28, 2014, one new lease agreement was signed.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facility bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facility for the quarter ended September 28, 2014 was 4.9%. At September 28, 2014, the interest rate on the PNC Facility was 4.5% based on the U.S. prime rate plus 1.25%.

Foreign Currency Exchange Risk

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, the Company seeks to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso by entering into forward foreign exchange contracts. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

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

To remediate the material weakness referenced above and improve the Company’s internal control over financial reporting, management established a remediation plan focused on five key areas related to inventory transaction control and processes. Since this remediation plan commenced in Mexico during the first quarter of 2014, management has provided training for staff, and revised or established new work instructions and procedures for the five key areas related to inventory transaction control and processes. Management has implemented revised cycle count procedures, enhanced security controls and established an internal audit team. In addition to the above, the Company hired an external consultant to test the progress of our remediation plan on a monthly basis beginning in the first quarter of 2014 and which was completed in the third quarter of 2014. A best practices and compliance team was also established which was tasked with assessing and testing compliance with the controls established in our remediation plan. The best practices and compliance team performed testing over the five key areas of the remediation plan during the third quarter of 2014. We continue to progress toward fully remediating the control weaknesses previously disclosed in our Form 10-K.

In addition, management has implemented procedures to ensure a proper review of Company forecasts and underlying assumptions used in assessing the deferred tax asset to ensure they are internally consistent with those used for other purposes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than those changes arising out of the Company’s remediation of the material weaknesses discussed above.

Part II OTHER INFORMATION

Item 1A Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the period ended December 29, 2013. The risk factor below was disclosed in the Form 10-K and have been revised to provide updated information as of September 28, 2014.

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

Our three largest customers represented 27.8%, 13.8% and 10.6% of total revenue for the three months ended September 28, 2014. For the three months ended September 28, 2014, our top ten largest customers collectively represented 89.9% of our total revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we could experience a significant reduction in our revenue. Also, the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders could decrease revenue. As many of our costs and operating expenses are relatively fixed, a reduction in revenue can decrease our profit margins and adversely affect our business, financial condition and results of operations. As disclosed under Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company was informed during the second quarter by a significant customer that the manufacturing of some of their products will move to a third party in 2015.  The Company expects that revenue from new customer wins to date in 2014 will more than offset the impact of this revenue decrease in 2015.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

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

SMTC CORPORATION

	By:	/s/ Sushil Dhiman
	Name:	Sushil Dhiman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jim Currie
	Name:	Jim Currie
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer)

Date: November 7, 2014

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014.

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