Form 10-K
period 2014-12-28
SMTC CORP
filed 2015-03-30
CIK 1108320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

L3R 4N6

(Zip Code)

Registrant’s telephone number, including area code: 905-479-1810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $23.7 million on June 27, 2014. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on June 27, 2014.

As of March 13, 2015, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “2015 Proxy Statement”) are incorporated by reference in Part III of this Report.

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

BUSINESS

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”), production, enclosure fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has facilities in the United States, Canada, Mexico, and China, with approximately 1,370 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the new product development and new product introduction (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers or (“OEMs”), and technology companies primarily within the industrial, networking and computing, communications and medical market sectors.

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supply base and to form long-term strategic partnerships with select high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

Our Chihuahua, Mexico facility serves as SMTC’s largest manufacturing and assembly operation, offering customers high quality services in a cost effective site. This facility operates in a ‘Copy-Exact’ lean process environment located close to North American OEM’s. Offering state of the art PCBA and a full suite of system integration services, along with enclosure and precision sheet metal fabrication, this facility services those OEMs requiring lowest cost North American manufacturing solutions.

Our San Jose, California operations specialize in new product integration, PCBA, system integration, CTO services and provides U.S. Federal Standard 209E class 10,000 clean room capabilities for medical device manufacturing.

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

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as labor intensive functions were outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers offering broader expertise.

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

SMTC Footprint

SMTC has four manufacturing/technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines. These facilities are strategically located in the United States, Mexico, and China, offering regional centers for new product introductions as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. That means every SMTC facility employs virtually the same manufacturing equipment and software systems and follows the same standardized processes. “Copy Exact” allows for a seamless and timely transition of production between facilities to help customers reach their cost and volume targets faster. SMTC assigns a dedicated manufacturing unit to each customer.

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

Provide Outstanding Customer Service and Performance    Customer acquisition and loyalty comes from our ongoing commitment to understand our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. SMTC’s customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and how we can support our customers in meeting their goals. Our dedicated team approach is used throughout SMTC facilities and comprises of members from all functional areas working together to better understand the unique needs of the customer, their challenges and future plans. Our strong customer partnership approach includes involvement from both operations and SMTC’s senior executive team demonstrating our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution.

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

Maintain a Competitive, Scalable Cost Structure.    We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but also is both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization. We have made investments in manufacturing capacity and will continue to do so as we continue to grow.

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

SMTC’s box build experience spans the past 15 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of the customer.

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

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. SMTC is continuing to make investments in quality, and is in the process of replacing the existing CIM system with Factory Logix, a product from Aeigis Industrial Software which is anticipated to be implemented in 2015. This upgrade will improve transaction control on the production floor in addition to traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are registered to the ISO-9001 quality management system standard. Our corporate headquarters is registered as an ISO9001 and ISO13485 facility. Our San Jose, Chihuahua and Suzhou facilities are ISO 13485 certified. Our China facilities in ChangAn and Suzhou have both achieved the Environmental Management Standards ISO 14001 certification. Our Suzhou facility has also achieved the QC08000 a hazardous substance process management system certification, and TS 16949 certification an international quality management standard certification specifically written by the automotive industry. SMTC builds PCBA’s according to IPC standards, an association connecting electronic industries. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements.

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

Our customer-centric focus continues through to the execution phase of our relationships with a dedicated customer focused team-based manufacturing approach throughout all SMTC facilities. A dedicated account team including a global account manager are directly responsible for managing each of our key customer accounts. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

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

The Company has a purchasing office in Kowloon, Hong Kong which serves to improve access to the broad base of component suppliers in the Asia region and provides the Company with competitive pricing. The Hong Kong office manages component sourcing to support the Asian manufacturing operations, as well as providing support for the Company's operations in North America.

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

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial & commercial, networking & computing, communication and medical markets.

Revenue in fiscal 2014 was attributed to the following industry sectors: 71.2% from industrial, 11.4% from networking and computing, 12.9% from communications and 4.5% from medical. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

Industrial product expertise includes:

•	Semiconductor manufacturing and test equipment
•	Electrical distribution, industrial controls
•	Point of sale terminals
•	Currency recognition devices
•	Residential and commercial security systems
•	GPS navigation and positioning systems
•	Components and sub-systems for rapid prototyping equipment

•	RF modules for satellite -based tracking systems
•	Protocol analyzers
•	Robotics & automation systems
•	Power supplies for high precision instruments
•	LED lighting systems
•	Laser precision measurement equipment
•	CCD and CMOS cameras for machine vision systems

Networking and computing product expertise includes:

•	Professional audio and video processing and distribution systems
•	Handheld internet access devices
•	High-end storage devices
•	Office printers, networked production and industrial printing systems
•	Mid-range servers and computing systems
•	Electronic display systems
•	Financial terminals with biometric authentication
•	Digital media systems
•	Supercomputing and cloud computing platforms

Communications product expertise includes:

•	VoIP infrastructure, accessing, IVR systems
•	Carrier class switching and routing systems
•	Broadcast communication equipment
•	Broadband accessing, ADSL and wireless gateway, modem
•	Video and audio signal processing and distribution systems
•	Network traffic management devices
•	Network application delivery and optimization
•	Test & measurement enhanced equipment
•	Private IP communications devices
•	Radio Frequency enhanced equipment

Medical product expertise includes:

•	Diagnostic devices
•	Imaging and laboratory equipment
•	Patient monitoring systems
•	Infusion pumps and dispensing systems
•	Medication dispensing devices
•	Monitoring systems
•	Healthcare management
•	Communication devices
•	Dental equipment
•	Veterinarian equipment
•	Electron microscopes

•	Environmental equipment, process for scientific instruments
•	Blood glucose meters
•	Medical imaging and laboratory X-ray equipment

SMTC has achieved ISO 13485 certification at its Markham headquarters, Chihuahua, San Jose and Suzhou facilities. ISO 13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The standard is governed by the International Organization for Standardization (ISO). All SMTC sites are registered to the ISO 9001 quality management system standard. The ISO 13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 20 years’ experience working in partnership with OEMs in the industrial, computing and networks, and communications markets.

SMTC completed the requirements and received licensing by the State of California Food and Drug Branch (“FDB”) to manufacture Class 1 and Class 2 medical devices at our San Jose, California facility. The FDB, which partners with the Food and Drug Administration, has authorized SMTC to operate under the rigorous quality guidelines of California's Device Manufacturing Licensing laws. SMTC has demonstrated compliance with all applicable state laws including the federal Good Manufacturing Practice, and the Quality System Regulations. Manufacturers must renew their license annually, and the FDB conducts periodic renewal inspections.

In fiscal 2014, SMTC launched our quick-turn prototyping services through our dedicated NPI Technical Center in San Jose, California. SMTC’s newest quick-turn prototyping facility is located in the heart of Silicon Valley in our San Jose facility. It caters to both existing customers who want a quick proof-of-concept, as well as emerging companies who need prototypes of their new inventions. The NPI Technical Center streamlines the traditional manufacturing process by minimizing non value-add steps while still leveraging robust supply chain and manufacturing expertise. In addition to providing fast turnaround times, SMTC’s NPI Technical Center provides services such as Bill of Materials validation, custom design, product testing, value analysis, value engineering and supply chain optimization. Additionally, tight integration with new product introduction and production teams means a smooth transition from prototype to manufacturing.

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

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues generally are greater than $3.0 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues ranging from approximately $300 million up to $3.0 billion.

Regional /Tier 3: Usually focused in North America and typically with minimum operations in low-cost geographic regions.

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

The electronics industry is subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. The State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003 which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations.

To date, the costs of compliance and environmental remediation have not been material. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur additional expenditures.

Our Structure and Our History

Our Company’s present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM Holdings Inc. in a transaction accounted for under the purchase method of accounting as the acquisition of Surface Mount by HTM Holdings Inc. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM Holdings Inc. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Inc. (“ZF Array”), a privately held electronics manufacturing services provider. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established.

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

Employees

As of December 28, 2014, we employed approximately 1,370 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 28, 2014, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

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

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during fiscal years 2002 to 2005, 2009, 2011, 2013 and in 2014. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that any economic slowdown will have on it.

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

Three of our largest customers represented 31%, 12% and 10% of total revenue, respectively, for the year ended December 28, 2014. Our top ten largest customers collectively represented 91% of our total revenue for the year. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue significantly. A reduction in revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

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

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina Corp., Inc., Benchmark Electronics Inc. and Plexus Corp. In addition, we compete against numerous smaller competitors. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

We experience variability in our operating results, which could negatively impact the price of our shares.

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from certain customers have failed to materialize, and at times delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, a reduction in customer demand can decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and supply chain function and adversely affected costs.

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

If our product or component is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve the claim. A successful product liability or product warranty claim could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant expenses related to restructuring of our operations in the past and may continue to do so in the future. We have incurred in the past, and may incur in the future, costs related to workforce reductions and facility closures. We may be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our earnings.

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

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). This revolving credit facility (the “PNC Facility”) had an original term of three years. On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. With the closure of the Markham production facility in 2013, there were no longer Canadian collateral balances in the form of receivables and inventory and as such the amendment removes the PNC Canada branch as a lender under the Loan Agreement. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is opportunity to reduce the interest rate to US base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

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

In 2014, our Board of Directors approved a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

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

RISKS RELATED TO ASSESSMENT OF INTERNAL CONTROL

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting that affected our financial statements for the year ended December 29, 2013.

The material weakness related to an overstatement of inventory at our Chihuahua, Mexico facility is discussed at Item 9A, Controls and Procedures, of this report. Management has concluded that this material control weakness is remediated as at December 28, 2014 based on the remediation efforts employed during 2014.

In 2013, management also identified a material weakness relating to its processes and procedures related to its assessment of the recoverability of its deferred tax assets (“DTA”) and recognition of a valuation allowance. Management determined that they did not have adequate policies and procedures in place to ensure the effective review of its estimates, assumptions and analysis associated with evaluating the recoverability of its DTA and related valuation allowance. Policies and controls have been put in place to ensure that senior levels of management, including the VP of Finance and/or Chief Financial Officer perform a review of the underlying assumptions and forecasts used to support the analysis needed in its assessment of the recoverability of the DTA and related valuation allowance, to confirm that financial information is internally consistent with forecasted financial information and cash flows used by management in carrying out other long lived asset impairment testing.

In the process of implementing policies and procedures in relation to the accounting for DTAs in 2014, management identified certain adjustments impacting the current and prior year tax balances (see note 2 – Revisions of previously issued financial statements). Based on these current year adjustments and prior year revisions, management has concluded that there continues to be a material weakness as of December 28, 2014 in respect of its controls and procedures relating to its accounting for income taxes.

Management is actively engaged in developing a remediation plan in respect of the material weakness described above. Specifically, management is implementing increased training for its finance personnel regarding accounting for income taxes, as well as, hiring personnel or consultants with expertise in this area.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future, or that our remediation plans for our existing material weakness will be effective. The existence of a material weakness could result in errors in our financial statements that could in turn result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause lenders, suppliers, customers and investors to lose confidence in our reported financial information, leading to harmful effects on our business and a decline in our stock price.

Item 2.	Properties

We conduct our operations within approximately 500,000 square feet of building space. Even with the closure of the Markham production facility in the second quarter of fiscal 2013, we believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
San Jose, California	65,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An, China	150,000	Leased
Suzhou, China	67,000	Leased

The principal executive office of SMTC is located at 635 Hood Road, Markham, Ontario, Canada, L3R 4N6 which is a leased facility.

Item 3.	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended December 28, 2014 and December 29, 2013.

	Common Stock Price
	2014		2013
	High	Low	High	Low
First Quarter	$2.66	$1.90	$2.82	$1.97
Second Quarter	2.09	1.43	2.49	1.60
Third Quarter	1.99	1.54	2.03	1.76
Fourth Quarter	1.85	1.58	2.48	1.91

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index and to a peer group chosen by the Company for fiscal 2014 (the “Peer Group”). The Peer Group is comprised of the following companies: Benchmark Electronics Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina Corp. and Sigmatron International Inc.

The total stockholder return assumes $100 invested on January 3, 2010 in Common Stock or December 31, 2009 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends.

Holders

As of March 2, 2015, there were approximately 125 holders of record of the Company’s common stock.

As of March 2, 2015, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $0.01 per share, of which, as of such date, 16,417,276 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $0.01 per share, of which, as of such date, one share was issued and outstanding.

Dividends

The Company has never declared a cash dividend on its common stock. The Board of Directors of the Company has no present intention to authorize the payment of dividends on common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with US GAAP.

Consolidated Statements of Operations Data (in millions):

	Years Ended
	December 28, 2014	As Revised (d) December 29, 2013	As Revised (d) December 30, 2012	January 1, 2012 (e)	January 2, 2011 (e)
Revenue	$228.6	$270.7	$296.3	$220.4	$262.6
Cost of sales	209.6	255.5	270.4	199.1	233.1

Gross profit	19.0	15.2	25.9	21.3	29.5

Selling, general and administrative expenses	17.9	19.2	17.3	14.8	17.9

Loss (gain) on contingent consideration (a)	—	0.3	(0.7)	—	—
Restructuring charges (b)	1.4	2.0	2.2	2.7	—
Loss on extinguishment of debt	—	—	—	0.3	—
Loss (gain) on disposal of capital assets	—	(0.1)	—	—	—
Other expenses (c)	—	—	—	0.1	—
Operating earnings (loss)	(0.4)	(6.2)	7.1	3.4	11.6
Interest expense	1.7	1.7	2.0	1.4	1.7
Earnings (loss) before income taxes	(2.1)	(7.9)	5.1	2.0	9.9
Income tax expense (recovery)	1.8	4.6	(1.8)	0.8	(2.5)

Net earnings (loss), also being comprehensive income (loss)	$(3.9)	$(12.5)	$6.9	$1.2	$12.4

Basic earnings (loss) per common share	$(0.24)	$(0.76)	$0.42	$0.07	$0.82

Diluted earnings (loss) per common share	$(0.24)	$(0.76)	$0.42	$0.07	$0.79
Weighted average number of shares outstanding
Basic	16.4	16.4	16.3	16.1	15.1
Diluted	16.4	16.4	16.4	16.2	15.6

(a)

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results and anticipated future performance fair value of the contingent consideration liability was reduced during 2012 resulting in recognition of a gain of $0.7 million. In fiscal 2013, based on results, the contingent consideration was increased by $0.3 million resulting in a loss of $0.3 million. Contingent consideration was settled in fiscal 2013.

(b)

During fiscal 2014, restructuring charges of $1.4 million were incurred related to severance charges in connection with the 2014 restructuring plan. During fiscal 2013, additional restructuring charges of $2.0 million were recorded in connection with the 2012 plan and lease exit costs. Additional restructuring charges of $0.3 were recorded in fiscal 2013 related to the 2013 plan. During fiscal 2012, the Company recorded restructuring charges of $2.2 million consisting of facility exit costs and severance related to the 2012 Plan. During fiscal 2011, the Company recorded net restructuring charges of $2.7 million consisting of severance charges related to the 2011 Plan.

(c)	In fiscal 2011, the Company recorded $0.1 million in expenses relating to the acquisition of a subsidiary.

(d)

In connection with the preparation of the consolidated financial statements of the Company for the year ended December 28, 2014, the Company identified errors in its previously issued consolidated financial statements for the periods ended December 29, 2013, December 30, 2012 and opening shareholders’ equity as at January 2, 2012. Management assessed the materiality of the errors from a qualitative and quantitative basis and concluded that these errors were immaterial to its previously issued consolidated financial statements. However, management did conclude that the errors if corrected within the 2014 consolidated financial statements would be material to such statements. Therefore, certain prior period financial statement figures (for 2013 and 2012) included in the selected financial data tables have been revised to correct the prior period errors. For further information on the nature of the adjustments and the financial statement line items impacted, refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

(e)	The comparative financial information for fiscal years ended January 1, 2012 and January 2, 2011 were not revised due to immaterial impact of the revisions to those periods.

Consolidated Balance Sheets Data and Other Financial Data:

(in millions)

	As at and for the Years Ended

	December 28, 2014	December 29, 2013 Revised (2)	December 30, 2012 Revised (2)	January 1, 2012 (3)	January 2, 2011 (3)
Cash	$5.4	$3.3	$2.2	$2.6	$0.9
Working capital (1)	8.9	10.8	19.6	20.3	23.2
Total assets	88.7	92.8	120.9	114.3	98.4
Long- term debt and capital lease obligations	0.9	0.5	1.3	4.9	8.0
Shareholders’ equity	25.8	29.4	41.6	34.6	32.8
Capital expenditures	3.6	4.0	7.4	7.1	2.2
Cash flows provided by operating activities	4.9	3.4	9.3	2.0	14.0
Cash flows provided by (used in) financing activities	(0.9)	0.3	(4.0)	3.6	(13.5)
Cash flows (used in) investing activities	(1.9)	(2.6)	(5.7)	(3.9)	(1.2)

(1)	Calculated as current assets minus current liabilities.

(2)	Revised from amounts previously filed to adjust for prior period errors. Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

(3)	The comparative financial information for fiscal years ended January 1, 2012 and January 2, 2011 were not revised due to immaterial impact of the revisions to those periods.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”) production, enclosure fabrication, systems integration and comprehensive testing services. SMTC has facilities in the United States, Mexico, and China, with approximately 1,370 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the design, early supplier involvement, new product introduction (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”) and technology companies primarily within the industrial, computing and networking, communications, and medical market sectors.

Developments in the year ended December 28, 2014

For the year ended December 28, 2014 (“fiscal 2014”) revenue decreased $42.1 million, or 15.6%, from $270.7 million for the year ended December 29, 2013 (“fiscal 2013”) to $228.6 million. The majority of the decrease in revenue was due to reduced volumes with two long standing customers of approximately $35.2 million as a result of the customers engaging additional contract manufacturers. In addition, there were volume decreases with three customers representing a $10.0 million reduction from fiscal 2013 revenue levels. There were customer disengagements with the closure of the Markham production facility in fiscal 2013 which resulted in reductions in fiscal 2014 revenues representing $6.7 million from two customers. One customer disengagement in fiscal 2014 resulted in reduced revenues of $1.1 million. These decreases in revenue were partially offset by the volume increases with other customers. Namely, one long standing customer’s revenue increased $13.3 million over fiscal 2013 revenue levels. In addition, a number of new customers were gained during fiscal 2014 which resulted in additional revenues of $2.5 million.

In fiscal 2014 a $2.1 million loss before income taxes was incurred compared to a loss before income taxes of $7.9 million in fiscal 2013. Gross margin percentage improved to 8.3% in fiscal 2014 compared to 5.6% in the prior year. However, when excluding the impact of the unrealized foreign exchange loss, gross margin percentage improved to 9.1% in fiscal 2014 compared to 6.0% in prior year. This was due in part to the reduction of material charges with the exclusion of the $3.2 million inventory write down incurred in 2013 in addition to improved manufacturing efficiencies made during fiscal 2014 resulting in lower material scrap charges and reduced labor costs as a result of the restructuring actions taken in 2014.

In fiscal 2014, the Company recorded restructuring charges of $1.4 million, consisting of severance costs related to the 2014 plan which provided the opportunity for further labor efficiencies in its Chihuahua, Mexico, Markham, Ontario (Canada) and Asian sites. Restructuring charges of $2.0 million were incurred in fiscal 2013 related predominantly to severance costs of $1.7 million primarily relating to the closure of the Markham production facility in addition to facility exit costs of $0.3 million.

Adjusted EBITDA, which the Company defines as earnings before restructuring charges, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on forward contracts is a non-GAAP measure used by our Board of Directors and management to monitor business performance. For fiscal 2014, adjusted EBITDA of $6.8 million was earned compared to $0.8 million in 2013. This was primarily the result of cost reduction efforts undertaken during the year and manufacturing efficiencies obtained during the year, which improved margins.

EBITDA and Adjusted EBITDA Reconciliation:

Management has presented this EBITDA and adjusted EBITDA figure, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as the Board of Directors and management.

Below is the reconciliation from the closest U.S. GAAP measure of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Period from December 30, 2013 to December 28, 2014	Period from December 31, 2012 to December 29,2013
Net loss	$(3,878)	$(12,463)
Add:

Amortization	3,997	3,883
Interest	1,693	1,724
Taxes	1,822	4,568
EBITDA	$3,634	$(2,288)

Add:

Restructuring	1,366	1,989
Unrealized foreign exchange loss on forward contracts	1,822	1,107
Adjusted EBITDA	$6,822	$808

 On September 24, 2014 the Company extended its revolving credit facility with PNC to January 2, 2018 with reduced interest rates.

The Company generated cash from operations of $4.9 million. The PNC Facility provided additional cash of $1.1 million, which was offset by principal payments of capital leases of $1.9 million. Cash used in investing was $1.9 million which was made up predominantly of capital expenditures partially offset by proceeds on the sale of capital assets.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

		December 29, 2013	December 30, 2012
	December 28, 2014	(1)	(1)
Revenue	100.0%	100.0%	100.0%
Cost of sales	91.7%	94.4%	91.3%
Gross profit	8.3%	5.6%	8.7%
Selling, general and administrative expenses	7.8%	7.1%	5.8%
Restructuring charges	0.6%	0.7%	0.7%
Loss (gain) on contingent consideration	—	0.1%	(0.2)%
Gain on disposal of capital assets	0.0%	(0.0)%	—
Operating earnings (loss)	(0.2)%	(2.3)%	2.4%
Interest expense	0.7%	0.6%	0.7%
Earnings (loss) before income taxes	(0.9)%	(2.9)%	1.7%
Income tax (recovery) expense
Current	0.4%	0.3%	0.2%
Deferred	0.4%	1.4%	(0.8)%
	0.8%	1.7%	(0.6)%
Net earnings (loss)	(1.7)%	(4.6)%	2.3%

(1)	Revised from amounts previously filed to adjust for prior period errors. Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

Fiscal period ended December 28, 2014 compared to the fiscal period ended December 29, 2013

Revenue

During fiscal 2014, revenue from the industrial sector represented 71.2% of revenue compared to 77.6% of revenue in fiscal 2013. Revenue from the industrial sector decreased by $47.3 million or 22.5% mainly due to the reduced volumes with two customers as a result of engaging additional contract manufacturers in addition to the two customer disengagements related to the Markham production facility closure and one other customer disengagement in 2014. Revenue from the networking and enterprise computing sector represented 11.4% of revenue compared to 10.3% of total revenue in 2013. However, actual networking revenue decreased by $1.9 million compared to 2013 mainly due to a decrease in revenue from one customer, offset by volume increases with another customer. Revenue from the communications sector represented 12.9% of total revenue compared to 6.5% in prior year. Revenue increased by $11.8 million representing a 67.2% increase over 2013, mainly resulting from increased revenues from two customers along with the addition of three new customers which was partially offset by a volume decrease from one customer. Revenue for the medical sector represented 4.5% of revenue compared to 5.6% in prior year. The decrease of $4.8 million, or 31.5%, was the result of reduced revenue from one customer.

During fiscal 2014, the Company recorded approximately $3.9 million of sales of raw materials inventory to customers, which carried no margin, compared to $6.0 million in fiscal 2013. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 90.8% of revenue during fiscal 2014, compared to 89.4% in fiscal 2013. Revenue from our three largest customers during fiscal 2014 was $70.5 million, $28.0 million and $23.1 million, representing 30.8%, 12.3% and 10.1% of revenue, respectively. This compared to revenue from our two largest customers during fiscal 2013 of $102.6 million and $31.2 million, representing 37.9% and 11.5% of revenue, respectively. No other customer represented more than 10% of revenue in either year.

During fiscal 2014, 67.1% of our revenue was attributable to our operations in Mexico, 19.8% in Asia, and 13.1% in the US. During fiscal 2013, 66.9% of our revenue was attributable to our operations in Mexico, 19.2% in Asia, 10.0% in the US and 3.9% in Canada.

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

Gross Profit

Gross profit increased to $19.0 million in fiscal 2014 from $15.2 million in fiscal 2013. Gross margin percentage improved to 8.3% in fiscal 2014 compared to 5.6% in the prior year. However, excluding the impact of the unrealized foreign exchange losses, gross margin percentage improved to 9.1% in fiscal 2014 compared to 6.0% in prior year. While revenue levels decreased, labor charges were reduced in fiscal 2014 as a result of further restructuring efforts resulting in improved margins from lower average direct and indirect labor charges. In addition lower material adjustments and scrap charges were incurred in 2014 due to continued improvements in manufacturing efficiencies. The 2014 gross margin also does not reflect the operating results from the Markham production facility which incurred losses of $0.9 million in 2013 which was closed in the second quarter of 2013.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Period from December 30, 2013 to December 28, 2014	Period from December 31, 2012 to December 29,2013
Gross profit	$18,954	$15,181
Add:

Unrealized foreign exchange loss on forward contracts	1,822	1,107
Adjusted gross profit	$20,776	$16,288

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive income. Included in cost of sales in fiscal 2014 was a realized loss of $1.1 million compared to a realized gain of $0.5 million in 2013. In fiscal 2014, as a result of revaluing the outstanding forward contracts to fair value an unrealized loss of $1.8 million was recorded compared to an unrealized loss of $1.1 million in fiscal 2013 included in cost of sales. This is a result of more unfavorable market rates compared to contract rates on our outstanding contracts. For fiscal 2014, the average USD: CAD contracted rate on outstanding Canadian dollar forward contracts was 1.11 compared to the average mark-to-market rate of 1.17. For fiscal 2014, the average USD: PESO contracted rate on outstanding Mexican Peso forward contracts was 13.40 compared to the average mark-to-market rate of 14.87. For fiscal 2013, the average USD: CAD contracted rate on outstanding Canadian dollar forward contracts was 1.04 compared to the average mark-to-market rate of 1.08. For fiscal 2013, the average USD: PESO contracted rate on outstanding Mexican Peso forward contracts was 12.93 compared to the average mark-to-market rate of 13.24.

Selling, General & Administrative Expenses

Selling, general and administrative expenses reduced from $19.2 million in fiscal 2013 to $17.9 million in fiscal 2014, but represented an increase as a percentage of revenue from 7.1% for fiscal 2013 to 7.8% of revenue for fiscal 2014. The decrease in selling, general and administrative expenses was partially the result of reductions in administrative positions in addition to marketing and travel expenditures. In addition, there were charges incurred in 2013 that were not incurred in 2014 related to lease exit costs of $0.4 million and $0.6 million incurred in executive severance and recruitment costs. Although selling, general and administrative expenses were lower in 2014 compared to 2013, as a percentage of revenue the expenses were higher in 2014 as there was an increase in variable compensation expenses in 2014 related to the company’s short term incentive plan, and increases in legal and professional services fees in 2014 as a result of the remediation efforts related to the 2013 inventory control weakness.

Restructuring Charges

Total restructuring charges of $1.4 million were incurred in 2014 compared to $2.0 million in 2013. The 2014 charges related to severance charges impacting the Mexico, Markham and Asia sites as a result of further rightsizing of staff. The 2013 charges included $1.4 million of severance charges related to the Markham production facility closure. In addition, $0.3 million of facility exit costs was incurred related to the ZF Array lease facility whereby a settlement was reached during fiscal 2013. Additional severance charges of $0.3 million were recorded in 2013 related to the Mexico and San Jose facilities.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4.0 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration was based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the actual results in fiscal 2013, the final year of the contingent consideration period, the fair value of the contingent consideration liability was increased during the year resulting in recognition of a loss of $0.3 million. The final payment was made in the fourth quarter of fiscal 2013; therefore no contingent consideration expenses were incurred in fiscal 2014.

Interest Expense

Interest expense was consistent with prior year at $1.7 million. Included in interest expense is amortization of deferred financing fees of $0.4 million for fiscal 2013 and 2014. The weighted average interest rates with respect to the debt were 4.6% for fiscal 2014 and 3.7% for fiscal 2013. Although interest rates were higher in fiscal 2014, interest expense did not increase as average debt levels were lower in fiscal 2014 compared to 2013.

Income Tax Expense

The net tax expense for fiscal 2014 of $1.8 million related to minimum and state taxes of $0.1 million in U.S., $0.7 million of taxes in Mexico and China in addition to a $1.0 million additional valuation allowance recorded against the U.S. deferred tax assets. In fiscal 2013, $0.9 million of tax related to Mexico and China and a $4.0 million valuation allowance was recorded against the U.S. deferred tax asset partially offset by a $0.5 million deferred tax recovery primarily related to revised tax legislation in Mexico.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In fiscal years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In fiscal 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In fiscal 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. This determination was made due to historical losses related to the U.S. operations. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At December 28, 2014, the Company had total net operating loss carry forwards of $71.9 million, of which $28.6 million and $43.3 million pertains to loss carry forwards from Canadian and U.S. jurisdictions respectively. $4.1 million will expire in 2015, $1.3 million will expire in 2017, $1.1 million will expire in 2018, $13.7 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, $19.3 million will expire in 2029 and the remainder will expire between 2030 and 2034.

Fiscal period ended December 29, 2013 compared to the fiscal period ended December 30, 2012

Revenue

For the year ended December 29, 2013 (“fiscal 2013”) revenue decreased $25.6 million, or 8.6%, from $296.3 million for the year ended December 30, 2012 (“fiscal 2012”) to $270.7 million. The majority of the decrease in revenue was due to decreased volumes with three long standing customers totaling approximately $15.6 million in addition to two customer disengagements as a result of the Markham production facility closure at the end of the second quarter of fiscal 2013 resulting in additional reduced revenues of $10.6 million.

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

Gross Profit

Gross profit decreased to $15.2 million in fiscal 2013 from $25.9 million in fiscal 2012 due to the decrease of revenue levels and the resulting impact on the ability to cover fixed costs and unfavorable foreign exchange rates on outstanding Canadian dollar and Mexican peso forward exchange contracts compared to the same period in fiscal 2012. This was partially offset by the closure of the Markham production facility in June 2013 which had incurred losses, as well as improved margins earned in Asia which were offset by reduced margins in Mexico. The reduced margins in Mexico in fiscal 2013 were primarily the result of higher direct and variable labor charges as a percentage of revenues compared to fiscal 2012. As a result, manufacturing operations in Mexico were not as efficient as in fiscal 2012. In addition, there were additional charges of $1.3 million relating to material adjustments based on inventory cycle count results performed during the year, an adjustment for scrap inventory and an increase to the inventory reserve due to changes in estimates of recoverable amounts. In addition there was a charge of $3.2 million in the fourth quarter of fiscal 2013 made up of $2.3 million based on the full physical inventory count results at the Mexico facility and a remaining charge of $0.9 million related to write down of spare parts inventory, capitalized labor and overhead charged due to lower WIP levels as a result of the count variance and write downs of inventory due to purchasing errors with two customers, whereby inventory was purchased in excess of customer demand. As a percentage of revenue gross profit decreased to 5.6% in fiscal 2013 compared to 8.7% in fiscal 2012 as a result of the above noted items.

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

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive income. Included in cost of sales in fiscal 2013 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized gain of $0.5 million. During fiscal 2012, an unrealized gain was recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.7 million.

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

Restructuring Charges

Total restructuring charges of $2.0 million were incurred in fiscal 2013 compared to $2.2 million in fiscal 2012. Included in the charges was $1.4 million of additional severance charges related to the Markham production facility closure in the second quarter of fiscal 2013. In addition, $0.3 million of additional facility exit costs was incurred related to the ZF Array lease facility whereby a settlement was reached during fiscal 2013. A 2013 plan was approved that impacted approximately 89 FTEs in the Mexico and San Jose facilities which resulted in additional severance charges of $0.3 million recorded during the fourth quarter of 2013.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4.0 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration is based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the actual results in fiscal 2013, the final year of the contingent consideration period, the fair value of the contingent consideration liability was increased during fiscal 2013 resulting in recognition of a loss of $0.3 million ($0.7 million gain in 2012). The final payment was made in the fourth quarter of fiscal 2013.

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

Income Tax Expense

The net tax expense for fiscal 2013 of $4.6 million is due primarily to $0.9 million of taxes in Mexico and China. In addition a $4.0 million valuation allowance was recorded against the deferred tax asset. These charges were partially offset by $0.5 million of deferred tax recovery primarily related to revised tax legislation in Mexico. The net tax recovery for fiscal 2012 was $1.8 million due to $2.4 million of deferred tax recovery primarily related to a release of a valuation allowance associated with the deferred tax assets in the U.S, offset by minimum taxes in Mexico. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years fiscal 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

At December 29, 2013, the Company had total net operating loss carry forwards of $88.2 million, of which $10.2 million will expire in 2014, $4.1 million will expire in 2015, $1.1 million will expire in 2018, $20.6 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, and the remainder will expire between 2029 and 2033.

Off-Balance Sheet Arrangements

          There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facility, which expires on January 2, 2018. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements.

The following table summarizes cash flow changes for the following periods:

	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012
Cash provided by (used in):
Operating activities	$4.9	$3.4	$9.3
Financing activities	(0.9)	0.3	(4.0)
Investing activities	(1.9)	(2.6)	(5.7)
Increase (decrease) in cash and cash equivalents	2.1	1.1	(0.4)
Cash, beginning of year	3.3	2.2	2.6
Cash, end of the year	$5.4	$3.3	$2.2

Fiscal 2014

Net cash provided by operating activities for fiscal 2014 was $4.9 million. The source of cash mainly resulted from decreases in inventory partially offset by reductions in accounts payable and accrued liabilities. Accounts receivable days sales outstanding for fiscal 2014 increased to 50 days compared to 41 days for fiscal 2013 simply due to timing of collections. Inventory turnover remained consistent at seven times in 2014 compared to 2013. Accounts payable days outstanding for fiscal 2014 increased to 51 days versus 47 days for fiscal 2013 due to timing of payments.

Net cash used from financing activities during fiscal 2014 was $0.9 million, consisting of cash provided from the PNC revolver of $1.1 million, offset by principal payments of capital lease obligations of $1.8 million and payments of financing fees of $0.2 million.

Cash used in investing activities for fiscal 2014 of $1.9 million was predominantly for purchases of machinery and equipment.

Fiscal 2013

Net cash provided by operating activities for fiscal 2013 was $3.4 million. The source of cash mainly resulted from decreases in inventory and accounts receivable offset by reductions in accounts payable and accrued liabilities. Accounts receivable days sales outstanding for fiscal 2013 decreased to 41 days compared to 44 days for fiscal 2012 due to quicker collection in fiscal 2013. Inventory turnover increased to seven times in fiscal 2013 compared to five times in fiscal 2012. This was due to better inventory management in fiscal 2013 over 2012. Accounts payable days outstanding for fiscal 2013 dropped to 47 days versus 66 days for fiscal 2012. The reduction is a function of reduced inventory levels, which in turn reduced vendor payables and required quicker pay down of outstanding payables.

Net cash provided from financing activities during fiscal 2013 was $0.3 million, consisting of the repayment of the EDC term facility of $4.6 million, principal payments of capital lease obligations of $2.2 million and payment of contingent consideration of $1.1 million. These were offset by an increase in revolving debt of $7.3 million, proceeds from issuance of common stock of $0.1 million and proceeds from a sale and leaseback of $1.0 million.

Cash used in investing activities for fiscal 2013 of $2.6 million was for purchases of machinery and equipment of $3.0 million which was partially offset by proceeds from the sale of capital assets of $0.4 million.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC. This PNC Facility had an original term of three years. On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. With the closure of the Markham production facility in fiscal 2013, there were no longer Canadian collateral balances in the form of receivables and inventory and as such the amendment removes the PNC Canada branch as a lender under the Loan Agreement. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is opportunity to reduce the interest rate to U.S. base rate plus 0.75%. The base commercial lending rate should approximate the prime rate.

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the foreseeable future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During 2014, there were $1.7 million of additions of property, plant and equipment acquired via capital leases.

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

Accounting changes and recent accounting pronouncements

Recent Adopted Accounting Pronouncements

In February, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-14, Liabilities (Topic 405): Obligations resulting from joint and several liability arrangements from which the total amount of the obligation is fixed at the reporting date. Provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no specific guidance exists. Effective for public entities for years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 had no impact on our consolidated financial statements.

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11, which was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, provides guidance on the financial statement presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2014, the FASB published ASU 2014-08 Topics 205 and 360: Presentation of Financial Statements and Property, Plant and Equipment. The amendments change the criteria for reporting discontinued operations and add new disclosure requirements for discontinued operations and individually significant components of an entity that are disposed of or classified as held for sale but do not meet the definition of discontinued operation. The amendments are effective for years beginning on/after December 15, 2014, and interim periods within those years. The impact of adoption of the standard has not yet been determined.

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from contracts with customers. Supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. Amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements.

The standard is effective for years beginning after December 15, 2016 including interim periods with those years. The impact of adoption of the standard has not yet been determined.

In June 2014, the FASB published ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The impact of adoption of the standard has not yet been determined.

In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. The impact of adoption of the standard has not yet been determined.

Critical Accounting Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 to the consolidated financial statements describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Deferred Tax Asset Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada and the United States is appropriate. There is no valuation allowance related to deferred tax assets in Mexico.

Restructuring Charges

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations”, or ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits”, as applicable. The Company records restructuring charges related to employee severance and costs to consolidate or exit facilities. Management records liabilities for contractual employee severance when payment of severance is considered probable. This requires management to make estimates and judgments regarding the amount of severance, timing and probability of the costs being incurred related to the restructuring plans. Liabilities for restructuring costs other than employee severance are accounted for in accordance with ASC 420, only when they are incurred.

Going Concern

These financial statements are prepared on a going concern basis. Management is responsible to evaluate annually or when conditions or events arise which create substantial doubt about the entity’s ability to continue as a going concern. Guidance is followed under ASC Topic 205, Presentation of Financial Statements, whereby management considers both quantitative and qualitative factors when making the determination as to whether there are events or circumstances which create substantial doubt about the entity’s ability to continue as a going concern. Management is required to make judgments based on expected future events when making these assessments, which include forecasts from its operating segments and assessments of the company’s ability to meet current and future obligations not limited to forecasted cash flows to support operating costs in addition to meet debt obligations while maintaining compliance with bank covenants.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facility bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facility for the year ended December 28, 2014 was 4.6%. At December 28, 2014, the interest rate on the PNC Facility was 4.5% based on the U.S. prime rate plus 1.25%.

The impact of a 1% change in interest rates would not have a significant impact on our reported earnings.

Foreign Currency Exchange Risk

As a result of operating a global business, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro based component purchases and other various operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would not have a significant impact on our reported earnings.

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financial viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at February 28, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, which has a credit limit of $40M are sufficient to fund our financial obligations.

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 14, 2014, the Audit Committee (“the Committee”) of the Board of Directors of the Company approved the dismissal of KPMG LLP (Canada) (“KPMG LLP”) as the Company’s independent registered public accounting firm. On August 20, 2014 the Company engaged PricewaterhouseCoopers LLP (Canada) (“PwC Canada”) as the Company’s new independent registered public accounting firm beginning with third quarter ended September 28, 2014.

During the Company’s fiscal years ended December 29, 2013 and December 30, 2012 through August 14, 2014, the Company has had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference thereto in its reports on the financial statements for such periods. However, during such periods, there were “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). The reportable events included material weaknesses as described by the Company in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Specifically, management concluded that there were weaknesses in the internal controls over processing and tracking transactions affecting inventory in the Company’s Chihuahua Mexico facility and over the assessment of the recoverability of the Company’s deferred tax asset. The Committee has discussed the material weaknesses in the Company’s internal control over financial reporting with KPMG LLP.

The reports of KPMG LLP on the Company’s consolidated financial statements as of December 29, 2013 and December 30, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

As a result of a material weakness which is described in more detail below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, management, including the Chief Executive Officer and Chief Financial Officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) of the Exchange Act.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (1992).

In 2013, management had identified a material weakness relating to its processes and procedures related to its assessment of the recoverability of its DTA and the recognition of a valuation allowance. Management determined that they did not have adequate policies and procedures in place to ensure the effective review of its estimates, assumptions and analysis associated with evaluating the recoverability of its DTA and related valuation allowance. Policies and controls have been put in place that require senior levels of management, including the VP of Finance and/or Chief Financial Officer to perform a review of the underlying assumptions and forecasts used to support the analysis needed in its assessment of the recoverability of the DTA and related valuation allowance and to confirm that financial information is internally consistent with forecasted financial information and cash flows used by management in carrying out other long lived asset impairment testing. However, in connection with our yearend financial close and the process of implementing policies and procedures in relation to the accounting for deferred tax assets, management identified certain adjustments impacting the current and prior year tax balances – (see Note 2 – Revisions of previously issued financial statements). Based on these adjustments, management has concluded that there continues to be a material weakness in respect of its controls and procedures relating to its accounting for income taxes.

As a result management has concluded that the Company’s internal control over financial reporting as of December 28, 2014 was not effective..

Changes in Internal Control over Financial Reporting

With the exception of the deficiencies and changes described herein, during the fourth quarter of 2014, there were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10K does not include an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of December 28, 2014, as permitted under the rules of the SEC for Smaller Reporting Companies.

Changes in Internal Control over Financial Reporting

Remediation of Prior Year Material Weakness

During the year ended December 28, 2014, we implemented internal control procedures to address previously identified material weaknesses in connection with management’s evaluation of disclosure controls and procedures and its assessment of the effectiveness of internal controls over financial reporting as of December 29, 2013 (2013 Material Weaknesses).

The Company has implemented and executed the Company’s remediation plans described below, and after completing our testing of the design and operating effectiveness of our remediation plans, we concluded that we have fully remediated the previously identified 2013 Material Weakness related to Inventory. We are continuing to implement controls and procedures designed to address the control weakness related to the assessment of the recoverability of the DTA, therefore management has concluded that there continues to be a material weakness in the process and controls over accounting for deferred tax assets, corresponding valuation allowances and income taxes which is described above.

Additional information regarding our remediation of material weakness related to Inventory is as follows:

Inventory

Management has implemented revised processes, controls and training procedures for all levels of staff that are involved in the processing and tracking of transactions affecting inventory in the Company’s Chihuahua, Mexico facility. Specifically, the remediation of the material weakness over processing of inventory involved five key areas including stock identification control procedures, work order management, transaction control procedures, cycle count procedures and control over inventory receipts. The remediation plan commenced during the first quarter of 2014 and established new processes, controls and training for appropriate levels of staff. Management has established a Best Practices and Compliance team that monitors and tests the effectiveness of the controls over the processing of inventory.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate governance

The information required by this Item is included under the captions “The Proposal: Election of Directors,” “Directors and Executive Officers” and “Additional Information—Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at http://smtc.com/investor-relations/corporate-governance and in print to any stockholder who requests it. Any such request should be made by mail to: SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6 and Attention: Investor Relations; or by e-mail to: investorelations@smtc.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Conduct.

Item 11.	Executive Compensation

The information required by this Item is included under the captions “Executive Compensation and Related Information” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item concerning security ownership of certain beneficial owners and management is included under the caption “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July 2010. In June 2011, the Company voted to increase the amount of shares available under the 2010 Plan by 670,000 and in June 2012 the Company voted to increase the number of shares available under the 2010 Plan by 652,000. There was no vote to increase the number of shares available under the plan in fiscal 2013, and as such the authorized increase to the number of shares was calculated as 163,619 based on the formula included in the terms of the 2010 Plan. There was no vote to increase the number of shares available under the plan in fiscal 2014, and as such the authorized increase to the number of shares was calculated as 164,173 based on the formula included in the terms of the 2010 Plan. As at December 28, 2014, the Company no longer has any outstanding awards under its 2000 Equity Incentive Plan.

The following table gives information about awards under the 2010 Plan as of December 28, 2014:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,337,645	$2.02	662,783

 Notes:

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is included under the captions “Director Independence” and “Related Party Transactions” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item concerning principal accountant fees and services is included in the Company’s 2015 Proxy Statement under the caption “Independent Auditors” and is incorporated herein by reference.

 PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a) (1)  Financial Statements.

The financial statements filed as part of this Report are listed and indexed at page F-1.

(a) (2)  Financial Statement Schedule.

All schedules have been omitted because they are not required or applicable under the instructions or because the information required is included in consolidated financial statements or notes thereto.

(a) (3)  Exhibits.

See exhibit index beginning at page 41.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Sushil Dhiman President and Chief Executive Officer

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sushil Dhiman
Sushil Dhiman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2015

/s/ Jim Currie
Jim Currie	Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2015

/s/ David Sandberg
David Sandberg	Director	March 30, 2015

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 30, 2015

/s/ Randy Waterfield
Randy Waterfield	Director	March 30, 2015

/s/ Clarke Bailey
Clarke Bailey	Director	March 30, 2015

/s/ Lawrence Silber
Lawrence Silber	Director	March 30, 2015

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

Exhibit #	Description
2.1	Reorganization and Merger Agreement dated as of July 26, 1999. (1)

2.2	Amendment to Reorganization and Merger Agreement, dated as of July 27, 2000. (2)

2.3	Stock Purchase Agreement dated as of May 23, 2000 (Pensar Corporation). (3)

2.4	Stock Purchase Agreement dated as of November 22, 2000 (Qualtron Teoranta and Qualtron, Inc.). (4)

3.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (5)

3.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (6)

3.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008 (7).

3.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009 (8).

3.5	Fifth Amended and Restated Certificate of Incorporation (9).

3.6	Second Amended and Restated By-laws of SMTC Corporation (9)

3.7	Amendment No. 1 to SMTC Corporation’s Second Amended and Restated By-laws of SMTC Corporation (10)

4.1	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (2)

4.2	Form of certificate representing shares of common stock. (3)

4.3

Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between SMTC Corporation and Computershare Inc., as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company's Series A Participating Preferred Stock, Exhibit B the form of Rights Certificates and Exhibit C the Summary of Rights (11)

10.1#	SMTC Corporation 2010 Incentive Plan (12)

10.2

Revolving Credit and Security Agreement dated September 14, 2011 between PNC, National Association, PNC Bank Canada Branch, SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated and HTM Holdings, Inc. (13)

10.3	Third Amended and Restated US Loan Agreement dated September 14, 2011 by and among Export Development Canada and SMTC Mex Holdings, Inc. and SMTC Manufacturing Corporation of Massachusetts (13)

10.4	Stockholder Agreement by and among SMTC Corporation and Red Oak Partners, LLC, dated January 5, 2012 (9)

Exhibit #	Description
10.5#	Employment Agreement with Sushil Dhiman dated December 16, 2013. (14)

10.6	Sixth amendment to PNC Credit and Revolving Facility. (15)

21.1*	Subsidiaries of the Registrant.

10.7#*	Indemnification Agreement of Directors or Officers of SMTC Corporation dated September 23, 2014.

10.8	Seventh amendment to PNC Credit and Revolving Facility. (16)

31.1*	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2015

31.2*	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2015

32.1*	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2015.

32.2*	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2015.

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

(1)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 18, 2010 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 filed on April 14, 2014 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2014 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2014 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	F-3

Consolidated Statements of Operations and Comprehensive Income/Loss for the periods from December 30, 2013 to December 28, 2014, December 31, 2012 to December 29, 2013, and from January 2, 2012 to December 30, 2012

F-4

Consolidated Statements of Changes in Shareholders’ Equity for the periods from December 30, 2013 to December 28, 2014, December 31, 2012 to December 29, 2013, and from January 2, 2012 to December 30, 2012

F-5
Consolidated Statements of Cash Flows for the periods from December 30, 2013 to December 28, 2014, December 31, 2012 to December 29, 2013, and from January 2, 2012 to December 30, 2012	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders of SMTC Corporation

We have audited the accompanying consolidated balance sheet of SMTC Corporation and its subsidiaries as of December 28, 2014, and the related consolidated statement of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries at December 28, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2013 and 2012 financial statements to correct the errors, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 and 2012 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 and 2012 financial statements taken as a whole.

(Signed) PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountant

Oakville, Ontario, Canada

March 30, 2015

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited, before the effects of the adjustments described in Note 2, the consolidated balance sheet of SMTC Corporation (the “Company”) as of December 29, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the periods from January 2, 2012 to December 30, 2012 and from December 31, 2012 to December 29, 2013 (the 2013 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). The 2013 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, except for the effects of the adjustments described in Note 2, the consolidated financial statements described above present fairly, in all material respects, the financial position of SMTC Corporation as of December 29, 2013, and the result of its operations and its cash flows for the periods from January 2, 2012 to December 30, 2012 and from December 31, 2012 to December 29, 2013 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by PricewaterhouseCoopers LLP.

(Signed) KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

April 14, 2014

Toronto, Canada

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 28, 2014	December 29, 2013 As Revised (See Note 2)
Assets
Current assets:
Cash	$5,447	$3,295
Accounts receivable—net (note 3)	31,024	30,821
Inventories (note 3)	31,590	36,776
Prepaid expenses and other assets	2,135	1,632
Income taxes receivable (note 9)	359	472
Current portion of deferred income taxes—net (note 9)	428	695
	70,983	73,691
Property, plant and equipment—net (note 3)	17,590	18,044
Deferred financing costs—net (note 3)	90	275
Deferred income taxes (note 9)	—	818
	$88,663	$92,828

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,425	$33,231
Accrued liabilities (note 3)	7,080	6,314
Derivative liabilities (note 8)	2,703	881
Income taxes payable	449	775
Revolving credit facility (note 4)	21,370	20,222
Current portion of capital lease obligations (note 4)	980	1,482
	62,007	62,905
Capital lease obligations (note 4)	866	519

Shareholders’ equity:
Capital stock (note 5)	390	390
Additional paid-in capital	263,996	263,732
Deficit	(238,596)	(234,718)
	25,790	29,404
	$88,663	$92,828

 Commitments and contingencies (note 12)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Period from December 30, 2013 to December 28, 2014	Period from December 31, 2012 to December 29, 2013 As Revised (See Note 2)	Period from January 2, 2012 to December 30, 2012 As Revised (See Note 2)
Revenue	$228,577	$270,684	$296,305
Cost of sales	209,623	255,503	270,413
Gross profit	18,954	15,181	25,892

Expenses:
Selling, general and administrative expenses	17,900	19,190	17,325
Restructuring charges (note 7)	1,366	1,989	2,180
Loss (gain) on contingent consideration (note 13)	—	274	(650)
Loss (gain) on disposal of plant, plant and equipment	51	(101)	—
Operating earnings (loss)	(363)	(6,171)	7,037
Interest expense (note 3)	1,693	1,724	1,957
Earnings (loss) before income taxes	(2,056)	(7,895)	5,080
Income tax expense (recovery) (note 9)
Current	887	887	621
Deferred	935	3,681	(2,420)
	1,822	4,568	(1,799)
Net earnings (loss) and comprehensive income (loss)	$(3,878)	$(12,463)	$6,879

Basic earnings (loss) per share (note 10)	$(0.24)	$(0.76)	$0.42

Diluted earnings (loss) per share (note 10)	$(0.24)	$(0.76)	$0.42
Weighted average number of shares outstanding (note 10)
Basic	16,417,275	16,361,865	16,294,893
Diluted	16,417,275	16,361,865	16,415,522

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2012 (1)	$5,631	$257,583	$(229,134)	$34,080

Exercise of stock options	1	219	—	220
Conversion of shares from exchangeable to common stock	(5,243)	5,243	—	—
Stock-based compensation	—	379	—	379
Net income for the year (1)	—	—	6,879	6,879
Balance, December 30, 2012 (1)	$389	$263,424	$(222,255)	$41,558

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2012 (1)	$389	$263,424	$(222,255)	$41,558

Exercise of stock options	1	60	—	61
Stock-based compensation	—	248	—	248
Net loss for the year (1)	—	—	(12,463)	(12,463)
Balance, December 29, 2013 (1)	$390	$263,732	$(234,718)	$29,404

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 29, 2013 (1)	$390	$263,732	$(234,718)	$29,404

Stock-based compensation	—	264	—	264
Net loss for the year	—	—	(3,878)	(3,878)
Balance, December 28, 2014	$390	$263,996	$(238,596)	25,790

(1)

Revised deficit and net income (loss) previously filed to adjust for prior period errors. Refer to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Period from December 30, 2013 to December 28, 2014	Period from December 31, 2012 to December 29, 2013 As Revised (See Note 2)	Period from January 2, 2012 to December 30, 2012 As Revised (See Note 2)
Cash provided by (used in):

Operations:
Net earnings (loss)	$(3,878)	$(12,463)	$6,879
Items not involving cash:

Depreciation	3,997	3,883	3,231
Unrealized (gain)/loss on derivative instrument (note 8)	1,822	1,107	(127)
Deferred income taxes (recovery)	1,085	3,681	(2,420)
Amortization of deferred financing fees	385	389	352
Stock-based compensation	264	248	379
Fair value adjustment related to contingent consideration	—	274	(650)
Loss (gain) on sale of property, plant and equipment	51	(101)	—

Change in non-cash operating working capital:

Accounts receivable	(203)	5,480	1,603
Inventories	5,186	18,030	(2,158)
Prepaid expenses	(503)	251	(436)
Income taxes payable	(213)	94	(158)
Accounts payable	(3,732)	(15,124)	1,917
Accrued liabilities	734	(2,315)	838
	4,995	3,434	9,250

Financing:
Drawdown of revolving credit facility	1,148	7,326	442
Repayment of long-term debt	—	(4,631)	(2,162)
Principal payment of capital lease obligations	(1,858)	(2,236)	(1,727)
Proceeds from issuance of common stock	—	61	220
Proceeds from sale and leaseback	—	988	170
Payment of contingent consideration	—	(1,059)	(965)
Debt issuance and deferred financing costs	(200)	(100)	—
	(910)	349	(4,022)

Investment:

Purchase of property, plant and equipment	(1,971)	(3,097)	(5,660)
Proceeds from sale of property, plant and equipment	38	406	—
	(1,933)	(2,691)	(5,660)

Increase (decrease) in cash	2,152	1,092	(432)
Cash, beginning of year	3,295	2,203	2,635
Cash, end of the year	$5,447	$3,295	$2,203

Supplemental Information:
Cash interest paid	$1,192	$1,376	$1,588
Cash taxes paid—net	$1,082	$797	$941
Property, plant and equipment acquired through capital lease	$1,703	$1,430	$1,048
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$101	$143	$675

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive income (loss), the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 30, 2013 to December 28, 2014 (“period ended December 28, 2014”), December 31, 2012 to December 29, 2013 (“period ended December 29, 2013”), and January 2, 2012 to December 30, 2012 (“period ended December 30, 2012”).

2.	Significant accounting policies

(i)	Basis of presentation

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements are presented in United States (“US”) dollars.

(ii)	Revisions of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements of the Company for the year ended December 28, 2014, the Company identified certain errors in its previously issued consolidated financial statements for the periods ended December 29, 2013, December 30, 2012 and opening January 2, 2012. The errors related to (i) an understatement of amortization expense due to an error uncovered in the Company’s amortization schedule; (ii) an understatement of unrealized losses related to the mark to market revaluation of outstanding derivative forward contracts; (iii) an understatement of employee benefit obligations related to seniority premiums earned by Mexican employees; (iv) overstatement of deferred tax assets associated with temporary differences on certain benefit obligations in Mexico; (v) an overstatement of cash used in investing activities related to unpaid purchases of property, plant and equipment and a corresponding understatement of accounts payable and accrued liabilities impacting cash flow from operations; and (vi) reclassification of previously reported gross revenues and intersegment revenue elimination between Mexico and Asia (see note 11).

In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Consolidated Statements of Income, Balance Sheets, Shareholders Equity and Cash Flows, also codified in ASC 250, management assessed the materiality of the errors from a qualitative and quantitative basis and concluded that these errors were immaterial to its previously issued consolidated financial statements. Management concluded that the errors were material, if corrected in the current years’ consolidated financial statements. Therefore, in accordance with ASC 250, the consolidated financial statements as of December 29, 2013 and December 30, 2012 and the years then ended, which are presented herein, have been revised in this 2014 Annual Report on Form 10-K.

2.        Significant accounting policies cont’d

The following table summarizes the selected line items from the Company’s consolidated financial statements illustrating the effect of these adjustments to the comparative prior years.

Impact on the Consolidated Statements of Operations and Comprehensive Income (Loss) In thousands, except per share data	December 29, 2013 As previously filed	Adjustment	December 29, 2013 As adjusted	December 30, 2012 As previously filed	Adjustment	December 30, 2012 As adjusted
Cost of sales - depreciation	$255,285	$218	$255,503	$269,765	$648	$270,413
Gross profit	15,399	218	15,181	26,540	648	25,892
Operating earnings (loss)	(5,953)	218	(6,171)	7,685	648	7,037
Earnings (loss) before income taxes	(7,677)	218	(7,895)	5,728	648	5,080
Deferred tax expense	3,331	350	3,681	(2,435)	15	(2,420)
Net earnings (loss) and comprehensive income (loss)	$(11,895)	$568	$(12,463)	$7,542	$663	$6,879
Basic and diluted earnings per share	(0.73)		(0.76)	0.46		0.42

Impact on the Consolidated Balance Sheet In thousands	December 29, 2013 As previously filed	Adjusted	December 29, 2013 As adjusted
Current portion of deferred income taxes (1)	$1,486	$(791)	$695
Total current assets	74,482	(791)	73,691
Property, plant and equipment (2)	18,219	(175)	18,044
Total assets	93,794	(966)	92,828
Accrued liabilities (3)	6,443	(129)	6,314
Derivative liability (4)	—	881	881
Total current liabilities	62,153	752	62,905
Shareholders’ equity – deficit (5)	(233,000)	(1,718)	(234,718)
Total liabilities and shareholders’ equity (deficit)	$93,794	$(966)	$92,828

Impact on the Consolidated Statement of Cash Flow In thousands	December 29, 2013 As previously filed	Adjusted	December 29, 2013 As adjusted	December 30, 2012 As previously filed	Adjusted	December 30, 2012 As adjusted
Net income (loss)	$(11,895)	$(568)	$(12,463)	$7,542	$(663)	$6,879
Items not involving cash:
Depreciation	3,781	102	3,883	3,158	73	3,231
Unrealized loss (gain) on derivative instruments	1,023	84	1,107	(590)	463	(127)
Deferred income taxes	3,331	350	3,681	(2,435)	15	(2,420)
Accounts payable (6)	(15,535)	411	(15,124)	2,414	(497)	1,917
Accrued liabilities (6)	(2,467)	152	(2,315)	904	(66)	838
Cash flow provided by operations	2,903	531	3,434	9,925	(675)	9,250
Cash flow provided from financing	349	—	349	(4,022)	—	(4,022)
Cash flow used by investing (6)	(2,160)	(531)	(2,691)	(6,335)	675	(5,660)
Increase (decrease) in cash	1,092	—	1,092	(432)	—	(432)
Cash, beginning of year	2,203	—	2,203	2,635	—	2,635
Cash, end of year	$3,295	—	$3,295	$2,203	—	$2,203

(1)	The net decrease to the deferred tax asset (“DTA”) as at December 29, 2013 due to prior period errors is $791, resulting in an adjusted DTA of $695 compared to the previously filed amount of $1,486.

(2)

The property, plant and equipment balance is adjusted to $18,044, representing a $175 reduction resulting from an understatement of the amortization expense previously filed in fiscal 2013 and fiscal 2012 of $102 and $73, respectively.

(3)

The net decrease of $129 resulted from a reclassification of $476 pertaining to the derivative liability previously included in accrued liabilities. This was offset by the increase of $347 related to the recognition of the seniority premium for employee benefit obligations in Mexico.

(4)

The derivative liability included $476 previously included in accrued liabilities in addition to the cumulative charge of $405 pertaining to the change in the valuation method of the mark to market charge related to outstanding forward exchange contracts.

(5)	The net impact of the revision adjustments to the deficit and shareholders’ equity as of December 30, 2012 and January 2, 2012 was $663 and $487, respectively.

(6)	Cash provided in accounts payable and accrued liabilities increased by $152 and $411 as at December 29, 2013, which was the result of unpaid property, plant and equipment purchases of $144 offset by cash payments made during 2013 from 2012 additions of $675 which was reclassified from cash flow from investing to accounts payable and accrued liabilities. This was offset by the increased accrual of $32 related to the seniority premium adjustment. Cash provided from accounts payable and accrued liabilities decreased by $497 and $66 respectively as at December 30, 2012, which was the result of unpaid property, plant and equipment purchases of $675 which was reclassified from cash flow from investing. This was offset by the increased accrual of $112 related to the seniority premium adjustment.

2.        Significant accounting policies cont’d

As a result of the revisions included in the comparative financial statements, certain notes to the consolidated financial statements have been revised form those previously filed. The following notes have been revised from those previously issued:

Note 3 – Property, plant and equipment

Note 3 – Accrued liabilities and other

Note 8 – Financial instruments and risks

Note 9 – Income taxes

Note 11 – Segment information

(iii)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated. The Company has no interests in Variable Interest Entities in any of the years presented as all subsidiaries are wholly-owned. Inter-company accounts and transactions are eliminated upon consolidation.

(iv)	Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, deferred tax asset valuation allowance, restructuring, impairment of long-lived assets and going concern assessment. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

(v)	Revenue recognition

Revenue is derived primarily from the sale of electronics equipment that has been built to customer specifications. Revenue from the sale of products is recognized when goods are shipped to customers (FoB Shipping Point) since title has passed to the customer, persuasive evidence of an arrangement exists, performance has occurred, all customer-specified test criteria have been met and collectability is reasonably assured. The provision is based on the terms of the warranty which vary by customer and product, and historical experience. The Company regularly evaluates this provision.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Work in progress and finished goods inventories include an application of relevant overhead. Fixed production overheads are allocated to inventory based on normal capacity of production facilities. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment.

2.        Significant accounting policies cont’d

(viii)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings (in years)	5-20
Machinery and equipment (in years)	7 – 15
Office furniture and equipment (in years)	7
Computer hardware and software (in years)	3
Leasehold improvements	Over shorter of the lease term and estimated useful life

Land is stated at cost.

(ix)	Deferred financing costs

Debt financing costs are deferred and amortized over the term of the related debt and the related amortization is included within interest expense. Deferred financing costs relating to the revolving credit facility are amortized on a straight-line basis over the term of the facility.

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

(xi)	Earnings per common share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. The treasury stock method is used to compute the potential dilutive effect of stock options.

2.         Significant accounting policies cont’d

(xii)	Translation of foreign currencies

The functional currency of the parent company and all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations and comprehensive income (loss).

(xiii)	Financial instruments

The Company accounts for derivative financial instruments in accordance with applicable guidance. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income (loss) to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the statement of operations and comprehensive income (loss) in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in the consolidated statement of operations and comprehensive income (loss) as a component of cost of sales.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of the revolving credit facility and capital lease obligations approximate the carrying values as the obligations bear rates currently available for debt with similar terms, maturities and credit rating.

(xiv)	Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales.

(xv)	Stock-based compensation

The Company applies ASC 718, “Compensation – Stock Compensation”, (“ASC 718”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model, while the fair value of restricted stock units (“RSU’s) is based on the closing stock price at the date of grant. Compensation expense is recognized over the stock option and RSU vesting period on a straight line basis. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(xvi)	Fair Value Measurements

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

2.         Significant accounting policies cont’d

(xvii)	Impairment of long-lived assets

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

(xviii)	Restructuring Charges

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

(xix)	Post-employment benefits

The Company sponsors defined contribution pension plans and other post-employment benefit plans for certain employees. Contributions to the defined contribution pension plans are recognized as an expense as services are rendered by employees. The costs of the other post-employment benefit plans are actuarially determined. The liability recognized in the balance sheet in respect of the post-employment benefit plans for certain employees is the present value of the defined other post-employment benefit obligation at the end of the reporting period as determined by the Company’s actuary.

(xx)	Recent Adopted Accounting Pronouncements

In February, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-14, Liabilities (Topic 405): Obligations resulting from joint and several liability arrangements from which the total amount of the obligation is fixed at the reporting date. Provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no specific guidance exists. Effective for public entities for years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 had no impact on our consolidated financial statements.

In July, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11, which was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, provides guidance on the financial statement presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 had no impact on our consolidated financial statements.

(xxi)	Recent Accounting Pronouncements

In April 2014, the FASB published ASU 2014-08 Topics 205 and 360: Presentation of Financial Statements and Property, Plant and Equipment. The amendments change the criteria for reporting discontinued operations and add new disclosure requirements for discontinued operations and individually significant components of an entity that are disposed of or classified as held for sale but do not meet the definition of discontinued operation. The amendments are effective for years beginning on/after December 15, 2014, and interim periods within those years. The impact of adoption of the standard has not yet been determined.

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from contracts with customers. Supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. Amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements.

The standard is effective for years beginning after December 15, 2016 including interim periods with those years. The impact of adoption of the standard has not yet been determined.

2.         Significant accounting policies cont’d

In June 2014, the FASB published ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The impact of adoption of the standard has not yet been determined.

In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. The impact of adoption of the standard has not yet been determined.

3.     Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive income (loss).

Consolidated balance sheets

Accounts receivable—net:

	December 28, 2014	December 29, 2013
Accounts receivable	$31,354	$31,091
Allowance for doubtful accounts	(330)	(270)
Accounts receivable—net	$31,024	$30,821

Inventories:

	December 28, 2014	December 29, 2013
Raw materials	$25,973	$28,583
Work in process	2,099	3,078
Finished goods	2,743	3,849
Parts and other	775	1,266
Inventories	$31,590	$36,776

Inventories are recorded net of a provision for obsolescence as at December 28, 2014 and December 29, 2013 of $475 and $623 respectively.

3.       Consolidated financial statement details cont’d

Property, plant and equipment—net:

	December 28, 2014	December 29, 2013 As Revised (See Note 2)
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	31,592	29,505
Office furniture and equipment	1,690	1,658
Computer hardware and software (b)	5,930	5,153
Leasehold improvements (c)	2,456	2,292
	53,194	50,134

Less accumulated depreciation:
Land	—	—
Buildings	(7,275)	(6,794)
Machinery and equipment (a)	(20,545)	(18,584)
Office furniture and equipment	(1,513)	(1,369)
Computer hardware and software (b)	(4,774)	(4,119)
Leasehold improvements (c)	(1,497)	(1,224)
	(35,604)	(32,090)
Property, plant and equipment—net	$17,590	$18,044

(a)

Included within machinery and equipment were assets under capital leases with costs of $3,495 and $5,194, and associated accumulated depreciation of $916 and $1,624 as of December 28, 2014 and December 29, 2013, respectively. The related depreciation expense for the periods ended December 28, 2014, December 29, 2013 and December 30, 2012 was $694, $769 and $598, respectively.

(b)

At December 29, 2014 and December 29, 2013, included within computer hardware and software were assets under capital leases with costs of $498 and $481, respectively and associated accumulated depreciation of $417 and $266 respectively. The related depreciation expense for the periods ended December 28, 2014, December 29, 2013 and December 30, 2012 was $151, $144 and $122, respectively.

(c)

At December 29, 2014 and December 29, 2013, included within leasehold improvements were assets under capital leases with costs of $73 respectively, and associated accumulated depreciation of $42 and $27, respectively. The related depreciation expense for the periods ended December 28, 2014 and December 29, 2013 was $15 respectively.

Deferred financing costs – net:

	December 28, 2014	December 29, 2013
Deferred financing costs	$1,290	$1,090
Accumulated amortization	(1,200)	(815)
	$90	$275

3.     Consolidated financial statement details cont’d

Accrued liabilities and other:

	December 28, 2014	December 29, 2013 As Revised (See Note 2)
Customer-related	$2,074	$943
Payroll	4,014	4,014
Professional services	395	442
Restructuring (note 7)	—	630
Vendor related	29	36
Other	568	249
Accrued liabilities and other	$7,080	$6,314

Consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012

Long-term debt	$—	$76	$170
Revolving credit facility	1,096	1,071	1,185
Amortization of deferred financing costs	385	389	352
Obligations under capital leases	212	188	250

Interest expense	$1,693	$1,724	$1,957

4.	Debt and capital leases

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. With the closure of the Markham production facility in 2013, there were no longer Canadian collateral balances in the form of receivables and inventory and as such the amendment removes the PNC Canada branch as a lender under the Loan Agreement. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is an opportunity to reduce the interest rate to U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

At December 28, 2014, $21,370 (December 29, 2013 - $20,222) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. At December 28, 2014, there were no Canadian dollar balances as the Canadian lending facilities were closed as part of the amended agreement dated September 24, 2014. At December 29, 2013, there was a Canadian dollar denominated debt balance of $618.

The maximum amount of funds available under the PNC Facility is $40,000. Availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

The PNC Facility is a joint and several obligation of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility is collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The PNC Facility agreement contains certain financial and non-financial covenants.

The financial covenants require the Company to maintain minimum fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facility).  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for three months ending September 28, 2014, six months ending December 28, 2014, nine months ending March 29, 2015 and twelve months ending June 28, 2015 and thereafter on a rolling twelve month basis until December 31, 2017.  The requirement to maintain a minimum EBITDA as defined under the PNC loan agreement was removed as part of the seventh amendment executed on September 24, 2014. Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the lender.

The Company is in compliance with the financial covenants included in the PNC Facility as of December 28, 2014.

4.	Debt and capital leases cont’d

(c) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years consist of the following:

2015	$1,105
2016	698
2017	230
Total minimum lease payments	2,033
Amount representing interest of 2% to 15%	(187)
Present value of lease payments	1,846
Current portion of capital lease obligations	980
Long term capital lease obligations	$866

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 28, 2014 and December 29, 2013 consisted of:

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

5.	Capital stock cont’d

Issued and outstanding:

The outstanding number of common shares and exchangeable shares included in shareholders’ equity consisted of the following as at the following dates:

	December 28, 2014		December 29, 2013		December 30, 2012
	Number of shares	$	Number of shares	$	Number of shares	$

Common Stock

Exchangeable shares:

Balance at beginning of the period	—	$—	—	$—	554,748	$5,249
Shares issued pursuant to:
Conversion to common stock	20	—	—	—	(554,748)	(5,249)

Balance at end of the period	20	$—	—	$—	—	$—

Common Stock

Balance at beginning of the period	16,417,256	$390	16,344,193	$389	15,651,026	$382
Shares issued pursuant to:
Exercise of stock options	—	—	73,063	1	138,419	1
Conversion of exchangeable shares	20	—	—	—	554,748	6

Balance at end of the period	16,417,276	$390	16,417,256	$390	16,344,193	$389

Total Common Stock		$390		$390		$389

 Exchangeable shares:

As at December 28, 2014, there were no outstanding exchangeable shares, 20 exchangeable shares were issued and converted to common shares during the period. No exchangeable shares were outstanding or converted as at December 29, 2013. During the period ended December 30, 2012 exchangeable shares of 554,728 with a carrying value of $5,249 were exchanged for common stock, with a carrying value of $6 with the difference recorded as additional paid-in capital. The special voting stock was cancelled once all outstanding exchangeable shares were redeemed.

6.	Stock based compensation

Stock options

2000 Incentive Plan:

In July 2000, the Company approved the SMTC/SMTC Manufacturing Corporation of Canada 2000 Equity Incentive Plan (the “2000 Incentive Plan”). The plan permitted the issuance of up to 1,727,052 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of shares outstanding per year. No options related to the 2000 Equity Incentive Plan were outstanding as at December 29, 2014.

2010 Incentive Plan:

The Company settles its stock options in equity. In July 2010, the Company approved a stock option plan, the 2010 SMTC Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan permits the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options vest over a one to three-year period and expire five to 10 years from their respective date of grant.

In June of 2011 and 2012, the Company voted to increase the amount of shares available under the 2010 Incentive Plan by 670,000 and 652,000, respectively. There was no vote to increase the number of available shares of the 2010 Incentive Plan in 2013 and 2014. Based on the permitted annual increase described above, the 2013 and 2014 annual increases to the shares was 163,619 and 164,173, respectively based on 1% of the diluted outstanding common shares as at December 29, 2013 and December 28, 2014, respectively. Therefore, the total authorized shares authorized to issue are 1,999,791 under the 2010 Incentive Plan. There have been no exercises historically from the 2010 Incentive Plan. With the outstanding stock options and restricted stock units of 817,212 and 520,433, respectively there are 662,784 shares available for issuance as at December 28, 2014.

A summary of stock option activity under the 2000 and 2010 Incentive Plans for the periods ended December 30, 2012, December 29, 2013 and December 28, 2014 is as follows:

	2000	2010	Total			Weighted
				Weighted average	Aggregate	average remaining
	Incentive Plan	Incentive Plan	Outstanding options	exercise price	intrinsic value	contractual term (years)
Outstanding balance at January 1, 2012	280,826	922,000	1,202,826	$2.82
Options granted under	—	350,000	350,000	$3.11
Options expired	(13,600)	—	(13,600)	$22.83
Options exercised	(138,419)	—	(138,419)	$1.36
Outstanding balance at December 30, 2012	128,807	1,272,000	1,400,807	$2.82
Options granted	—	235,000	235,000	$2.06
Options forfeited	(55,743)	(1,072,000)	(1,127,743)	$2.90
Options exercised	(73,064)	—	(73,064)	$0.93
Outstanding balance at December 29, 2013	—	435,000	435,000	$2.50
Options granted	—	498,879	498,879	$1.80
Options forfeited	—	(116,667)	(116,667)	$2.48
Options exercised	—	—	—	$—

Outstanding balance at December 28, 2014	—	817,212	817,212	$2.07	$—	7.3

Exercisable balance at December 28, 2014			203,336	$2.60	$—	3.1

6.     Stock based compensation cont’d

The estimated fair value of options is determined using the Black-Scholes option pricing model and is amortized over the vesting period on a straight line basis. The Company estimates the expected term of the options based on evaluating historical exercise data. The Company considers exercise data based on employee behavior when developing the expected term assumptions. The computation of expected volatility is based on the Company’s historical volatility from its traded common stock over the expected term of the option grants. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted average assumptions were used in calculating the estimated fair value of options used to compute stock-based compensation expenses:

	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012
Black-Scholes weighted-average assumptions

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	57.0%	69.1%	83.0%
Expected forfeiture	18.0%	16.0%	16.0%
Risk-free interest rate	1.22%	0.4%	0.5%
Expected option life in years	4.2	3.7	4.0

Weighted-average stock option fair value per option granted	$0.82	$1.03	$1.86

During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $133, $248, and $379, respectively.

During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, 95,002, 158,334 and 253,332 options vested, respectively. As at December 28, 2014, compensation expense of $463 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 28, 2014:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

498,879	$1.80	—	$—
25,000	$1.96	16,666	$1.96
100,000	$2.02	33,334	$2.02
10,000	$2.17	3,334	$2.17
50,000	$2.19	50,000	$2.19
133,333	$3.11	100,001	$3.11

817,212	$2.07	203,336	$2.60

6.	Stock based compensation cont’d

Restricted Stock Units

Restricted Stock Units (“RSU”) are settled in equity. RSUs are issued under the 2010 Incentive Plan and have same terms and conditions as other equity compensation awards issued under the 2010 Incentive Plan. The RSUs are valued at the closing stock price on the date the units are granted. RSUs have vesting terms of one and three years. The compensation expense is recorded on a straight line basis over the vesting period.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at December 29, 2013	—	$—
RSU granted under the 2010 Incentive Plan	520,433	$1.94
RSU forfeited	—	$—
RSU converted into common shares	—	$—

Outstanding balance at December 28, 2014	520,433	$1.94	2.5

During the periods ended December 28, 2014, December 29, 2013 and December 30, 2012, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $131, $ nil, and $ nil, respectively, with respect to RSUs.

7.	Restructuring charges

Fiscal 2014 charges:

In 2014, total restructuring charges of $1,366 were incurred as a result of the approved 2014 Restructuring Plan by the Board of Directors. Severance charges of $1,051 were incurred related to 418 full-time equivalent employees (“FTEs”) in the Mexican facility. Severance charges of $296 were recorded related to elimination of approximately 19 FTE positions in Markham that were replaced in Mexico. Additional charges of $19 related to severance charges in Asia representing 13 FTEs.

All restructuring charges incurred were paid as at December 28, 2014.

7.	Restructuring charges cont’d

Fiscal 2013 charges:

During 2013, additional charges were incurred related to the 2012 Plan for $1,443 which related to additional restructuring charges incurred to close the Markham manufacturing facility.

Additional facility exit charges of $270 were recorded in fiscal 2013 pertaining to the ZF Array lease facility as a final settlement was agreed upon.

Also in 2013, additional restructuring charges of $276 were incurred as a result of the approved 2013 Plan whereby approximately 89 FTE’s were impacted in the Mexican and San Jose facilities.

The following table details the change in restructuring accrual for the period from December 31, 2012 to December 29, 2013, relating to the 2012 Plan and 2013 Plan:

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 30, 2012	$1,472	$255	$1,727
Charges	1,443	270	1,713
Payments	(2,810)	—	(2,810)

Balance as at December 29, 2013	$105	$525	$630

	Severance	Facility exit costs	Total
2012 Plan
Balance as at December 29, 2013	$105	$525	$630
Charges	—	—	—
Payments	(105)	(525)	(630)

Balance as at December 28, 2014	$—	—	—

	Severance	Facility exit costs	Total
2013 Plan
Balance as at December 30, 2012	$—	$—	$—
Charges	276	—	276
Payments	(276)	—	(276)

Balance as at December 29, 2013	$—	$—	$—

8.	Financial Instruments and Risks

Interest Rate Risk

The PNC Facility bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facility for the year ended December 28, 2014 was 4.6%. At December 28, 2014, the interest rate on the PNC Facility was 4.5% based on the U.S. prime rate plus 1.25%.

The impact of a 1% change in interest rates would not have a significant impact on our reported earnings.

Derivative Forward Contracts and Foreign Currency Exchange Risk

As a result of operating a global business, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro based component purchases and other various operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would not have a significant impact on our reported earnings.

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for the 12 months of fiscal 2015, and Mexican peso denominated payroll, rent and utility cash flows for the 12 months of fiscal 2015. These contracts were effective economic hedges but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table (expressed in thousands of Canadian dollars and Mexican pesos) presents a summary of the outstanding foreign currency forward contracts as at December 28, 2014:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,400	$5,778
Mexican Peso	Buy	MXN 323,427	$24,156

The unrealized loss recognized in earnings as a result of revaluing the outstanding instruments to fair value on December 28, 2014 was $1,822 (2013 – unrealized loss of $1,107) which was recorded in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on settled contracts during fiscal 2014 was $1,082 (2013 – gain $541), which was recorded in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”). For fiscal 2014, the average USD: CAD contracted rate on outstanding Canadian dollar forward contracts was 1.11 compared to the average mark-to-market rate of 1.17. For fiscal 2014, the average USD: PESO contracted rate on outstanding Mexican Peso forward contracts was 13.40 compared to the average mark-to-market rate of 14.87. For fiscal 2013, the average USD: CAD contracted rate on outstanding Canadian dollar forward contracts was 1.04 compared to the average mark-to-market rate of 1.08. For fiscal 2013, the average USD: PESO contracted rate on outstanding Mexican Peso forward contracts was 12.93 compared to the average mark-to-market rate of 13.24.

8.        Financial Instruments and Risks cont’d

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financial viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at February 28, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, which has a credit limit of $40M are sufficient to fund our financial obligations.

9.	Income taxes

The Company recorded the following income tax expense (recovery) for the periods noted:

	Period ended December 28, 2014	Period ended December 29, 2013 As Revised (See Note 2)	Period ended December 30, 2012 As Revised (See Note 2)
Current:
Federal/State	$113	$(233)	$(41)
Foreign	774	1,120	662

	887	887	621
Deferred:
Federal	1,000	4,000	(2,100)
Foreign	(65)	(319)	(320)

	935	3,681	(2,420)

Income tax expense (recovery)	$1,822	$4,568	$(1,799)

The overall income tax expense (recovery) as recorded in the consolidated statements of operations varied from the tax expense (recovery) calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Period ended December 28, 2014	Period ended December 29, 2013 As Revised (See Note 2)	Period ended December 30, 2012 As Revised (See Note 2)
Federal income tax (recovery)	$(720)	$(2,763)	$1,778
State income tax expense (recovery), net of federal tax benefit	58	(62)	96
Change in enacted income tax rates	—	(469)	(789)
Loss (income) of foreign subsidiaries taxed at different rates	—	185	(211)
Change in valuation allowance	(2,524)	7,114	(1,155)
Additional (release of) income tax exposures and alternative minimum taxes	55	—	(130)
Deemed income inclusion of foreign subsidiary	749	1,469	1,038
Expiry of operating loss carry forwards	3,142	—	—
Permanent and other differences	1,062	(906)	(2,426)

Income tax expense (recovery)	$1,822	$4,568	$(1,799)

9.	Income taxes cont’d

Earnings (loss) before income taxes consisted of the following for the periods noted:

	Period ended December 28, 2014	Period ended December 29, 2013 As Revised (See Note 2)	Period ended December 30, 2012 As Revised (See Note 2)
Domestic (U.S.)	$(1,267)	$(6,467)	$8,904
Foreign (Non U.S.)	(789)	(1,428)	(3,824)

	$(2,056)	$(7,895)	$5,080

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 28, 2014	December 29, 2013 As Revised (See Note 2)
Deferred income tax assets:
Net operating loss carryforwards	$22,829	$28,703
Capital loss carryforwards	2,232	2,232
Tax credit carryforwards	4,290	2,532
Property, plant and equipment and other assets	3,593	3,276
Reserves, allowances and accruals	2,829	2,640

	35,773	39,383
Valuation allowance	(35,345)	(37,870)

Net deferred income tax assets	$428	$1,513

At December 28, 2014, the Company had total net operating loss carry forwards of $71.9 million, of which $28.6 million and $43.3 million pertains to loss carry forwards from Canadian and U.S. jurisdictions respectively. $4.1 million will expire in 2015, $1.3 million will expire in 2017, $1.1 million will expire in 2018, $13.7 million will expire in 2023, $3.4 million will expire in 2026, $0.5 million will expire in 2027, $4.3 million will expire in 2028, $19.3 million will expire in 2029 and the remainder will expire between 2030 and 2034.

At December 28, 2014 and December 29, 2013, the Company had gross unrecognized tax benefits of $290 and $331, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $55 and $73 accrued for interest and penalties as of December 28, 2014 and December 29, 2013, respectively. The decrease is due to the foreign exchange movement between the financial reporting currency and the functional currency for tax purposes, net of interest and penalty charges recorded.

9.	Income taxes cont’d

The following is a tabular reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits:

Balance as at December 29, 2013	$331

Current year changes	(41)

Balance as at December 28, 2014	$290

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets.

10.	Earnings (loss) per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted earnings (loss) per share for:

(Number of common shares)	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012
Basic weighted average shares outstanding	16,417,275	16,361,865	16,294,893
Dilutive stock options (a)(b)	—	—	120,629

Diluted weighted average shares outstanding	16,417,275	16,361,865	16,415,522

(a)

For the periods ended December 28, 2014 and December 29, 2013, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

(b)	Dilutive stock options were determined by using the treasury stock method. For the period ended December 30, 2012 the average share price used was $3.07 per share.

11.     Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company ceased production at the Canadian facility at the end of the second quarter of 2013. Commencing in fiscal 2014, the Company changed the measure it utilizes to monitor reportable segment performance from adjusted EBITDA, previously defined as (earnings before restructuring charges, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on forward contracts) to each reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses). Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Period ended December 28, 2014	Period ended December 29, 2013 (1)(2)	Period ended December 30, 2012 (2)
Revenues
Mexico	$154,064	$189,825	$187,154
Canada	—	13,098	35,804
US	46,652	47,303	58,358
Asia	57,909	58,543	45,477
Total	$258,625	$308,769	$326,793
Intersegment revenue
Mexico	$(730)	$(5,283)	$(3,974)
Canada	—	(2,539)	(5,983)
US	(16,775)	(20,344)	(17,799)
Asia	(12,543)	(9,919)	(2,732)

Total	$(30,048)	$(38,085)	$(30,488)
Net external revenue
Mexico	$153,334	$184,542	$183,180
Canada	—	10,559	29,821
US	29,877	26,959	40,559
Asia	45,366	48,624	42,745
Total segment revenue (which also equals consolidated revenue)	$228,577	$270,684	$296,305

Site Contribution
Mexico	$8,860	$3,908	$17,421
Canada	—	(779)	(2,225)
US	2,583	1,954	3,586
Asia	4,613	5,014	2,519
Total	$16,056	$10,097	$21,301

Corporate allocations	13,231	13,172	12,211
Unrealized foreign exchange (gain) loss on forward contracts	1,822	1,107	(127)
Restructuring charges	1,366	1,989	2,180
Interest expense	1,693	1,724	1,957
Earnings (loss) before income taxes	$(2,056)	$(7,895)	$5,080

11.     Segmented information cont’d

(1)

Due to a reclassification in the previously reported gross revenues between Mexico and Asia. This resulted in an increase to the intercompany revenues of $3.4 million, and increased the intercompany eliminations by the same amount. There was no impact on the reported net external revenue.

(2)	Revised from amounts previously filed to adjust for prior period errors. Refer to Note 2 for further details.

Capital expenditures:

The following table contains additions and disposals to property, plant and equipment for:

	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012
Mexico	$2,890	$2,035	$2,530
Canada	—	(22,381)	142
US	(139)	242	781
Asia	140	496	3,250
Corporate and other	169	203	510
Segment total	$3,060	$(19,405)	$7,213

Segment assets:

	December 28, 2014	December 29 , 2013 As Revised (See Note 2)
Property, plant and equipment (a)
Mexico	$12,556	$12,061
Canada	—	399
US	1,776	2,050
Asia	3,001	3,534
Corporate and other	257	399
Segment assets	$17,590	$18,044

Total segment assets
Mexico	$56,350	$43,449
Canada	—	2,119
US	10,367	21,134
Asia	19,905	26,126
Corporate and other	2,041	2,119
Total	$88,663	$92,828

(a)	Property, plant and equipment information is based on the principal location of the asset.

11.     Segmented information cont’d

Geographic revenues:

The following table contains geographic revenues based on the product shipment destination:

	Period ended December 28, 2014	Period ended December 29, 2013	Period ended December 30, 2012
US	$196,642	$226,402	$214,385
Canada	26,226	32,910	68,463
Europe	284	2,852	11,722
Asia	5,421	8,436	1,635
Mexico	4	84	100
Total	$228,577	$270,684	$296,305

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

During the period ended December 28, 2014, three customers individually comprised 31%, 12% and 10% of revenue from across all geographic segments. At December 28, 2014, these customers represented 21%, 12% and 3% of the Company’s trade accounts receivable.

During the period ended December 29, 2013 two customers individually comprised 38%, and 12% of revenue from across all geographic segments. At December 29, 2013, these customers represented 22%, and 18% of the Company’s trade accounts receivable.

During the period ended December 30, 2012, two customers individually comprised 36% and 12% of revenue from continuing operations across all geographic segments. At December 30, 2012 these customers represented 30%, 10% of the Company’s trade accounts receivable.

12.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2015	$2,385
2016	2,254
2017	1,192
2018	808
2019 and thereafter	—
Total	$6,639

12.	Commitments and contingencies cont’d

The Delaware General Corporation Law allows a corporation to eliminate the personal liability of directors to the corporation or to any of its stockholders for monetary damages for a breach of his fiduciary duty as a director, except in the case where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware corporate law or obtained an improper personal benefit. SMTC has entered into indemnification agreements with each director which provide that SMTC shall, subject to certain exceptions, indemnify and pay, advance or reimburse the costs of defense of such person who is made party to a proceeding by reason of their indemnified capacities. Each indemnified party agrees to repay any payment, advance or reimbursement of expenses made by SMTC to such person if it is determined, following the final disposition of the claim, that the person is not entitled to indemnification by SMTC with respect to a claim for which indemnification was obtained.

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 28, 2014 with respect to this indemnity.

Operating lease expense for the periods ended December 28, 2014, December 29, 2013 and December 30, 2012 was $2,175, $2,330 and $1,869, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 28, 2014 consist of insurance installments of $231 to be paid during calendar year 2015. Purchase obligations not recorded on the balance sheet as at December 29, 2013 consist of insurance installments of $254 paid during calendar year 2014. As at December 30, 2012, purchase obligations not recorded on the balance sheet consist of insurance installments of $300 that were paid during calendar year 2013.

Purchase obligations not recorded on the balance sheet as at December 28, 2014 consist of open non-cancellable purchase orders for raw materials for $12,043 to be paid during calendar year 2015. Purchase obligations not recorded on the balance sheet as at December 29, 2013 consist of open purchase orders for raw materials for $37,540 to be paid during calendar year 2014. Purchase obligations not recorded on the balance sheet as at December 30, 2012 consist of open purchase orders for raw materials for $38,149 to be paid during calendar year 2013.

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

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4.0 million in cash; less cash acquired of $967 and accrued $2.4 million for contingent consideration. Contingent consideration was based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the actual results and anticipated future performance during 2012 the fair value of the contingent consideration liability was reduced resulting in recognition of a gain of $650. Based on the actual results and anticipated future performance during fiscal 2013, it was evident that the fair value of the contingent consideration liability required an increase resulting in recognition of a loss of $274. The final total aggregate contingent consideration liability which was paid over the course of the 24-month period was $2,024. The final payment of the contingent consideration was paid in the fourth quarter of fiscal 2013. No contingent consideration charges were incurred in fiscal 2014.

14.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K Plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the plan were $104, $408 and $94 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

The Company has certain post-employment benefits related to employees in its Mexico facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $298 and $349 as at December 28, 2014 and December 29, 2013 respectively, which was classified within accrued liabilities in the consolidated balance sheet.