Form 10-K/A
period 2014-12-28
SMTC CORP
filed 2015-04-27
CIK 1108320

FORM 10-K/A

(Amendment No. 1)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

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

As of April 24, 2015, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015) is being filed in order to amend Items 10 through 14 of Part III. The information in Part III was omitted from the original filing in reliance on General Instruction G(3) to Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act, this amendment includes as exhibits new certifications under Exchange Act Rule 13a-14(a). With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of April 24, 2015, are as follows:

Name and Place of Residence	Age	Office
Clarke H. Bailey New Rochelle, New York	60	Director, Chair of the Board (1)(4)
David Sandberg New York, New York	42	Director, Chair and member of the Nominating and Governance Committee (4)(5)
Lawrence Silber Flemington, New Jersey	58	Director, Chair and member of the Compensation and Management Development Committee (2)(3)
Frederick Wasserman Pennington, New Jersey	60	Director, Chair and member of the Audit Committee
J. Randall Waterfield New York, New York	41	Director (5)(6)
Sushil Dhiman Pleasanton, California	55	Director, President and Chief Executive Officer
Jim Currie Toronto, Ontario	57	Interim Chief Financial Officer

(1)

Effective May 13, 2013 to April 15th, 2014, during Mr. Bailey’s term as Interim Chief Financial Officer, he was not an active member of any committee. Effective April 16, 2014, he became an independent Director. Mr. Bailey was appointed as a member of the Compensation and Management Development Committee by the Board of Directors on June 4, 2014.

(2)

Effective May 13, 2013 to January 5, 2014, during Mr. Silber’s term as Interim President and Chief Executive Officer, he was not an active member of any committee. Effective January 6, 2014, he became an independent Director. Mr. Silber was appointed as the Chair of the Compensation and Management Development Committee and member of the Nominating and Governance Committee by the Board of Directors on June 4, 2014.

(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Compensation and Management Development Committee.
(5)	Member of the Audit Committee.
(6)	Served as the Chair of the Compensation and Management Development Committee until June 4, 2014 with the appointment of Larry Silber.

Clarke H. Bailey joined the Board of Directors in June 2011. Mr. Bailey served as Executive Chairman and Interim Chief Financial Officer of the Company from May 2013 to April 2014. Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a holding company, a position held since 2009. In addition to EDCI, he serves as a Director on the Board of Iron Mountain Incorporated where he has served since 1998 and is currently Chairman of its Risk and Safety Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a Director on four other public company boards, five private company boards, and three non-profit boards of trustees. The Board believes that his significant experience in manufacturing, finance and M&A, and serving as a Chief Executive Officer and on both public and private boards make him well qualified to serve as a director.

David Sandberg joined the Board of Directors in April 2009. Mr. Sandberg is the managing member, founder and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund, founded in March 2003, and co-manager and co-founder of Pinnacle Fund LLP, founded in 2008. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund from 1998 to 2002. Mr. Sandberg also served as the Chairman of Board of Asure Software, Inc., and as a director of Issuer Direct Corporation and Planar Systems, Inc. since 2009, 2013 and 2012 respectively, each of which is a publicly traded company. Mr. Sandberg also served as a director of EDCI Holdings Inc. from 2009 to 2013 and as a director and Chairman of the Strategic Committee of RF Industries Limited from 2011 to 2013. Mr. Sandberg received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University. Red Oak Partners LLC is SMTC’s largest stockholder. The Board believes that his experience serving as director on numerous public companies, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

Lawrence H. Silber joined the Board of Directors in October 2012. Mr. Silber served as Interim President and Chief Executive Officer of the Company from May 2013 to January 2014. Mr. Silber does consulting work in areas of his expertise. Previously, Mr. Silber served as Chief Operating Officer of Hayward Industries, Inc., a privately held global manufacturer of swimming pool equipment and industrial flow control devices, from 2008 to 2012. Prior to that, Mr. Silber held numerous leadership positions at Ingersoll Rand Company during a 30-year career from 1978 to 2008. Most recently, he was President of the Utility Equipment Group. During his career with Ingersoll Rand, Mr. Silber served as Chairman of the Board of Ingersoll Rand Canada, a wholly owned subsidiary of the parent company, and also served on the Board of a number of joint ventures for that company. Mr. Silber also serves on the board of Pike Electric, a construction series company for the utility industry and Weiler Corporation, an industrial products company. The Board believes that Mr. Silber’s significant experience in international operations, manufacturing, supply chain, sales and marketing, and M&A make him well qualified to serve as a director of SMTC.

Frederick Wasserman joined the Board of Directors in August 2013. Mr. Wasserman is an accomplished executive who has leveraged 35 years of business experience helping to create significant shareholder value with a number of companies. Mr. Wasserman has been the president, chief operating officer and chief financial officer for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC as well as the Chief Compliance Officer of Wynnefield Capital Inc., a shareholder of SMTC. He currently serves on the board of directors for a number of publicly traded companies including Breeze Eastern Corporation, MAM Software Group, Inc., National Holdings Corporation and DLH Holdings Corp. The Board believes that Mr. Wasserman’s experience serving as a director on numerous public companies and significant management experience make him well qualified to serve as a director.

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield, is the Chairman of Waterfield Group, a diversified financial services holding company that traces its origins to 1928. After selling the largest private mortgage company in the US and largest Indiana based bank in 2006 and 2007 respectively, Waterfield Group has diversified into technology, real estate, asset management and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is a member of the Board of Directors, Executive Committee and former Chairman of the YPO New York City Chapter, the Northeast Regional Chairman of YPO, a member of Mensa, and a graduate of Harvard University. Mr. Waterfield currently also serves on the Board of Directors of Waterfield Enterprises, LLC, Asure Software (Nasdaq: ASUR), SMTC Corporation (Nasdaq: SMTX), Kensington Vanguard Title, Waterfield Technologies, and the Culver Military Summer School. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, primarily responsible for institutional small capitalization growth portfolios. Mr. Waterfield holds the Chartered Financial Analyst designation.  The Board believes that Mr. Waterfield’s experience in finance and M&A make him well qualified to serve as a director.

Sushil Dhiman joined the Company and Board of Directors in January 2014. He currently serves as the Company’s President and Chief Executive Officer, positions he has held since he joined the Company. Mr. Dhiman is a respected and accomplished executive with over 25 years of experience in the EMS industry. He joins SMTC from Sanmina Corporation where he was Senior Vice President of Operations from 2008 until he left to join the Company and where he was employed since 1999. During his career, he has been responsible for managing multiple facilities generating over $500 million in revenue. Mr. Dhiman has successfully grown and lead complex operations by developing new business and effectively managing costs and working capital. The Board believes Mr. Dhiman’s experience in the EMS industry along with his knowledge of the Company’s markets, products and technologies make him well qualified to serve as a director.

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

Based on the Company’s review of copies of such forms furnished by the Company from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner, with the exception of the May 30, 2014 filing by Red Oak partners, LLC.

Item 11. Executive Compensation

Director Compensation

In November 2008, the Board approved a revised compensation plan effective January 1, 2009 for independent directors (the “2009 Compensation Plan”). Pursuant to the 2009 Compensation Plan, independent directors will earn a retainer of USD $50,000 per year for serving on our Board. The Chairman of the Board will earn an additional retainer of USD $70,000, the Chairman of the Audit Committee will earn an additional retainer of USD $6,000 and the Chairman of all other committees will earn an additional retainer of USD $3,000. Board fees will be reduced on a prorated basis for nonattendance. In December 2014, the Board approved a revised compensation plan beginning in fiscal 2015 whereby the independent directors will earn USD $40,000 per year for serving on the Board. The Chairman of the Audit Committee will earn an additional retainer of USD $10,000, the Chairman of the Compensation and Management Development Committee will earn an additional retainer of USD $7,000 and the Chairman of the Nominating and Governance Committee will earn an additional retainer of USD $3,000. The Board Chair may be awarded additional cash and equity compensation if circumstances warrant. Annual equity compensation would also be provided to independent directors with an aggregate value of USD $20,000 to be issued in the form of either stock options of restricted stock units. Board fees will be reduced on a prorated basis for nonattendance.

The following table outlines the compensation to the Board of Directors for the period ended December 28, 2014:

Name	Fees Earned or Paid in Cash ($)
Clarke Bailey (1)	$ 85,000
Lawrence Silber	$ 52,250
David Sandberg	$ 53,000
J. Randall Waterfield	$ 50,750
Frederick Wasserman	$ 66,000

(1)	Mr. Bailey received $10,000 per month commencing April 16, 2014 when his term as interim Chief Financial Officer ended and he became an independent Director. The $10,000 per month was approved by the Board of Directors as pay for his position as Director and Chair of the Board representing an annual retainer of $70,000 USD per year, in addition to discretionary fees of $50,000 for fiscal 2014.

EXECUTIVE COMPENSATION AND RELATED
INFORMATION SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and restricted stock units (“RSU”) in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSU’s is calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 28, 2014, and for which we recognize expense ratably over the vesting period.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (c)	Total ($)
Lawrence Silber (1)
Interim President and Chief Executive Officer	2013	$243,613	$--	$134,710	$--	$378,323
Clarke Bailey (2)	2014	$112,000	$--	$63,000	$--	$175,000
Interim Chief Financial Officer	2013	$162,406	$34,750	$179,752	$--	$376,908
Sushil Dhiman (3)	2014	$329,493	$451,000	$283,663	$22,000	$1,086,156
President and Chief Executive Officer
Jim Currie (4)	2014	$222,674	N/A	N/A	N/A	$222,674
Interim Chief Financial Officer

(1)	Effective January 5, 2014, Mr. Silber mutually agreed with the Board of Directors to end his term as Interim President and Chief Executive Officer, as a result of the hiring of Mr. Dhiman.

(2)	Effective April 15, 2014, Mr. Bailey mutually agreed with the Board of Directors to end his term as Interim Chief Financial Officer, as a result of the arrangement with Mr. Currie.

(3)	Mr. Dhiman commenced his employment with SMTC as President and Chief Executive Officer on January 6, 2014.

(4)

Mr. Currie was hired as Interim Chief Financial Officer as a consultant effective April 16, 2014. The fees included in the compensation table are reported in Canadian dollars as the fees represent amounts paid to the Knightsbridge Human Capital Management Inc. for Mr. Currie’s consulting services.

(a)

The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted and RSU in the fiscal year computed in accordance with FASB ASC 718 during fiscal 2014 and 2013 for the following option and RSU awards. The fair values of these option awards and RSU’s were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements.

(i)

Mr. Dhiman was granted 87,433 stock options on December 11, 2014, with a Black-Sholes fair value of $0.77 per share and an exercise price of $1.80 per share. The stock options vest over a three-year period. Mr. Dhiman was also granted 109,170 RSU’s on January 6, 2014, at a fair value of $2.29 per unit (equaling the grant date closing stock price) issuable on January 6, 2017. Mr. Dhiman was also granted 37,222 RSU’s on December 11, 2014, at a fair value of $1.80 per unit (equaling the grant date closing stock price) issuable on December 11, 2015. Mr. Dhiman was also granted 37,222 RSU’s on December 11, 2014, at a fair value of $1.80 per unit issuable on December 11, 2017 if certain performance based criteria were met. In accordance with ASC 718, we record expense for this grant ratably over the vesting period respectively.

(b)	Amount disclosed for fiscal 2014 represents the short term incentive plan bonus earned by Sushil Dhiman approved by the Board of Directors. This was paid in April 2015.

(c)	Amount disclosed as other compensation represents the housing allowance paid to Sushil Dhiman as approved by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options for each executive officer outstanding as at December 28, 2014. Each outstanding award is represented by a separate row which indicates the number of securities underlying the award.

	Option Awards				Stock Awards
	Equity Incentive Plan Awards:							Equity
Incentive
							Equity	Plan
							Incentive	Awards:
		Number of			Number of Shares or Units of	Market Value of Shares or Units of	Plan Awards: Number of Unearned Shares, Units or	Market or Payout Value of Unearned Shares, Units or
	Number of	Securities			Stock	Stock	Other	Other
	Securities	Underlying			That	That	Rights	Rights
	Underlying	Unexercised	Option		Have	Have	That	That
	Unexercised	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	Options	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Clarke H. Bailey	50,000		2.19	5/14/2018

Employment Agreements or Arrangements

Sushil Dhiman

The Company entered into an employment offer letter dated December 16, 2013 with Mr. Dhiman (the “Offer Letter”). The Offer Letter has no specified term and Mr. Dhiman’s employment will be on an at-will basis. Under the Offer Letter, Mr. Dhiman will receive an annual base salary of $335,000, subject to annual review. He will also be eligible for an annual bonus under the Company’s short-term incentive plan with a target amount of 60% of base salary. The actual amount of the annual bonus will be determined by the Compensation Committee of the Board of Directors based upon the Company’s financial performance and Mr. Dhiman’s performance.

Beginning in 2015, subject to Compensation Committee approval, Mr. Dhiman will be eligible to receive annual long-term equity awards. The grant date value of such awards will be 60% of Mr. Dhiman’s base salary. Two-thirds of this annual award will be in form of restricted stock units and one-third in the form of stock options. One-half of these restricted stock units will vest on the third anniversary of the grant date and one-half will vest on such third anniversary only if certain performance criteria are met. The stock options will vest in equal annual tranches over a three-year period. Mr. Dhiman was also to receive an initial equity award that will vest on the third anniversary of the grant date. This equity award was granted as restricted stock units on January 6, 2014, and had a grant date value of $250,000.

If the Company terminates Mr. Dhiman’s employment without cause or if Mr. Dhiman terminates his employment for good reason, the Company will offer him severance benefits consisting of six months’ continuing salary and payment for accrued and unused vacation (to the extent required by applicable law). In addition, if Mr. Dhiman’s employment is terminated by the Company without cause, or by Mr. Dhiman for good reason, in connection with or within 12 months following a change in control of the Company, Mr. Dhiman will receive 12 months’ continuing salary, payment for accrued and unused vacation (to the extent required by applicable law), and all then-outstanding and unvested restricted stock units and stock options will fully vest upon such termination.

Mr. Dhiman will be eligible to participate in the benefit programs generally available to executive officers of the Company.

Jim Currie

Mr. Currie's services are being provided under an amended interim management services agreement between SMTC and Knightsbridge Interim Management Inc., a company that identifies and places independent contractors who provide certain interim management services (the "Management Services Agreement") and a letter of agreement (the "Letter of Agreement") with Mr. Currie. The Management Services Agreement and Letter Agreement both terminate on October 23, 2015 unless terminated earlier under various circumstances, each of which circumstance requires not more than 20 business days prior written notice of termination. Under the Management Services Agreement, Knightsbridge Interim Management Inc. will be paid $1,275 per day.

The Letter of Agreement stipulates that Mr. Currie will be paid by Knightsbridge Interim Management Inc. and will not be entitled to participate in any insurance (other than director and officer insurance and errors and omissions insurance coverage maintained on his behalf), health, welfare or other benefit plans or remunerations available to SMTC's employees except for reimbursement of pre-approved travel and other expenses incurred in this position. The Letter Agreement also requires that SMTC indemnify Mr. Currie in connection with the performance of his duties as interim Chief Financial Officer.

Other than the extension of the termination date of the management services agreement to October 23, 2015, and the change of the notice period from 15 to 20 business days, the terms of the management services agreement and the letter of agreement remain unchanged.

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 24, 2015, the number of shares beneficially owned and the percentage ownership for:

●     each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

●     each current executive officer named in our summary compensation table and each current director; and

●     all executive officers and current directors as a group.

As of April, 24 2015, our outstanding common stock consisted of 16,417,276 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each person is determined under rules promulgated by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 24, 2015. The inclusion in the table of any shares, however, does not constitute an admission that the named person is a direct or indirect beneficial owner of those shares for any other purpose.

Name and Address		Shares Beneficially Owned
	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Principal Stockholders:
Red Oak Partners LLC (1)	2,668,449		2,668,449	16.3%
654 Broadway, Suite 5
New York, New York, 10012

Directors and Named Executive Officers:
Clarke Bailey	74,000	50,000	124,000	0.8%
David Sandberg (1)	2,668,449	--	2,668,449	16.3%
Lawrence Silber	35,000	--	35,000	0.2%
J. Randall Waterfield	445,523	--	445,523	2.7%
Sushil Dhiman	75,000	--	75,000	0.5%
All Directors and Executive Officers as a group (5 persons)	3,297,972	50,000	3,347,972	20.5%

* The number of shares of Common Stock deemed outstanding on April 24, 2015 with respect to a person or group includes (a) 16,417,276 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within 60 days of April 24, 2015 by the person or group in question.

# Represents less than 0.1% of shares outstanding.

(1)

Mr. Sandberg directly owns 643,400 share shares of common stock and indirectly owns 2,025,049 shares of common stock through Red Oak Partners, LLC.  Mr. Sandberg is the managing member of Red Oak Partners, LLC which serves as the general partner of The Red Oak Fund, LP and Red Oak Long Fund, LP the direct owners of 1,088,470 and 478,510 shares of common stock, respectively.  Red Oak Partners, LLC also serves as a managing member of Pinnacle Partners, LLC which is the general partner of Pinnacle Opportunities Fund, LP, the direct owner of 458,069 shares of common stock. The Fund has entered into an agreement with the Company under which it has agreed to limit its voting rights as a holder of common stock. The agreement is described in the Company’s filing on Form 8-K made with the SEC on January 11, 2012, which description is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Agreements with CEO and Interim CFO

The Company has entered into an employment agreement with Sushil Dhiman under which he is employed as President and Chief Executive Officer. The Company has entered into a services agreement with Jim Currie under which he provides services as Interim Chief Financial Officer. The agreement with Mr. Dhiman is described in the Company’s filing on Form 8-K made with the SEC on December 23, 2013, and the agreement with Mr. Currie is described in the Company’s filing with the SEC on April 16, 2014 and his extension which was filed on April 17, 2015, each of which filings are hereby incorporated into this item by reference.

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

Item 14. Principal Accounting Fees and Services

As described in our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference, the Company changed its independent registered public accounting firm in 2014 from KPMG LLP (Canada) (“KPMG LLP”) to PricewaterhouseCoopers (Canada) LLP (“PwC Canada”). Set forth below are the fees paid by the Company to its independent registered public accounting firms, KPMG LLP and PwC Canada, for the fiscal periods indicated.

	2014	2013
Audit fees	$595,422	$537,000
Audit-related fees	—	—
Tax fees	73,739	104,000
Total audit, audit-related and tax fees	$669,161	$641,000

Audit Fees — Consist of fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements; the reviews of the Company’s quarterly results of operations and reports on Form 10-Q. Fees paid during 2014 consisted of $447,120 paid to KMPG LLP for 2013 and 2014 audit services and $46,157 paid to PwC Canada for interim charges for 2014 audit services. All such fees incurred for 2013 were paid to KPMG LLP.

Audit Related Fees — Consist of fees for professional services related to the performance of the audit of the Company’s consolidated financial statements and the reviews of the Company’s quarterly results of operations and reports on Form 10-Q that are not included in audit fees.

Tax Fees — Consists of fees for professional services related to tax compliance, planning and consulting services. Fees paid during 2014 consisted of $66,648 paid to KMPG LLP and $15,586 paid to PwC Canada. All such fees for 2013 were paid to KPMG LLP.

Audit Committee Pre-Approval Policies and Procedures; Determination of Independence

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent registered public accounting firm before the independent registered public accounting firm is engaged to render these services. The Audit Committee has considered whether the independent registered accounting firm’s provision of non-audit services is compatible with its independence. In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under the policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in the policy will not impair the independence of the Company’s independent registered public accounting firm. The provision of services by the independent registered public accounting firm which are not pre-approved in the policy are subject to separate pre-approval by the Audit Committee. The policy also pre-approved certain specified fee levels for the specific services. Payments in excess of these specified levels are subject to separate pre-approval by the Audit Committee. All audit and non-audit services performed by our independent registered public accounting firm have been pre-approved by our Audit Committee to assure that such services do not impair the independent registered public accounting firm’s independence from us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman

Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Currie
Name:	Jim Currie

Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: April 27, 2015

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2015.