Form 10-Q
period 2015-03-29
SMTC CORP
filed 2015-04-29
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

As of April 24, 2015, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Loss (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	25

PART II OTHER INFORMATION		25

Item 1A	Risk factors	25

Item 6	Exhibits	26

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	March 29, 2015	December 28, 2014
Assets
Current assets:
Cash	$5,172	$5,447
Accounts receivable — net (note 4)	26,060	31,024
Inventories (note 4)	34,806	31,590
Prepaid expenses and other assets	2,087	2,135
Income taxes receivable	335	359
Deferred income taxes — net	523	428
	68,983	70,983
Property, plant and equipment — net (note 4)	17,054	17,590
Deferred financing costs — net (note 4)	82	90
	$86,119	$88,663
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,189	$29,425
Accrued liabilities (note 4)	7,424	7,080
Derivative liabilities (note 10)	3,021	2,703
Income tax payable	409	449
Revolving credit facility (note 5)	20,131	21,370
Current portion of capital lease obligations	833	980
	60,007	62,007
Capital lease obligations	656	866

Shareholders’ equity:
Capital stock (note 6)	390	390
Additional paid-in capital	264,086	263,996
Deficit	(239,020)	(238,596)
	25,456	25,790
	$86,119	$88,663

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014 As Revised (See Note 2)
Revenue	$48,714	$58,023
Cost of sales (note 10)	45,086	53,312
Gross profit	3,628	4,711
Selling, general and administrative expenses	3,665	4,243
Restructuring charges	—	670
Operating (loss)	(37)	(202)
Interest expense (note 4)	310	394
Loss before income taxes	(347)	(596)
Income tax expense (recovery) (note 7):
Current	172	180
Deferred	(95)	3
	77	183
Net loss and comprehensive loss	(424)	(779)
Loss per share:

Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted average number of shares outstanding (note 8):
Basic	16,417,276	16,417,270
Diluted	16,417,276	16,417,270

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended March 29, 2015 and March 30, 2014

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 28, 2014	$390	$263,996	$(238,596)	$25,790
Stock-based compensation	—	90	—	90
Net loss	—	—	(424)	(424)
Balance, March 29, 2015	$390	$264,086	$(239,020)	$25,456

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013(1)	$390	$263,732	$(234,718)	$29,404
Stock-based compensation	—	45	—	45
Net loss (1)	—	—	(779)	(779)
Balance, March 30, 2014 (1)	$390	$263,777	$(235,497)	$28,670

(1)     Revised net loss and deficit to adjust for prior period errors. Refer to Note 2 for further details.

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 29, 2015	March 30, 2014 As Revised (See Note 2)
Cash provided by (used in):
Operations:
Net loss	$(424)	$(779)
Items not involving cash:
Depreciation	1,026	953
Unrealized loss (gain) on derivative financial instruments	318	(243)
Deferred income taxes	(95)	3
Amortization of deferred financing fees	8	104
Stock-based compensation	90	45
Change in non-cash operating working capital:
Accounts receivable	4,964	2,190
Inventories	(3,216)	(92)
Prepaid expenses and others assets	48	266
Income taxes receivable/payable	(16)	(173)
Accounts payable	(1,286)	554
Accrued liabilities	355	(1,392)
	1,772	1,436
Financing:
Net repayment of revolving credit facility	(1,239)	(369)
Principal payment of capital lease obligations	(357)	(367)
	(1,596)	(736)
Investing:
Purchase of property, plant and equipment	(451)	(263)
	(451)	(263)
(Decrease) increase in cash	(275)	437
Cash, beginning of period	5,447	3,295
Cash, end of the period	$5,172	$3,732

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	140	132

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at December 28, 2014 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

2.	Revisions of Previously Issued Financial Statements

In connection with the preparation of the consolidated financial statements of the Company for the year ended December 28, 2014, the Company identified certain errors in its previously issued consolidated financial statements for the periods ended December 29, 2013, December 30, 2012 and opening January 2, 2012. The errors related to (i) an understatement of amortization expense due to an error uncovered in the Company’s amortization schedule; (ii) an understatement of unrealized losses related to the mark to market revaluation of outstanding derivative forward contracts; (iii) an understatement of employee benefit obligations related to seniority premiums earned by Mexican employees; (iv) overstatement of deferred tax assets associated with temporary differences on certain benefit obligations in Mexico; and (v) an overstatement of cash used in investing activities related to unpaid purchases of property, plant and equipment and a corresponding understatement of accounts payable and accrued liabilities impacting cash flow from operations and (vi) reclassification of previously reported gross revenues and intersegment revenue elimination between Mexico and China.

The following table summarizes the selected line items from the Company’s interim consolidated financial statements illustrating the effect of these adjustments to the comparative quarter.

Impact on the Interim Consolidated Statements of Operations and Comprehensive Loss In thousands, except per share data	March 30, 2014 As previously filed	Adjustment	March 30, 2014 As adjusted
Cost of sales – depreciation (1)	$1,128	$(175)	$953
Cost of sales – unrealized gain on derivative instruments (2)	(92)	(151)	(243)
Gross profit	4,385	326	4,711
Operating loss	(528)	326	(202)
Net loss and comprehensive loss	$(1,105)	$326	$(779)
Basic and diluted loss per share	(0.07)		(0.05)

Impact on the Interim Consolidated Statement of Changes in Shareholders’ Equity In thousands	March 30, 2014 As previously filed	Adjustment	March 30, 2014 As adjusted
Shareholders’ equity – deficit (3)	(234,105)	(1,392)	(235,497)

Impact on the Interim Consolidated Statement of Cash Flow In thousands	March 30, 2014 As previously filed	Adjusted	March 30, 2014 As adjusted
Net loss	$(1,105)	$326	$(779)
Items not involving cash:
Depreciation	1,128	(175)	953
Unrealized gain on derivative instruments	(92)	(151)	(243)
Accounts payable (4)	479	75	554
Accrued liabilities (4)	(1,328)	(64)	(1,392)
Cash flow provided by operations	1,425	11	1,436
Cash flow provided from financing	(736)	—	(736)
Cash flow used by investing (4)	(252)	(11)	(263)
Increase (decrease) in cash	437	—	437
Cash, beginning of year	3,295	—	3,295
Cash, end of year	$3,732	—	$3,732

(1)

Cost of sales has been reduced by $175 for the three months ended March 30, 2014 on the interim consolidated statement of operations and comprehensive loss related to a reduction to amortization of $175 due to an error.

(2)	Cost of sales has also been reduced by $151 for the three months ended March 30, 2014 related to the revaluation of the outstanding derivative forward contracts.

(3)

The total net change of ($1,392) to the deficit was the result of the opening, fiscal 2014 understatement of expenses of ($1,718) related to the prior period errors. This was offset by the reductions to cost of sales of $326 for the three months ended March 30, 2014 as described above.

(4)

The net change of $11 related to purchases of property, plant and equipment that were paid in cash as at March 30, 2014. This was the result of additions from 2013 of $143 unpaid in cash as at December 29, 2013 paid in the first three months of 2014 offset by the additions for the first three months of 2014 unpaid in cash of $132.

3.	Recently Adopted Accounting Pronouncements

In April 2014, the FASB published ASU 2014-08 Topics 205 and 360: Presentation of Financial Statements and Property, Plant and Equipment. The amendments change the criteria for reporting discontinued operations and add new disclosure requirements for discontinued operations and individually significant components of an entity that are disposed of or classified as held for sale but do not meet the definition of discontinued operation. The amendments are effective for years beginning on/after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from Contracts with Customers, which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. The standard is effective for years beginning after December 15, 2016 including interim periods with those years. The impact of adoption of the standard has not yet been determined.

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

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Presentation of Debt Issuance Costs. The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The impact of adoption of the standard has not yet been determined.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

Accounts receivable – net:

	March 29, 2015	December 28, 2014
Accounts receivable	$26,328	$31,354
Allowance for doubtful accounts	(268)	(330)
Accounts receivable—net	$26,060	$31,024

Inventories:

	March 29, 2015	December 28, 2014
Raw materials	$25,656	$25,973
Work in process	4,834	2,099
Finished goods	3,533	2,743
Parts	783	775
Inventories	$34,806	$31,590

Inventories are recorded net of a provision for obsolescence as at March 29, 2015 and December 28, 2014 of $573 and $475 respectively.

 Property, plant and equipment – net:

	March 29, 2015	December 28, 2014
Cost:
Land	$1,648	$1,648
Buildings	9,878	9,878
Machinery and equipment (a)	31,983	31,592
Office furniture and equipment	1,697	1,690
Computer hardware and software (b)	6,002	5,930
Leasehold improvements (c)	2,476	2,456
	53,684	53,194
Less accumulated depreciation:
Land	—	—
Buildings	(7,394)	(7,275)
Machinery and equipment (a)	(21,175)	(20,545)
Office furniture and equipment	(1,547)	(1,513)
Computer hardware and software (b)	(4,948)	(4,774)
Leasehold improvements (c)	(1,566)	(1,497)
	(36,630)	(35,604)
Property, plant and equipment—net	$17,054	$17,590

(a)

Included within machinery and equipment were assets under capital leases with costs of $3,153 and $3,495 and associated accumulated depreciation of $875 and $916 as of March 29, 2015 and December 28, 2014, respectively. The related depreciation expense for the three months ended March 29, 2015 and March 30, 2014 were $124 and $171, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $359 and $498 and associated accumulated depreciation of $297 and $417 as at March 29, 2015 and December 28, 2014, respectively. The related depreciation expense for the three months ended March 29, 2015 and March 30, 2014 were $19 and $40, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of Nil and $73 and associated accumulated depreciation of Nil and $42 as of March 29, 2015 and December 28, 2014, respectively. The related depreciation expense was $2 and $4 for the three months ended March 29, 2015 and March 30, 2014, respectively.

Deferred financing fees:

	March 29, 2015	December 28, 2014
Deferred financing fees	$1,290	$1,290
Accumulated amortization	(1,208)	(1,200)
	$82	$90

Accrued liabilities:

	March 29, 2015	December 28, 2014
Customer related	$2,921	$2,074
Payroll	3,684	4,014
Professional services	298	395
Vendor related	157	29
Other	364	568
Accrued liabilities	$7,424	$7,080

Consolidated Statements of Operations and Comprehensive Loss

Interest expense:

	Three months ended
	March 29, 2015	March 30, 2014
Revolving credit facility	260	263
Amortization of deferred financing fees	8	104
Obligations under capital leases	42	27
Interest expense	$310	$394

5.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is an opportunity to reduce the interest rate to U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate. The effective weighted average interest rate for the three months ended March 29, 2015 was 4.50% compared to 4.00% for the three months ended March 30, 2014.

At March 29, 2015, $20,131 was outstanding under the PNC Facility, compared to $21,370 as at December 28, 2014 and is classified as a current liability based on the terms of the PNC Facility.

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

The PNC Facility is a joint and several obligation of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed. Repayment under the PNC Facility is secured by the assets of the Company and each of its subsidiaries.

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

The Company is in compliance with the financial covenants included in the PNC Facility as of March 29, 2015.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balances at December 28, 2014 and March 29, 2015	16,417,276	$390
Total Common Shares	16,417,276	$390

 Stock Options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. There were no stock options granted during the three month period ended March 29, 2015. A summary of stock option activity for the three month period ended March 29, 2015 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 28, 2014	817,212	$2.07	—	7.3

Expired	(33,333)	$3.11
Forfeited	(62,476)	$2.15
Outstanding	721,403	$2.02	$—	7.2
Exercisable at March 29, 2015	170,002	$2.49	$—	3.0

During the three month periods ended March 29, 2015 and March 30, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $33 and $26, respectively.

Restricted Stock Units

For information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. There were no RSU’s granted during the three months ended March 29, 2015. A summary of the RSU activity for the three month period ended March 29, 2015 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 28, 2014	520,433	$1.94	2.5
RSU forfeited	(49,630)	$1.91
Outstanding balance at March 29, 2015	470,803	$1.95	2.0

Stock based compensation recognized during the three month period ended March 29, 2015 and March 30, 2014 related to the restricted stock units was $57 and $17.

7.	Income taxes

During the three months ended March 29, 2015 and March 30, 2014, the Company recorded a net income tax expense of $77 and $183, respectively, primarily related to minimum taxes and taxes on profits in certain jurisdictions.

Tax years 2010 to 2014 remain open for review by the tax authorities in Canada, US and Mexico.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets. In the first quarter of 2015, it was concluded by management that a full valuation allowance associated with the U.S. jurisdiction was still appropriate.

8.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 29, 2015	March 30, 2014
Basic weighted average shares outstanding	16,417,276	16,417,270
Dilutive stock options (a)	—	—
Diluted weighted average shares outstanding	16,417,276	16,417,270

(a)

For the three months ended March 29, 2015 and March 30, 2014, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

9.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. Commencing in fiscal 2014, the Company changed the measure it utilizes to monitor reportable segment performance from adjusted EBITDA, (previously defined as earnings before restructuring charges, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on forward contracts) to each reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses). Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended
	March 29, 2015	March 30, 2014 As Revised (See Note 2)
Revenues
Mexico	$35,607	$38,757
China	9,342	15,530
U.S.	6,578	12,692
Total	$51,527	$66,979
Intersegment revenue
Mexico	$(105)	$(365)
China	(2,664)	(3,266)
U.S.	(44)	(5,325)
Total	$(2,813)	$(8,956)
Net external revenue
Mexico	$35,502	$38,392
China	6,678	12,264
U.S.	6,534	7,367
Total segment revenue (which also equals consolidated revenue)	$48,714	$58,023
Site Contribution
Mexico	$2,896	$1,473
China	305	1,456
U.S.	(6)	966
Total	$3,195	$3,895
Corporate allocations	2,914	3,670
Unrealized foreign exchange loss (gain) on derivative forward exchange contracts	318	(243)
Interest	310	394
Restructuring charges	—	670
Loss before income taxes	$(347)	$(596)

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	March 29, 2015	March 30, 2014
Mexico	$83	$177
China	375	-
U.S.	6	55
Segment total	464	232
Corporate and other	26	20
Total	$490	$252

Property, plant and equipment (a)

	March 29, 2015	December 28, 2014
Mexico	$11,945	$12,556
China	3,191	3,001
U.S	1,687	1,776
Segment total	16,823	17,333
Corporate and other	231	257
Total assets	$17,054	$17,590

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended March 29, 2015 and March 30, 2014:

	Three months ended
	March 29, 2015	March 30, 2014
U.S.	$35,712	$52,283
Canada	12,447	4,375
Europe	—	284
China	555	1,077
Mexico	—	4
Total	$48,714	$58,023

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

During the three months ended March 29, 2015, three customers exceeded 10% of total revenues, comprising 21.4%, 17.6% and 10.8%, respectively of total revenue across all geographic segments. For the three months ended March 30, 2014, three customers exceeded 10% of total revenues, comprising 36.1%, 13.6% and 10.6%.

As of March 29, 2015, the top three customers represented 17.0%, 3.9% and 17.0%, respectively (December 28, 2014, 14.2%, 12.3% and 14.4% respectively) of the Company’s trade accounts receivable.

10.     Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the nine remaining months of fiscal 2015 and first three months of fiscal 2016. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at March 29, 2015:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD $6,400	$5,650
Mexican Peso	Buy	MXN 309,555	$22,536

The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on March 29, 2015 was $318 (March 30, 2014 – $243 gain) which was included in cost of sales in the interim consolidated statement of operations and comprehensive loss. The realized loss on settled contracts was $854 (March 30, 2014 – realized gain $450), which is also included in of cost of sales. Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

11.     Commitments

Purchase obligations not recorded on the balance sheet as at March 29, 2015 consist of open non-cancellable purchase orders for raw materials for $19,165 which are expected to be received within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at March 30, 2014 consisted of open purchase orders for raw materials for $27,424 which were expected to be received within 12 months of the PO issue date.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 30, 2015. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 30, 2015, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,289 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended March 29, 2015 compared with the quarter ended March 30, 2014:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended March 29, 2015		Three months ended March 30, 2014 As Revised (See Note 2)		Change 2014 to 2015
	$	%	$	%	$	%
Revenue	$48.7	100.0%	$58.0	100.0%	$(9.3)	(16.0%	)
Cost of sales	45.1	92.6%	53.3	91.9%	(8.2)	(15.4%	)
Gross profit	3.6	7.4%	4.7	8.1%	(1.1)	(23.4%	)
Selling, general and administrative expenses	3.6	7.4%	4.2	7.2%	(0.6)	(14.3%	)
Restructuring charges	—	0.0%	0.7	1.2%	(0.7)	(100.0%	)
Operating loss	(0.0)	(0.0% )	(0.2)	(0.3% )	0.2	100.0%
Interest expense	0.3	0.6%	0.4	0.7%	(0.1)	(25.0%	)
Loss before income taxes	(0.3)	(0.6% )	(0.6)	(1.1% )	0.3	50.8%
Income tax expense
Current	0.2	0.4%	0.2	0.3%	—	0.0%
Deferred	(0.1)	(0.2% )	—	0.0%	(0.1)	(100.0%	)
	0.1	0.2%	0.2	0.3%	(0.1)	(50.0%	)
Net loss	$(0.4)	(1.0% )	$(0.8)	(1.4% )	$0.5	50.6%

Revenue

Revenue decreased by $9.3 million, from $58.0 million for the first quarter of 2014 to $48.7 million for the first quarter of 2015 mainly due to $17.1 million in decreased revenue relating to two long standing customers, both of which have expanded business with other contract manufacturers. This was partially offset by increased volumes with one customer representing increased revenue of $8.7 million due to increased demand. While there were volume increases with some existing long standing customers, in addition to new revenue from new customers not earned in 2014, these were offset by volume decreases with other customers.

During the first quarter of 2015, revenue from the industrial sector decreased by $17.1 million to $26.3 million compared with $43.3 million for the same period in 2014, due to the decreases from two customers that have expanded to other contract manufacturers. Revenue from the industrial sector as a percentage of total revenue decreased to 53.9% in the first quarter of 2015 compared with 74.7% in the first quarter of 2014.

Revenue from the communications sector increased by $9.6 million to $13.7 million in the first quarter of 2015 compared with $4.1 million for the same period in prior year. This was the result of revenue from one new customer and one long standing customer that had increased volumes over prior year. This represented 28.1% of revenue in the first quarter of 2015, compared with 7.1% of revenue in the first quarter of 2014.

Revenue from the networking sector decreased to $6.2 million for the first quarter of 2015 compared with $7.7 million for the same period in 2014, which represented 12.8% of revenue in the first quarter of 2015, down from 13.2% for the same period in the prior year. The decrease is primarily the result of reduced volumes with two customers.

Revenue for the medical sector decreased by $0.4 million to $2.5 million in the first quarter of 2015, compared to $2.9 million in the first quarter of 2014 due to the decrease in demand from one customer. Revenue from the medical sector as a percentage of total revenue increased to 5.2% in the first quarter of 2015 compared with 5.0% in the first quarter of 2014.

During the first quarter of 2015, the Company recorded approximately $1.1 million of sales of raw materials inventory to customers, which carried no margin, compared with $1.3 million in the first quarter of 2014. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 89.7% of revenue from operations during the first quarter of 2015, compared with 92.5% in the first quarter of 2014. Revenue from the three largest customers during the first quarter of 2015 was $10.4 million, $8.6 million and $5.3 million, representing 21.4%, 17.6% and 10.8% of total revenue, respectively. This compares with revenue from the three largest customers during the first quarter of 2014 of $20.9 million, $7.9 million and $6.1 million, representing 36.1%, 13.6% and 10.6% of total revenue, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2015, 72.9% of our revenue was attributable to production from our operations in Mexico, 13.4% in the U.S. and 13.7% in China. During the first quarter of 2014, 66.2% of our revenue was attributable to production from our operations in Mexico, 12.7% in the U.S. and 21.1% in China.

The Company operates in a highly competitive and dynamic marketplace in which current and prospective customers from time- to-time seek to lower their costs through a competitive bidding process among EMS providers. This process creates an opportunity to increase revenue to the extent we are successful in the bidding process, however, there is also the potential for revenue to decline to the extent we are unsuccessful in this process. Furthermore, even if we are successful, there is potential for our margins to decline. If we lose any of our largest customers or larger product lines manufactured for any one of our customers, we could experience declines in revenue.

Gross Profit

Gross profit for the first quarter of 2015 decreased by $1.1 million to $3.6 million or 7.4% of revenue compared with 8.1% of revenue for the same period in 2014. This was due primarily to decreased revenue levels and unfavorable foreign exchange rates on outstanding forward contracts which resulted in $0.3 million of unrealized foreign exchange losses that were recorded in the first quarter of 2015 versus an unrealized foreign exchange gain of $0.2 million in the first quarter of 2014. When excluding unrealized foreign exchange on forward contracts, the adjusted gross profit was $3.9 million or 8.1% of revenue for the first quarter of 2015 compared with $4.5 million or 7.8% of revenue for the first quarter of 2014.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended March 29, 2015	Three months ended March 30, 2014 As Revised (See Note 2)
Gross profit	$3,628	$4,711
Add (deduct):

Unrealized foreign exchange loss (gain) on forward contracts	318	(243)
Adjusted gross profit	$3,946	$4,468

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the first quarter of 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized loss of $0.9 million. Included in cost of sales for the first quarter of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.2 million, and a realized gain of $0.5 million.

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

EBITDA and Adjusted EBITDA Reconciliation:

Management has presented this EBITDA and adjusted EBITDA figure, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as the Board of Directors and management. Commencing in the first quarter of 2015, management has expanded the definition of adjusted EBITDA to exclude stock based compensation which is consistent with the definition as recognized by our lender and therefore management utilizes this to monitor compliance with bank covenants.

Below is the reconciliation from the closest U.S. GAAP measure of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended March 29, 2015	Three months ended March 30, 2014 As Revised (See Note 2)
Net loss	$(424)	$(779)
Add:

Amortization	1,026	953
Interest	310	394
Taxes	77	183
EBITDA	$989	$751

Add:

Restructuring	—	670
Stock based compensation	90	45
Unrealized foreign exchange loss (gain) on forward contracts	318	(243)
Adjusted EBITDA	$1,397	$1,223

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million during the first quarter of 2015 to $3.6 million, which represented 7.4% of revenues compared to $4.2 million or 7.2% of revenues for the same period in 2014. The decrease was mainly the result of reduced professional, audit and legal fees which were higher in 2014 due to the investigation and remediation of the significant book to physical adjustment identified during the 2014 year end physical inventory count in Mexico. These were partially offset by increased sales and marketing charges in 2015.

Interest Expense

Interest expense reduced to $0.3 million in the first quarter of 2015 from $0.4 million in the first quarter of 2014. The weighted average interest rates with respect to the debt were 4.5% and 4.0% for each of the first quarters of 2015 and 2014, respectively. However, interest expense decreased as there were lower average debt levels in the first quarter of 2015 compared to the same period in 2014. In addition, there was reduced amortization of deferred financing fees.

Income Tax Expense

During the three months ended March 29, 2015 and March 30, 2014, respectively, the Company recorded a net income tax expense of $0.1 million and $0.2 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions. The additional reduction in 2015 was due to recoveries recorded on the deferred tax asset related to temporary differences in Mexico.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets. In the first quarter of 2015, it was concluded by management that a full valuation allowance associated with the U.S. jurisdiction was still appropriate.

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

Liquidity

Net cash provided from operating activities during the three months ended March 29, 2015 was $1.8 million driven by working capital changes and non-cash add back items such as the unrealized loss of $0.3 million and the reduced loss compared to the same period in prior year. Accounts receivable days sales outstanding increased to 49 from 45 days for the three months ended March 29, 2015 compared to March 30, 2014. This was the result of the timing of sales. Inventory turnover, on an annualized basis decreased to 5 times for the three months ended March 29, 2015 compared to 6 times for the three months ended March 30, 2014 due to delayed sales that were pushed out to the second quarter resulting in higher inventory levels. Accounts payable days outstanding were consistent at 57 days at the end of the first three months of 2015 and 2014.

Net cash used by financing activities during the three months ended March 29, 2015 was $1.6 million compared to $0.7 million for the three months ended March 30, 2014. During the three months ended March 29, 2015, the Company decreased revolving debt by $1.2 million compared to $0.4 million for the same period in 2014. In addition, the Company paid $0.4 million in lease payments in 2015 and 2014.

Net cash used in investing activities during the three months ended March 29, 2015 and March 30, 2014 was $0.5 million and $0.3 million, respectively, consisting of additions of property, plant and equipment.

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

We believe that cash generated from operations, available cash and amounts available under our PNC Facility and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the foreseeable future, although no assurance can be given in this regard, particularly with respect to amounts available from financial sources and lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facility bears interest at floating rate. The weighted average interest rate incurred on debt for the quarter ended March 29, 2015 was 4.5%. At March 29, 2015, the interest rate on our U.S. revolving credit facility is 4.5% based on the U.S. prime rate plus 1.25%. The impact of a 1% change in interest rates would not have a significant impact on our reported earnings.

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

The impact of a 10% change in exchange rates would not have a significant impact on our reported earnings, with the assumption that management has effectively hedged its foreign exchange risk with the purchase of forward exchange contracts.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 31, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations, which could exceed 90 days, and our revolving debt facility, which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, which has a credit limit of $40,000, are sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. As described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015, a material weakness was identified in our internal control over financial reporting as of December 28, 2014. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, management has concluded that there continues to be a material weakness in respect of its controls and procedures relating to its accounting for income taxes. As a result of this material weakness, which is in the process of being remediated, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

To remediate the material weakness referenced above management is actively engaged in developing a remediation plan in respect of the material weakness described above. Specifically, management is implementing increased training for its finance personnel regarding accounting for income taxes, as well as, hiring personnel or consultants with expertise in this area.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman
Title:	President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Jim Currie
Name:	Jim Currie
Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: April 29, 2015

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2015.

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