Form 10-Q
period 2015-06-28
SMTC CORP
filed 2015-07-29
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

As of July 28, 2015, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4	Controls and Procedures	29

PART II OTHER INFORMATION		29

Item 1A	Risk factors	29

Item 6	Exhibits	29

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	June 28, 2015	December 28, 2014
Assets
Current assets:
Cash	$6,102	$5,447
Accounts receivable—net (note 4)	31,351	31,024
Inventories (note 4)	34,116	31,590
Prepaid expenses and other assets	2,142	2,135
Income taxes receivable	311	359
Deferred income taxes—net	487	428
	74,509	70,983
Property, plant and equipment—net (note 4)	17,035	17,590
Deferred financing costs—net	85	90
	$91,629	$88,663
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,716	$29,425
Accrued liabilities (note 4)	7,463	7,080
Derivative liabilities (note 10)	2,232	2,703
Income taxes payable	374	449
Revolving credit facility (note 5)	22,080	21,370
Current portion of capital lease obligations	716	980
	64,581	62,007
Capital lease obligations	495	866

Shareholders’ equity:
Capital stock (note 6)	390	390
Additional paid-in capital	264,214	263,996
Deficit	(238,051)	(238,596)
	26,553	25,790
	$91,629	$88,663

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014 (As Revised – See Note 2)	June 28, 2015	June 29, 2014 (As Revised – See Note 2)
Revenue	$57,741	$57,984	$106,455	$116,007
Cost of sales (note 10)	52,311	52,151	97,397	105,463
Gross profit	5,430	5,833	9,058	10,544
Selling, general and administrative expenses	3,961	4,504	7,626	8,747
Loss on disposal of property, plant and equipment	3	—	3	—
Restructuring charges	—	509	—	1,179
Operating earnings	1,466	820	1,429	618
Interest expense (note 4)	304	473	614	867
Earnings (loss) before income taxes	1,162	347	815	(249)
Income tax expense (recovery) (note 7):
Current	157	265	329	445
Deferred	36	(5)	(59)	(2)
	193	260	270	443
Net earnings (loss) and comprehensive income (loss)	969	87	545	(692)

Earnings (loss) per share of common stock:
Basic
Basic	$0.06	$0.01	$0.03	$(0.04)
Diluted	$0.06	$0.01	$0.03	$(0.04)
Weighted average number of shares outstanding (note 8):
Basic	16,417,276	16,417,276	16,417,276	16,417,273
Diluted	16,417,276	16,417,276	16,417,276	16,417,273

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended June 28, 2015 and June 29, 2014

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 28, 2014	$390	$263,996	$(238,596)	$25,790
Stock-based compensation	—	218	—	218
Net earnings	—	—	545	545
Balance, June 28, 2015	$390	$264,214	$(238,051)	$26,553

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013 (1)	$390	$263,732	$(234,718)	$29,404
Stock-based compensation	—	105	—	105
Net loss (1)	—	—	(692)	(692)
Balance, June 29, 2014	$390	$263,837	$(235,410)	$28,817

(1)	Revised net loss and deficit to adjust for prior period errors. Refer to Note 2 for further details.

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 28, 2015	June 29, 2014 As Revised (See Note 2)
Cash provided by (used in):
Operations:
Net earnings (loss)	$545	$(692)
Items not involving cash:
Depreciation	1,995	1,932
Unrealized gain on derivative financial instruments	(471)	(1,094)
Loss on sale of property, plant and equipment	3	—
Deferred income taxes	(59)	(2)
Amortization of deferred financing fees	15	240
Stock-based compensation	218	105
Change in non-cash operating working capital:
Accounts receivable	(327)	313
Inventories	(2,526)	(2,420)
Prepaid expenses and other assets	(7)	220
Income taxes receivable/payable	(27)	(351)
Accounts payable	2,222	2,291
Accrued liabilities	384	(285)
	1,965	257
Financing:
Net advances on revolving credit facility	710	1,528
Principal payment of capital lease obligations	(635)	(1,014)
Deferred financing fees	(10)	(100)
	65	414
Investing:
Purchase of property, plant and equipment	(1,378)	(747)
Proceeds from sale of property, plant and equipment	3	10
	(1,375)	(737)
Increase (decrease) in cash	655	(66)
Cash, beginning of period	5,447	3,295
Cash, end of the period	$6,102	$3,229

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	208	228

See accompanying notes to interim consolidated financial statements.

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The following table summarizes the selected line items from the Company’s unaudited interim consolidated financial statements illustrating the effect of these adjustments to the comparative quarter and period year to date.

Impact on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss In thousands, except per share data	Three months ended June 29, 2014 As previously filed	Adjustment	Three months ended June 29, 2014 As adjusted
Cost of sales – unrealized gain on derivative instruments (2)	$(797)	$(54)	$(851)
Gross profit	5,779	54	5,833
Operating earnings	766	54	820
Net earnings and comprehensive income	$33	$54	$87
Basic and diluted earnings per share	$0.01		$0.01

Impact on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss In thousands, except per share data	Six months ended June 29, 2014 As previously filed	Adjustment	Six months ended June 29, 2014 As adjusted
Cost of sales – unrealized gain on derivative instruments (2)	$(889)	$(205)	$(1,094)
Cost of sales – depreciation (1)	2,107	(175)	1,932
Gross profit	10,164	380	10,544
Operating earnings	238	380	618
Net loss and comprehensive loss	$(1,072)	$380	$(692)
Basic and diluted loss per share	$(0.07)		$(0.04)

Impact on the Interim Consolidated Statement of Changes in Shareholders’ Equity In thousands	June 29, 2014 As previously filed	Adjustment	June 29, 2014 As adjusted
Shareholders’ equity – deficit (3)	$(234,072)	$(1,338)	$(235,410)

Impact on the Interim Consolidated Statement of Cash Flow In thousands	Six months ended June 29, 2014 As previously filed	Adjustment	Six months ended June 29, 2014 As adjusted
Net loss	$(1,072)	$380	$(692)
Items not involving cash:
Depreciation	2,107	(175)	1,932
Unrealized gain on derivative instruments	(889)	(205)	(1,094)
Accounts payable (4)	2,369	(78)	2,291
Accrued liabilities (4)	(268)	(17)	(285)
Cash flow provided by operations	352	(95)	257
Cash flow used by investing (4)	(832)	95	(737)

(1)

Cost of sales has been reduced by $175 for the six months ended June 29, 2014 on the unaudited interim consolidated statement of operations and comprehensive loss related to a reduction to amortization of $175 due to an error. There was no impact on the three months ended June 29, 2014 as the error occurred in the three months ended March 30, 2014.

(2)	Cost of sales has also been reduced by $54 and $205 for the three and six months ended June 29, 2014 respectively, related to the revaluation of the outstanding derivative forward contracts.

(3)

The total net change of ($1,338) to the deficit was the result of the opening, fiscal 2014 cumulative understatement of expenses of ($1,718) related to the prior period errors, which was offset by the reductions to cost of sales of $380 for the six months ended June 29, 2014 as described above.

(4)

The net change of $95 related to purchases of property, plant and equipment that were unpaid in cash as at June 29, 2014 and therefore reflect decreases to accounts payable and accrued liabilities, respectively and a corresponding reduction in cash used by investing.

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

In April 2015, the FASB published ASU 2015-04: Retirement Benefits (Topic 715). The amendments intend to reduce complexity by providing a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The impact of adoption of the standard has not yet been determined.

In June 2015, the FASB published ASU 2015-10: Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics in the Codification including; guidance clarification and reference corrections, simplification and minor improvements. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The impact of adoption of the standard has not yet been determined.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated Balance Sheets

Accounts receivable – net:

	June 28, 2015	December 28, 2014
Accounts receivable	$31,614	$31,354
Allowance for doubtful accounts	(263)	(330)
Accounts receivable—net	$31,351	$31,024

Inventories:

	June 28, 2015	December 28, 2014
Raw materials	$25,659	$25,973
Work in process	5,387	2,099
Finished goods	2,248	2,743
Parts	822	775
Inventories	$34,116	$31,590

Inventories are recorded net of a provision for obsolescence as at June 28, 2015 and December 28, 2014 of $607  and $475 respectively.

Property, plant and equipment – net:

	June 28, 2015	December 28, 2014
Cost (a):
Land	$1,648	$1,648
Buildings	9,853	9,878
Machinery and equipment (b)	30,016	31,592
Office furniture and equipment	582	1,690
Computer hardware and software (c)	3,048	5,930
Leasehold improvements (d)	2,962	2,456
	48,109	53,194
Less accumulated depreciation (a):
Land	—	—
Buildings	(7,487)	(7,275)
Machinery and equipment (b)	(19,138)	(20,545)
Office furniture and equipment	(463)	(1,513)
Computer hardware and software (c)	(1,945)	(4,774)
Leasehold improvements (d)	(2,041)	(1,497)
	(31,074)	(35,604)
Property, plant and equipment—net	$17,035	$17,590

(a)	During the quarter ended June 28, 2015, the Company wrote off fully depreciated assets that were no longer in use with a cost and accumulated depreciation value of $6,522.

(b)

Included within machinery and equipment were assets under capital leases with costs of $3,153 and $3,495 as at June 28, 2015, and December 28, 2014, respectively and associated accumulated depreciation of $988 and $916 as of June 28, 2015 and December 28, 2014, respectively. The related depreciation expense for the three months ended June 28, 2015 and June 29, 2014 were $124 and $169, respectively. The related depreciation expense for the six months ended June 28, 2015 and June 29, 2014 was $237 and $341, respectively.

(c)

Included within computer hardware and software were assets under capital leases with costs of $119 and $524 as at June 28, 2015 and December 28, 2014, respectively and associated accumulated depreciation of $67 and $350 as at June 28, 2015, and December 28, 2014, respectively. The related depreciation expense for the three months ended June 28, 2015 and June 29, 2014 was $19 and $44, respectively. The related depreciation for the six months ended June 28, 2015 and June 29, 2014 was $29 and $84, respectively.

(d)

Included within leasehold improvements were assets under capital leases with costs of $nil as at June 28, 2015 and $73 as at December 28, 2014, and associated accumulated depreciation of $nil and $42 as at June 28, 2015, and December 28, 2014, respectively. The related depreciation expense for the three and six months ended June 28, 2015 was $2. The related depreciation expense for the three and six months ended June 29, 2014 was $3 and $7, respectively.

Accrued liabilities:

	June 28, 2015	December 28, 2014
Customer related	$3,561	$2,074
Payroll	2,990	4,014
Professional services	286	395
Vendor related	368	29
Other	258	568
Accrued liabilities	$7,463	$7,080

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revolving credit facility	270	289	$530	552
Amortization of deferred financing fees	7	136	15	240
Obligations under capital leases	27	48	69	75
Interest expense	$304	$473	$614	$867

5.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is an opportunity to reduce the interest rate to U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate. The effective weighted average interest rate for the three and six months ended June 28, 2015 was 4.50% compared to 4.91% and 4.46%, respectively for the three and six months ended June 29, 2014.

At June 28, 2015, $22,080 was outstanding under the PNC Facility, compared to $21,370 as at December 28, 2014 and is classified as a current liability based on the terms of the PNC Facility.

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

The Company is in compliance with the financial covenants included in the PNC Facility as of June 28, 2015.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balances at December 28, 2014 and June 28, 2015	16,417,276	$390

 Stock Options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. There were no stock options granted during the three and six month period ended June 28, 2015. A summary of stock option activity for the six month period ended June 28, 2015 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 28, 2014	817,212	$2.07	$—	7.3

Expired	(66,667)	3.11
Forfeited	(75,201)	2.09
Outstanding	675,344	1.97	—	8.6
Exercisable at June 28, 2015	173,335	$2.28	$—	2.8

During the three month periods ended June 28, 2015 and June 29, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $44 and $28, respectively. During the six month periods ended June 28, 2015 and June 29, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $77 and $55, respectively.

Restricted Stock Units

For information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. A summary of the RSU activity for the six month period ended June 28, 2015 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 28, 2014	520,433	$1.94	2.5
RSU granted	91,818	1.47
RSU forfeited	(59,352)	1.90
Outstanding balance at June 28, 2015	552,899	$1.87	2.1

Stock based compensation recognized during the three month period ended June 28, 2015 and June 29, 2014 related to the restricted stock units was $84 and $33. Stock based compensation recognized during the six month period ended June 28, 2015 and June 29, 2014 related to the restricted stock units was $141 and $50, respectively.

7.	Income taxes

During the three months ended June 28, 2015 and June 29, 2014, respectively, the Company recorded a income tax expense of $193 and $260, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation. During the six months ended June 28, 2015 and June 29, 2014, respectively, the Company recorded a net income tax expense of $270 and $443, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation.

Tax years 2010 to 2014 remain open for review by the tax authorities in Canada, U.S., Mexico and China. Tax years 2008 to 2014 remain open for Hong Kong.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. In 2015, the Canadian and U.S. jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

8.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Basic weighted average shares outstanding	16,417,276	16,417,276	16,417,276	16,417,273
Dilutive stock options (a) (b)	—	—	—	—
Diluted weighted average shares outstanding	16,417,276	16,417,276	16,417,276	16,417,273

(a)

As a result of the net earnings for the three and six months ended June 28, 2015, dilutive options were determined using the treasury stock method, using an average price of $1.62 per share. No diluted stock options were calculated as there were no outstanding vested options that were considered in-the-money.

(b)

As a result of the net earnings for the three months ended June 29, 2014, dilutive options were determined using the treasury stock method, using an average price of $1.76 per share. No diluted stock options were calculated as there were no outstanding vested options that were considered in-the-money. As a result of the net loss for the six months ended June 29, 2014, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

9.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. Commencing in the fourth quarter of 2014, the Company changed the measure it utilizes to monitor reportable segment performance from adjusted EBITDA, (which was defined as earnings before restructuring charges, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on unsettled forward contracts) to each reportable segment’s site contribution (which is calculated by management based on site revenues minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses). Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for, and by which the chief operating decision maker makes decisions about resources to be allocated to its operating segments. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that originates the shipment of product to the end customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues
Mexico	$39,155	$38,945	$74,762	$77,702
China	12,150	15,159	21,492	30,689
U.S.	9,008	13,849	15,586	26,541
Total	$60,313	$67,953	$111,840	$134,932

Intersegment revenue
Mexico	$(105)	$(142)	$(210)	$(507)
China	(2,426)	(3,758)	(5,090)	(7,024)
U.S.	(41)	(6,069)	(85)	(11,394)
Total	$(2,572)	$(9,969)	$(5,385)	$(18,925)

Net external revenue
Mexico	$39,050	$38,803	$74,552	$77,195
China	9,724	11,401	16,402	23,665
U.S.	8,967	7,780	15,501	15,147
Total segment revenue (which also equals consolidated revenue)	$57,741	$57,984	$106,455	$116,007

Site Contribution
Mexico	$2,779	$2,016	$5,675	$3,489
China	664	1,125	485	1,840
U.S.	491	874	969	2,581
Total	$3,934	$4,015	$7,129	$7,910
Corporate allocations	3,257	3,537	6,171	7,207
Unrealized gain on derivative financial instruments	(789)	(851)	(471)	(1,094)
Interest	304	473	614	867
Restructuring charges	—	509	—	1,179
Income (loss) before income taxes	$1,162	$347	$815	$(249)

Additions to property, plant and equipment

The following table contains additions including those acquired through capital leases, to property, plant and equipment for the three and six months ended June 28, 2015 and June 29, 2014:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Mexico	$313	$2,105	$396	$2,282
China	252	39	627	39
U.S.	379	57	385	112
Segment total	934	2,201	1,398	2,433
Corporate and other	13	92	39	112
Total	$957	$2,293	$1,447	$2,545

Property, plant and equipment (a)

	June 28, 2015	December 28, 2014
Mexico	$11,729	$12,556
China	3,240	3,001
U.S.	1,836	1,776
Segment total	16,805	17,333
Corporate and other	230	257
Total assets	$17,035	$17,590

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended June 28, 2015 and June 29, 2014:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
U.S.	$43,548	$51,048	$79,260	$103,331
Canada	13,548	5,358	25,995	9,733
Europe	—	—	—	284
China	645	1,578	1,200	2,655
Mexico	—	—	—	4
Total	$57,741	$57,984	$106,455	$116,007

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

During the three months ended June 28, 2015, two customers exceeded 10% of total revenues representing 17.1% and 11.3% respectively (June 29, 2014 – three customers represented 30%, 12.7% and 11%) of total revenue for the second quarter of 2015. During the six months ended June 28, 2015 two customers individually comprised 19.1% and 14.2% (June 29, 2014 – three customers individually comprised 33%, 13.1% and 10.1%) of total revenue for the six months ended June 28, 2015.

As of June 28, 2015, these two customers represented 16.8% and 5.6% respectively, (as of December 28, 2014, these customers represented 14.3% and 20.8% respectively) of the Company’s accounts receivable.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the six remaining months of fiscal 2015 and first six months of fiscal 2016. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net earnings in the consolidated statement of operations and comprehensive income loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at June 28, 2015:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,200	$5,274
Mexican Peso	Buy	MXN 300,629	$21,060

The unrealized gain recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on June 28, 2015 was $789 (June 29, 2014 – unrealized gain $851), and the unrealized gain for the six month period ended June 28, 2015 was $471 (June 29, 2014 – unrealized gain $1,094), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on the settled contracts for the three months period ended June 28, 2015 was $1,028 (June 29, 2014 – realized loss $325), and the realized loss for the six month period ended June 28, 2015 was $1,882 (June 29, 2014 – realized loss $775), and is also included in cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The derivative liability as at June 28, 2015 was $2,232 (December 28, 2014 - $2,703) which reflected the fair market value of the unsettled forward foreign exchange contracts.

11.     Commitments

Purchase obligations not recorded on the balance sheet as at June 28, 2015 consist of open non-cancellable purchase orders for raw materials for $17,853 (June 29, 2014 - $31,484), which are expected to be received within 12 months of the PO issue date.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,285 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended June 28, 2015 compared with the quarter ended June 29, 2014:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended June 28, 2015		Three months ended June 29, 2014 As Revised (See Note 2)		Change 2015 to 2014
	$	%	$	%	$	%
Revenue	57.7	100.0	58.0	100.0	(0.3)	(0.5)
Cost of sales	52.3	90.6	52.2	90.0	0.1	0.2
Gross profit	5.4	9.4	5.8	10.0	(0.4)	(6.9)
Selling, general and administrative expenses	3.9	6.8	4.5	7.8	(0.6)	(13.3)
Restructuring charges	—	—	0.5	0.9	(0.5)	(100.0)
Operating earnings	1.5	2.6	0.8	1.4	0.7	87.5
Interest expense	0.3	0.5	0.5	0.9	(0.2)	(40.0)
Earnings before income taxes	1.2	2.1	0.3	0.5	0.9	313.8
Income tax expense
Current	0.2	0.3	0.3	0.5	(0.1)	(33.3)
Deferred	—	—	—	—	—	—
	0.2	0.3	0.3	0.5	(0.1)	(33.3)
Net earnings	1.0	1.7	0.0	0.0	1.0	100.0

Revenue

Revenue decreased by $0.3 million, or 0.5%, from $58 million for the second quarter of 2014 to $57.7 million for the second quarter of 2015. The marginal decrease in revenue was predominantly the result of the reduced revenues from two long standing customers, which have expanded to other contract manufacturers. Revenues were reduced by $14.8 million from these two customers, which was partially offset by revenue from four new customers of $9.1 million. Revenues also increased by a net amount of $5.4 million from existing customers.

During the second quarter of 2015, revenue from the industrial sector decreased to $32.6 million compared with $42.0 million for the same period in 2014, mainly due to the decreased volumes from two long standing customers, due to the expansion with other contract manufacturers partially offset by increased volumes with one customer. Revenue from the industrial sector as a percentage of total revenue decreased to 56.5% in the second quarter of 2015 compared with 72.4% in the second quarter of 2014.

Revenue from the communications sector increased in the second quarter of 2015 to $13.4 million compared to $6.9 million for the second quarter of 2014. The increase was due primarily to significant increased volume from one long standing customer, in addition to two new customers ramping up during the quarter. As a percentage of total revenue this sector increased to 23.2% of revenue compared to 12.0% in the second quarter of 2014.

Revenue from the networking and enterprise computing sector increased to $9.5 million for the second quarter of 2015 compared with $6.2 million in 2014, which represented 16.4% of revenue in the second quarter of 2015, up from 10.7% of revenue in the second quarter of 2014. The increase in revenue was due to increased volumes with one new customer.

Revenue for the medical sector decreased to $2.2 million in the second quarter of 2015, compared to $2.9 million in the second quarter of 2014 due to decreased volume from one customer. However, revenue from the medical sector as a percentage of total revenue increased to 3.9% in the second quarter of 2015 compared with 4.9% in the second quarter of 2014.

During the second quarter of 2015 and 2014, the Company recorded approximately $1.1 million of sales of raw materials inventory to customers, which carried no margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 83.3% of revenue during the second quarter of 2015, compared with 92.1% in the second quarter of 2014. Revenue from the two largest customers during the second quarter of 2015 was $9.9 and $6.5 representing 17.1% and 11.3% respectively of total revenue for the second quarter of 2015. This compares with revenues from the largest customers during the second quarter of 2014 which was $17.4 million, $7.3 million and $6.4 million representing 30.0%, 12.7% and 11.0% respectively of total revenue for the second quarter of 2014. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2015, 67.6% of our revenue was attributable to production from our operations in Mexico, 16.8% in China and 15.5% in the US. During the second quarter of 2014, 66.9% of our revenue was attributable to production from our operations in Mexico, 19.7% in China and 13.4% in the US.

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

Gross Profit

Gross profit for the second quarter of 2015 decreased by $0.4 million to $5.4 million or 9.4% of revenue compared with $5.8 million or 10.0% of revenue for the same period in 2014. The reduction in gross margin is due to reduced margins on product mix for the three months ended June 28, 2015 compared to the same period in prior year. This was offset partially by reduced expenses as a result of continued cost control efforts on labor and manufacturing efficiencies.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended June 28, 2015	Three months ended June 29, 2014 As Revised (See Note 2)
Gross profit	$5,430	$5,833
Add (deduct):

Unrealized foreign exchange gain on forward contracts	(789)	(851)
Adjusted gross profit	$4,641	$4,982

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the second quarter of 2015 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $1.0 million. Included in cost of sales for the second quarter of 2014 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $0.3 million.

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as the Board of Directors and management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended June 28, 2015	Three months ended June 29, 2014 As Revised (See Note 2)
Net income	$969	$87
Add:

Depreciation	969	979
Interest	304	473
Taxes	193	260
EBITDA	$2,435	$1,799

Add:

Restructuring	—	509
Stock based compensation	128	60
Unrealized gain on derivative financial instruments	(788)	(841)
Adjusted EBITDA	$1,775	$1,527

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million during the second quarter of 2015 to $3.9 million compared to $4.5 million in 2014. As a percentage of sales this represented a decrease to 6.8% from 7.8% in the second quarter of 2014. The reduced expenses were the result of reduced variable compensation, administrative salaries and professional services incurred in 2015 compared to the same period in prior year, partially offset by increased sales and marketing expenditures.

Restructuring Charges

No restructuring charges were incurred for three months ended June 28, 2015. For the three months ended June 29, 2014, total restructuring charges of $0.5 million were recorded relating to restructuring charges of $0.3 million recorded related to the replacement of approximately 19 full-time equivalent employees (“FTEs”) in Markham that were replaced in Mexico as part of the 2014 Plan.

Interest Expense

Interest expense decreased to $0.3 million in the second quarter of 2015 from $0.5 million in the second quarter of 2014. The decrease of $0.2 million resulted from a lower average debt balance and lower weighted average interest rates. Interest expense in the second quarter of both 2015 and 2014 included amortization of deferred financing fees of $0.01 million and $0.1 million respectively. The weighted average interest rates with respect to the debt were 4.5% and 4.9% for each of the second quarters of 2015 and 2014, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.2 million in the second quarter of 2015 compared to $0.3 million for the same period in 2014 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. In 2015, the Canadian and U.S. jurisdictions continue to have full valuation allowance recorded against the deferred tax assets.

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

Six months ended June 28, 2015 compared with six months ended June 29, 2014:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months endedJune 28, 2015		Six months endedJune 29, 2014 As Revised (See Note 2)		Change2015 to 2014
	$	%	$	%	$	%
Revenue	106.4	100.0	116.0	100.0	(9.6)	(8.3)
Cost of sales	97.4	91.5	105.5	90.9	(8.1)	(7.7)

Gross profit	9.0	8.5	10.5	9.1	(1.5)	(14.3)
Selling, general and administrative expenses	7.6	7.1	8.7	7.5	(1.1)	(12.6)
Restructuring charges	—	—	1.2	1.0	(1.2)	(100.0)
Operating earnings	1.4	1.3	0.6	0.5	0.8	133.3
Interest expense	0.6	0.6	0.9	0.8	(0.3)	(33.3)
Income (loss) before income taxes	0.8	0.8	(0.3)	(0.3)	1.1	366.7
Income tax expense
Current	0.3	0.3	0.4	0.3	(0.1)	(25.0)
Deferred	—	—	—	—	—	—
	0.3	0.3	0.4	0.3	(0.1)	(25.0)
Net income (loss)	0.5	0.5	(0.7)	(0.6)	1.2	171.4

Revenue

Revenue decreased by $9.6 million, or 8.3%, from $116.0 million for the first six months of 2014 to $106.4 million for the first six months of 2015. The decrease of $9.6 million in revenue is mainly due to decreased volumes from two long standing customers, due to expansion with other contract manufacturers which resulted in a $31.9 million decrease in revenues compared to the same period in prior year. This was partially offset by increases in volumes related to new customer ramp up, which resulted in additional revenues of $10.0 million in addition to volume increases and decreases with various customers, which resulted in additional net revenue of $12.5 million compared to the same period in prior year.

During the first half of 2015, revenue from the industrial sector decreased $26.3 million to $59.0 million compared with $85.3 million for the same period in 2014, mainly due to the decreased volumes from two long standing customers, due to expansion with other contract manufacturers. This was partially offset by volume increases with one customer. Revenue from the industrial sector as a percentage of total revenue decreased to 55.5% in the first half of 2015 compared with 73.6% in the first half of 2014.

Revenue from the communications sector significantly increased to $25.6 million for the first half of 2015 compared to $11.1 million in 2014, which represented 24.1% of revenue in the first half of 2015, compared with 9.5% of revenue in the first half of 2014. The significant increase was primarily related to increased volume from one long standing customer.

Revenue from the networking and enterprise computing sector decreased to $17.0 million for the first half of 2015 compared to $13.9 million in 2014, which represented 16.0% of revenue in the first half of 2015, up from 12.0% of revenue in the first half of 2014. The increase was due to volume increases with one new customer, partially offset by volume reductions with one customer.

Revenue for the medical sector decreased to $4.8 million in the first half of 2015, compared to $5.8 million in the first half of 2014 due to decreased volume from one customer. Revenue from the medical sector as a percentage of total revenue decreased in the first half of 2015 to 4.5% of revenue compared to 5.0% in 2014.

During the first half of 2015, the Company recorded approximately $2.2 million of sales of raw materials inventory to customers, which carried no margin, compared with $2.4 million in the first half of 2014. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 84.2% of revenue from continuing operations during the first half of 2015, compared with 92.3% in the first half of 2014. Revenue from the two largest customers during the first half of 2015 was $20.3 million and $15.1 million, representing 19.1% and 14.2%, respectively of total revenue for the first half of 2015, respectively. Revenue from the three largest customers during the first half of 2014 was $38.3 million, $15.2 million and 11.7 million, representing 33%, 13.1% and 10.1%, respectively of total revenue for the first half of 2014. No other customers represented more than 10% of revenue in either period.

During the first six months of 2015, 70.0% of our revenue was attributable to production from our operations in Mexico, 15.4% in China and 14.6% in the US. During the first half of 2014, 66.5% of our revenue was attributable to production from our operations in Mexico, 20.4% in China and 13.1% in the US.

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

Gross Profit

Gross profit for the first half of 2015 decreased by $1.5 million to $9.0 million or 8.5% of revenue compared with 9.1% of revenue for the same period in 2014. The reduction in gross margin is due to reduced margins on product mix for the six months ended June 28, 2015 compared to the same period in prior year. In addition, there was less favorable foreign exchange rates on outstanding forward contracts which resulted in reduced unrealized gains of $0.5 million compared to unrealized gains of $1.1 million for the same period in prior year. This was offset partially by reduced factory overhead as a result of continued cost control efforts on labor and manufacturing efficiencies. When removing the effects of unrealized foreign exchange gains on outstanding forward contracts, gross profit remained relatively consistent at 8.1% for the first half of 2015 compared to 8.2% for the same period in prior year.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Six months ended June 28, 2015	Six months ended June 29, 2014 As Revised (See Note 2)
Gross profit	$9,058	$10,544
Add (deduct):

Unrealized foreign exchange gain on forward contracts	(471)	(1,094)
Adjusted gross profit	$8,587	$9,450

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first half of 2015 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized loss of $1.9 million. Included in cost of sales for the first half of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.1 million, and a realized loss of $0.8 million.

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as the Board of Directors and management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Six months ended June 28, 2015	Six months ended June 29, 2014 As Revised (See Note 2)
Net earnings (loss)	$545	$(692)
Add:

Depreciation	1,995	1,932
Interest	614	867
Taxes	270	443
EBITDA	$3,424	$2,550

Add:

Restructuring	—	1,179
Stock based compensation	218	105
Unrealized gain on derivative financial instruments	(471)	(1,094)
Adjusted EBITDA	$3,171	$2,740

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.1 million during the first half of 2015 to $7.6 million. As a percentage of revenues, selling, general and administrative expenses has decreased to 7.1% from 7.5% in the first half of 2014. The decrease was mainly due to reduced professional, audit and legal fees which were higher in 2014 due to the investigation and remediation of the significant book to physical adjustment identified during the 2013 physical inventory count. Additional costs were reduced due to reduced variable compensation, administrative headcount reductions and professional services partially offset by increased marketing and sales expenses.

Restructuring Charges

No restructuring charges were incurred for six months ended June 28, 2015. For the six months ended June 29, 2014, total restructuring charges of $1.2 million were recorded. Restructuring charges of $0.3 million were recorded related to the replacement of approximately 19 FTEs in Markham that were replaced in Mexico as part of the 2014 Plan. In addition, approximately 340 FTEs were severed in Mexico which resulted in additional restructuring charges of $0.9 million.

Interest Expense

Interest expense decreased from $0.9 million in the first half of 2014 to $0.6 million for the first half of 2015. The decrease of $0.3 million was primarily the result of lower average debt balances. Interest expense in the first halves of 2015 and 2014 included amortization of deferred financing fees of $0.02 million and $0.2 million, respectively. The weighted average interest rates with respect to the debt were 4.5% for the first half of 2015 and 2014.

Income Tax Expense

The Company recorded income tax expense of $0.3 million in the second quarter of 2015 compared to $0.4 million for the same period in 2014 due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian and U.S. jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

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

Liquidity

Net cash provided from operating activities during the six months ended June 28, 2015 was $2.0 million compared to $0.3 million for six months ended June 29, 2014 driven by net earnings compared to the net loss for the same period in prior year. Accounts receivable days sales outstanding were 54 and 47 days for the six months ended June 28, 2015 and June 29, 2014, respectively. The increase was largely due to timing of revenue, as higher revenue was recorded in the final two months of the 2015 quarter compared to the same period in prior year. Inventory turnover, on an annualized basis increased from 5.4 times in the first half of 2014 to 5.7 times in the first half of 2015 due to improved inventory management. Accounts payable days outstanding remained consistent at 60 days at the end of the first six months of 2015 compared to 61 days for the same period in 2014.

Net cash provided by financing activities during the six months ended June 28, 2015 was $0.1 million compared to $0.4 million in the six months ended June 29, 2014. During the six months ended June 28, 2015, the Company increased revolving debt by $0.7 million, compared to an increase of $1.5 million during the same period in 2014. The Company made principal payments for capital leases of $0.6 million for the six months ended June 28, 2015 compared to $1.0 million for the same period in prior year.

Net cash used in investing activities during the six months ended June 28, 2015 and June 29, 2014 was $1.4 million and $0.7 million, respectively, consisting of additions of property, plant and equipment.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facility bears interest at floating rate. The weighted average interest rate incurred on debt for the quarter ended June 28, 2015 was 4.5%. At June 28, 2015, the interest rate on our U.S. revolving credit facility is 4.5% based on the U.S. prime rate plus 1.25%. The impact of a 1% change in interest rates would not have a significant impact on our reported earnings.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at June 30, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations, which could exceed 90 days, and our revolving debt facility, which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, are sufficient to fund our financial obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Jim Currie
Name:	Jim Currie
Title:	Interim Chief Financial Officer
(Principal Accounting Officer)

Date: July 29, 2015

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 29, 2015.

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