Form 10-Q
period 2015-09-27
SMTC CORP
filed 2015-10-28
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-31051

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2302 TRADE ZONE BOULEVARD

SAN JOSE, CALIFORNIA, UNITED STATES OF AMERICA 95131

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(408) 934 7100

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

As of October 26, 2015, SMTC Corporation had 16,417,276 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4	Controls and Procedures	28

PART II OTHER INFORMATION		28

Item 1A	Risk factors	28

Item 6	Exhibits	29

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets as of:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 27, 2015	December 28, 2014
Assets
Current assets:
Cash	$4,872	$5,447
Accounts receivable — net (note 4)	27,917	31,024
Inventories (note 4)	30,466	31,590
Prepaid expenses and other assets	1,834	2,135
Income taxes receivable	287	359
Deferred income taxes — net	514	428

	65,890	70,983
Property, plant and equipment — net (note 4)	16,561	17,590
Deferred financing costs — net	76	90
	$82,527	$88,663

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,046	$29,425
Accrued liabilities (note 4)	7,124	7,080
Derivative liabilities (note 10)	3,037	2,703
Income taxes payable	350	449
Revolving credit facility (note 5)	16,650	21,370
Current portion of capital lease obligations	626	980
	56,833	62,007
Capital lease obligations	358	866

Shareholders’ equity:
Capital stock (note 6)	390	390
Additional paid-in capital	264,340	263,996
Deficit	(239,394)	(238,596)
	25,336	25,790
	$82,527	$88,663

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014 (As Revised – See Note 2)	September 27, 2015	September 28, 2014 (As Revised – See Note 2)
Revenue	$53,425	$55,528	$159,880	$171,535
Cost of sales (note 10)	50,309	50,964	147,706	156,427

Gross profit	3,116	4,564	12,174	15,108
Selling, general and administrative expenses	4,035	4,479	11,661	13,226
(Gain) loss on sale of property, plant and equipment	(1)	23	2	23
Restructuring charges	—	187	—	1,366

Operating earnings (loss)	(918)	(125)	511	493
Interest expense (note 4)	300	470	914	1,337

Loss before income taxes	(1,218)	(595)	(403)	(844)
Income tax expense (recovery)
Current	152	129	481	574
Deferred	(27)	34	(86)	32
	125	163	395	606
Net loss, and comprehensive loss	(1,343)	(758)	(798)	(1,450)

Loss per share of common stock:
Basic	$(0.08)	$(0.05)	$(0.05)	$(0.09)
Diluted	$(0.08)	$(0.05)	$(0.05)	$(0.09)
Weighted average number of shares outstanding (note 7):
Basic	16,417,276	16,417,276	16,417,276	16,417,274
Diluted	16,417,276	16,417,276	16,417,276	16,417,274

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 27, 2015 and September 28, 2014

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 28, 2014	$390	$263,996	$(238,596)	$25,790
Stock-based compensation	—	344	—	344
Net loss	—	—	(798)	(798)

Balance, September 27, 2015	$390	$264,340	$(239,394)	$25,336

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, December 29, 2013 (1)	$390	$263,732	$(234,718)	$29,404
Stock-based compensation	—	168	—	168
Net loss (1)	—	—	(1,450)	(1,450)

Balance, September 28, 2014	$390	$263,900	$(236,168)	$28,122

(1)             Revised net loss and deficit to adjust for prior period errors. Refer to Note 2 for further details.

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 27, 2015	September 28, 2014 (As Revised – See Note 2)
Cash provided by (used in):
Operations:
Net loss	$(798)	$(1,450)
Items not involving cash:
Depreciation	2,976	2,960
Unrealized (gain) loss on derivative financial instrument (note 10)	334	(171)
Loss on sale of property, plant and equipment	2	23
Deferred income taxes	(86)	32
Amortization of deferred financing fees	24	377
Stock-based compensation	344	168
Change in non-cash operating working capital:
Accounts receivable	3,107	2,477
Inventories	1,124	(465)
Prepaid expenses	301	567
Income taxes receivable/payable	(27)	(343)
Accounts payable	(487)	(3,065)
Accrued liabilities	(106)	(32)

	6,708	1,078
Financing:
Advances (net repayment) in revolving debt	(4,720)	1,525
Principal payment of capital lease obligations	(862)	(1,574)
Payment of financing fees	(10)	(200)

	(5,592)	(249)
Investing:
Purchase of property, plant and equipment	(1,697)	(1,314)
Proceeds from sale of property, plant and equipment	6	30
	(1,691)	(1,284)
Decrease in cash	(575)	(455)
Cash, beginning of period	5,447	3,295
Cash, end of the period	$4,872	$2,840

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	$359	$315
Property, plant and equipment acquired through capital lease	$—	$1,703

See accompanying notes to interim consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the business

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

Impact on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss In thousands, except per share data	Three months ended September 28, 2014 As previously filed	Adjustment	Three months ended September 28, 2014 As adjusted
Cost of sales – unrealized loss on derivative instruments (2)	$753	$170	$923
Gross profit	4,734	(170)	4,564
Operating earnings (loss)	45	(170)	(125)
Net loss and comprehensive loss	$(588)	$(170)	$(758)
Basic and diluted loss per share	$(0.04)		$(0.05)

Impact on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss In thousands, except per share data	Nine months ended September 28, 2014 As previously filed	Adjustment	Nine months ended September 28, 2014 As adjusted
Cost of sales – unrealized gain on derivative instruments (2)	$(136)	$(35)	$(171)
Cost of sales – depreciation (1)	3,135	(175)	2,960
Gross profit	14,898	210	15,108
Operating earnings	283	210	493
Net loss and comprehensive loss	$(1,660)	$210	$(1,450)
Basic and diluted loss per share	$(0.10)		$(0.09)

Impact on the Unaudited Interim Consolidated Statement of Changes in Shareholders’ Equity In thousands	September 28, 2014 As previously filed	Adjustment	September 28, 2014 As adjusted
Shareholders’ equity – deficit (3)	$(234,660)	$(1,508)	$(236,168)

Impact on the Unaudited Interim Consolidated Statement of Cash Flow In thousands	Nine months ended September 28, 2014 As previously filed	Adjustment	Nine months ended September 28, 2014 As adjusted
Net loss	$(1,660)	$210	$(1,450)
Items not involving cash:
Depreciation	3,135	(175)	2,960
Unrealized gain on derivative instruments	(136)	(35)	(171)
Accounts payable (4)	(3,077)	12	(3,065)
Accrued liabilities (4)	(153)	121	(32)
Cash flow provided by operations	$945	$133	$1,078
Cash flow used in investing (4)	$(1,151)	$(133)	$(1,284)

(1)

Cost of sales has been reduced by $175 for the nine months ended September 28, 2014 on the unaudited interim consolidated statement of operations and comprehensive loss related to a reduction to depreciation of $175 due to an error. There was no impact on the three months ended September 28, 2014 as the error occurred in the three months ended March 30, 2014.

(2)

Cost of sales has been increased by $170 and decreased by $35 for the three and nine months ended September 28, 2014 respectively, related to the revaluation of the outstanding derivative forward contracts.

(3)

The total net change of ($1,508) to the deficit was the result of the opening, fiscal 2014 cumulative understatement of expenses of ($1,718) related to the prior period errors, which was offset by the decrease to cost of sales of $210 for the nine months ended September 28, 2014 as described above.

(4)

The net change of $133 related to purchases of property, plant and equipment that were unpaid in cash as at September 28, 2014 and therefore reflect decreases to accounts payable and accrued liabilities, respectively and a corresponding reduction in cash used by investing.

3.	Recent Accounting Pronouncements

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from Contracts with Customers, which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The impact of adoption of the standard has not yet been determined.

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

In July 2015, the FASB published ASU 2015-11: Simplifying the Measurement of Inventory (Topic 330). The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The impact of adoption of the standard has not yet been determined.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated balance sheets

Accounts receivable – net:

	September 27, 2015	December 28, 2014
Accounts receivable	$28,186	$31,354
Allowance for doubtful accounts	(269)	(330)
Accounts receivable—net	$27,917	$31,024

Inventories:

	September 27, 2015	December 28, 2014
Raw materials	$21,740	$25,973
Work in process	4,940	2,099
Finished goods	3,073	2,743
Supplies	713	775
Inventories	$30,466	$31,590

Inventories are recorded net of a provision for obsolescence as at September 27, 2015 and December 28, 2014 of $625 and $475 respectively.

Property, plant and equipment – net:

	September 27, 2015	December 28, 2014
Cost (d):
Land	$1,648	$1,648
Buildings	9,852	9,878
Machinery and equipment (a)	30,322	31,592
Office furniture and equipment	580	1,690
Computer hardware and software (b)	3,179	5,930
Leasehold improvements (c)	3,035	2,456
	48,616	53,194

Less accumulated depreciation (d):
Land	—	—
Buildings	(7,603)	(7,275)
Machinery and equipment (a)	(19,736)	(20,545)
Office furniture and equipment	(488)	(1,513)
Computer hardware and software (b)	(2,111)	(4,774)
Leasehold improvements (c)	(2,117)	(1,497)
	(32,055)	(35,604)
Property, plant and equipment—net	$16,561	$17,590

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,528 and $3,495 as at September 27, 2015, and December 28, 2014, respectively and associated accumulated depreciation of $775 and $916 as of September 27, 2015 and December 28, 2014, respectively. The related depreciation expense for the three months ended September 27, 2015 and September 28, 2014 were $92 and $197, respectively. The related depreciation expense for the nine months ended September 27, 2015 and September 28, 2014 was $327 and $537, respectively.

(b)

Included within computer hardware and software were assets under capital leases with costs of $119 and $524 as at September 27, 2015 and December 28, 2014, respectively and associated accumulated depreciation of $77 and $350 as at September 27, 2015, and December 28, 2014, respectively. The related depreciation expense for the three months ended September 27, 2015 and September 28, 2014 was $10 and $35, respectively. The related depreciation for the nine months ended September 27, 2015 and September 28, 2014 was $34 and $119, respectively.

(c)

Included within leasehold improvements were assets under capital leases with costs of $nil as at September 27, 2015 and $73 as at December 28, 2014, and associated accumulated depreciation of $nil and $42 as at September 27, 2015, and December 28, 2014, respectively. The related depreciation expense for the three months ended September 27, 2015 and September 28, 2014 was $nil and $4, respectively. The related depreciation for the nine months ended September 27, 2015 and September 28, 2014 was $2 and $11, respectively.

(d)	During the quarter ended June 28, 2015, the Company wrote off fully depreciated assets that were no longer in use with a cost and accumulated depreciation value of $6,522.

Accrued liabilities:

	September 27, 2015	December 28, 2014
Customer related	$3,274	$2,074
Payroll	2,637	4,014
Professional services	597	395
Vendor related	314	29
Other	302	568
Accrued liabilities	$7,124	$7,080

Consolidated statements of operations and comprehensive loss

Interest expense:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revolving credit facility	267	282	795	834
Amortization of deferred financing fees	7	137	24	377
Obligations under capital leases	26	51	95	126
Interest expense	$300	$470	$914	$1,337

5.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement (the “PNC Facility”) with PNC Bank, National Association (“PNC”). On September 24, 2014, an amendment to the PNC Facility was signed and the term of the PNC Facility was extended to January 2, 2018. Advances made under the PNC Facility bear interest at the U.S. base rate plus 1.25%. Depending on the Company’s consolidated fixed charge coverage ratio, there is an opportunity to reduce the interest rate to U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate. The effective weighted average interest rate for the three and nine months ended September 27, 2015 was 4.2% and 4.4%, respectively compared to 5.0% and 4.6%, respectively for the three and nine months ended September 28, 2014.

At September 27, 2015, $16,650 was outstanding under the PNC Facility, compared to $21,370 as at December 28, 2014 and is classified as a current liability based on the terms of the PNC Facility.

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

The PNC Facility is a joint and several obligations of the Company and its subsidiaries that are borrowers under the facility and is jointly and severally guaranteed. Repayment under the PNC Facility is secured by the assets of the Company and each of its subsidiaries.

(b) Covenants

The PNC Facility agreement contains certain financial and non-financial covenants.

The financial covenants require the Company to maintain minimum fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facility).  The financial covenant relating to a minimum fixed charge coverage ratio is in effect for the twelve months ended September 27, 2015 and thereafter on a rolling twelve month basis until December 31, 2017.  Market conditions are difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the lender.

The Company is in compliance with the financial covenants included in the PNC Facility as of September 27, 2015.

6.	Capital stock
Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balances at December 28, 2014 and September 27, 2015	16,417,276	$390

 Stock Options

For information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. There were no stock options granted during the three and nine month period ended September 27, 2015. A summary of stock option activity for the nine month period ended September 27, 2015 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 28, 2014	817,212	$2.07	$—	7.3

Expired	(66,667)	3.11
Forfeited	(95,431)	2.03
Outstanding	655,114	1.97	—	6.8
Exercisable at September 27, 2015	198,335	$2.34	$—	2.5

During the three month periods ended September 27, 2015 and September 28, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $45 and $28, respectively. During the nine month periods ended September 27, 2015 and September 28, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $122 and $82, respectively.

Restricted Stock Units

For information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 28, 2014. A summary of the RSU activity for the nine month period ended September 27, 2015 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 28, 2014	520,433	$1.94	2.5
RSU granted	91,818	1.47
RSU forfeited	(64,908)	1.89
Outstanding balance at September 27, 2015	547,343	$1.87	1.59

Stock based compensation recognized during the three month period ended September 27, 2015 and September 28, 2014 related to the restricted stock units was $81 and $35. Stock based compensation recognized during the nine month period ended September 27, 2015 and September 28, 2014 related to the restricted stock units was $222 and $86, respectively.

7.	Income taxes

During the three months ended September 27, 2015 and September 28, 2014, respectively, the Company recorded an income tax expense of $125 and $163, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation and temporary differences on deferred tax assets in Mexico. During the nine months ended September 27, 2015 and September 28, 2014, respectively, the Company recorded a net income tax expense of $395 and $606, primarily related to minimum taxes and taxes on profits in certain jurisdictions, combined with foreign exchange revaluation exchange revaluation and temporary differences on deferred tax assets in Mexico.

Tax years 2010 to 2014 remain open for review by the tax authorities in Canada, U.S., Mexico and China. Tax years 2008 to 2014 remain open for Hong Kong.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. For nine months ended 2015, the Canadian and U.S. jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

8.     Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Basic weighted average shares outstanding	16,417,276	16,417,276	16,417,276	16,417,274
Dilutive stock options (a)	—	—	—	—
Diluted weighted average shares outstanding	16,417,276	16,417,276	16,417,276	16,417,274

(a)

For the three months and nine months ended September 27, 2015 and September 28, 2014, as a result of the net loss, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

9.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. Commencing in the fourth quarter of 2014, the Company changed the measure it utilizes to monitor reportable segment performance from adjusted EBITDA, (which was defined as earnings before restructuring charges, interest, taxes, depreciation, amortization and unrealized foreign exchange gains and losses on unsettled forward contracts) to each reportable segment’s site contribution (which is calculated by management based on site revenues minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses). Comparative periods reflect the change in the Company’s measure of segment performance. Site contribution is utilized by the CEO who is defined as the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for, and by which the chief operating decision maker makes decisions about resources to be allocated to its operating segments. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that originates the shipment of product to the end customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014 (As Revised – See Note 2)	September 27, 2015	September 28, 2014 (As Revised – See Note 2)
Revenues
Mexico	$34,753	$37,122	$109,515	$114,824
China	12,055	14,120	33,547	44,809
U.S.	9,218	12,132	24,804	38,673
Total	$56,026	$63,374	$167,866	$198,306

Intersegment revenue
Mexico	$(126)	$(112)	$(336)	$(619)
China	(2,361)	(2,648)	(7,451)	(9,672)
U.S.	(114)	(5,086)	(199)	(16,480)
Total	$(2,601)	$(7,846)	$(7,986)	$(26,771)

Net external revenue
Mexico	$34,627	$37,010	$109,179	$114,205
China	9,694	11,472	26,096	35,137
U.S.	9,104	7,046	24,605	22,193
Total segment revenue (which also equals consolidated revenue)	$53,425	$55,528	$159,880	$171,535

Site Contribution
Mexico	$2,007	$2,721	$7,682	$6,210
China	804	1,050	1,773	3,631
U.S.	243	598	728	2,438
Total	$3,054	$4,369	$10,183	$12,279
Corporate allocations	3,167	3,384	9,338	10,591
Unrealized loss (gain) on derivative financial instruments	805	923	334	(171)
Interest	300	470	914	1,337
Restructuring charges	—	187	—	1,366
Loss before income taxes	$(1,218)	$(595)	$(403)	$(844)

Additions to property, plant and equipment

The following table contains additions including those acquired through capital leases, to property, plant and equipment for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Mexico	$107	$393	$503	$2,675
China	150	27	777	56
U.S.	221	174	606	286
Segment total	478	594	1,886	3,017
Corporate and other	30	23	69	135
Total	$508	$617	$1,955	$3,152

Property, plant and equipment (a)

	September 27, 2015	December 28, 2014
Mexico	$11,017	$12,556
China	3,185	3,001
U.S.	2,137	1,776
Segment total	16,339	17,333
Corporate and other	222	257
Total assets	$16,561	$17,590

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the customer location, for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
U.S.	$46,994	$45,924	$127,238	$149,255
Canada	6,057	7,729	31,068	17,462
Europe	—	—	—	284
China	374	1,875	1,574	4,530
Mexico	—	—	—	4
Total	$53,425	$55,528	$159,880	$171,535

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

During the three months ended September 27, 2015, two customers individually comprised 15.9% and 11.6% (September 28, 2014 – three customers individually comprised 27.8%, 13.8% and 10.6%) of total revenue across all geographic segments. During the nine months ended September 27, 2015 two customers individually comprised 14.5% and 11.6% (September 28, 2014 – three customers individually comprised 31.3%, 13.4% and 10.3%) of total revenue across all geographic segments. No other customers represented more than 10% of revenue. The two customers with revenues in excess of 10% for nine months ended 2015 represented 12.0% and 4.2%, respectively as at September 27, 2015, (as of December 28, 2014, these customers represented 14.3% and 20.8%, respectively) of the Company’s accounts receivable.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the three remaining months of fiscal 2015 and first nine months of fiscal 2016. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net earnings in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at September 27, 2015:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,800	$5,566
Mexican Peso	Buy	MXN 289,525	$19,392

The unrealized loss recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on September 27, 2015 was $805 (September 28, 2014 – unrealized loss $923), and the unrealized loss for the nine month period ended September 27, 2015 was $334 (September 28, 2014 – unrealized gain $171), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on the settled contracts for the three months period ended September 27, 2015 was $1,237 (September 28, 2014 – realized loss $90), and the realized loss for the nine month period ended September 27, 2015 was $3,119 (September 28, 2014 – realized loss $863), and is also included in cost of sales, in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The derivative liability as at September 27, 2015 was $3,037 (December 28, 2014 - $2,703) which reflected the fair market value of the unsettled forward foreign exchange contracts.

11.     Commitments

Purchase obligations not recorded on the balance sheet as at September 27, 2015 consist of open non-cancellable purchase orders for raw materials for $18,538 (December 28, 2014 - $12,043), which are expected to be received within 12 months of the PO issue date.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,300 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and networking, communications, and medical market segments.

Results of Operations

The consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 27, 2015 compared with the quarter ended September 28, 2014:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 27, 2015		Three months ended September 28, 2014 As Revised (See Note 2)		Change 2014 to 2015
	$	%	$	%	$	%
Revenue	$53.4	100.0%	$55.5	100.0%	$(2.1)	(3.8%)
Cost of sales	50.3	94.2	51.0	91.9	(0.7)	(1.4)
Gross profit	3.1	5.8	4.5	8.1	(1.4)	(31.1)
Selling, general and administrative expenses	4.0	7.5	4.4	7.9	(0.4)	(9.1)
Restructuring charges	—	—	0.2	0.4	(0.2)	(100.0)
Operating loss	(0.9)	(1.7)	(0.1)	(0.2)	(0.8)	(800.0)
Interest expense	0.3	0.6	0.5	0.9	(0.2)	(40.0)
Loss before income taxes	(1.2)	(2.3)	(0.6)	(1.1)	(0.6)	(100.0)
Income tax expense	0.1	0.2	0.2	0.4	(0.1)	(50.0)
Net loss	$(1.3)	(2.4)	$(0.8)	(1.5)	$(0.5)	(62.5)

Revenue

Revenue decreased by $2.1 million, or 3.8%, from $55.5 million for the third quarter of 2014 to $53.4 million for the third quarter of 2015. Revenue decreased by $17.2 million primarily related to two long standing customers as they have transferred some of their business to other contract manufacturers. These decreases were partially offset by three new customers, with revenue of $11.8 million. Two of these customers were added in 2014, and have since experienced revenue growth in 2015. There were additional net volume increases of $3.3 million related to numerous other customers.

Revenue from the industrial sector as a percentage of total revenue decreased to 55.0% in the third quarter of 2015 compared with 71.3% in the third quarter of 2014. Revenue from the industrial sector decreased $10.2 million which predominantly related to two long standing customers which transferred to other contract manufactures and represented a decrease of $17.2 million. This was partially offset by net volume increases of $3.7 million from three customers and $2.7 million of additional revenues from a new customer win in 2015.

Revenue from the communications sector decreased in the third quarter of 2015 to $6.2 million representing 11.6% of total revenue compared to $7.4 million or 13.3% of total revenue for the third quarter of 2014. The decrease was primarily the result of volume decreases with two customers, which was partially offset by increases with one long standing customer.

Revenue from the networking and enterprise computing sector increased to $14.8 million or 27.7% of total revenue for the third quarter of 2015 compared with $5.7 million in 2014 or 10.3% of revenue in the third quarter of 2014. The increase was primarily the result of revenues from one new customer which was a customer win in 2014, with the significant sales increase occurring in 2015.

Revenue for the medical sector increased slightly to $3.1 million or 5.7% of total revenue in the third quarter of 2015, compared to $2.9 million or 5.2% of total revenue in the third quarter of 2014 due to increased demand with one customer.

During the third quarter of 2015, the Company recorded approximately $1.6 million of sales of raw materials inventory to customers, which carried limited margin, compared with $0.7 million in the third quarter of 2014. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 80.1% of revenue during the third quarter of 2015, compared with 89.9% in the third quarter of 2014. Revenue from the two largest customers during the third quarter of 2015 was $8.5 million and $6.2 million representing 15.9% and 11.6% respectively of total revenue for the third quarter of 2015. This compares with revenues from the three largest customers during the third quarter of 2014 which were $15.5 million, $7.7 million and $5.9 million representing 27.8%, 13.8% and 10.6% of total revenue for the third quarter of 2014. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2015, 64.8% of our revenue was attributable to production from our operations in Mexico, 18.2% in China and 17.0% in the US. During the third quarter of 2014, 66.6% of our revenue was attributable to production from our operations in Mexico, 20.7% in China and 12.7% in the US.

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

Gross Profit

Gross profit for the third quarter of 2015 decreased to $3.1 million compared to $4.5 million for the same period in 2014 due predominantly to lower revenue, and increased raw material sales with limited margin. In addition there were reduced margins due to product mix and initial investment required to ramp new customer revenue. This was partially offset by reduced direct labor and overhead charges. When excluding the impact of unrealized foreign exchange on outstanding forward derivative contracts, the adjusted gross profit margin was 7.3% for the third quarter of 2015 compared to 9.9% for the same period in prior year.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended September 27, 2015	Three months ended September 28, 2014 As Revised (See Note 2)
Gross profit	$3,116	$4,564
Add (deduct):

Unrealized foreign exchange loss on forward contracts	805	923
Adjusted gross profit	$3,921	$5,487

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the third quarter of 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $1.2 million. Included in cost of sales for the third quarter of 2014 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.9 million, and a realized loss of $0.1 million.

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

Below is the reconciliation of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended September 27, 2015	Three months ended September 28, 2014 As Revised (See Note 2)
Net loss	$(1,343)	$(758)
Add:

Depreciation	981	1,028
Interest	300	470
Taxes	125	163
EBITDA	$63	$903

Add:

Restructuring	—	187
Stock based compensation	126	63
Unrealized loss on derivative financial instruments	805	923
Adjusted EBITDA	$994	$2,076

Selling, General & Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2015 decreased $0.4 million from 2014. As a percentage of sales this represented a decrease to 7.5% from 7.9% for the same period in 2014. The reduction was the result of reduced administrative salaries and other administrative expenses which included benefits, travel and bad debt expense which represented a $0.1 million reduction. There were further reductions of $0.5 million in administrative salaries and benefits related to the decrease of variable compensation for the third quarter ended 2015 compared to the same period in 2014. This was partially offset by additional payroll related to sales and marketing of $0.2 million. The Company experienced increased professional services of $0.4 million in the third quarter of 2015 in connection with the commencement of its previously disclosed mergers and acquisition strategy. This increase was offset by increased professional services for the same period in 2014 due to the investigation and remediation of the significant book to physical adjustment identified during the 2013 physical inventory count. Therefore, professional services were consistent for the three months ended September 27, 2015 compared to the same period in prior year.

Restructuring Charges

No restructuring charges were incurred for three months ended September 27, 2015. For the three months ended September 28, 2014, total restructuring charges of $0.2 million were recorded relating to additional rightsizing of employees in Mexico and China.

Interest Expense

Interest expense for the third quarter decreased to $0.3 million compared to $0.5 million for the same period in prior year. A portion of the decrease related to the reduction of the amortization of deferred financing fees, which were $0.1 million lower for the third quarter ended 2015 compared to the same period in prior year. The remaining decrease was due to reduced interest rates, slightly offset by a higher average debt balance. The weighted average interest rates with respect to the debt were 4.2% and 5.0% for each of the third quarters of 2015 and 2014, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million and $0.2 million in the third quarter of 2015 and 2014, respectively due to minimum taxes and taxes on profits in certain jurisdictions combined with foreign exchange revaluation.

Nine months ended September 27, 2015 compared with nine months ended September 28, 2014:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 27, 2015		Nine months ended September 28, 2014 (As Revised – see note 2)		Change 2015 to 2014
	$	%	$	%	$	%
Revenue	$159.9	100.0%	$171.5	100.0%	$(11.6)	(6.8%)
Cost of sales	147.7	92.4	156.4	91.2	(8.7)	(5.6)

Gross profit	12.2	7.6	15.1	8.8	(2.9)	(19.2)
Selling, general and administrative expenses	11.7	7.3	13.2	7.7	(1.5)	(11.4)
Restructuring charges	—	—	1.4	0.8	(1.4)	(100.0)

Operating earnings	0.5	0.3	0.5	0.3	—	—
Interest expense	0.9	0.6	1.3	0.8	(0.4)	(30.8)

Loss before income taxes	(0.4)	(0.3)	(0.8)	(0.5)	0.4	50.0
Income tax expense
Current	0.5	0.3	0.6	0.3	(0.1)	(16.7)
Deferred	(0.1)	(0.1)	—	—	(0.1)	(100.0)

	0.4	0.2	0.6	0.3	(0.2)	(33.3)
Net loss	$(0.8)	(0.5)	$(1.4)	(0.8)	$0.6	42.9

Revenue

Revenue decreased by $11.6 million, or 6.8%, from $171.5 million for the first nine months of 2014 to $159.9 million for the first nine months of 2015. Revenue decreased by $49.1 million related to two long standing customers as they have transferred some of their business to other contract manufacturers. One of these two customers has experienced reduction in one of our China manufacturing facilities but continues to be manufactured in our Mexico facility. This customer represented 5.7% of revenues for nine months ended September 27, 2015 compared to 13.4% for the same period in 2014. The other customer represented 11.6% of revenues for nine months ended September 27, 2015 compared to 31.3% of revenues for nine months ended September 28, 2014 has experienced significant reductions from the transfer to other contract manufacturers. These decreases were partially offset by four new customers, which represented an increase in revenue of $22.9 million. Three of these customers were added in 2014, and has since experienced revenue growth in 2015. Additional net volume growth with other customers resulted in increased revenue of $15.1 million.

Revenue from the industrial sector decreased to $88.5 million or 55.3% in the first nine months of 2015 compared $124.9 million or 72.8% in the first nine months of 2014. Revenue from the industrial sector decreased $36.4 million which predominantly related to two long standing customers which transferred some of their business to other contract manufactures and represented a decrease of $49.1 million described above. Revenue declined with one customer by $3.8 million due to volume reduction. This was partially offset by net volume increases of $11.6 million from other customers.

Revenue from the communications sector increased in the first nine months of 2015 to $31.8 million representing 19.9% of total revenue compared to $18.5 million or 10.8% of total revenue for the first nine months of 2014. The increase of $13.4 million was primarily the result of significant volume increases with two customers of $16.5 million in addition to a new customer from 2014 which increased $0.7 million over prior year. This was partially offset by reductions from three other customers of $4.0 million.

Revenue from the networking and enterprise computing sector increased to $31.8 million or 19.9% of total revenue for the first nine months of 2015 compared with $19.6 million in 2014 or 11.4% of revenue in the first nine months of 2014. The increase of $12.3 million was primarily the result of a new customer from 2014 which increased volumes substantially in 2015 partially offset by volume reductions from one other customer.

Revenue for the medical sector decreased to $7.8 million or 4.9% of total revenue in the first nine months of 2015, compared to $8.6 million or 5.0% of total revenue in the first nine months of 2014 due to decreased demand with one customer.

During the first nine months of 2015, the Company recorded approximately $3.8 million of sales of raw materials inventory to customers, which carried limited margin, compared with $3.1 million in the first nine months of 2014. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 82.8% of revenue during the first nine months of 2015, compared with 91.1% in the first nine months of 2014. Revenue from the two largest customers during the nine months ended 2015 was $23.2 million and $18.6 million representing 14.5% and 11.6% respectively of total revenue for the first nine months of 2015. This compares with revenues from the three largest customers during the first nine months of 2014 which were $53.7 million, $22.9 million and $17.6 million representing 31.3%, 13.4% and 10.3% of total revenue for the first nine months of 2014. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2015, 68.3% of our revenue was attributable to production from our operations in Mexico, 16.3% in China and 15.4% in the US. During the first nine months of 2014, 66.6% of our revenue was attributable to production from our operations in Mexico, 20.5% in China and 12.9% in the US.

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

Gross Profit

Gross profit for the first nine months of 2015 decreased to $12.2 million from $15.1 million or 7.6% of revenue compared with 8.8% of revenue for the same period in 2014. This was partially due to the reduction in revenue and the increase in limited margin raw material sales in addition to reduced margins due to product mix and initial investment required to ramp new customer revenue. This was partially offset by reduced direct labor and variable factory overhead. When removing the effects of unrealized foreign exchange gains on outstanding forward contracts, gross profit decreased to 7.8% for the first nine months of 2015 compared to 8.7% for the same period in prior year.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on forward contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Nine months ended September 27, 2015	Nine months ended September 28, 2014 As Revised (See Note 2)
Gross profit	$12,174	$15,108
Add (deduct):

Unrealized foreign exchange loss (gain) on forward contracts	334	(171)
Adjusted gross profit	$12,508	$14,937

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net earnings (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first nine months of 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized loss of $3.1 million. Included in cost of sales for the first nine months of 2014 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.2 million, and a realized loss of $0.9 million.

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

Below is the reconciliation of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Nine months ended September 27, 2015	Nine months ended September 28, 2014 As Revised (See Note 2)
Net loss	$(798)	$(1,450)
Add:

Depreciation	2,976	2,960
Interest	914	1,337
Taxes	395	606
EBITDA	$3,487	$3,453

Add:

Restructuring	—	1,366
Stock based compensation	344	168
Unrealized loss (gain) on derivative financial instruments	334	(171)
Adjusted EBITDA	$4,165	$4,816

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased during the first nine months of 2015 to $11.7 million from $13.2 million for the same period in 2014. As a percentage of sales, selling, general and administrative expenses decreased to 7.3% in the first nine months of 2015 from 7.7% for the same period in prior year. The decrease was mainly due to reduced professional fees which were higher in 2014 due to the investigation and remediation of the significant book to physical adjustment identified during the 2013 physical inventory count in addition to higher consulting fees incurred in the first quarter of 2014 related to executive compensation. These increased professional services in 2014 were partially offset by additional professional services of $0.4 million incurred for the nine months ended 2015 in connection with the commencement of its previously disclosed mergers and acquisition strategy. Additional costs were reduced related to variable compensation, administrative headcount reductions as well as favorable foreign exchange on Canadian dollar salaries partially offset by increased marketing and sales expenses.

Restructuring Charges

No restructuring charges were incurred for nine months ended September 27, 2015. For the nine months ended September 28, 2014, total restructuring charges of $1.4 million were recorded related to the execution of the 2014 Plan which reduced headcounts in Canada, Mexico and China.

Interest Expense

Interest expense for the first nine months quarter of 2015 decreased to $0.9 million compared to $1.3 million for the same period in prior year. A portion of the decrease related to the reduced amortization of deferred financing fees, which was $0.3 million lower for the first nine months ended 2015 compared to the same period in prior year. The remaining decrease was due to reduced interest rates in addition to reduced average debt levels in 2015 compared to the same period in 2014. The weighted average interest rates with respect to the debt were 4.4% and 4.6% for the nine months ended 2015 and 2014, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.4 million during the first nine months of 2015 related to $0.5 million of minimum taxes on profits in certain jurisdictions partially offset by deferred tax recovery of $0.1 million related to foreign exchange valuation and timing differences on the deferred tax assets related to Mexico. The Company recorded income tax expense of $0.6 million for the same period in 2014 related to minimum taxes on profits in certain jurisdictions.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In years 2010 through to 2012, it was determined by management that it was more likely than not that certain deferred tax assets associated with the U.S. jurisdiction would be realized and as such, no valuation allowance was recorded against these deferred tax assets. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. For the first nine months of 2015, management has determined that the Canadian and U.S. jurisdictions should continue to have a full valuation allowance recorded against the deferred tax assets.

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

Liquidity

Net cash provided from operating activities during the nine months ended September 27, 2015 was $6.7 million compared to net cash provided by operating activities of $1.1 million for nine months ended September 28, 2014 driven by working capital changes, specifically increased collections on accounts receivable and inventory reductions. Accounts receivable was reduced resulting in $3.1 million of additional cash flow, in addition to reductions in inventory resulting in $1.1 million of additional cash flow. Accounts receivable days sales outstanding were 48 and 45 days for the nine months ended September 27, 2015 and September 28, 2014, respectively due to timing of sales as revenue was higher in the last two months of the quarter compared to prior year and therefore some receivable balances were not due at the quarter end. Inventory turnover, on an annualized basis increased to 6.5 times compared to 5.6 times for the same period in prior year. This is a result of continued working capital management and focus on inventory reductions. Accounts payable days outstanding were stable at 54 days for the first nine months of 2015 compared to 53 days for the same period in 2014.

Net cash flow used by financing activities during the nine months ended September 27, 2015 was $5.6 million compared to net cash flow used of $0.3 million in the nine months ended September 28, 2014. During the nine months ended September 27, 2015, the Company paid down revolving debt by $4.7 million, compared to an increase of $1.5 million during the same period in 2014. This is a function of improved working capital management, higher collections on accounts receivable and reductions in inventory result in reductions to the revolving credit facility. The Company made capital lease payments of $0.9 million compared to $1.6 million in prior year due to leases maturing during the year, and no new leases have been established.

Net cash used in investing activities during the nine months ended September 27, 2015 and September 28, 2014 was $1.7 million and $1.3 million, respectively, consisting of additions of property, plant and equipment.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facility bears interest at floating rate. The weighted average interest rate incurred on debt for the quarter ended September 27, 2015 was 4.2%. At September 27, 2015, the interest rate on our U.S. revolving credit facility is 4.0% based on the U.S. prime rate plus 1.25%. The impact of a 1% change in interest rates would not have a significant impact on our reported earnings.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A or above.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations, which could exceed 90 days, and our revolving debt facility, which utilizes a lock-box to pay down the obligations effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, are sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

To remediate the material weakness referenced above management is actively engaged in developing a remediation plan in respect of the material weakness described above. Specifically, management has engaged an external tax consultant commencing in the second quarter of 2015 to review the Company’s current tax processes and develop improved working papers and processes with respect to tax accounting and other compliance matters that are expected to be effective by year end.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014.

Item 6 Exhibits

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim Currie
Name:	Jim Currie
Title:	Interim Chief Financial Officer (Principal Accounting Officer)

Date: October 27, 2015

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

31.2	Certification of Jim Currie pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

32.2	Certification of Jim Currie, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2015.

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