Form 10-K
period 2016-01-03
SMTC CORP
filed 2016-03-17
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission File Number 0-31051

SMTC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0197680

(IRS Employer Identification Number)

635 HOOD ROAD

MARKHAM, ONTARIO, CANDA

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $22.8 million on June 28, 2015. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value is based upon the closing price of the common stock as reported on The NASDAQ Global Market on June 28, 2015.

As of March 17, 2016, SMTC Corporation had 16,485,055 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “2015 Proxy Statement”) are incorporated by reference in Part III of this Report.

PART I

Unless the context otherwise requires, in this report where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry. Unless otherwise noted or the context otherwise requires, all references to years in this report are to fiscal years.

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

BUSINESS

Overview

SMTC Corporation is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”), production, enclosure and precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has facilities in the United States, Canada, Mexico, and China, with approximately 1,170 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the new product development and new product introduction (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies primarily within the industrial, networking and communications, power and energy and medical market sectors.

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supplier base and to form long-term strategic partnerships with select high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

Our San Jose, California facility operates in a ‘Copy-Exact’ lean process environment specializing in new product integration, PCBA, system integration, CTO services and provides U.S. Federal Standard 209E class 10,000 clean room capabilities for medical device manufacturing.

Our Markham, Ontario (Toronto) site serves as the corporate office and a technical service center, with particular emphasis on supporting our global manufacturing locations in value engineering, transition management, global supply chain management and procurement engineering.

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

SMTC operates two large scale manufacturing facilities located in China. One facility is in ChangAn (Dongguan) and the other facility in Suzhou. These sites both operate in ‘Copy-Exact’ environments and enable SMTC to capitalize on the strengths of both operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. These facilities offer a full suite of integrated manufacturing services including PCBA, testing, box build, final product integration, world-wide customer logistics, and expanded supply chain capabilities through our Hong Kong sourcing and procurement office.

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

•

Reducing Time-to-Market.    Electronic products are experiencing shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and reduce time-to-market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

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

•

Accessing Advanced Manufacturing Capabilities and Process Technologies.    Electronic products and electronic manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technological expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

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

SMTC offers three vertically integrated manufacturing streams: enclosures and precision metal fabrication products; PCBA products; and larger-scale systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, CTO, BTO and DOF. These core services are complemented with cable assembly, interconnect and value engineering services. SMTC’s three manufacturing streams are vertically integrated to better control quality, lead times and inventory risk and to avoid the “margin stacking” when these services are provided by loosely connected entities. Customers benefit from lower costs, better quality, and shorter lead times.

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

Engineering Services.    We provide services across the entire product life cycle including product design via our partners, prototyping, qualification testing and sustaining engineering through product end of life.

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

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and communications, power and energy and medical markets. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. SMTC continues to leverage its experience and established relationships in its existing market segments.

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

Technology, Processes and Development

The SMTC engineering services team delivers a range of design, engineering and manufacturing solutions. We have electronic engineering expertise in many markets, including industrial, networking and communications, power and energy and medical. We maintain manufacturing equipment and tools to the highest calibration standards possible. We follow a comprehensive preventative maintenance program. Customers rely on our full range of design services—from software and firmware development, to electronic design and PCB layout. Our design services capability optimizes product design for maximum performance, higher yields, and faster time-to-market, with the objective of assisting our customers in becoming more profitable and more competitive. We partner with our customers to deliver innovative manufacturing solutions aligned with their business objectives. We offer everything from full-service, turnkey product development and manufacturing to on-site engineering support.

Our test expertise encompasses the full array of technologies present in today’s system-level products, including high-speed digital, precision analog, power, thermal, and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBAs, subassemblies and systems to meet our customer’s requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product-specific tests.

SMTC’s box build experience spans the past 16 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of the customer.

SMTC’s DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also implement responsive, efficient and cost-effective configure-to-order and order fulfillment solutions. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

SMTC’s continues to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2015, investments were made in automated 3D solder paste inspection, high volume selective wave solder, PCBA cleaning and conformal coating, hot bar attach for joining flex cables to rigid PCBAs, ultrasonic welding of plastics, and automated cable stripping and crimping for wire harnesses.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. SMTC is continuing to make investments in quality, and is in the process of replacing the existing CIM system with Factory Logix, a product from Aegis Industrial Software. Factory Logix was initially anticipated to be implemented in 2015, but is now expected to be implemented in the coming years across all sites. In 2015, we conducted a test run of Factory Logix in one site for select customers. This investment will improve transaction control on the production floor in addition to traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are certified with the International Organization for Standardization (“ISO”) ISO-9001 quality management system standard and ISO-13485 medical standards. Our China facility in Suzhou, San Jose and Mexico facilities have achieved the Environmental Management Standards ISO-14001 certification. Each of these standards is governed by the ISO. Our Suzhou facility has also achieved the QC08000 a hazardous substance process management system certification. SMTC builds PCBA’s according to IPC standards, an association connecting electronic industries. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements.

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

We develop relationships with our customers and market our vertically integrated manufacturing services through our direct marketing and sales teams. Our direct sales teams work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing team supports our business strategy of providing end-to-end services by encouraging cross selling of vertically integrated manufacturing services across a broad range of major OEM products. To achieve this objective, our marketing and sales teams work closely with our various manufacturing, design and engineering groups to engage in marketing and sales activities targeted towards key customer opportunities.

Our customer-centric focus continues through to the execution phase of our relationships with a dedicated customer focused team-based manufacturing approach throughout all SMTC facilities. A dedicated account team including a global account manager are directly responsible for managing each of our key customer accounts. Global account managers coordinate activities across geographic locations to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

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

          Commencing in the fourth quarter of 2015, SMTC redefined some of its industry sectors as follows, networking and enterprise computing sector and the communications sectors are now combined and a new power and energy sector is now presented based on new 2015 customers. The industrial and medical sectors are unchanged.

Revenue in 2015 was attributed to the following industry sectors: 47.1% from industrial, 39.3% from networking and communications, 8.2% from power and energy and 5.4% from medical. We have focused on developing relationships with a large number of industrial customers to achieve a level of diversification and to reduce exposure to the volatility of certain electronics sectors.

Industrial product expertise includes:

●	Semiconductor manufacturing and test equipment
●	Electrical distribution, industrial controls
●	Point of Sale (POS) terminals
●	Currency recognition devices
●	Residential and commercial security systems
●	GPS navigation and positioning systems
●	Components and sub-systems for rapid prototyping equipment
●	RF modules for satellite -based tracking systems
●	Protocol analyzers
●	Laser precision measurement equipment
●	CCD and CMOS cameras for machine vision systems
●	Robotics & automation systems
●	High-end audio systems
●	Home security systems
●	Sports and recreational equipment
●	Digital imaging & camera products
●	Touch screen & handheld panel devices
●	GPS and sensor-enabled micro optics displays

Networking and Communication product expertise includes:

●	VoIP infrastructure, accessing, IVR systems
●	Carrier class switching and routing systems
●	Broadcast communication equipment
●	Broadband accessing, ADSL and wireless gateway, modem
●	Video and audio signal processing and distribution systems
●	Network traffic management devices
●	Network application delivery and optimization
●	Test & Measurement enhanced equipment
●	Private IP communications devices
●	Radio Frequency enhanced equipment
●	Professional audio and video processing and distribution systems
●	Handheld internet access devices
●	High-end storage devices
●	Office printers, networked production and industrial printing systems
●	Mid-range servers and computing systems
●	Electronic display systems
●	Financial terminals with biometric authentication
●	Digital media systems
●	Supercomputing and cloud computing platforms
●	Mobile Smart and Wi-Fi/Bluetooth devices

Medical product expertise includes:

●	Diagnostic devices
●	Imaging and laboratory equipment
●	Patient monitoring systems
●	Infusion pumps and dispensing systems
●	Medication dispensing devices
●	Health & wellness personal products
●	Healthcare management
●	Dental equipment
●	Electron microscopes
●	Environmental equipment, process for scientific instruments
●	Blood glucose meters
●	Medical imaging and laboratory X-ray equipment

Power & Energy product expertise includes:

●	Solar capital equipment products
●	PV module assembly and manufacturing
●	Small, medium and large inverters, combiners and power products
●	Smart grid products
●	Solar power inverters
●	Power storage & convertors
●	Notebook and tablet rechargeable battery
●	Power monitor & controllers
●	Power battery chargers & analyzers
●	Energy controllers and monitors
●	Environment control thermostats
●	LED lighting systems

SMTC achieved ISO-13485 certification at all sites worldwide with our site in Dongguan receiving certification in 2015. ISO-13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The ISO-13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 25 years’ experience working in partnership with OEMs.

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

In 2014, SMTC launched our quick-turn prototype manufacturing services through our dedicated NPI Technical Center in San Jose, California. SMTC’s newest quick-turn prototyping facility is located in the heart of Silicon Valley in our San Jose facility. It caters to both existing customers who want a quick proof-of-concept, as well as emerging companies who need prototypes of their new inventions. The NPI Technical Center streamlines the traditional manufacturing process by minimizing non value-add steps while still leveraging robust supply chain and manufacturing expertise. In addition to providing fast turnaround times, SMTC’s NPI Technical Center provides services such as Bill of Materials validation, custom design, product testing, value analysis, value engineering and supply chain optimization. Additionally, tight integration with new product introduction and production teams means a smooth transition from prototype to manufacturing.

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

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues generally are greater than $2.0 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues ranging from approximately $300 million up to $2.0 billion.

Regional /Tier 3: Usually focused in North America and typically with minimum operations in low-cost geographic regions and less than $300 million in annual revenues.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

SMTC competes against large contract manufacturers such as Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina, Inc., Benchmark Electronics Inc., Plexus Corp., Sparton, IEC, Sigmatron, Key Tronic Corp. as well as numerous mid-size, regional and small EMS providers.

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

At our Suzhou, China facility, one of our customers requires us to adhere to pre-export verification of conformity by the Bureau Veritas in addition to holding a hazardous substance process management certification (QC08000) and product safety testing through Underwriters Laboratories.

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

Employees

As of January 3, 2016, we employed approximately 1,170 full time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of January 3, 2016, our only unionized employees were at our Mexico facility. We have never experienced a work stoppage or strike and believe we have sound employee relations.

Item 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Volatility in the financial markets.

Our ability to obtain future financing or renegotiate our current credit and long-term debt facilities on terms acceptable to us may be adversely impacted by the volatility of the credit markets. In addition, the volatility could negatively impact certain of our customers, certain of their customers, and our suppliers. These impacts could lead to a decrease in demand for our services, as well as our customers’ products, or a decrease in supply of our inputs, which could result in a negative effect on our results of operations or they could result in customers having insufficient financing to support their business.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our sales declined during each of the last three years. If general economic conditions deteriorate we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that any economic slowdown will have on it.

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

Our two largest customers represented 13.4% and 10.9%, of total revenue, for the year ended January 3, 2016. Our top ten largest customers collectively represented 80.4% of our total revenue for the year. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue significantly. A reduction in revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currencies against the U.S dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. The Company does not hedge exposure due to foreign exchange currency related to Euro purchases or Asian payroll. To the extent we are not able to manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina Corp., Inc., Benchmark Electronics Inc. Sparton, IEC, Sigmatron and Plexus Corp. In addition, we compete against numerous smaller competitors. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

We are dependent upon the industry sectors we service, which produce electronic products that are technologically advanced with short life cycles.

Most of our customers develop technologically advanced electronic products, which are characterized by intense competition, short product life-cycles and significant fluctuations in product demand. In addition, these products are generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced downturns. A decline in the industry demand for these products would likely have an adverse impact on our business, financial condition and results of operations.

Consolidation in the industry sectors we operate in may adversely affect our business by increasing customer buying power or increasing competition.

Consolidation in the industry sectors among our competitors, our customers, or both, may result in increasing or strengthening large electronics companies. The significant buying and market power of these companies may increase competitive pressures on us. In addition, if any of our large customers is acquired or merged with another provider of similar services, we may lose that customer’s business.

Shortages or price fluctuations of component parts specified by our customers could delay product shipment and affect our profitability.

A substantial portion of our revenue is derived from turnkey manufacturing. In turnkey manufacturing, we provide both the materials and the manufacturing services. If we fail to manage our inventory effectively, we may bear the risk of fluctuations in materials costs, scrap and excess inventory, all of which can have an adverse impact on our business, financial condition and results of operations. In addition, delays, cancellations or reductions of orders by our customers could result in an excess of materials. Orders received from customers within component lead time, rapid increases in orders or lengthening of lead times by suppliers could cause a shortage of materials. A shortage of materials could lengthen production schedules and increase costs. An excess of materials may increase the costs of maintaining inventory and may increase the risk of inventory obsolescence, both of which may increase expenses and decrease profit margins and operating income.

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

The market for our services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could in the future encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We may not be able to effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We may not be able to access capital for these purposes in the future and investments in new technologies may not result in commercially viable technological processes.

Cyber security incidents could have a material adverse effect on our operations and financial results.

Our operations and systems could be interrupted by cyber security attacks. Such events could make it difficult or to manufacture or deliver products to our customers due to our reliance on our systems in the day to day operations of our business. While we maintain security and back-up procedures to business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.

If the products we manufacture are defective, demand for our services may decline and we may be exposed to product liability and product warranty liability.

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

The Company borrows money under a Revolving Credit and Security Agreement which is comprised of the PNC Revolving Credit Facility and the Long-Term Debt Facility (collectively the “PNC Facilities”) with PNC Bank, National Association (“PNC”) which expires on January 2, 2018. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.00%. The base commercial lending rate should approximate prime rate.

Our debt under the PNC Facilities could have adverse consequences for our business, including:

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
•

We may fail to comply with covenants under our PNC Facilities. The financial covenants require the Company to maintain minimum fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the Revolving Credit and Security Agreement).  The financial covenant relating to a minimum fixed charge coverage ratio is in effect on a rolling twelve month basis until January 2, 2018.  Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the lender.

Our leverage and restrictions contained in the PNC Facilities may materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness and to satisfy our other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We face significant restrictions on our ability to operate under the terms of our PNC Facilities.

The terms of our PNC Facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). The PNC Facilities also has a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our PNC Facilities.

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

At our 2015 Annual General Meeting, the Company ratified a Tax Benefits Preservation Plan, (the “Plan”) in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

In the past, the Company has had historical net operating losses expire unutilized. If the Company continues to be unable to generate sufficient taxable income, these losses will continue to expire unutilized and we may not be able to recognize the tax benefits that could arise from such tax losses.

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

RISKS RELATED TO SECURITIES REGULATIONS AND LAWS

Changes in the securities laws and regulations have increased, and may continue to increase, our costs and any future changes would likely increase our costs.

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and NASDAQ, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given turmoil in the securities and credit markets in 2008, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and NASDAQ, enacted additional changes in their laws, regulations and rules (such as the Dodd-Frank Wall Street Reform and Consumer Protection Act) and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.

RISKS RELATED TO ASSESSMENT OF INTERNAL CONTROL

We may identify a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.

We cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could in turn result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause lenders, suppliers, customers and investors to lose confidence in our reported financial information. Any combination of the above could lead to harmful effects on our business and a decline in our stock price.

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

Location	Approx. Square Footage	Leased/Owned
San Jose, California	65,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An (Dongguan), China	150,000	Leased
Suzhou, China	67,000	Leased

The principal executive office of SMTC is located at 635 Hood Road, Markham, Ontario, Canada L3R 4N6, which is a leased facility.

Item 3.	Legal Proceedings

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended January 3, 2016 and December 28, 2014.

	Common Stock Price
	2015		2014
	High	Low	High	Low
First Quarter	$1.81	$1.34	$2.66	$1.90
Second Quarter	1.88	1.20	2.09	1.43
Third Quarter	1.86	1.20	1.99	1.54
Fourth Quarter	1.69	1.28	1.85	1.58

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index and to a peer group chosen by the Company for 2015 (the “Peer Group”). The Peer Group is comprised of the following companies: API Technologies Corp., IEC Electronics Corp., Key Tronic Corp., Multi-Fineline Electronic Inc., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc.

Prior to 2015, the peer group was identified as Benchmark Electronics Inc., Celestica Inc., CTS Corp., Flextronics International Ltd., Jabil Circuit, Inc., Key Tronic Corp., Plexus Corp., Sanmina Corp. and Sigmatron International Inc. This new peer group has been established as this composition of Companies provide a better comparison when considering our Company’s relative size and scope of operations.

The total stockholder return assumes $100 invested on January 2, 2011 in Common Stock or December 31, 2010 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total return assumes reinvestment of dividends.

Holders

As of March 4, 2016, there were approximately 109 holders of record of the Company’s common stock.

As of March 4, 2016, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $0.01 per share, of which, as of such date, 16,485,055 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $0.01 per share, of which, as of such date, one share was issued and outstanding.

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”), and December 31, 2012 to December 29, 2013 (“year ended December 29, 2013”), January 2, 2012 to December 30, 2012 (“year ended December 30, 2012”) and January 3, 2015 to January 1, 2012 (“year ended January 1, 2012”).

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with US GAAP.

Consolidated Statements of Operations Data (in USD millions except weighted average shares, which is in millions):

	Years Ended
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Revenue	$220.6	$228.5	$270.7	$296.3	$220.4
Cost of sales	202.9	209.6	255.5	270.4	199.1

Gross profit	17.7	18.9	15.2	25.9	21.3

Selling, general and administrative expenses	15.9	17.9	19.2	17.3	14.8

Loss (gain) on contingent consideration (a)	—	—	0.3	(0.7)	—
Restructuring charges (b)	—	1.4	2.0	2.2	2.7
Loss on extinguishment of debt	—	—	—	—	0.3
Gain on disposal of capital assets	—	0.0	(0.1)	—	—
Other expenses	—	—	—	—	0.1
Operating earnings (loss)	1.8	(0.4)	(6.2)	7.1	3.4
Interest expense	1.2	1.7	1.7	2.0	1.4
Earnings (loss) before income taxes	0.6	(2.1)	(7.9)	5.1	2.0
Income tax expense (recovery)	0.7	1.8	4.6	(1.8)	0.8

Net earnings (loss), also being comprehensive income (loss)	$(0.1)	$(3.9)	$(12.5)	$6.9	$1.2

Basic earnings (loss) per common share	$(0.00)	$(0.24)	$(0.76)	$0.42	$0.07

Diluted earnings (loss) per common share	$(0.00)	$(0.24)	(0.76)	$0.42	$0.07
Weighted average number of shares outstanding
Basic	16.4	16.4	16.4	16.3	16.1
Diluted	16.4	16.4	16.4	16.4	16.2

(a)

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration was based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the results and anticipated future performance, the fair value of the contingent consideration liability was reduced during 2012 resulting in recognition of a gain of $0.7 million. In 2013, based on results, the contingent consideration was increased by $0.3 million resulting in a loss of $0.3 million. Contingent consideration was settled in 2013.

(b)

No restructuring charges were incurred during 2015. During 2014, restructuring charges of $1.4 million were incurred related to severance charges in connection with the Company’s 2014 restructuring plan. During 2013, additional restructuring charges of $2.0 million were recorded in connection with the Company’s 2012 restructuring plan and lease exit costs. During 2012, the Company recorded restructuring charges of $2.2 million consisting of facility exit costs and severance related to the 2012 Plan. During 2011, the Company recorded net restructuring charges of $2.7 million consisting of severance charges related to the Company’s 2011 restructuring Plan.

Consolidated Balance Sheet Data and Other Financial Data:

(in USD millions)

	As at and for the Years Ended

	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012
Cash	$6.9	$5.4	$3.3	$2.2	$2.6
Working capital (1)	14.0	8.9	10.8	19.6	20.3
Total assets	82.0	88.7	92.8	120.9	114.3
Long-term debt and capital lease obligations	4.2	0.9	0.5	1.3	4.9
Shareholders’ equity	26.3	25.8	29.4	41.6	34.6
Capital expenditures	2.8	3.6	4.0	7.4	7.1
Cash flows provided by operating activities	10.9	4.9	3.4	9.3	2.0
Cash flows (used in) provided by financing activities	(6.7)	(0.9)	0.3	(4.0)	3.6
Cash flows used in investing activities	(3.5)	(1.9)	(2.6)	(5.7)	(3.9)

(1)	Calculated as current assets minus current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”) production, enclosure fabrication, systems integration and comprehensive testing services. SMTC has facilities in the United States, Mexico, and China, with approximately 1,170 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the design, early supplier involvement, new product introduction (“NPI”) through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”) and technology companies primarily within the industrial, computing and communications, power and energy and medical market sectors.

Developments in the year ended January 3, 2016

For the year ended January 3, 2016 (“2015”) revenue decreased $8.0 million, or 3.5%, from $228.6 million for the year ended December 28, 2014 (“2014”) to $220.6 million. The majority of the decrease in revenue was due to reduced volumes with two long standing customers of approximately $69.0 million as a result of one customer transferring its business to other contract manufacturers, while the other discontinued its production in one of our China facilities, but remains at our Mexico facility. These revenue reductions were offset by increased revenues from three new customers, which represented $32.9 million of additional revenue in 2015. One of these new customers had initial production builds in late 2014, but commenced full production cycle in 2015. The reduced revenues from the disengaging customers were partially offset by volume increases with three long standing customers of $28.7 million. The change in customer mix resulted in a significant reduction in concentration risk with the largest customer which represented 13.4% in 2015 compared to the largest customer which represented 30.8% in 2014.

In 2015, $0.6 million was earned before income taxes compared to a loss before income taxes of $2.1 million in 2014. This was due primarily to a reduction in selling, general and administrative expenses of $2.0 million, no restructuring charges were incurred in 2015 compared to $1.4 million in 2014 and reduced interest expense of $0.5 million. These reductions were partially offset by a reduced gross margin of $1.2 million and additional professional fees of $0.6 million. The professional fees related to the Company’s previously disclosed mergers and acquisitions activities were incurred in the amount of $0.6 million during 2015. No such costs were incurred in 2014.

Continued focus on working capital management improved our inventory turns to eight times in 2015 from seven times in prior year. Another key focus point in 2015 was the reduction of debt. Debt net of cash was $9.6 million as at January 3, 2016, a significant improvement from $17.8 million as at December 28, 2014.

The Company generated cash from operations of $10.9 million in 2015, due in large part to improved working capital management, which included a reduction in inventory of $5.7 million. Cash used from financing activities was $6.7 million due to PNC revolving credit facility draw down of $10.6 million offset by advances made under the new long-term debt facility with PNC of $5.0 million in addition to principal payments of capital leases of $1.1 million. Cash used in investing activities was $3.5 million, which was due to capital expenditures of $2.7 million and restricted cash deposits of $0.8 million which have been guaranteed to a government agency pertaining to estimated value added taxes on imported raw materials inventory in Suzhou, China.

Adjusted EBITDA, which the Company defines as earnings before restructuring charges, interest, taxes, depreciation, stock based compensation and amortization and unrealized foreign exchange gains and losses on forward contracts, is a non-GAAP measure used by our Board of Directors and management to monitor business performance. For 2015, adjusted EBITDA of $5.7 million was earned compared to $7.1 million in 2014. The decrease of adjusted EBITDA in 2015 was primarily the result of additional severance charges of $0.9 million incurred in 2015 that were not incurred in 2014.

EBITDA and Adjusted EBITDA Reconciliation:

Management has presented this EBITDA and adjusted EBITDA figure, as it is utilized to monitor performance against budget as well as compliance with bank covenants.

Below is the reconciliation from the closest U.S. GAAP measure of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Year ended January 3, 2016	Year ended December 28, 2014
Net loss	$(4)	$(3,878)
Reconciling items:

Depreciation and amortization	3,967	3,997
Interest	1,183	1,693
Taxes	673	1,822
EBITDA	$5,819	$3,634

Additional reconciling items:

Restructuring charges	—	1,366
Stock based compensation	510	264
Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(616)	1,822
Adjusted EBITDA	$5,713	$7,086

Although EBITDA improved from $3.6 million in 2014 to $5.8 million in 2015, adjusted EBITDA decreased by $1.4 million. The main reason for the decrease was due to severance charges that did not qualify as restructuring charges incurred in 2015 of $1.0 million compared to $0.1 million incurred in 2014 in addition to professional service fees of $0.6 million incurred in 2015 related to our previously disclosed mergers and acquisition activities that were not incurred in 2014.

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the Mexican peso and Canadian dollar expenditures. The Company incurred foreign exchange losses from the settlement of these contracts of $4.4 million in 2015 and $1.1 million in 2014.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods ended:

	Year ended January 3, 2016		Year ended December 28, 2014		Year ended December 29, 2013
Revenue	100.0%		100.0%		100.0%
Cost of sales	92.0		91.7		94.4
Gross profit	8.0		8.3		5.6
Selling, general and administrative expenses	7.2		7.8		7.1
Restructuring charges	—		0.6		0.7
Loss on contingent consideration	—		—		0.1
Gain on disposal of capital assets	—		0.1		(0.0)
Operating earnings (loss)	0.8		(0.2)		(2.3)
Interest expense	0.5		0.7		0.6
Earnings (loss) before income taxes	0.3		(0.9)		(2.9)
Income tax expense
Current	0.3		0.4		0.3
Deferred	0.0		0.4		1.4
	0.3		0.8		1.7
Net loss	(0.0	) %	(1.7	) %	(4.6	) %

Year ended January 3, 2016 compared to the year ended December 28, 2014

Commencing in the fourth quarter of 2015, SMTC redefined its industry sectors (based on revenues from customers) as follows. The networking and enterprise computing sector and the communications sectors are now combined into a single networking and communications sector and a new power and energy sector has been identified based on significant new 2015 customers. The industrial and medical sectors are unchanged. The Company has revised their industry sectors in order to better monitor revenues and customer activity, and to market the Company’s footprint in each of these industry sectors, but does not classify any of the associated costs based on these industry sectors. The comparative amounts in the discussion that follows are based on these revised industry sectors.

Revenue

During 2015, revenue from the industrial sector represented 47.0% of total revenue compared to 72.5% of total revenue in 2014. Revenue from the industrial sector decreased by $62.0 million or 37.5% mainly due to two customers. One customer transferred its production to other contract manufacturers, which represented a reduction of $50.8 million over prior year and an additional customer transferred its production to other contract manufacturers from one of our China manufacturing facility which resulted in a reduction of $18.2 million. We operate in a competitive environment, which means contract manufacturer customers are subject to change due to competitive pricing pressures and other factors largely out of our control. These reductions were partially offset by a significant volume increase with one other customer in that sector. Revenue from the networking and communications sector represented 39.3% of total revenue in 2015 compared to 22.9% of total revenue in 2014 representing a year-over-year increase in revenues of $34.3 million. This increased revenue was the result of $17.8 million in volume increases with two long standing customers in addition to a revenue increase of $15.0 million from a new customer on boarded in late 2014. Revenue from the power and energy sector increased by $18.0 million, as a result of two new customers in 2015, representing 8.2% of total revenue in 2015 compared to $0.2 million or 0.1% of total revenue in prior year. Revenue for the medical sector represented $12.3 million or 5.6% of revenue compared to $10.5 million or 4.6% in prior year. The increase of $1.8 million was the result of increased revenue from two customers.

During 2015, the Company recorded approximately $5.5 million of sales of raw materials inventory to customers, which carried limited margin, compared to $3.9 million in 2014. The Company’s contract terms are such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order to be altered or changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 80.4% of revenue during 2015, compared to 90.8% in 2014. Revenue from our two largest customers during 2015 was $29.5 million and $24.1 million, representing 13.4% and 10.9% of revenue, respectively. This compared to revenue from our three largest customers during 2014 of $70.5 million, $28.0 million and $23.1 million, representing 30.8%, 12.3% and 10.1% of revenue, respectively. No other customer represented more than 10% of revenue in either year.

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the location of our operations, which is Mexico, China and the United States. This is consistent with how we report our segmented information, as set out Note 10 to our consolidated financial statements.

During 2015, 64.5% of our revenue was attributable to our operations in Mexico, 20.6% in China, and 14.9% in the US. During 2014, 67.1% of our revenue was attributable to our operations in Mexico, 19.8% in China, and 13.1% in the US.

Gross Profit

Gross profit decreased to $17.7 million in 2015 from $18.9 million in 2014. Gross margin percentage reduced to 8.0% in 2015 compared to 8.3% in the prior year. However, excluding the impact of the unrealized foreign exchange losses (gains) on forward contracts, gross margin percentage decreased to 7.8% in 2015 compared to 9.1% in prior year. This decrease in gross profit was primarily the result of higher material cost, initial investment required to ramp new customer revenue, reduced margins on new customer revenue, increase of raw material inventory sales with limited margin, increase in severance costs of $0.9 million in addition to higher realized foreign exchange losses of $3.3 million due to unfavorable contract rates compared to market rates. These factors were partially offset by improved direct labor and overhead costs, which were lower compared to prior year due to continued alignment of manufacturing expenses.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally (excluding the unrealized foreign exchange on forward contracts). Below is the reconciliation from the financial statement presentation of gross profit to adjusted gross profit:

	Year ended January 3, 2016	Year ended December28, 2014
Gross profit	$17,717	$18,954
Add:

Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(616)	1,822
Adjusted gross profit	$17,101	$20,776

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2015 was a realized loss of $4.4 million compared to a realized loss of $1.1 million in 2014. In 2015, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.6 million was recorded compared to an unrealized loss of $1.8 million in 2014 included in cost of sales.

	January 3, 2016	December 28, 2014
Average USD:CAD contract rate	1.26	1.11
Average USD:CAD mark-to-market rate	1.38	1.17
Average USD:PESO contract rate	15.88	13.40
Average USD:PESO mark-to-market rate	17.47	14.87

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased to $15.9 million in 2015 from $17.9 million in 2014, which represented a decrease as a percentage of revenue to 7.2% for 2015 from 7.8% of revenue for 2014. The decrease in selling, general and administrative expenses was due to a reduction in variable compensation in 2015 as compared to 2014 and favorable foreign exchange rates resulting in lower salary and administrative expenses in addition to reduced corporate salaries in 2015 related to executive compensation. Professional services were higher in 2014 due to services rendered related to the 2013 inventory material weakness remediation which was partially offset by additional professional services of $0.6 million incurred in 2015 related to the Company’s previously disclosed mergers and acquisition activities. These reductions were partially offset by increased sales and marketing expenses in 2015 due to headcount additions and increased commission expenditures.

Restructuring Charges

No restructuring charges were incurred in 2015. Total restructuring charges of $1.4 million were incurred in 2014 related to severance charges impacting the Mexico, Markham and Asia sites as a result of further rightsizing of staff.

Interest Expense

Interest expense decreased to $1.2 million in 2015 compared to $1.7 million in 2014. The decrease was primarily the result of a lower average revolver balance in 2015 compared to 2014 in addition to a reduced interest rate. The weighted average interest rates with respect to the debt were 4.3% for 2015 and 4.6% for 2014. Deferred financing amortization was also reduced by $0.3 million, as a portion of the deferred financing charges became fully amortized in 2014.

Income Tax Expense

The net tax expense for 2015 of $0.7 million related to $0.6 million of taxes in Mexico and China due to profits in these jurisdictions in addition to minimum and state taxes in the U.S. In 2014, $1.8 million related to minimum and state taxes of $0.1 million in U.S., $0.7 million of taxes in Mexico and China due to profits in these jurisdictions in addition to a $1.0 million additional valuation allowance recorded against the U.S. deferred tax assets

Year ended December 28, 2014 compared to the year ended December 29, 2013

The revenue variances have been revised to align with the 2015 reclassifications of the industry sectors described above.

Revenue

During 2014, revenue from the industrial sector represented 72.5% of revenue compared to 77.5% of revenue in 2013. Revenue from the industrial sector decreased by $44.4 million or 21.1% mainly due to the reduced volumes with two customers as a result of engaging additional contract manufacturers as well as two customer disengagements related to the Markham production facility closure and one other customer disengagement in 2014. Revenue from the networking and communications sector increased by $6.7 million representing 22.9% of total revenue in 2014 compared to 16.9% of total revenue in 2013. The increase was the primarily the result of significant volume increases with one customer of $13.3 million and new customers representing additional revenue of $1.7 million partially offset by volume reductions with other customers. Revenue from one customer in the power and energy sector represented 0.1% of total revenue in 2014 with no revenue reported in 2013. Revenue for the medical sector represented 4.6% of total revenue in 2014 compared to 5.6% of total revenue in prior year. The decrease of $4.6 million or 30.1%, was the result of reduced revenue from one customer.

During 2014, the Company recorded approximately $3.9 million of sales of raw materials inventory to customers, which carried limited margin, compared to $6.0 million in 2013. The Company purchases raw materials based on customer purchase orders. To the extent a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 90.8% of revenue during 2014, compared to 89.4% in 2013. Revenue from our three largest customers during 2014 was $70.5 million, $28.0 million and $23.1 million, representing 30.8%, 12.3% and 10.1% of revenue, respectively. This compared to revenue from our two largest customers during 2013 of $102.6 million and $31.2 million, representing 37.9% and 11.5% of revenue, respectively. No other customer represented more than 10% of revenue in either year.

During 2014, 67.1% of our revenue was attributable to our operations in Mexico, 19.8% in Asia, and 13.1% in the US. During 2013, 66.9% of our revenue was attributable to our operations in Mexico, 19.2% in Asia, 10.0% in the US and 3.9% in Canada.

Gross Profit

Gross profit increased to $18.9 million in 2014 from $15.2 million in 2013. Gross margin percentage improved to 8.3% in 2014 compared to 5.6% in the prior year. However, excluding the impact of the unrealized foreign exchange losses, gross margin percentage improved to 9.1% in 2014 compared to 6.0% in prior year. While revenue levels decreased, labor charges were reduced in 2014 due to further restructuring efforts resulting in improved margins from lower average direct and indirect labor charges. In addition, lower material adjustments and scrap charges were incurred in 2014 due to continued improvements in manufacturing efficiencies. The 2014 gross margin also does not reflect the operating results from the Markham production facility, which incurred losses of $0.9 million in 2013 and was closed in the second quarter of 2013.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally (excluding the unrealized foreign exchange on forward contracts). Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Year ended December 28, 2014	Year ended December 29, 2013
Gross profit	$18,954	$15,181
Add:

Unrealized foreign exchange loss on unsettled forward foreign exchange contracts	1,822	1,107
Adjusted gross profit	$20,776	$16,288

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2014 was a realized loss of $1.1 million compared to a realized gain of $0.5 million in 2013. In 2014, as a result of revaluing the outstanding forward contracts to fair value, an unrealized loss of $1.8 million was recorded compared to an unrealized loss of $1.1 million in 2013 included in cost of sales.

	December 28, 2014	December 29, 2013
Average USD:CAD contract rate	1.11	1.04
Average USD:CAD mark-to-market rate	1.17	1.08
Average USD:PESO contract rate	13.40	12.93
Average USD:PESO mark-to-market rate	14.87	13.24

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased from $19.2 million in 2013 to $17.9 million in 2014, but represented an increase as a percentage of revenue from 7.1% for 2013 to 7.8% of revenue for 2014. The decrease in selling, general and administrative expenses was partially the result of reductions in administrative positions in addition to marketing and travel expenditures. In addition, there were charges incurred in 2013 that were not incurred in 2014 related to lease exit costs of $0.4 million and $0.6 million incurred in executive severance and recruitment costs. Although selling, general and administrative expenses were lower in 2014 as compared to 2013, as a percentage of revenue, the expenses were higher in 2014 as there was an increase in variable compensation expenses in 2014 related to the company’s short term incentive plan, and increases in legal and professional services fees in 2014 as a result of the remediation efforts related to the 2013 inventory control weakness.

Restructuring Charges

Total restructuring charges of $1.4 million were incurred in 2014 compared to $2.0 million in 2013. The 2014 charges related to severance charges impacting the Mexico, Markham and Asia sites as a result of further rightsizing of staff. The 2013 charges included $1.4 million of severance charges related to the Markham production facility closure. In addition, $0.3 million of facility exit costs were incurred related to the ZF Array lease facility whereby a settlement was reached during 2013. Additional severance charges of $0.3 million were recorded in 2013 related to the Mexico and San Jose facilities.

Contingent consideration

Upon the acquisition of ZF Array on August 31, 2011, the Company paid $4.0 million in cash, less cash acquired of $1.0 million and accrued $2.4 million for contingent consideration. Contingent consideration was based on financial performance of the acquired company’s operations for a 24-month period following the acquisition date, to a maximum of $2.4 million. Based on the actual results in 2013, the final year of the contingent consideration period, the fair value of the contingent consideration liability was increased during the year resulting in recognition of a loss of $0.3 million. The final payment was made in the fourth quarter of 2013; therefore no contingent consideration expenses were incurred in 2014.

Interest Expense

Interest expense was consistent with prior year at $1.7 million. Included in interest expense is amortization of deferred financing fees of $0.4 million for 2013 and 2014. The weighted average interest rates with respect to the debt were 4.6% for 2014 and 3.7% for 2013. Although interest rates were higher in 2014, interest expense did not increase as average debt levels were lower in 2014 compared to 2013.

Income Tax Expense

The net tax expense for 2014 of $1.8 million related to minimum and state taxes of $0.1 million in U.S., $0.7 million of taxes in Mexico and China in addition to a $1.0 million additional valuation allowance recorded against the U.S. deferred tax assets. In 2013, $0.9 million of tax related to Mexico and China and a $4.0 million valuation allowance was recorded against the U.S. deferred tax asset partially offset by a $0.3 million deferred tax recovery primarily related to revised tax legislation in Mexico.

Off-Balance Sheet Arrangements

          There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facilities, which expires on January 2, 2018. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements.

The following table summarizes cash flow changes for the following periods:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Cash provided by (used in):
Operating activities	$10.9	$4.9	$3.4
Financing activities	(6.7)	(0.9)	0.3
Investing activities	(3.5)	(1.9)	(2.6)
Increase in cash and cash equivalents	0.7	2.1	1.1
Cash, beginning of year	5.4	3.3	2.2
Cash, end of the year	$6.1	$5.4	$3.3

2015

Net cash provided by operating activities for 2015 was $10.9 million. The source of cash mainly resulted from working capital management, which resulted in a net reduction in inventory levels year over year of $5.7 million. Inventory turnover improved to eight times in 2015 as compared to seven times in 2014. Inventory days improved to 47 days compared to 54 days in 2014. The Company had set a goal of increasing the inventory turns to a minimum of 8 times, which was achieved by improved supplier management on purchases and timely collections and reductions in excess inventory levels. Accounts receivable days sales outstanding were stable in 2015 and 2014 at 50 days. Accounts payable days outstanding for 2015 increased to 56 days versus 51 days for 2014 due to negotiated terms with suppliers and timing of payments.

Net cash used from financing activities during 2015 was $6.7 million, consisting of cash paid on the PNC revolver of $10.6 million offset by the new PNC long-term debt facility of $5.0 million, enabled by the cash flow generated from operations and reduced inventory levels. There were also principal payments of capital lease obligations of $1.1 million.

Cash used in investing activities for 2015 of $3.5 million which was due to capital expenditures of $2.7 million and restricted cash deposits of $0.8 million which have been guaranteed to a government agency pertaining to estimated value added taxes on imported raw materials inventory in Suzhou, China.

2014

Net cash provided by operating activities for 2014 was $4.9 million. The source of cash mainly resulted from decreases in inventory partially offset by reductions in accounts payable and accrued liabilities. Accounts receivable days sales outstanding for 2014 increased to 50 days as compared to 41 days for 2013 due to timing of collections. Inventory turnover remained consistent at seven times in 2014 as compared to 2013. Accounts payable days outstanding for 2014 increased to 51 days versus 47 days for 2013 due to timing of payments.

Net cash used from financing activities during 2014 was $0.9 million, mainly due to advances from the PNC revolver of $1.1 million, offset by principal payments of capital lease obligations of $1.8 million and payments of financing fees of $0.2 million.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC which expires on January 2, 2018. Advances made under the PNC revolving credit facility bear interest at the U.S. base rate plus 0.75%. The Company also has a long-term debt facility with PNC which also expires on January 2, 2018 and bears interest at the U.S base rate plus 1.00%.

We believe that cash generated from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the foreseeable future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During 2015, there were no additions of property, plant and equipment acquired via capital leases.

Accounting changes and recent accounting pronouncements

Recent Accounting Pronouncements

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from Contracts with Customers, which supersedes previous pronouncements and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer to be consistent with the new requirements. The new pronouncement is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In June 2014, the FASB published ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company does not currently offer this type of stock based compensation with these conditions. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined, but it is not anticipated to have a material impact on the consolidated financial statements.

 In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Presentation of Debt Issuance Costs. The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard is not expected to have a material impact on the consolidated financial statements.

In April 2015, the FASB published ASU 2015-04: Retirement Benefits (Topic 715). The amendments intend to reduce complexity by providing a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

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

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Effective for all other entities for years beginning after December 15, 2017 and interim periods within years beginning after December 15, 2018. The Company continues to evaluate the impact of this accounting standard.

In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment proposes that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. The impact of this amendment is that the Company would potentially present additional capital lease assets and corresponding capital lease obligations for leases that are currently classified as operating leases. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined.

Critical Accounting Policies and Estimates

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

Property, plant and equipment

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with subtopic 10 of ASC 360, “Property, Plant and Equipment”. Under ASC 360-10 assets must be classified as either held-for-use or held-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets held-for-sale, an impairment loss is recognized when the carrying amount exceeds fair value less costs to sell.

Deferred Tax Asset Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Based upon consideration of these factors, management believes the recorded valuation allowance related to all of its deferred tax assets arising in Canada, United States and Asia is appropriate. There is no valuation allowance related to deferred tax assets in Mexico.

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

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended January 3, 2016 was 4.3%. At January 3, 2016, the interest rate on the PNC Facilities was 4.0% based on the U.S. prime rate plus 0.75%.

The impact of a 10% change in interest rates would not have a significant impact on our reported earnings.

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

The impact of a 10% change in exchange rates would not have a significant impact on our reported earnings as we enter into foreign currency forward contracts in an attempt to mitigate the risk of foreign exchange based on estimated 12 month spend.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, which has a credit limit of $35M and PNC long-term debt facility of $5M are sufficient to fund our financial obligations.

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013).

In 2014, management had identified certain adjustments impacting the 2014 and prior year tax balances. Based on these adjustments, management had concluded that there was a material weakness in respect of its controls and procedures relating to its accounting for income taxes. During 2015, management engaged the assistance of an external third party professional to support management’s ongoing preparation, review and analysis of the Company’s detailed tax calculations and processes and provide the additional US GAAP tax accounting expertise to ensure the appropriate accounting documentation and supporting working papers were being generated and reviewed in a timely manner. As a result of these actions, management has determined that the material weakness related to accounting for income taxes has been remediated.

As a result, management has completed its assessment and has concluded the Company’s internal control over financial reporting as of January 3, 2016 was effective.

Changes in Internal Control over Financial Reporting

With the exception of the remediation of the material weakness described herein, there were no other changes in the Company’s internal control over financial reporting that occurred during the 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10K does not include an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of January 3, 2016, as permitted under the rules of the SEC for Smaller Reporting Companies.

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

The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at http://www.smtc.com/investor-relations/corporate-governance and in print to any stockholder who requests it. Any such request should be made by mail to: SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6 and Attention: Investor Relations; or by e-mail to: investorelations@smtc.com. The Company intends to post on its website any amendments to, or waivers from, its Code of Conduct.

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

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and the stockholders of the Company in July 2010. In July 2010, the plan authorized an initial limit of 350,000 shares. In June 2011, the Company voted to increase the amount of shares available under the 2010 Plan by 670,000 and in June 2012 the Company voted to increase the number of shares available under the 2010 Plan by 652,000. There was no vote to increase the number of shares available under the plan in 2013, 2014 and 2015 and as such the authorized increase to the number of shares was calculated as 163,619, 164,173 and 176,197 respectively based on the formula included in the terms of the 2010 Plan.

The following table gives information about awards under the 2010 Plan as of January 3, 2016:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,134,678	$1.98	973,530

 Notes: (1) The weighted average exercise price only applies to the 655,114 of outstanding stock options as there is no exercise price on the outstanding restricted stock units of 479,564.

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

See exhibit index beginning at page 44.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Sushil Dhiman
President and Chief Executive Officer

Date: March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sushil Dhiman
Sushil Dhiman	President, Chief Executive Officer and	March 17, 2016
Director (Principal Executive Officer)

/s/ Roger Dunfield
Roger Dunfield	Chief Financial Officer (Principal Officer	March 17, 2016
Financial and Principal Accounting
Officer)
/s/ Clarke Bailey

Clarke Bailey	Director	March 17, 2016

/s/ David Sandberg
David Sandberg	Director	March 17, 2016

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 17, 2016

/s/ Randy Waterfield

Randy Waterfield	Director	March 17, 2016

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

4.3

Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between SMTC Corporation and Computershare Inc., as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company’s Series A Participating Preferred Stock, Exhibit B the form of Rights Certificates and Exhibit C the Summary of Rights (11)

10.1#	SMTC Corporation 2010 Incentive Plan (12)

10.2

Revolving Credit and Security Agreement dated September 14, 2011 between PNC, National Association, PNC Bank Canada Branch, SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated and HTM Holdings, Inc. (13)

10.3	Third Amended and Restated US Loan Agreement dated September 14, 2011 by and among Export Development Canada and SMTC Mex Holdings, Inc. and SMTC Manufacturing Corporation of Massachusetts (13)

10.4	Stockholder Agreement by and among SMTC Corporation and Red Oak Partners, LLC, dated January 5, 2012 (9)

Exhibit #	Description
10.5#	Employment Agreement with Sushil Dhiman dated December 16, 2013. (14)

10.6	Sixth amendment to PNC Credit and Revolving Facility. (15)

21.1*	Subsidiaries of the Registrant.

10.7#	Indemnification Agreement of Directors or Officers of SMTC Corporation dated September 23, 2014. (14)

10.8	Seventh amendment to PNC Credit and Revolving Facility. (16)

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2016

31.2*	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2016

32.1*	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2016.

32.2*	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2016.

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

(1)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 18, 2010 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 filed on April 14, 2014 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2014 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2014 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of January 3, 2016 and December 28, 2014	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years December 29, 2014 to January 3, 2016, December 30, 2013 to December 28, 2014, and from December 31, 2012 to December 29, 2013	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years from December 29, 2014 to January 3, 2016, December 30, 2013 to December 28, 2014, and from December 31, 2012 to December 29, 2013

F-5
Consolidated Statements of Cash Flows for the years from December 29, 2014 to January 3, 2016, December 30, 2013 to December 28, 2014, and from December 31, 2012 to December 29, 2013	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

We have audited, before the effects of the adjustments as described in note 2 to the consolidated financial statements included in the 2014 Annual Report on Form 10-K of SMTC Corporation (the “Company”), the consolidated statement of operations and comprehensive loss, changes in shareholders’ equity and cash flows of the Company for the period from December 31, 2012 to December 29, 2013 (the 2013 financial statements before the effects of the adjustments as described in Note 2 to the consolidated financial statements included in the 2014 Annual Report on Form 10-K of the Company are not presented herein). The 2013 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the effects of the adjustments as described in Note 2 to the consolidated financial statements included in the 2014 Annual Report on Form 10-K of the Company, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the results of SMTC Corporation’s operations and its cash flows for the period from December 31, 2012 to December 29, 2013 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments as described in Note 2 to the consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by PricewaterhouseCoopers LLP.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants
April 14, 2014

Toronto, Canada

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries as of January 3, 2016 and December 28, 2014 and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in shareholders’ equity and statement of cash flows for each of the years in the two-year period ended January 3, 2016 and December 28, 2014. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of January 3, 2016 and December 28, 2014 and the results of their operations and their cash flows for each of the years in the two-year period ended January 3, 2016 and December 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2013 comparative period from December 31, 2012 to December 29, 2013 to correct the errors, as described in Note 2 to the consolidated financial statements included in the prior year’s 2014 Annual Report on Form 10-K. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2013 comparative period from December 31, 2012 to December 29, 2013 of SMTC Corporation and its subsidiaries other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 comparative period from December 31, 2012 to December 29, 2013, taken as a whole.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Ontario, Canada

March 17, 2016

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	January 3, 2016	December 28, 2014
Assets
Current assets:
Cash	$6,099	$5,447
Restricted cash - guaranteed deposits (note 3)	805	—
Accounts receivable—net (note 3)	29,885	31,024
Inventories (note 3)	25,877	31,590
Prepaid expenses and other assets	1,983	2,135
Income taxes receivable (note 8)	461	359
Deferred income taxes—net (note 8)	352	428
	65,462	70,983
Property, plant and equipment—net (note 3)	16,443	17,590
Deferred financing costs—net	68	90
	$81,973	$88,663

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,045	$29,425
Accrued liabilities (note 3)	5,562	7,080
Derivative liabilities (note 7)	2,087	2,703
Income taxes payable	502	449
Revolving credit facility (note 4)	10,721	21,370
Current portion of long-term debt (note 4)	1,000	—
Current portion of capital lease obligations (note 4)	538	980
	51,455	62,007
Long-term debt (note 4)	4,000	—
Capital lease obligations (note 4)	222	866

Shareholders’ equity:
Capital stock (note 5)	391	390
Additional paid-in capital	264,505	263,996
Deficit	(238,600)	(238,596)
	26,296	25,790
	$81,973	$88,663

 Commitments and contingencies (note 11)

 Subsequent events (note 4)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Revenue	$220,616	$228,577	$270,684
Cost of sales	202,899	209,623	255,503
Gross profit	17,717	18,954	15,181

Expenses:
Selling, general and administrative expenses (note 13)	15,863	17,900	19,190
Restructuring charges	—	1,366	1,989
Fair value adjustment related to contingent consideration (note 12)	—	—	274
Loss (gain) on disposal of property, plant and equipment	2	51	(101)
Operating earnings (loss)	1,852	(363)	(6,171)
Interest expense (note 3)	1,183	1,693	1,724
Earnings (loss) before income taxes	669	(2,056)	(7,895)
Income tax expense (note 8)
Current	597	887	887
Deferred	76	935	3,681
	673	1,822	4,568
Net loss and comprehensive loss	$(4)	$(3,878)	$(12,463)

Basic loss per share (note 9)	$(0.00)	$(0.24)	$(0.76)

Diluted loss per share (note 9)	$(0.00)	$(0.24)	$(0.76)
Weighted average number of shares outstanding (note 9)
Basic	16,421,478	16,417,275	16,361,865
Diluted	16,421,478	16,417,275	16,361,865

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2012	$389	$263,424	$(222,255)	$41,558

Exercise of stock options	1	60	—	61
Stock-based compensation	—	248	—	248
Net loss for the year	—	—	(12,463)	(12,463)
Balance, December 29, 2013	$390	$263,732	$(234,718)	$29,404

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 29, 2013	$390	$263,732	$(234,718)	$29,404

Stock-based compensation	—	264	—	264
Net loss for the year	—	—	(3,878)	(3,878)
Balance, December 28, 2014	$390	$263,996	$(238,596)	$25,790

	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 28, 2014	$390	$263,996	$(238,596)	$25,790
Issue of restricted stock units into common shares	1	(1)	—	—
Stock-based compensation	—	510	—	510
Net loss for the year	—	—	(4)	(4)
Balance, January 3, 2016	$391	$264,505	$(238,600)	26,296

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Cash provided by (used in):

Operations:
Net loss	$(4)	$(3,878)	$(12,463)

Items not involving cash:

Depreciation	3,967	3,997	3,883
Unrealized (gain)/loss on derivative instrument (note 7)	(616)	1,822	1,107
Deferred income taxes	76	1,085	3,681
Amortization of deferred financing fees	32	385	389
Stock-based compensation	510	264	248
Fair value adjustment related to contingent consideration	—	—	274
Loss (gain) on sale of property, plant and equipment	2	51	(101)

Change in non-cash operating working capital:

Accounts receivable	1,139	(203)	5,480
Inventories	5,713	5,186	18,030
Prepaid expenses and other assets	152	(503)	251
Income taxes receivable/payable	(49)	(213)	94
Accounts payable	1,439	(3,732)	(15,124)
Accrued liabilities	(1,483)	734	(2,315)
	10,878	4,995	(3,434)

Financing:
Advances (repayment) of revolving credit facility	(10,649)	1,148	7,326
Advances (repayment) of long-term debt	5,000	—	(4,631)
Principal payment of capital lease obligations	(1,086)	(1,858)	(2,236)
Proceeds from issuance of common stock	—	—	61
Proceeds from sale and leaseback	—	—	988
Payment of contingent consideration	—	—	(1,059)
Debt issuance and deferred financing costs	(10)	(200)	(100)
	(6,745)	(910)	349

Investing:

Restricted cash - guaranteed deposit	(805)	—	—
Purchase of property, plant and equipment	(2,682)	(1,971)	(3,097)
Proceeds from sale of property, plant and equipment	6	38	406
	(3,481)	(1,933)	(2,691)

Increase in cash	652	2,152	1,092
Cash, beginning of year	5,447	3,295	2,203
Cash, end of the year	$6,099	$5,447	$3,295

Supplemental Information:
Cash interest paid	$1,065	$1,192	$1,376
Cash taxes paid	$591	$1,082	$797
Property, plant and equipment acquired through capital lease	$—	$1,703	$1,430
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$247	$101	$143

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”), and December 31, 2012 to December 29, 2013 (“year ended December 29, 2013”).

2.	Significant accounting policies

(i)	Basis of presentation

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements are presented in United States (“US”) dollars.

2.	Significant accounting policies cont’d

(ii)	Principles of consolidation

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

Revenue is derived primarily from the sale of electronics components that are built to customer specifications. Revenue from the sale of products is recognized when goods are shipped to customers (FoB Shipping Point) once title has passed to the customer, persuasive evidence of an arrangement exists, price is fixed or determinable, performance has occurred, all customer-specified test criteria have been met and collectability is reasonably assured.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer. The Company also derives minimal revenue from engineering and design services. Service revenue is recognized as services are performed.

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

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for work in progress and finished goods. Work in progress and finished goods inventories include an application of relevant overhead. Fixed production overheads are allocated to inventory based on normal capacity of production facilities. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment. Parts inventory is valued at lower of cost and net realizable value.

2.	Significant accounting policies cont’d

(vii)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings (in years)	5	–	20
Machinery and equipment (in years)	7	–	15
Office furniture and equipment (in years)		7
Computer hardware and software (in years)		3
Leasehold improvements	Over shorter of the lease term and estimated useful life

(viii)	Income taxes

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

The Company follows the guidance under Income Taxes ASC 740 with respect to accounting for uncertainty in income taxes recognized in the Company’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

(ix)	Earnings per common share

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

2.	Significant accounting policies cont’d

(x)	Translation of foreign currencies

The functional currency of the parent company and all foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations and comprehensive loss.

(xi)	Financial instruments

The Company accounts for derivative financial instruments (forward foreign exchange contracts) in accordance with applicable guidance. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Changes in fair value of derivatives that are not designated as hedges are recorded in the consolidated statement of operations and comprehensive loss as a component of cost of sales.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of the revolving credit facility and capital lease obligations approximate the carrying values as the obligations bear rates currently available for debt with similar terms, maturities and credit rating.

(xii)	Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales.

(xiii)	Stock-based compensation

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

(xiv)	Fair Value Measurements

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

(xvi)	Restructuring Charges

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

(xvii)	Post-employment benefits

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

2.	Significant accounting policies cont’d

(xviii)	Recent Accounting Pronouncements

In May 2014, the FASB published ASU 2014-09 Topic 606: Revenue from Contracts with Customers, which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In June 2014, the FASB published ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

 In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Presentation of Debt Issuance Costs. The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In April 2015, the FASB published ASU 2015-04: Retirement Benefits (Topic 715). The amendments intend to reduce complexity by providing a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

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

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company continues to evaluate the impact of this accounting standard.

 In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment proposes that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive loss.

Consolidated balance sheets

Restricted cash – guaranteed deposits

	January 3, 2016	December 28, 2014
Restricted cash – guaranteed deposits	$805	$—

Restricted cash pertains to deposits which have been guaranteed to a government agency pertaining to estimated value added taxes (VAT) on imported raw materials inventory in Suzhou, China. Typically, the cash is restricted for a contractual term of 12 months or less and is released when the finished goods are exported or the expected imported raw materials are cancelled.

Accounts receivable—net:

	January 3, 2016	December 28, 2014
Trade accounts receivable	$28,797	$30,782
Other receivables	1,347	572
Allowance for doubtful accounts	(259)	(330)
Accounts receivable—net	$29,885	$31,024

Inventories:

	January 3, 2016	December 28, 2014
Raw materials	$19,385	$25,973
Work in process	1,416	2,099
Finished goods	4,400	2,743
Parts and other	676	775
Inventories	$25,877	$31,590

Inventories are recorded net of a provision for obsolescence as at January 3, 2016 and December 28, 2014 of $673 and $475 respectively.

3.	Consolidated financial statement details cont’d

Property, plant and equipment—net:

	January 3, 2016	December 28, 2014
Cost (a):
Land	$1,648	$1,648
Buildings	9,852	9,878
Machinery and equipment (b)	30,707	31,592
Office furniture and equipment	599	1,690
Computer hardware and software (c)	3,447	5,930
Leasehold improvements (d)	3,232	2,456
	49,485	53,194

Less accumulated depreciation (a):
Land	—	—
Buildings	(7,719)	(7,275)
Machinery and equipment (b)	(20,347)	(20,545)
Office furniture and equipment	(496)	(1,513)
Computer hardware and software (c)	(2,284)	(4,774)
Leasehold improvements (d)	(2,196)	(1,497)
	(33,042)	(35,604)
Property, plant and equipment—net	$16,443	$17,590

(a)	During 2015, the Company wrote off fully depreciated assets that were no longer in use with a cost and accumulated depreciation of $6,522.

(b)

At January 3, 2016 and December 28, 2014, included within machinery and equipment were assets under capital leases with costs of $2,528 and $3,495, respectively and associated accumulated depreciation of $865 and $916, respectively. The related depreciation expense for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $417, $694 and $769, respectively.

(c)

At January 3, 2016 and December 28, 2014, included within computer hardware and software were assets under capital leases with costs of $119 and $498, respectively and associated accumulated depreciation of $86 and $417 respectively. The related depreciation expense for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $49, $151 and $144, respectively.

(d)

At January 3, 2016 and December 28, 2014, included within leasehold improvements were assets under capital leases with costs of $nil and $73 respectively, and associated accumulated depreciation of $nil and $42, respectively. The related depreciation expense for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 was $2, $15 and $15 respectively.

3.	Consolidated financial statement details cont’d

Accrued liabilities:

	January 3, 2016	December 28, 2014
Customer-related	$1,852	$2,074
Payroll	2,649	4,014
Professional services	367	395
Vendor related	383	29
Other	311	568
Accrued liabilities	$5,562	$7,080

Consolidated statements of operations and comprehensive loss

Interest expense:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013

Long-term debt	$—	$—	$76
Revolving credit facility	1,035	1,096	1,071
Amortization of deferred financing costs	32	385	389
Obligations under capital leases	116	212	188

Interest expense	$1,183	$1,693	$1,724

4.	Debt and capital leases

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) with a term to January 2, 2018. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

On February 9, 2016, SMTC Corporation and certain of its subsidiaries entered into the Tenth Amendment to its Revolving Credit and Security Agreement, effective as of January 29, 2016 with PNC.

The Tenth Amendment reduces the maximum amount of the PNC Revolving Credit Facility provided under the Loan Agreement by $5,000 to $35,000 and provides for a Long-Term Debt Facility of $5,000 maturing on January 2, 2018 with quarterly principal payments of $250 commencing on April 1, 2016 (collectively the “PNC Facilities”). The Tenth Amendment reduces the applicable interest rate for the PNC Revolving Credit Facility to U.S. base rate plus 0.50% from U.S. base rate plus 0.75%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.00%.

At January 3, 2016, $10,721 (December 28, 2014 - $21,370) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

The maximum amount of funds available under the PNC Revolving Credit Facility is $35,000 (as per amendment described above). Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At January 3, 2016, $5,000 (December 28, 2014 – $Nil) was outstanding under the PNC Long-Term Debt Facility.

The PNC Facilities are a joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facilities is collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The PNC Facilities agreement contains certain financial and non-financial covenants.

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the twelve months ended January 3, 2016 and thereafter on a rolling twelve month basis until January 2, 2018.

The Company is in compliance with the financial covenants included in the PNC Facilities as of January 3, 2016.

4.	Debt and capital leases cont’d

(c) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next two years and thereafter consist of the following:

2016	$598
2017	230
Thereafter	—
Total minimum lease payments	828
Amount representing interest ranging from 2% to 11%	(68)
Present value of lease payments	760
Current portion of capital lease obligations	538
Long term capital lease obligations	$222

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 3, 2016 and December 28, 2014 consisted of:

(i)

26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created. As at January 3, 2016, there was no outstanding special voting stock.

5.	Capital stock cont’d

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	January 3, 2016		December 28, 2014		December 29, 2013
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock

Exchangeable shares:

Balance at beginning of the period	—	$—	—	$—	—	$—
Shares issued pursuant to:
Issued for conversion to common stock	—	—	20	—	—	—
Conversion to common stock	—	—	(20)	—	—	—

Balance at end of the year	—	$—	—	$—	—	$—

Common Stock

Balance at beginning of the period	16,417,276	$390	16,417,256	$390	16,344,193	$389
Shares issued pursuant to:
Exercise of stock options	—	—	—	—	73,063	1
Conversion of restricted stock units	67,779	1	20	—	—	—

Balance at end of the year	16,485,055	$391	16,417,276	$390	16,417,256	$390

Total Common Stock		$391		$390		$390

 Exchangeable shares:

During the year ended January 3, 2016, there were no issued or outstanding exchangeable shares. During the year ended December 28, 2014, 20 exchangeable shares were issued and converted to common shares. During the year ended December 29, 2013 there were no issued or outstanding exchangeable shares.

6.	Stock-based compensation

Stock options

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

In June 2011, the Company voted to increase the amount of shares available under the 2010 Plan by 670,000 and in June 2012 the Company voted to increase the number of shares available under the 2010 Plan by 652,000. There was no vote to increase the number of shares available under the plan in 2013, 2014 and 2015 and as such the authorized increase to the number of shares was calculated as 163,619, 164,173 and 176,197 respectively based on 1% of the fully diluted common shares as at December 29, 2013, December 28, 2014 and January 3, 2016 respectively. In 2015, 67,779 restricted stock units were converted into common shares and therefore, there are 2,108,210 shares authorized to issue under the 2010 Incentive Plan.

A summary of stock option activity under the Incentive Plans for the years ended December 29, 2013, December 28, 2014 and January 3, 2016 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2012	1,400,807	$2.82
Options granted	235,000	$2.06
Options expired	(1,127,744)	$2.90
Options exercised	(73,063)	$0.93
Outstanding balance at December 29, 2013	435,000	$2.50
Options granted	498,879	$1.80
Options forfeited	(116,667)	$2.48
Options exercised	—	$—
Outstanding balance at December 28, 2014	817,212	$2.07
Options granted	—	$—
Options expired	(66,667)	$3.11
Options forfeited	(95,431)	$2.03
Options exercised	—	—

Outstanding balance at January 3, 2016	655,114	$1.98	$—	6.5

Exercisable balance at January 3, 2016	394,098	$2.07	$—	5.6

6.	Stock-based compensation cont’d

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

	Year ended January 3, 2016 (1)		Year ended December 28, 2014	Year ended December 29, 2013
Black-Scholes weighted-average assumptions

Expected dividend yield		N/A	0.0%	0.0%
Expected volatility		N/A	57.0%	69.1%
Expected forfeiture		N/A	18.0%	16.0%
Risk-free interest rate		N/A	1.22%	0.4%
Expected option life in years		N/A	4.2	3.7

Weighted-average stock option fair value per option granted	$	N/A	$0.82	$1.03

(1)	No stock options were granted in 2015

During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $175, $133 and $248, respectively.

During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, 257,430, 95,002 and 158,334 options vested, respectively. As at January 3, 2016, compensation expense of $217 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of January 3, 2016:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

420,114	$1.80	195,763	$1.80
25,000	$1.96	25,000	$1.96
100,000	$2.02	66,668	$2.02
10,000	$2.17	6,667	$2.17
50,000	$2.19	50,000	$2.19
50,000	$3.11	50,000	$3.11

655,114	$1.98	394,098	$2.07

6.	Stock-based compensation (cont’d)

Restricted Stock Units

Restricted Stock Units (“RSU”) are settled in equity. RSUs are issued under the 2010 Incentive Plan and have same terms and conditions as other equity compensation awards issued under the 2010 Incentive Plan. The RSUs are valued at the closing stock price on the date the units are granted. RSUs have vesting terms of one to three years. The compensation expense is recorded on a straight line basis over the vesting period.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at December 29, 2013	—	$—
RSU granted under the 2010 Incentive Plan	520,433	$1.94
RSU forfeited	—	$—
RSU converted into common shares	—	$—

Outstanding balance at December 28, 2014	520,433	$1.94	2.5

RSU granted under the 2010 Incentive Plan	91,818	$1.47
RSU forfeited	(64,908)	$1.89
RSU converted into common shares	(67,779)	$1.80

Outstanding balance at January 3, 2016	479,564	$1.88	1.51

During the periods ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $335, $131, and $ nil, respectively, with respect to RSUs.

7.	Financial Instruments and Risks

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended January 3, 2016 was 4.3% (year ended December 28, 2014 – 4.6%). At January 3, 2016, the interest rate on the PNC Facilities was 4.0% (year ended December 28, 2014 – 4.5%) based on the U.S. prime rate plus 0.75%.

The impact of a 10% change in interest rates would not have a significant impact on our reported earnings.

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

The impact of a 10% change in exchange rates would not have a significant impact on our reported earnings as we hedge foreign currency risk by entering into forward foreign currency contracts based on estimated 12 month spend.

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar denominated payroll, rent and utility cash flows for the 12 months of 2016, and Mexican peso denominated payroll, rent and utility cash flows for the 12 months of 2016. These contracts were effective economic hedges but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table (expressed in thousands of Canadian dollars and Mexican pesos) presents a summary of the outstanding foreign currency forward contracts as at January 3, 2016:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian dollar	Buy	CAD 7,400	$5,840
Mexican peso	Buy	MXN 271,631	$17,150

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on January 3, 2016 was $616 (2014 – unrealized loss of $1,822) (2013 – unrealized loss of $1,107) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on settled contracts during 2015 was $4,446 (2014 – realized loss $1,082) (2013 – gain $541), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	January 3, 2016	December 28, 2014
Average USD:CAD contract rate	1.26	1.11
Average USD:CAD mark-to-market rate	1.38	1.17
Average USD:PESO contract rate	15.88	13.40
Average USD:PESO mark-to-market rate	17.47	14.87

The derivative liability as at January 3, 2016 was $2,087 (December 28, 2014 - $2,703) which reflected the fair market value of the unsettled forward foreign exchange contracts.

7.	Financial Instruments and Risks cont’d

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2015.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $35M and the PNC Long-Term Debt Facility of $5M are sufficient to fund our financial obligations.

8.	Income taxes

The Company recorded the following income tax expense for the periods noted:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Current:
Federal/State	$28	$113	$(233)
Foreign	569	774	1,120

	597	887	887
Deferred:
Federal	—	1,000	4,000
Foreign	76	(65)	(319)

	76	935	3,681

Income tax expense	$673	$1,822	$4,568

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Federal income tax expense (recovery)	$234	$(720)	$(2,763)
State income tax expense (recovery), net of federal tax benefit	29	58	(62)
Change in enacted income tax rates	—	—	(469)
Loss of foreign subsidiaries taxed at different rates	113	—	185
Change in valuation allowance	(2,205)	(2,524)	7,114
Additional (release of) income tax exposures and alternative minimum taxes	—	55	—
Deemed income inclusion of foreign subsidiary	574	749	1,469
Expiry of operating loss carry forwards	843	3,142	—
Permanent and other differences	1,085	1,062	(906)

Income tax expense	$673	$1,822	$4,568

8.	Income taxes cont’d

Income (loss) before income taxes consisted of the following for the periods noted:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Domestic (U.S.)	$3,205	$(1,267)	$(6,467)
Foreign (Non U.S.)	(2,536)	(789)	(1,428)

	$669	$(2,056)	$(7,895)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 3, 2016	December 28, 2014
Deferred income tax assets:
Net operating loss carryforwards	$24,595	$22,829
Capital loss carryforwards	2,232	2,232
Tax credit carryforwards	4,307	4,290
Property, plant and equipment and other assets	1,812	3,593
Reserves, allowances and accruals	546	2,829

	33,492	35,773
Valuation allowance	(33,140)	(35,345)

Net deferred income tax assets	$352	$428

At January 3, 2016, the Company had total net operating loss carry forwards of $80.2 million, of which $50.9 million, $24.5 million and $4.8 million pertains to federal loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. $1.3 million will expire in 2017, $2.3 million will expire between 2018 and 2022, $17.9 million will expire in 2023, $10.1 million will expire between 2025 and 2029, $19.7 million will expire in 2030 and the remainder will expire beyond 2030.

At January 3, 2016 and December 28, 2014, the Company had gross unrecognized tax benefits of $275 and $290, respectively, which if recognized, would favorably impact the Company’s effective tax rate in future periods. The Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.

The Company accounts for interest and penalties related to unrecognized tax benefits in income tax expense based on the likelihood of the event and its ability to reasonably estimate such amounts. The Company has approximately $58 and $55 accrued for interest and penalties as of January 3, 2016 and December 28, 2014, respectively. The decrease is due to the foreign exchange movement between the financial reporting currency and the functional currency for tax purposes, net of interest and penalty charges recorded.

8.	Income taxes cont’d

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In 2013, it was determined by management that a partial valuation allowance was required to be recorded against certain deferred tax assets associated with the U.S. jurisdiction as it was not more likely than not to be realized. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets. In 2015, management has concluded that a full valuation allowance is still required to be recorded against the Canadian, Asian and U.S jurisdiction deferred tax assets.

9.	Earnings (loss) per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

(Number of common shares)	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Basic weighted average shares outstanding	16,421,478	16,417,275	16,361,865
Dilutive stock options (a)	—	—	—

Diluted weighted average shares outstanding	16,421,478	16,417,275	16,361,865

(a)

For the periods ended January 3, 2016, December 28, 2014 and December 29, 2013, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive.

10.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company utilizes reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Revenues
Mexico	$142,738	$154,064	$189,825
Canada	—	—	13,098
US	33,088	46,652	47,303
China	55,155	57,909	58,543
Total	$230,981	$258,625	$308,769
Intersegment revenue
Mexico	$(488)	$(730)	$(5,283)
Canada	—	—	(2,539)
US	(286)	(16,775)	(20,344)
China	(9,591)	(12,543)	(9,919)

Total	$(10,365)	$(30,048)	$(38,085)
Net external revenue
Mexico	$142,250	$153,334	$184,542
Canada	—	—	10,559
US	32,802	29,877	26,959
China	45,564	45,366	48,624
Total segment revenue (which also equals consolidated revenue)	$220,616	$228,577	$270,684

Site Contribution
Mexico	$9,784	$8,860	$3,908
Canada	—	—	(779)
US	913	2,583	1,954
China	3,099	4,613	5,014
Total	$13,796	$16,056	$10,097

Corporate allocations	12,560	13,231	13,172
Unrealized foreign exchange (gain) loss on forward contracts	(616)	1,822	1,107
Restructuring charges	—	1,366	1,989
Interest expense	1,183	1,693	1,724
Earnings (loss) before income taxes	$669	$(2,056)	$(7,895)

10.	Segmented information cont’d

Capital expenditures:

The following table contains additions including those acquired through capital leases, to property, plant and equipment for 2015, 2014 and 2013:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
Mexico	$735	$2,962	$2,038
China	1,048	140	450
US	857	361	204
Segment total	2,640	3,463	2,692
Corporate and other	188	169	203
Total	$2,828	$3,632	$2,895

Segment assets:

	January 3, 2016	December 28, 2014
Property, plant and equipment (a)
Mexico	$10,674	$12,556
US	2,217	1,776
China	3,255	3,001
Corporate and other	297	257
Segment assets	$16,443	$17,590

Total segment assets
Mexico	$45,637	$56,350
US	11,069	10,367
China	23,523	19,905
Corporate and other	1,744	2,041
Total	$81,973	$88,663

(a)	Property, plant and equipment information is based on the principal location of the asset.

10.	Segmented information cont’d

Geographic revenues:

The following table contains geographic revenues based on our customer invoicing location:

	Year ended January 3, 2016	Year ended December 28, 2014	Year ended December 29, 2013
US	$167,229	$195,465	$225,462
Canada	31,275	25,066	34,558
Europe	4,481	2,067	719
Asia	3,336	5,922	9,945
Africa	14,295	57	—
Total	$220,616	$228,577	$270,684

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

During the period ended January 3, 2016, two customers individually comprised 13% and 11% of revenue from across all geographic segments. At January 3, 2016, these customers represented 8% and 4% of the Company’s trade accounts receivable.

During the period ended December 28, 2014 three customers individually comprised 31%, 12% and 10% of revenue from across all geographic segments. At December 28, 2014, these customers represented 21%, 12% and 3% of the Company’s trade accounts receivable.

During the period ended December 29, 2013 two customers individually comprised 36%, and 12% of revenue from across all geographic segments. At December 29, 2013, these customers represented 22%, and 18% of the Company’s trade accounts receivable.

11.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2016	$2,294
2017	1,199
2018	760
2019 and thereafter	—
Total	$4,253

11.	Commitments and contingencies cont’d

The Delaware General Corporation Law allows a corporation to eliminate the personal liability of directors to the corporation or to any of its stockholders for monetary damages for a breach of his fiduciary duty as a director, except in the case where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware corporate law or obtained an improper personal benefit. The Company has entered into indemnification agreements with each director which provide that the Company shall, subject to certain exceptions, indemnify and pay, advance or reimburse the costs of defense of such person who is made party to a proceeding by reason of their indemnified capacities. Each indemnified party agrees to repay any payment, advance or reimbursement of expenses made by the Company to such person if it is determined, following the final disposition of the claim, that the person is not entitled to indemnification by the Company with respect to a claim for which indemnification was obtained.

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at January 3, 2016 with respect to this indemnity.

Operating lease expense for the periods ended January 3, 2016, December 28, 2014 and December 29, 2013 was $2,358, $2,175 and $2,330, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 3, 2016 consist of insurance installments of $218 to be paid during 2016. Purchase obligations not recorded on the balance sheet as at December 28, 2014 consist of insurance installments of $231 paid during 2015. As at December 29, 2013, purchase obligations not recorded on the balance sheet consist of insurance installments of $254 that were paid during 2014.

Purchase obligations not recorded on the balance sheet as at January 3, 2016 consist of open non-cancellable purchase orders for raw materials for $13,215 to be paid during calendar year 2016. Purchase obligations not recorded on the balance sheet as at December 28, 2014 consist of open purchase orders for raw materials for $12,043 to be paid during calendar year 2015. Purchase obligations not recorded on the balance sheet as at December 29, 2013 consist of open purchase orders for raw materials for $37,540 to be paid during calendar year 2014.

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

12.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K Plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the plan were $157, $104 and $408 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

The Company has certain post-employment benefits related to employees in its Mexico facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $268 and $298 as at January 3, 2016 and December 28, 2014 respectively, which was classified within accrued liabilities in the consolidated balance sheet.

13.	Related Party Transactions

The Company incurred Director fees of $246, $307 and $187 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively. The Company incurred stock based compensation expenses related to stock based awards for Directors of $52, $3 and $35 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively. These charges were included in selling, general and administrative expenses.