Form 10-K/A
period 2016-01-03
SMTC CORP
filed 2016-04-29
CIK 1108320

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

Delawsmtscare

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

As of April 22, 2016, SMTC Corporation had 16,510,180 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016) is being filed in order to amend Items 10 through 14 of Part III. The information in Part III was omitted from the original filing in reliance on General Instruction G(3) to Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934 as amended (“the Exchange Act”), this Amendment No. 1 includes as exhibits new certifications under Exchange Act Rule 13(a)-14(a). With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of April 22, 2016, are as follows:

Name and Place of Residence	Age	Office
Clarke H. Bailey New Rochelle, New York	61	Director, Chair and member of the Compensation and Management Development Committee, Chair of the Board (1)
David Sandberg Boca Raton, Florida	43	Director, Chair and member of the Nominating and Governance Committee (3)(4)
Frederick Wasserman Pennington, New Jersey	61	Director, Chair and member of the Audit Committee (5)
J. Randall Waterfield New York, New York	42	Director (2)(4)
Sushil Dhiman Pleasanton, California	56	Director, President and Chief Executive Officer
Roger Dunfield Santa Cruz, California	45	Chief Financial Officer

(1)

Effective September 10, 2015, Clarke Bailey became chair of the Compensation and Management Development Committee. Lawrence Silber previously served as the chair of the Compensation and Management Development Committee until he resigned from the Board effective September 10, 2015. Effective September 10, 2015, Mr. Bailey became a member of the Nominating and Governance Committee, Mr. Silber had previously served until he resigned from the Board effective September 10, 2015.

(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation and Management Development Committee.
(4)	Member of the Audit Committee.
(5)

Effective September 10, 2015, Mr. Wasserman became a member of the Compensation and Management Development Committee, Mr. Silber had previously served as a member until he resigned from the Board effective September 10, 2015.

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

David Sandberg joined the Board of Directors in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  He is the portfolio manager of various funds managed by Red Oak Partners. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998-2002. Mr. Sandberg serves as the Chairman of the Board of Asure Software, Inc. and Cord Blood America, Inc., both of which are public companies, and as Chairman of the Board of Kensington Vanguard Group, a private company.  He also serves as a Director of Issuer Direct Corporation., a public company, and WTI Holdings, LLC, a private company.  Previously Mr. Sandberg served as a director of public companies EDCI, Inc., RF Industries, Ltd. and Planar Systems, Inc. Mr. Sandberg has experience serving as a member of and as Chairman of each of Audit, Compensation, Nominating & Governance, and Strategic committees for public companies.  He received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners LLC is SMTC’s largest stockholder. The Board believes that his experience serving as director on other public companies, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

Frederick Wasserman joined the Board of Directors in August 2013. Mr. Wasserman is an accomplished executive who has leveraged 40 years of business experience helping to create significant shareholder value with a number of companies. Mr. Wasserman has been the president, chief operating officer and chief financial officer for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC as well as the Chief Compliance Officer of Wynnefield Capital Inc., a stockholder of SMTC. He currently serves on the board of directors of Tapimmune Inc. since January 2016, MAM Software Group, Inc., National Holdings Corporation and DLH Holdings Corp. each of which is a publicly traded company. The Board believes that Mr. Wasserman’s experience serving as a director on publicly traded companies and significant management experience make him well qualified to serve as a director.

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield is the Chairman of Waterfield Group, a diversified financial services holding company that traces its origins to 1928. After selling the largest private mortgage company in the US and largest Indiana based bank in 2006 and 2007 respectively, Waterfield Group has diversified into technology, real estate, asset management and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is a member of the Board of Directors of YPO International, a member of Mensa, and a graduate of Harvard University. Mr. Waterfield currently also serves on the Board of Directors of Waterfield Enterprises, LLC, Asure Software Inc. (Nasdaq: ASUR), Kensington Vanguard Title, Waterfield Technologies, and the Culver Military Summer School. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, primarily responsible for institutional small capitalization growth portfolios. The Board believes that Mr. Waterfield’s experience in finance and M&A make him well qualified to serve as a director.

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

Roger Dunfield joined the Company in February 2016. He currently serves as the Company’s Chief Financial Officer. Mr. Dunfield is an experienced finance executive with over 20 years of experience in public accounting and the manufacturing industry.  He joins SMTC from Sanmina Corporation where he held a Vice President, Finance & Controller position in the CPS Division from 2010 until he joined the Company.  Prior to joining Sanmina, he held a number of finance positions of increasing responsibility for Merix Corporation. Mr. Dunfield brings diverse experience in financial & management reporting, business integration, systems implementation, financial planning & analysis and business partnering. Mr. Dunfield started his career in public accounting with PricewaterhouseCoopers LLP.

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized directors on the Board is currently fixed at seven, with two vacancies. The Board is currently composed of the five directors: Clarke H. Bailey, David Sandberg, J. Randall Waterfield, Frederick Wasserman and Sushil Dhiman. Lawrence Silber served as a director until September 10, 2015 when he resigned from serving on the Board.

During fiscal year 2015, the Board held 26 meetings, including regularly scheduled and special meetings with the three standing committees. During fiscal year 2015, each director attended more than seventy-five percent (75%) of the total number of meetings of the Board and the committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. One director then serving on the Board attended our 2015 Annual Meeting.

Board Committees

The Board has three standing committees: an Audit Committee, Compensation and Management Development Committee and a Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter that the Board adopted. All of the charters are publicly available on our website at www.smtc.com under the “Corporate Governance” link under the “Investor Relations” tab. You may also obtain a copy of our charters upon written request to our Investor Relations Department at our principal executive offices.

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members annually and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2015 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members

Audit Committee	6	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield

Compensation and Management Development Committee	6	Clarke H. Bailey (Chair) (1), Frederick Wasserman (1), David Sandberg, Lawrence Silber (Chair) (1),

Nominating and Governance Committee	2	David Sandberg (Chair), J. Randall Waterfield, Clarke Bailey (2), Lawrence Silber (2),

_____________________________

(1)

Lawrence Silber served as the chair of the Compensation and Management Development Committee until September 10, 2015. Mr. Bailey was appointed as the chair of the Compensation and Management Development Committee on September 10, 2015. Mr. Wasserman joined the Compensation and Management Development Committee on September 10, 2015.

(2)	Mr. Silber served as a member of the Nominating and Governance Committee until he resigned from the Board effective September 10, 2015. Mr. Bailey joined the Nominating and Governance Committee on September 10, 2015.

Director Independence

The Board has determined that each of Clarke H. Bailey, David Sandberg, J. Randall Waterfield and Frederick Wasserman is an “independent director” as defined in the rules of the NASDAQ Stock Market (“NASDAQ Rules”).

All members of the Nominating and Governance Committee are “independent directors” as defined in and as required by the NASDAQ Rules.

All Audit Committee members are “independent directors” as defined in the NASDAQ Rules and Rule 10A-3(b)(1) under the Exchange Act, and as required by the NASDAQ Rules.

All Compensation Committee members are “independent directors” as defined in and as required by the NASDAQ Rules.

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling their responsibility to stockholders, potential stockholders and the investment community in monitoring the Company’s accounting and reporting practices, the Company’s systems of internal accounting and financial controls, the Company’s compliance with legal and regulatory requirements related to financial reporting, the qualifications and independence of the Company’s independent auditor, the performance of the Company’s independent auditor, and the quality and integrity of the Company’s financial reports. The Audit Committee has the sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The independent auditor reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and unaudited quarterly financial statements, the disclosures in the Company’s annual and quarterly reports, critical accounting policies and practices used by the Company, the Company’s internal control over financial reporting, and the Company’s major financial risk exposures. The Board of Directors has adopted a written charter for the Audit Committee, which is available on the Company’s website.

The Audit Committee consists of Frederick Wasserman (Chair), David Sandberg and J. Randall Waterfield. The Board has determined that Mr. Wasserman, who is currently the chairman of the Audit Committee, and Mr. Sandberg are “audit committee financial experts” as defined by the applicable rules of the SEC.

Compensation and Management Development Committee

The Compensation and Management Development Committee is responsible for discharging the Board’s duties relating to executive compensation. The Committee makes all decisions regarding the compensation of the executive officers with input and recommendations from the Chief Executive Officer (except with respect to compensation decisions for the Chief Executive Officer himself). In addition, the Committee is responsible for administering the Company’s executive compensation program. The Committee reviews both short-term and long-term corporate goals and objectives with respect to the compensation of the Chief Executive Officer and the other executive officers. The Committee also reviews and discusses with management the impact of the Company’s compensation policies and practices on risk-taking within the Company. The Committee evaluates at least once a year the performance of the Chief Executive Officer and other executive officers in light of these goals and objectives and, based on these evaluations, approves the compensation of the Chief Executive Officer and the other executive officers. The Committee also reviews and recommends to the Board incentive-compensation plans that are subject to the Board’s approval. The Board of Directors has adopted a written charter for the Compensation and Management Development Committee, which is available on the Company’s website.

In 2015, the Compensation and Management Development Committee utilized the services of a compensation consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed solely of independent directors, and participates in the search for qualified directors. The criteria for selecting nominees for election as directors of the Company includes experience in the operation of public companies, accomplishments, education, skills, and the highest personal and professional integrity. The candidate must be willing and available to serve and should represent the interests of all stockholders, and not of any special interest group. After conducting an initial evaluation of a candidate, the Committee will interview that candidate if it believes the candidate might be suitable to be a director and will also ask the candidate to meet with other directors and management. If the Committee believes a candidate would be a valuable addition to the Board of Directors, it will recommend to the full Board that candidate’s election to the Board.

The Nominating and Corporate Governance Committee does not have a formal written policy with regard to considering diversity in identifying nominees for directors, but, when considering director candidates, it seeks individuals with backgrounds and skills that, when combined with those of the Company’s other directors, bring a broad range of complementary skills, expertise, industry and regulatory knowledge, and diversity of perspectives to build a capable, responsive and effective Board. Diversity considerations for a director nominee may vary at any time according to the particular area of expertise being sought to complement the existing Board composition.

A stockholder wishing to nominate a candidate should forward the candidate’s name and a detailed background of the candidate’s qualifications to the Secretary of the Company in accordance with the procedures outlined in the Company’s by-laws. The Board of Directors has adopted a written charter for the Nominating and Governance Committee, which is available on the Company’s website.

Code of Ethics

The Board has adopted a Code of Ethics and Conduct which is available on the Company’s website at www.smtc.com or in print without change to any person who requests such document in writing. Any such request should be made to the Company at 635 Hood Road, Markham, Ontario, Canada L3R 4N6 Attn: Chief Financial Officer.

Communications with Directors

The Board has provided a process by which stockholders or other interested parties can communicate with the Board or with the non-management directors as a group. All such questions or inquiries should be directed to the President and Chief Executive Officer, Sushil Dhiman, who can be reached at sushil.dhiman@smtc.com. Mr. Dhiman will review and communicate pertinent inquiries to the Board or, if requested, the non-management directors as a group.

Leadership Structure

As part of the Company’s continued orderly transition in its leadership, the Board determined that it was in the best interests of the Company and its stockholders for separate individuals to serve as Chair of the Board and Chief Executive Officer, while recognizing that there may be circumstances in the future that would lead to the same individual serving in both capacities. The Company believes this leadership structure has been the most appropriate for it because the Board has been able to rely upon the experience and perspective Mr. Bailey has gained from serving both as a Director and while temporarily serving as the Company’s Executive Chair and Interim Chief Financial Officer during 2013 and 2014. Mr. Bailey fulfills his responsibilities as Chair through close interaction with management and all Directors.

Board Role in Risk Oversight

The Board is responsible for consideration and oversight of the risks facing the Company. The Board manages this oversight directly and through the Audit Committee and Compensation and Management Development Committee. The Board is kept informed by various reports provided to it on a regular basis, including reports made by management at the Board and Audit Committee and Compensation and Management Development Committee meetings. The Audit Committee performs a central oversight role with respect to financial and compliance risks, and the Audit Committee regularly reviews these risks with the full Board. The Compensation and Management Development Committee reviews and discusses with management the impact of the Company’s compensation policies and practices on risk taking within the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and any persons who directly or indirectly hold more than 10% of the Company’s common stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

Based on the Company’s review of copies of such forms it has received from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner during fiscal year 2015.

Item 11. Executive Compensation

Director Compensation

Effective December 11, 2014, the Board approved a revised compensation plan effective December 29, 2014 (commencement of fiscal year 2015) whereby the independent directors will earn USD $40,000 per year for serving on the Board. The Chairman of the Audit Committee will earn an additional retainer of USD $10,000, the Chairman of the Compensation and Management Development Committee will earn an additional retainer of USD $7,000 and the Chairman of the Nominating and Governance Committee will earn an additional retainer of USD $3,000. The Board Chair may be awarded additional cash and equity compensation if circumstances warrant. Annual equity compensation would also be provided to independent directors with an aggregate value of USD $20,000 to be issued in the form of either stock options of restricted stock units. Annual equity compensation would also be provided to the Board Chair with an aggregate value of USD $50,000 to be issued in the form of either stock options of restricted stock units. Board fees will be reduced on a prorated basis for nonattendance.

The following table outlines the compensation to the Board of Directors for the period ended January 3, 2016:

Name	Fees Earned or Paid in Cash ($)	Fees Earned In equity awards (a) ($)
Clarke Bailey	$80,000	$50,000
Lawrence Silber (b)	$32,951	$20,000
David Sandberg	$43,000	$20,000
J. Randall Waterfield	$40,000	$20,000
Frederick Wasserman	$50,000	$20,000

(a)

Stock based compensation for Directors which were granted on December 11, 2014 and vested over a 12 month period. Mr. Bailey’s compensation includes stock based compensation of $25,000 for stock options and $25,000 for restricted stock units. All other Directors include stock based compensation of $10,000 for stock options and $10,000 for restricted stock units.

(b)	Mr. Silber resigned from the Board effective September 10, 2015.

EXECUTIVE COMPENSATION AND RELATED
INFORMATION SUMMARY COMPENSATION TABLE

The table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and restricted stock units (“RSU”) in the fiscal year computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSUs are calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended January 3, 2016, and for which we recognize expense ratably over the vesting period.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (a)	Stock Awards ($)(a)	Bonus ($)(b)	All Other Compensation ($) (c)	Total ($)
Sushil Dhiman President and Chief Executive Officer	2015	$370,000	$-	$-	$50,000	$5,000	$425,000
	2014	$329,493	$67,000	$384,000	$283,663	$22,000	$1,086,156
Jim Currie (1) Interim Chief Financial Officer	2015	$319,948	$-	$-	$-	$-	$319,948
	2014	$245,795	$-	$-	$-	$-	$245,795

(1)

Mr. Currie was hired as Interim CFO and as a consultant, effective April 16th, 2014. The 2014 and 2015 salary amounts included in the compensation table are reported in U.S dollars converted from Canadian dollars using a twelve month average exchange rate of USD $1.00 to CAD $1.10 and USD $1.00 to CAD $1.27, respectively. The amounts listed in the salary column represent amounts paid as fees to the Knightsbridge Human Capital Management Inc. for Mr. Currie’s consulting services.

(a)	The amounts disclosed in this column represent the aggregate grant date fair value of option awards granted during fiscal year computed in accordance with ASC 718. The fair values of these option awards and RSUs were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements. No awards were granted in 2015.

(i)

Mr. Dhiman was granted 87,433 stock options on December 11, 2014, with a Black-Scholes fair value of $0.77 per share and an exercise price of $1.80 per share. The stock options vest ratably over a three-year period. Mr. Dhiman was also granted 109,170 RSUs on January 6, 2014, at a fair value of $2.29 per unit (equaling the grant date closing stock price) issuable on January 6, 2017. Mr. Dhiman was also granted 37,222 RSUs on December 11, 2014, at a fair value of $1.80 per unit (equaling the grant date closing stock price) issuable on December 11, 2015. Mr. Dhiman was also granted 37,222 RSUs on December 11, 2014, at a fair value of $1.80 per unit issuable on December 11, 2017 if certain performance based criteria were met. In accordance with ASC 718, we record expense for this grant ratably over the vesting period respectively.

(b)

Amount disclosed for fiscal 2014 represents the short term incentive plan bonus earned by Mr. Dhiman as approved by the Board of Directors. This bonus was paid in April 2015. Amount disclosed for fiscal 2015 represented the discretionary bonus earned by Mr. Dhiman as approved by the Board of Directors.

(c)	Amount disclosed as other compensation represents the 2014 and 2015 housing allowances paid to Mr. Dhiman as approved by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and outstanding RSUs for each executive officer outstanding as at January 3, 2016. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

	Option Awards				Stock Awards
					Equity	Plan
					Incentive	Awards:
		Number of			Plan Awards: Number of Unearned Shares, Units or	Market or Payout Value of Unearned Shares, Units or
	Number of	Securities			Other	Other
	Securities	Underlying			Rights	Rights
	Underlying	Unexercised	Option		That	That
	Unexercised	Unearned	Exercise	Option	Have Not	Have Not
	Options	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	($)	Date	(#)	($)

Sushil Dhiman	87,433	58,289	1.80	12/11/2024
Sushil Dhiman					109,170	249,999
Sushil Dhiman					37,222	67,000

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 22, 2016, the number of shares beneficially owned and the percentage ownership for:

●     each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

●     each named executive officer named in our summary compensation table and each current director; and

●     all executive officers and current directors as a group.

As of April, 22 2016, our outstanding common stock consisted of 16,510,180 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 22, 2016. The inclusion in the table of any shares, however, does not constitute an admission that the named person is a direct or indirect beneficial owner of those shares for any other purpose.

		Shares Beneficially Owned
Name and Address	Shares	Options/ Warrants	Total	Percentage of Shares Beneficially Owned(*)
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	2,823,349	20,230	2,843,579	17.2%
1969 SW 17th Street
Boca Raton, Florida 33486

Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	1,392,832	--	1,392,832	8.4%

Directors and Named Executive Officers:
Clarke Bailey	87,889	100,576	188,465	1.1%
David Sandberg (1)	2,823,349	20,230	2,843,579	17.2%
J. Randall Waterfield	451,079	20,230	471,309	2.9%
Frederick Wasserman	5,556	20,230	25,786	0.2%
Sushil Dhiman	112,500	29,144	141,644	0.9%
Jim Currie	--	--	--	--
All Directors and Executive Officers as a group (6 persons)	3,480,373	190,410	3,670,783	22.3%

* The number of shares of Common Stock deemed outstanding on April 22, 2016 with respect to a person or group includes (a) 16,510,180 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within 60 days of April 22, 2016 by the person or group in question.

(1)	Mr. Sandberg directly owns 648,956 share shares of common stock and indirectly owns 2,174,393 shares of common stock as per Form 4 filings with SEC and as summarized below;

Red Oak Partners, LLC ("ROP") serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the "Fund"), the direct owner of 1,088,470 shares. David Sandberg is the managing member of ROP and the Fund's portfolio manager.

ROP serves as a managing member of Pinnacle Capital Partners, LLC, a Florida limited liability company ("Pinnacle Partners"). Pinnacle Partners is the general partner of Pinnacle Opportunities Fund, LP, a Delaware limited partnership ("Pinnacle Fund"), the direct owner of 501,308 shares.

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the "Long Fund"), the direct owner of 523,679 shares. David Sandberg is the managing member of ROP and the Long Fund's portfolio manager.

ROP serves as the general partner of The Red Oak Institutional Founders Long Fund, LP, a Delaware limited partnership (the "Founders Fund"), the direct owner of 49,955 shares. David Sandberg is the managing member of ROP and the Founders Fund's portfolio manager.

ROP serves as the investment manager and has trading and voting authority over shares held in a separate managed account held by Wolverine Trading LLC (“Wolverine”) the direct owner of 10,981 shares.  David Sandberg is the managing member of ROP.

(2)

Includes shares of Common Stock held by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Small Cap Value Offshore Fund, Ltd. and Wynnefield Capital, Inc. Profit Sharing Plan as disclosed in Schedule 13D/A filed with SEC on May 12, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

The Company uses a combination of Company policies and established review procedures, including adherence to NASDAQ Rules, to ensure related party transactions are reviewed, approved and ratified, as appropriate. We do not maintain these policies and procedures under a single written policy.

The Nominating and Corporate Governance Committee is responsible for considering and reporting to the Board any questions of possible conflicts of interest involving the Company’s directors. The Board of Directors is further required to meet the independence standards set forth in the NASDAQ Rules. The Company’s Corporate Code of Ethics and Conduct, which applies to all directors, officers and employees, provides guidance on matters such as conflicts of interest and purchasing integrity, among others.

We require that each director and officer complete a questionnaire annually. The questionnaire requires positive written affirmation regarding related party transactions that may constitute a conflict of interest, including: any transaction or proposed transaction in excess of $120,000 involving the director or officer or an immediate family member and the Company, a subsidiary or any pension or retirement savings plan; any indebtedness to the Company; dealings with competitors, suppliers or customers; any interest in real or personal property in which the corporation also has an interest; and the potential sale of any real or personal property or business venture or opportunity that will be presented to the Company for consideration. We review each questionnaire to identify any transactions or relationships that may constitute a conflict of interest, require disclosure, or affect an independence determination.

For situations in which it is either clear that a conflict of interest exists or there is a potential conflict of interest, the related director or officer is obligated to recuse himself from any discussion on the business arrangement. That director or officer does not participate in approving or not approving the related transaction.

The Compliance Officer, together with our Chief Executive Officer, or the Nominating and Corporate Governance Committee and Board of Directors review transactions involving directors and/or officers that either clearly represent or may represent a conflict of interest. They determine whether these transactions are on terms as fair as if the transactions were on an arm’s length basis. If the Compliance Officer or the Nominating and Corporate Governance Committee were to determine that a transaction is not on terms as fair as if it were on an arm’s length basis, the transaction would be modified such that the transaction were as fair as if it were on an arm’s length basis.

Other than as set forth below, there were no transactions required to be reported under Item 404(a) that were not required to be reviewed or where the Company’s policies and procedures for review were not followed in 2014.

Agreements with CEO and Interim CFO

The Company entered into an employment offer letter dated December 16, 2013 with Mr. Dhiman (the “Offer Letter”) under which he is employed as President and Chief Executive Officer. The Offer Letter has not specified term and Mr. Dhiman’s employment is on an at-will basis. Mr. Dhiman’s salary is reviewed and may be adjusted annually. Mr. Dhiman participates in the Company’s short-term incentive plan and, beginning in 2015, will be eligible to receive annual long-term equity awards. Mr. Dhiman will receive severance benefits if his employment is terminated by him for good reason, by the Company without cause or either party following a change in control.

Effective April 16, 2014, the Company entered into an interim management services agreement with Knightsbridge Interim Management Inc. (the “Management Service Agreement”) and a letter of agreement (the “Letter of Agreement”) with Mr. Currie pursuant to which he provides services as Interim Chief Financial Officer. The Letter of Agreement stipulates that Mr. Currie will be paid by Knightsbridge Interim Management Inc. and will not be entitled to participate in any insurance (other than director and officer insurance and errors and omissions insurance coverage maintained on his behalf), health, welfare or other benefit plans or remunerations available to SMTC's employees except for reimbursement of pre-approved travel and other expenses incurred in this position. The Letter Agreement also requires that SMTC indemnify Mr. Currie in connection with the performance of his duties as Interim Chief Financial Officer. The Management Services Agreement and Letter Agreement, was terminated effective February 26, 2016.

SMTC has entered into an employment offer letter dated January 25, 2016 with Mr. Dunfield (the “Employment Letter”) under which he provides services as Chief Financial Officer. The Employment Letter has no specified term and Mr. Dunfield’s employment will be on an at-will basis. Under the Employment Letter, Mr. Dunfield will receive an annual base salary of $225,000, subject to annual review. He will also be eligible for an annual bonus under SMTC’s short-term incentive plan with a target amount of 30% of base salary. The actual amount of the annual bonus will be based upon SMTC’s financial performance and Mr. Dunfield’s performance.

For 2017, subject to Compensation Committee approval, Mr. Dunfield will be eligible to receive annual long-term equity awards. The grant date value of such awards will be 30% of Mr. Dunfield’s base salary. Mr. Dunfield will also receive an initial equity award, which will vest on the first and second anniversaries of the grant date.

If SMTC terminates Mr. Dunfield’s employment without cause or if Mr. Dunfield terminates his employment for good reason, SMTC will offer him severance benefits consisting of six months’ continuing salary and payment for accrued and unused vacation (to the extent required by applicable law). In addition, if Mr. Dunfield’s employment is terminated by SMTC without cause, or by Mr. Dunfield for good reason, in connection with or within 12 months following a change in control of SMTC, Mr. Dunfield will receive 12 months’ continuing salary, payment for accrued and unused vacation (to the extent required by applicable law), and all then-outstanding and unvested equity awards will fully vest upon such termination. Mr. Dunfield will be eligible to participate in the benefit programs generally available to executive officers of SMTC.

Item 14. Principal Accounting Fees and Services

The Company changed its independent registered public accounting firm in 2014 from KPMG LLP to PricewaterhouseCoopers LLP (“PwC LLP”). Set forth below are the fees incurred by the Company to its independent registered public accounting firms, KPMG LLP and PwC LLP, for the fiscal periods indicated.

	2015	2014
Audit fees	$437,210	$656,834
Audit-related fees	142,945	—
Tax fees	61,198	81,345

Total fees	$641,353	$738,178

The amounts are presented in USD and converted using average twelve month exchange rate of USD $1.00 to CAD $1.27 and USD $1.00 to CAD $1.10 for 2015 and 2014, respectively.

Audit Fees — Consists of fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements; the reviews of the Company’s quarterly results of operations and quarterly reports on Form 10-Q. Fees incurred during 2015 consisted of $437,210 payable to PwC LLP.

Audit Related Fees — Consists of fees for professional services related to the performance of the audit of the Company’s consolidated financial statements and the reviews of the Company’s quarterly results of operations and reports on Form 10-Q that are not included in audit fees. Fees incurred during 2015 consisted of $123,334 payable to PwC LLP.

Tax Fees — Consists of fees for professional services related to tax compliance, planning and consulting services. Fees incurred during 2015 consisted of $61,198 payable to PwC LLP.

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

SMTC CORPORATION

By:	/s/ Sushil Dhiman
Name:	Sushil Dhiman

Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roger Dunfield
Name:	Roger Dunfield

Title:	Chief Financial Officer (Principal Accounting Officer)

Date: April 29, 2016

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2016.

31.2	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2016.