Form 10-Q
period 2016-04-03
SMTC CORP
filed 2016-05-06
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 5, 2016, SMTC Corporation had 16,510,180 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	27

PART II OTHER INFORMATION		27

Item 1A	Risk factors	27

Item 6	Exhibits	29

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 3, 2016	January 3, 2016
Assets
Current assets:
Cash	$2,076	$6,099
Restricted cash (note 3)	695	805
Accounts receivable — net (note 3)	26,751	29,885
Inventories (note 3)	25,420	25,877
Prepaid expenses and other assets	1,960	1,983
Derivative assets (note 9)	67	—
Income taxes receivable	337	461
Deferred income taxes — net	398	352
	57,704	65,462
Property, plant and equipment — net (note 3)	16,012	16,443
Deferred financing costs — net	59	68
	$73,775	$81,973
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,453	$31,045
Accrued liabilities (note 3)	4,361	5,562
Derivative liabilities (note 9)	1,108	2,087
Income tax payable	341	502
Revolving credit facility (note 4)	9,773	10,721
Current portion of long-term debt (note 4)	1,000	1,000
Current portion of capital lease obligations	548	538
	42,584	51,455
Long-term debt (note 4)	3,750	4,000
Capital lease obligations	82	222

Shareholders’ equity:
Capital stock (note 5)	391	391
Additional paid-in capital	264,601	264,505
Deficit	(237,633)	(238,600)
	27,359	26,296
	$73,775	$81,973

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	April 3, 2016	March 29, 2015
Revenue	$41,920	$48,714
Cost of sales (note 9)	37,040	45,086
Gross profit	4,880	3,628
Selling, general and administrative expenses	3,553	3,665
Restructuring charges (note 10)	176	—
Gain on disposal of property, plant and equipment	(5)	—
Operating income (loss)	1,156	(37)
Interest expense (note 3)	231	310
Income (loss) before income taxes	925	(347)
Income tax expense (recovery) (note 6):
Current	4	172
Deferred	(46)	(95)
	(42)	77
Net income (loss) and comprehensive income (loss)	967	(424)
Net income (loss) per share:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Weighted average number of shares outstanding (note 7):
Basic	16,485,883	16,417,276
Diluted	17,524,552	16,417,276

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 3, 2016

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, January 3, 2016	$391	$264,505	$(238,600)	$26,296
Stock-based compensation	—	96	—	96
Net income	—	—	967	967
Balance, April 3, 2016	$391	$264,601	$(237,633)	$27,359

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 3, 2016	March 29, 2015
Cash provided by (used in):
Operations:
Net income (loss)	$967	$(424)
Items not involving cash:
Depreciation	1,000	1,026
Unrealized (gain) loss on derivative financial instruments	(1,046)	318
Gain on disposal of property, plant and equipment	(5)	—
Deferred income taxes	(46)	(95)
Amortization of deferred financing fees	9	8
Stock-based compensation	96	90
Change in non-cash operating working capital:
Accounts receivable	3,134	4,964
Inventories	457	(3,216)
Prepaid expenses and others assets	23	48
Income taxes receivable/payable	(37)	(16)
Accounts payable	(5,674)	(1,286)
Accrued liabilities	(1,180)	355
	(2,302)	1,772
Financing:
Net repayment of revolving credit facility	(948)	(1,239)
Repayment of long-term debt	(250)	—
Principal repayment of capital lease obligations	(130)	(357)
	(1,328)	(1,596)
Investing:
Restricted cash	110	—
Purchase of property, plant and equipment	(572)	(451)
Proceeds from disposal of property, plant and equipment	69	—
	(393)	(451)
Decrease in cash	(4,023)	(275)
Cash, beginning of period	6,099	5,447
Cash, end of the period	$2,076	$5,172

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	308	140

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2016. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at January 3, 2016 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

2.	Recently Adopted Accounting Pronouncements

In June 2014, the FASB published ASU 2014-12 Topic 718: Compensation – Stock Compensation. The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2014-12 had no impact on our consolidated financial statements.

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Presentation of Debt Issuance Costs. The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-03 had no impact on our consolidated financial statements as our current debt issuance costs are not eligible to report as a direct deduction from the corresponding debt.

In April 2015, the FASB published ASU 2015-04: Retirement Benefits (Topic 715). The amendments intend to reduce complexity by providing a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The adoption of ASU 2015-04 had no impact on our consolidated financial statements.

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

2.	Recent Accounting Pronouncements Cont’d

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

In January 2016, the FASB published ASU 2016-01: Financial Instruments - Overall (Topic 825-10). The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined.

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

In March 2016, the FASB published ASU 2016-09: Compensation – Stock Compensation (Topic 718). The amendment simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Some of the areas for simplification apply only to nonpublic entities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined.

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. The amendments of this update do not change the core principles of the guidance. The amendment of this ASU is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

Restricted cash

	April 3, 2016	January 3, 2016
Restricted cash	$695	$805

Restricted cash pertains to deposits which have been guaranteed to a government agency pertaining to estimated value added taxes (VAT) on imported raw materials inventory in Suzhou, China. Cash is generally restricted for a contractual term of 12 months or less and is released when the finished goods are exported or the expected imported raw materials are cancelled.

Accounts receivable – net:

	April 3, 2016	January 3, 2016
Trade accounts receivable	$25,942	$28,797
Other receivables	1,055	1,347
Allowance for doubtful accounts	(246)	(259)
Accounts receivable—net	$26,751	$29,885

Inventories:

	April 3, 2016	January 3, 2016
Raw materials	$17,911	$19,385
Work in process	2,254	1,416
Finished goods	4,681	4,400
Parts	574	676
Inventories	$25,420	$25,877

Inventories are recorded net of a provision for obsolescence as at April 3, 2016 and January 3, 2016 of $816 and $673 respectively.

3.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	April 3, 2016	January 3, 2016
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a)	31,058	30,707
Office furniture and equipment	637	599
Computer hardware and software (b)	3,463	3,447
Leasehold improvements	3,303	3,232
	49,961	49,485
Less accumulated depreciation:
Land	—	—
Buildings	(7,834)	(7,719)
Machinery and equipment (a)	(20,870)	(20,347)
Office furniture and equipment	(508)	(496)
Computer hardware and software (b)	(2,454)	(2,284)
Leasehold improvements	(2,283)	(2,196)
	(33,949)	(33,042)
Property, plant and equipment—net	$16,012	$16,443

(a)

Included within machinery and equipment were assets under capital leases with costs of $1,660 and $2,528 and associated accumulated depreciation of $435 and $865 as of April 3, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended April 3, 2016 and March 29, 2015 was $80 and $124, respectively.

(b)

Included within computer hardware and software are assets under capital leases with costs of $119 as at April 3, 2016 and January 3, 2016 and associated accumulated depreciation of $96 and $86 as at April 3, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended April 3, 2016 and March 29, 2015 was $10 and $19, respectively.

3.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	April 3, 2016	January 3, 2016
Customer related	$917	$1,852
Payroll	2,441	2,649
Professional services	268	367
Restructuring	156	—
Vendor related	350	383
Other	229	311
Accrued liabilities	$4,361	$5,562

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended
	April , 2016	March 29, 2015
Revolving credit facility	166	260
Long-term debt	39	—
Amortization of deferred financing fees	9	8
Obligations under capital leases	17	42
Interest expense	$231	$310

4.	Debt

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) with a term to January 2, 2018 which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility (collectively the “PNC Facilities”).. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.50%. The base commercial lending rate should approximate prime rate. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.00%.

The maximum amount of funds available under the PNC Revolving Credit Facility is $35,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility. The PNC Long-Term Debt Facility of $5,000 which matures on January 2, 2018 with quarterly principal payments of $250 commencing on April 1, 2016.

At April 3, 2016, $9,773 (January 3, 2016 - $10,721) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At April 3, 2016, $4,750 (January 3, 2016 – $5,000) was outstanding under the PNC Long-Term Debt Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the twelve months ended April 3, 2016 and thereafter on a rolling twelve month basis until January 2, 2018.

The Company is in compliance with the financial covenants included in the PNC Facilities as of April 3, 2016.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 3, 2016	16,417,276	$391
Share issuance	25,125	—
Balance at April 3, 2016	16,510,180	391
Total Common Shares	16,510,180	$391

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. New stock options of 155,403 were granted during the three month period ended April 3, 2016. A summary of stock option activity for the three month period ended April 3, 2016 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2016	655,114	$1.98	—	6.5

Options granted	155,403	$1.34
Forfeited	(18,603)	$3.14
Outstanding at April 3, 2016	791,914	$1.85	$—	6.97
Exercisable at April 3, 2016	394,098	$2.07	$—	5.32

During the three month periods ended April 3, 2016 and March 29, 2015, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $21 and $33, respectively.

5.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. There were 595,339 RSU’s granted during the three months ended April 3, 2016. A summary of the RSU activity for the three month period ended April 3, 2016 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 3, 2016	479,564	$1.88	1.51
RSU forfeited	(11,111)	$1.80
RSU vested and issued in shares	(25,125)	1.99
RSU granted	595,339	1.33
Outstanding balance at April 3, 2016	1,038,669	$1.56	1.91

Certain RSUs granted during the first quarter of 2016 have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended April 3, 2016 and March 29, 2015 related to the restricted stock units was $75 and $57.

6.	Income taxes

During the three months ended April 3, 2016, the Company recorded current income tax expenses of $70 on profits in certain foreign jurisdictions which was partially offset by recoveries of income taxes in the U.S. of $66. During the three months ended March 29, 2015, the Company recorded a current income tax expense of $172 primarily related to minimum taxes and taxes on profits in certain jurisdictions. For the three months ended April 3, 2016 and March 29, 2015 deferred income tax recoveries of $46 and $95, respectively was recorded on temporary differences related to the Mexican operations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. The U.S., Canadian and Asian jurisdiction continue to have a full valuation allowance recorded against the deferred tax assets.

7.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 3, 2016	March 29, 2015
Basic weighted average shares outstanding	16,485,883	16,417,276
Dilutive stock awards (a) (b)	1,038,669	—
Diluted weighted average shares outstanding	17,524,552	16,417,276

(a)

For the three months ended April 3, 2016, as a result of net income from operations, dilutive options were determined using the treasury stock method with an average stock price of $1.34. No dilutive stock options were calculated as no outstanding options were considered in-the-money. Dilutive stock awards were calculated as 1,038,669 related to outstanding unvested restricted stock units.

(b)

For the three months ended March 29, 2015, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the period, dilutive stock awards would have been calculated as 470,803 related to outstanding unvested restricted stock units.

8.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company utilizes reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended
	April 3, 2016	March 29, 2015
Revenues
Mexico	$26,792	$35,607
China	11,657	9,342
U.S.	5,958	6,578
Total	$44,407	$51,527
Intersegment revenue
Mexico	$(116)	$(105)
China	(2,309)	(2,664)
U.S.	(62)	(44)
Total	$(2,487)	$(2,813)
Net external revenue
Mexico	$26,676	$35,502
China	9,348	6,678
U.S.	5,896	6,534
Total segment revenue (which also equals consolidated revenue)	$41,920	$48,714
Site Contribution
Mexico	$2,528	$2,896
China	615	305
U.S.	32	(6)
Total	$3,175	$3,195
Corporate allocations	2,889	2,914
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(1,046)	318
Interest	231	310
Restructuring charges	176	—
Income (loss) before income taxes	$925	$(347)

8.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	April 3, 2016	March 29, 2015
Mexico	$181	$83
China	159	375
U.S.	237	6
Segment total	577	464
Corporate and other	56	26
Total	$633	$490

Property, plant and equipment (a)

	April 3, 2016	January 3, 2016
Mexico	$10,220	$10,674
China	3,194	2,217
U.S	2,292	3,255
Corporate and other	306	297
Segment assets	$16,012	$16,443

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 3, 2016 and March 29, 2015:

	Three months ended
	April 3, 2016	March 29, 2015
U.S.	$29,184	$40,975
Canada	8,964	5,593
Europe	791	1,331
China	1,111	732
Africa	1,870	83
Total	$41,920	$48,714

8.	Segmented information cont’d

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

During the three months ended April 3, 2016, two customers exceeded 10% of total revenues, comprising 14.2% and 14.0%, respectively of total revenue across all geographic segments. For the three months ended March 29, 2015, three customers exceeded 10% of total revenues, comprising 21.4%, 17.6% and 10.8%.

As of April 3, 2016, the top two customers represented 12.0% and 4.7%, respectively (January 3, 2016, 16.8% and 3.8% respectively) of the Company’s trade accounts receivable.

9.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the nine remaining months of fiscal 2016 and first three months of fiscal 2017. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net earnings in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at April 3, 2016:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD $7,800	$5,928
Mexican Peso	Buy	MXN 272,551	$16,550

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on April 3, 2016 was $1,046 (March 29, 2015 – $318 unrealized loss) which was included in cost of sales in the interim consolidated statement of operations and comprehensive income (loss). The realized loss on settled contracts was $932 (March 29, 2015 – realized loss $854), which is also included in of cost of sales. Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	April 3, 2016	January 3, 2016
Average USD:CAD contract rate	1.31	1.26
Average USD:CAD mark-to-market rate	1.30	1.38
Average USD:PESO contract rate	16.51	15.88
Average USD:PESO mark-to-market rate	17.65	17.47

The derivative asset as at April 3, 2016 was $67 ($Nil as at January 3, 2016 ) and derivative liabilities as at April 3, 2016 was $1,108 ($2,087 as at January 3, 2016) which reflected the fair market value of the unsettled forward foreign exchange contracts.

10.	Restructuring charges

For the three months ended April 3, 2016, one employee was terminated in the Markham facility which resulted in severance charges of $176 based on the termination payments which will be paid monthly until the first quarter of 2017.

Severance

Balance as at January 3, 2016	$—
Charges	176
Payments	(20)

Balance as at April 3, 2016	$156

11.	Commitments

Purchase obligations not recorded on the balance sheet as at April 3, 2016 consist of open non-cancellable purchase orders for raw materials for $11,199 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at January 3, 2016 consisted of open non-cancellable purchase orders for raw materials for $13,215 to be paid during calendar year 2016.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 17, 2016. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 17, 2016, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. We may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,170 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 3, 2016 compared with the quarter ended March 29, 2015:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended April 3, 2016		Three months ended March 29, 2015		Change 2015 to 2016
	$	%	$	%	$	%
Revenue	41.9	100.0	48.7	100.0	(6.8)	(14.0)
Cost of sales	37.0	88.3	45.1	92.6	(8.1)	(18.0)
Gross profit	4.9	11.7	3.6	7.4	1.3	36.1
Selling, general and administrative expenses	3.5	8.4	3.6	7.4	(0.1)	(2.8)
Restructuring charges	0.2	0.5	—	0.0	0.2	—
Operating income (loss)	1.2	2.8	(0.0)	(0.0)	1.2	—
Interest expense	0.2	0.5	0.3	0.6	(0.1)	(33.3)
Income (loss) before income taxes	1.0	2.3	(0.3)	(0.6)	1.3	422.6
Income tax expense (recovery)
Current	0.0	—	0.2	0.4	(0.2)	(100.0)
Deferred	(0.0)	—	(0.1)	(0.2)	0.1	100.0
	(0.0)	—	0.1	0.2	(0.1)	(100.0)
Net income (loss)	1.0	2.3	(0.4)	(1.0)	1.4	343.9

Revenue

Revenue decreased by $6.8 million, from $48.7 million for the first quarter of 2015 to $41.9 million for the first quarter of 2016 mainly due to $14.7 million in reduced volumes relating to two long standing customers. This was partially offset by increased volumes of $4.2 million with three long standing customers in addition to increased revenues of $2.1 million with two new customers the Company commenced business with in 2015. There was additional revenue of $2.4 million from new customer business in the first quarter of 2016.

During the first quarter of 2016, revenue from the industrial sector decreased by $7.6 million to $18.4 million compared with $26.0 million for the same period in 2015, due primarily to one customer which has transferred all of its business to other contract manufacturers representing a decrease of $7.9 million partially offset by increased volumes with other customers. Revenue from the industrial sector as a percentage of total revenue decreased to 43.9% in the first quarter of 2016 compared with 53.4% in the first quarter of 2015.

Revenue from the networking and communications sector decreased by $2.2 million to $17.5 million during the first quarter of 2016 from $19.7 million for the same period in 2015. This was the result of volume reductions from one long standing customer partially offset by new customer revenue in the first quarter of 2016. The networking and communications sector represented 41.7% of revenue in the first quarter of 2016, compared with 40.6% of revenue in the first quarter of 2015.

Revenue from the power and energy sector increased by $1.9 million to $2.0 million for the first quarter of 2016 compared with $0.1 million for the same period in 2015, which represented 4.8% of revenue in the first quarter of 2016, an increase from 0.3% for the same period in the prior year. The increase is primarily the result of higher volumes from one customer.

Revenue for the medical sector increased by $1.3 million to $4.1 million in the first quarter of 2016, compared to $2.8 million in the first quarter of 2015 due to increased revenue from one customer partially offset by reduced revenues from an additional customer. Revenue from the medical sector as a percentage of total revenue increased to 9.7% in the first quarter of 2016 compared with 5.8% in the first quarter of 2015.

During the first quarter of 2016, the Company recorded approximately $1.5 million of sales of raw materials inventory to customers, which carried limited margin, compared with $1.1 million in the first quarter of 2015. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 79.3% of revenue during the first quarter of 2016, compared with 89.7% in the first quarter of 2015. Revenue from the two largest customers during the first quarter of 2016 was $6.0 million and $5.9 million, representing 14.2% and 14.0% of total revenue, respectively. This compares with revenue from the three largest customers during the first quarter of 2015 of $10.4 million, $8.6 million and $5.3 million, representing 21.4%, 17.6% and 10.8% of total revenue, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2015, 63.6% of our revenue was attributable to production from our operations in Mexico, 14.1% in the U.S. and 22.3% in China. During the first quarter of 2015, 72.9% of our revenue was attributable to production from our operations in Mexico, 13.4% in the U.S. and 13.7% in China.

Gross Profit

Gross profit for the first quarter of 2015 increased by $1.3 million to $4.9 million or 11.6% of revenue compared with 7.4% of revenue for the same period in 2015. This was due primarily to favorable foreign exchange rates on outstanding forward contracts which resulted in $1.0 million of unrealized foreign exchange gains that were recorded in the first quarter of 2016 versus an unrealized foreign exchange loss of $0.3 million in the first quarter of 2015. When excluding unrealized foreign exchange on forward contracts, the adjusted gross profit was $3.8 million or 9.1% of revenue for the first quarter of 2016 compared with $3.9 million or 8.1% of revenue for the first quarter of 2015. During the quarter, the Company recognized an adjustment decreasing cost of sales by $0.6 million relating to settled liabilities. In addition there was a reduction in labor expense compared to the same period in the prior year.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange on unsettled forward exchange contracts. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended April 3, 2016	Three months ended March 29, 2015
Gross profit	$4,880	$3,628
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(1,046)	318
Adjusted gross profit	$3,834	$3,946

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first quarter of 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $0.9 million. Included in cost of sales for the first quarter of 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized loss of $0.9 million. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	April 3, 2016	January 3, 2016
Average USD:CAD contract rate	1.31	1.26
Average USD:CAD mark-to-market rate	1.30	1.38
Average USD:PESO contract rate	16.51	15.88
Average USD:PESO mark-to-market rate	17.65	17.47

EBITDA and Adjusted EBITDA Reconciliation:

Management has presented this EBITDA and adjusted EBITDA figure, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the closest U.S. GAAP measure of net income (loss) to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended April 3, 2016	Three months ended March 29, 2015
Net income (loss)	$967	$(424)
Add:

Depreciation	1,000	1,026
Interest	231	310
Taxes	(42)	77
EBITDA	$2,156	$989

Add:

Restructuring	176	—
Stock based compensation	96	90
Unrealized foreign exchange loss (gain) on unsettled forward exchange contracts	(1,046)	318
Adjusted EBITDA	$1,382	$1,397

Adjusted EBITDA for three months ended April 3, 2016 was consistent with the same period in prior year due to reduced revenue partially offset by increased gross profit and reduced selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million during the first quarter of 2016 to $3.5 million, which represented 8.4% of revenues compared to $3.6 million or 7.4% of revenues for the same period in 2015. The decrease was mainly the result of reduced administrative headcount and reduction of professional fees.

Restructuring Charges

Restructuring charges were incurred of $0.2 million related to termination of one executive position in the Markham, Canada office location. These charges will be paid until the first quarter of 2017. No restructuring charges were incurred in the first quarter of 2015.

Interest Expense

Interest expense reduced to $0.2 million in the first quarter of 2016 from $0.3 million in the first quarter of 2015. The weighted average interest rates with respect to the debt facilities were 4.2% and 4.5% for each of the first quarters of 2016 and 2015, respectively. In addition, average debt levels were lower in the first quarter of 2016 compared to the same period in the prior year.

Income Tax Expense

During the three months ended April 3, 2016, the Company recorded current income tax charges of less than $0.1 million for taxes on profits in foreign jurisdictions offset by tax recoveries of less than $0.1 million in the U.S. During the three months ended March 29, 2015, the Company recorded a current income tax expense of $0.2 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions. For the three months ended April 3, 2016 and March 29, 2015 a deferred income tax recovery of $0.1 million was recorded on temporary differences related to the Mexican operations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. The U.S, Canadian and Asian jurisdiction continue to have a full valuation allowance recorded against the deferred tax assets.

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

Liquidity

Net cash used in operating activities during the three months ended April 3, 2016 was $2.3 million driven by working capital changes, primarily the payments of Accounts Payable and Accrued Liabilities of $6.9 million due to a reduction of inventory purchases. However, accounts payable days outstanding increased to 62 days for the first quarter of 2016 compared to 57 days for the first quarter of 2015 due to negotiated terms with suppliers and timing of payments. Accounts receivable days sales outstanding increased to 58 from 49 days for the first quarter of 2016 compared to the first quarter of 2015. This was the result of the timing of collections; specifically an increase in the overdue balance compared to the prior year mainly due to slow payment from two customers. Inventory turnover, on an annualized basis increased to 6 times for the first quarter of 2016 compared to 5 times for the first quarter of 2015 due to improved supplier management on purchases and timely collections and reductions to excess inventory levels.

Net cash used in financing activities during the first quarter of 2016 was $1.3 million compared to $1.6 million for the first quarter of 2015. During the first quarter of 2016, the Company decreased revolving debt by $0.9 million compared to $1.2 million for the same period in 2015. The Company also paid down its long-term debt in the amount of $0.3 million. There was no long-term debt in the first quarter of 2015. In addition, the Company paid $0.1 million in lease payments in the first quarter of 2016 compared to $0.4 million in the first quarter of 2015. Lease payments reduced over the same period due to expiring capital leases.

Net cash used in investing activities during the first quarter of 2016 was $0.4 million compared to $0.5 million in the first quarter of 2015. During the first quarter of 2016, capital asset purchases of $0.6 million were made compared to $0.5 million in the prior year. In addition, in the first quarter of 2016, proceeds were received of $0.1 million related to the sale of equipment and restricted cash balances of $0.1 million were released.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC which expires on January 2, 2018 which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility. Advances made under the PNC revolving credit facility bear interest at the U.S. base rate plus 0.50%. The Company also has a Long-Term Debt Facility with PNC which also expires on January 2, 2018 and bears interest at the U.S base rate plus 1.00%. Collectively, the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility are referred to as the PNC Facilities.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the quarter ended April 3, 2016 was 4.18%. At April 3, 2016, the interest rate on the PNC Revolving Credit Facility was 4.0% based on the U.S. prime rate plus 0.50% and the interest rate on the PNC Long-Term Debt Facility was 4.5% based on U.S. prime plus 1.00%.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 31, 2016.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $35 million and PNC Long-Term Debt Facility of $4.8 million are sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at April 3, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

	By:	/s/ Sushil Dhiman
	Name:	Sushil Dhiman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roger Dunfield
	Name:	Roger Dunfield
	Title:	Chief Financial Officer (Principal Accounting Officer)
Date: May 6, 2016

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016.

31.2	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016.

32.2	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2016.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.