Form 10-Q
period 2016-07-03
SMTC CORP
filed 2016-08-08
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of July 29, 2016, SMTC Corporation had 16,510,180 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	31

PART II OTHER INFORMATION		31

Item 1A	Risk factors	31

Item 6	Exhibits	31

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	July 3, 2016	January 3, 2016
Assets
Current assets:
Cash	$3,850	$6,099
Restricted cash (note 3)	531	805
Accounts receivable — net (note 3)	26,499	29,885
Inventories (note 3)	24,752	25,877
Prepaid expenses and other assets	1,897	1,983
Derivative assets (note 9)	139	—
Income taxes receivable	329	461
Deferred income taxes — net	367	352
	58,364	65,462
Property, plant and equipment — net (note 3)	15,634	16,443
Deferred financing costs — net	51	68
	$74,049	$81,973
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,687	$31,045
Accrued liabilities (note 3)	4,444	5,562
Derivative liabilities (note 9)	1,227	2,087
Income tax payable	319	502
Revolving credit facility (note 4)	8,972	10,721
Current portion of long-term debt (note 4)	1,000	1,000
Current portion of capital lease obligations	660	538
	43,309	51,455
Long-term debt (note 4)	3,500	4,000
Capital lease obligations	357	222

Shareholders’ equity:
Capital stock (note 5)	391	391
Additional paid-in capital	264,729	264,505
Deficit	(238,237)	(238,600)
	26,883	26,296
	$74,049	$81,973

Commitments (Note 11)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue	$43,615	$57,741	$85,535	$106,455
Cost of sales (note 9)	40,526	52,311	77,566	97,397
Gross profit	3,089	5,430	7,969	9,058
Selling, general and administrative expenses	3,360	3,961	6,913	7,626
Loss (gain) on disposal of property, plant and equipment	—	3	(5)	3
Restructuring charges (note 10)	—	—	176	—
Operating earnings (loss)	(271)	1,466	885	1,429
Interest expense (notes 3 & 4)	203	304	434	614
Earnings (loss) before income taxes	(474)	1,162	451	815
Income tax expense (recovery) (note 6):
Current	99	157	103	329
Deferred	31	36	(15)	(59)
	130	193	88	270
Net earnings (loss) and comprehensive income (loss)	(604)	969	363	545

Earnings (loss) per share of common stock: Basic
Basic	$(0.04)	$0.06	$0.02	$0.03
Diluted	$(0.04)	$0.06	$0.02	$0.03
Weighted average number of shares outstanding (note 7):
Basic	16,510,180	16,417,276	16,498,032	16,417,276
Diluted	16,510,180	16,417,276	17,546,778	16,417,276

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 3, 2016

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, January 3, 2016	$391	$264,505	$(238,600)	$26,296
Stock-based compensation	—	224	—	224
Net earnings	—	—	363	363
Balance, July 3, 2016	$391	$264,729	$(238,237)	$26,883

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	July 3, 2016	June 28, 2015
Cash provided by (used in):
Operations:
Net earnings	$363	$545
Items not involving cash:
Depreciation	2,021	1,995
Unrealized foreign exchange gain on unsettled forward exchange contracts	(999)	(471)
Loss (gain) on sale of property, plant and equipment	(5)	3
Deferred income taxes	(15)	(59)
Amortization of deferred financing fees	17	15
Stock-based compensation	224	218
Change in non-cash operating working capital:
Accounts receivable	3,386	(327)
Inventories	1,125	(2,526)
Prepaid expenses and other assets	86	(7)
Income taxes receivable/payable	(51)	(27)
Accounts payable	(4,303)	2,222
Accrued liabilities	(1,086)	384
	763	1,965
Financing:
Net (repayment) advances of revolving credit facility	(1,749)	710
Repayment of long-term debt	(500)	—
Principal payment of capital lease obligations	(252)	(635)
Proceeds from sales leaseback	509	—
Deferred financing fees	—	(10)
	(1,992)	65
Investing:
Change in restricted cash	274	—
Purchase of property, plant and equipment	(1,363)	(1,378)
Proceeds from sale of property, plant and equipment	69	3
	(1,020)	(1,375)
Increase (decrease) in cash	(2,249)	655
Cash, beginning of period	6,099	5,447
Cash, end of the period	$3,850	$6,102

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	160	208

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

2.	Recent Adopted Accounting Pronouncements

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

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Presentation of Debt Issuance Costs. The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-03 had no impact on our consolidated financial statements as our current debt issuance costs relate to a revolving credit facility.

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

Recent Accounting Pronouncements cont’d

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

In April 2016, the FASB published ASU 2016-10 Topic 606: Revenue from Contracts with Customers, which clarified application of the standard in identifying performance obligations and licensing arrangements. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

Recent Accounting Pronouncements cont’d

In May 2016, the FASB published ASU 2016-12 Topic 606: Revenue from Contracts with Customers, which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In May 2016, the FASB published ASU 2016-13 Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for years beginning after December 15, 2019 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2018. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated Balance Sheets

Restricted cash:

	July 3, 2016	January 3, 2016
Restricted cash	$531	$805

Restricted cash pertains to deposits which have been guaranteed to a government agency pertaining to estimated value added taxes (VAT) on imported raw materials inventory in Suzhou, China. Cash is generally restricted for a contractual term of 12 months or less and is released when the finished goods are exported or the expected imported raw materials are cancelled.

Accounts receivable – net:

	July 3, 2016	January 3, 2016
Trade accounts receivable	$26,150	$28,797
Other receivables	586	1,347
Allowance for doubtful accounts	(237)	(259)
Accounts receivable—net	$26,499	$29,885

Inventories:

	July 3, 2016	January 3, 2016
Raw materials	$17,711	$19,385
Work in process	3,919	1,416
Finished goods	2,547	4,400
Parts	576	676
Inventories	$24,752	$25,877

Inventories are recorded net of a provision for obsolescence as at July 3, 2016 and January 3, 2016 of $363 and $673 respectively. The decrease in the provision for obsolescence was due primarily to the write down of inventory for two customers that was previously provided for.

3.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	July 3, 2016	January 3, 2016
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a) (c)	31,444	30,707
Office furniture and equipment	643	599
Computer hardware and software (b)	3,582	3,447
Leasehold improvements	3,435	3,232
	50,604	49,485
Less accumulated depreciation:
Land	—	—
Buildings	(7,949)	(7,719)
Machinery and equipment (a) (c)	(21,502)	(20,347)
Office furniture and equipment	(520)	(496)
Computer hardware and software (b)	(2,624)	(2,284)
Leasehold improvements	(2,375)	(2,196)
	(34,970)	(33,042)
Property, plant and equipment—net	$15,634	$16,443

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,193 and $2,528 and associated accumulated depreciation of $516 and $865 as of July 3, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended July 3, 2016 and June 28, 2015 was $74 and $124, respectively. The related depreciation expense for the six months ended July 3, 2016 and June 28, 2015 was $154 and $237, respectively.

(b)

Included within computer hardware and software are assets under capital leases with costs of $119 as at July 3, 2016 and January 3, 2016 and associated accumulated depreciation of $106 and $86 as at July 3, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended July 3, 2016 and June 28, 2015 was $10 and $19, respectively. The related depreciation expense for the six months ended July 3, 2016 and June 28, 2015 was $20 and $29, respectively.

(c)

On June 24, 2016 we sold certain equipment for $509.  Concurrent with the sale, we leased the equipment back for a period of 35 months. The monthly lease payments are $15 and includes a purchase option at the end of the lease term equivalent to one month’s rent. The net book value of the leased equipment was $487 million at July 3, 2016 and is included within machinery and equipment.  Additionally, we have recorded the proceeds of $509 received from the transaction as a financing obligation at July 3, 2016 net of initial deposits made. The capital lease obligation related to this sale leaseback is $492 as at July 3, 2016.

3.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	July 3, 2016	January 3, 2016
Customer related	$977	$1,852
Payroll	2,228	2,649
Professional services	300	367
Restructuring (note 10)	113	—
Vendor related	547	383
Other	279	311
Accrued liabilities	$4,444	$5,562

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revolving credit facility	$124	$270	$290	$530
Long-term debt	54	—	93	—
Amortization of deferred financing fees	8	7	17	15
Obligations under capital leases	17	27	34	69
Interest expense	$203	$304	$434	$614

4.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility (collectively the “PNC Facilities”) with a term to January 2, 2018. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate, which should approximate prime rate, plus 0.50%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.00%.

The maximum amount of funds available under the PNC Revolving Credit Facility is $35,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility. The PNC Long-Term Debt Facility of $5,000 matures on January 2, 2018 with quarterly principal payments of $250.

At July 3, 2016, $8,972 (January 3, 2016 - $10,721) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At July 3, 2016, $4,500 (January 3, 2016 – $5,000) was outstanding under the PNC Long-Term Debt Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the twelve months ended July 3, 2016 and thereafter on a rolling twelve month basis until January 2, 2018.

The Company is in compliance with the financial covenants included in the PNC Facilities as of July 3, 2016.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 3, 2016	16,417,276	$391
Share issuance	25,125	—
Balance at July 3, 2016	16,510,180	391

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. Stock options of 155,403 were granted during the six month period ended July 3, 2016. A summary of stock option activity for the six month period ended July 3, 2016 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2016	655,114	$1.98	—	6.5

Options granted	155,403	$1.34
Expired	(61,757)	3.46
Forfeited	(18,603)	$3.14
Outstanding at July 3, 2016	730,157	$1.76	$16	7.1
Exercisable at July 3, 2016	365,673	$1.92	$—	5.3

During the three month periods ended July 3, 2016 and June 28, 2015, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $21 and $44, respectively. During the six month periods ended July 3, 2016 and June 28, 2015, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $42 and $77, respectively.

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. RSU’s of 595,339 were issued during the six months ended July 3, 2016. A summary of the RSU activity for the six month period ended July 3, 2016 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 3, 2016	479,564	$1.88	0.7
RSU granted	595,339)	$0.68
RSU forfeited	(11,111)	$1.80
RSU vested and issued in shares	(25,125)	1.99
Outstanding balance at April 3, 2016	1,038,669	$1.15	1.3

Certain RSUs granted during 2014 and 2016 have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended July 3, 2016 and June 28, 2015 related to the restricted stock units was $107 and $84. Stock based compensation recognized during the six month period ended July 3, 2016 and June 28, 2015 related to the restricted stock units was $182 and $141.

6.	Income taxes

During the three months ended July 3, 2016 and June 28, 2015, the Company recorded current income tax expenses of $99 and $157, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the three months ended July 3, 2016 and June 28, 2015, deferred tax expense of $31 and 36, respectively was recorded on temporary differences related to the Mexican operations. During the six months ended July 3, 2016 and June 28, 2015, the Company recorded current income tax expenses of $103 and $329, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. Current income taxes were partially offset for the six months ended July 3, 2016 by tax recoveries of $66. For the six months ended July 3, 2016 and June 28, 2015 deferred tax recoveries of $15 and $59 was recorded on temporary differences related to the Mexican operations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. The U.S., Canadian and Asian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

7.	Earnings (loss) per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Basic weighted average shares outstanding	16,510,180	16,417,276	16,498,032	16,417,273
Dilutive stock awards (1) (a) (b)	—	—	1,048,746	—
Diluted weighted average shares outstanding	16,510,180	16,417,276	17,546,778	16,417,273

(1)	Dilutive stock awards include outstanding restricted stock units and in-the money stock options determined using the treasury stock method

(a)

Dilutive options were determined using the treasury stock method, using an average price of $1.54 per share for three months ended July 3, 2016. As a result of the net loss for the three months ended July 3, 2016, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three months ended July 3, 2016, dilutive stock awards would have been calculated as 1,058,824. For the six months ended July 3, 2016, dilutive options were determined using the treasury stock method, using an average price of $1.44 per share. Total dilutive stock awards were calculated as 1,048,746.

(b)

As a result of the net earnings for the three and six months ended June 28, 2015, dilutive options were determined using the treasury stock method, using an average price of $1.62 and 1.61, respectively per share. No diluted stock awards were calculated as there were no outstanding options that were considered in-the-money.

8.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company utilizes reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenues
Mexico	$25,672	$39,155	$52,464	$74,762
China	15,100	12,150	26,757	21,492
U.S.	4,722	9,008	10,680	15,586
Total	$45,494	$60,313	$89,901	$111,840

Intersegment revenue
Mexico	$(139)	$(105)	$(255)	$(210)
China	(1,535)	(2,426)	(3,844)	(5,090)
U.S.	(205)	(41)	(267)	(85)
Total	$(1,879)	$(2,572)	$(4,366)	$(5,385)

Net external revenue
Mexico	$25,533	$39,050	$52,209	$74,552
China	13,565	9,724	22,913	16,402
U.S.	4,517	8,967	10,413	15,501
Total segment revenue (which also equals consolidated revenue)	$43,615	$57,741	$85,535	$106,455

Site Contribution
Mexico	$2,343	$2,779	$4,871	$5,675
China	550	664	1,165	969
U.S.	(472)	491	(440)	485
Total	$2,421	$3,934	$5,596	$7,129

Corporate allocations	2,645	3,257	5,534	6,171
Unrealized foreign exchange gain (loss) on unsettled forward exchange contracts	47	(789)	(999)	(471)
Interest	203	304	434	614
Restructuring charges	—	—	176	—
Earnings (loss) before income taxes	$(474)	$1,162	$451	$815

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and six months ended July 3, 2016 and June 28, 2015:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Mexico	$153	$313	$334	$396
China	321	252	480	627
U.S.	54	379	291	385
Segment total	528	944	1,105	1,408
Corporate and other	115	13	171	39
Total	$643	$957	$1,276	$1,447

Property, plant and equipment (a)

	July 3, 2016	January 3, 2016
Mexico	$9,505	$10,674
China	3,290	2,217
U.S	2,469	3,255
Corporate and other	370	297
Segment assets	$15,634	$16,443

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 3, 2016 and June 28, 2015:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
U.S.	$25,194	$40,807	$54,378	$86,393
Canada	14,736	6,164	23,700	11,757
Europe	114	5,641	905	2,361
China	1,541	818	2,652	1,550
Africa	2,030	4,311	3,900	4,394
Total	$43,615	$57,741	$85,535	$106,455

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

During the three months ended July 3, 2016, two customers exceeded 10% of total revenues representing 22.1% and 17.6% respectively (June 28, 2015 – two customers represented 17.1% and 11.3%) of total revenue for the second quarter of 2016. During the six months ended July 3, 2016 two customers individually comprised 18.2% and 15.8% (June 28, 2015 – two customers individually comprised 19.1% and 14.2% ) of total revenue for the six months ended July 3, 2016.

As of July 3, 2016, these two customers represented 28.7% and 5.1% respectively, (January 3, 2016, 16.8% and 3.8% respectively) of the Company’s accounts receivable.

9.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the six remaining months of fiscal 2016 and first six months of fiscal 2017. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at July 3, 2016:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 7,020	$5,300
Mexican Peso	Buy	MXN 231,939	$13,635

The unrealized loss recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on July 3, 2016 was $47 (June 28, 2015 – unrealized gain $789), and the unrealized gain for the six month period ended July 3, 2016 was $999 (June 28, 2015 – unrealized gain $471), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on the settled contracts for the three months period ended July 3, 2016 was $647 (June 28, 2015 – realized loss $1,028), and the realized loss for the six month period ended July 3, 2016 was $1,578 (June 28, 2015 – realized loss $1,882), which is included in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	July 3, 2016	January 3, 2016
Average USD:CAD contract rate	1.32	1.26
Average USD:CAD mark-to-market rate	1.29	1.38
Average USD:PESO contract rate	17.01	15.88
Average USD:PESO mark-to-market rate	18.69	17.47

The derivative asset as at July 3, 2016 was $139 ($Nil as at January 3, 2016) and derivative liability as at July 3, 2016 was $1,227 ($2,087 as at January 3, 2016) which reflected the fair market value of the unsettled forward foreign exchange contracts.

10.	Restructuring charges

During the first quarter of 2016, one employee was terminated in the Markham facility which resulted in severance charges of $176 based on the termination payments which will be paid monthly until the first quarter of 2017. No restructuring charges were incurred for the three months ended July 3, 2016.

Severance

Balance as at January 3, 2016	$—
Charges	176
Payments	(63)

Balance as at July 3, 2016	$113

11.	Commitments

Purchase obligations not recorded on the balance sheet as at July 3, 2016 consist of open non-cancellable purchase orders for raw materials for $13,230 (June 28, 2015 - $17,853), which are expected to be received within 12 months of the PO issue date.

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

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 3, 2016 compared with the quarter ended June 28, 2015:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 3, 2016		Three months ended June 28, 2015		Change 2015 to 2016
	$	%	$	%	$	%
Revenue	43.6	100.0	57.7	100.0	(14.1)	(24.4)
Cost of sales	40.5	92.9	52.3	90.6	(11.8)	(22.6)
Gross profit	3.1	7.1	5.4	9.4	(2.3)	(42.6)
Selling, general and administrative expenses	3.4	7.8	3.9	6.8	(0.5)	(12.8)
Operating earnings (loss)	(0.3)	(0.7)	1.5	2.6	(1.8)	(120.0)
Interest expense	0.2	0.5	0.3	0.5	(0.1)	(33.3)
Earnings (loss) before income taxes	(0.5)	(1.2)	1.2	2.1	(1.7)	(141.7)
Income tax expense	0.1	0.2	0.2	0.3	(0.1)	(50.0)
Net earnings (loss)	(0.6)	(1.4)	1.0	1.7	(1.6)	(160.0)

Revenue

Revenue decreased by $14.1 million, or 24.4%, from $57.7 million for the second quarter of 2015 to $43.6 million for the second quarter of 2016. The decrease was primarily the result of reduced volumes of $18.8 million, due to two customers which have transferred all business to other contract manufacturers while one customer’s product has reached end of life. The decreases were partially offset by increases in new customer revenue of $3.6 million and net increases from existing customers of $1.1 million.

During the second quarter of 2016, revenue from the industrial sector decreased to $17.4 million compared with $28.1 million for the same period in 2015, mainly due to reduced volumes from two customers which have transferred all business to other contract manufacturers which was partially offset by increased volumes with one customer. Revenue from the industrial sector as a percentage of total revenue decreased to 39.9% down from 48.6% in the second quarters of 2016 and 2015, respectively.

Revenue from the networking and communications sector decreased in the second quarter of 2016 to $19.6 million compared to $23.0 million for the second quarter of 2015. The decrease was due to reductions in revenues from one customer which experienced lower demand in the current year due to the product going end of life and an additional customer experienced higher product demand in the prior year. These reductions were partially offset by demand increases with two other customers. Revenue from the networking and communications sector increased to 44.9% up from 39.9% in the second quarters of 2016 and 2015, respectively.

Revenue from the power and energy sector decreased to $2.5 million for the second quarter of 2016 compared with $4.3 million in 2015, which represented 5.8% of revenue in the second quarter of 2016, down from 7.5% of revenue in the second quarter of 2015. The decrease in revenue was due to reduced volume from one customer which had higher demand in 2015.

Revenue for the medical sector increased to $4.1 million in the second quarter of 2016, compared to $2.3 million in the second quarter of 2015 due to increased volumes from one customer. Revenue from the medical sector as a percentage of total revenue decreased to 9.4% in the second quarter of 2016 compared with 4.0% in the second quarter of 2015.

During the second quarter of 2016 and 2015, the Company recorded approximately $0.9 million and $1.1 million, respectively of sales of raw materials inventory to customers, which carried limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 85.5% of revenue during the second quarter of 2016, compared with 83.3% in the second quarter of 2015. Revenue from the two largest customers during the second quarter of 2016 was $9.6 million and $7.7 million representing 22.1% and 17.6% respectively of total revenue for the second quarter of 2016. This compares with revenues from the largest customers during the second quarter of 2015 which was $9.9 million and $6.5 million representing 17.1% and 11.3% respectively of total revenue for the second quarter of 2015. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2016, 58.5% of our revenue was attributable to production from our operations in Mexico, 31.1% in China and 10.4% in the US. During the second quarter of 2015, 67.6% of our revenue was attributable to production from our operations in Mexico, 16.8% in China and 15.5% in the US.

Gross Profit

Gross profit for the second quarter of 2016 decreased by $2.3 million to $3.1 million or 7.1% of revenue compared with $5.4 million or 9.4% of revenue for the same period in 2015. However, when removing the impact of the unrealized foreign exchange on unsettled forward contracts the adjusted gross profit percentage in the second quarter of 2016 was 7.2% compared to 8.0% in the same period of prior year. The reduction in gross margin is due to reduced revenue and the resulting impact to cover fixed costs and product mix for the three months ended July 3, 2016 compared to the same period in prior year. This was partially offset by manufacturing efficiencies of decreased direct labor and material costs compared to the prior year.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain (loss) on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended July 3, 2016	Three months ended June 28, 2015
Gross profit	$3,089	$5,430
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	47	(789)
Adjusted gross profit	$3,136	$4,641

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the second quarter of 2016 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.05 million, and a realized loss of $0.6 million. Included in cost of sales for the second quarter of 2015 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $1.0 million.

	July 3, 2016	January 3, 2016
Average USD:CAD contract rate	1.32	1.26
Average USD:CAD mark-to-market rate	1.29	1.38
Average USD:PESO contract rate	17.01	15.88
Average USD:PESO mark-to-market rate	18.69	17.47

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings (loss) to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended July 3, 2016	Three months ended June 28, 2015
Net earnings (loss)	$(604)	$969
Add:

Depreciation	1,021	969
Interest	203	304
Taxes	130	193
EBITDA	$750	$2,435

Add (deduct):

Stock based compensation	128	128
Unrealized foreign exchange gain (loss) on unsettled forward exchange contracts	47	(789)
Adjusted EBITDA	$925	$1,774

Adjusted EBITDA reduced to $0.9 million in the second quarter of 2016 from $1.8 million for the same period in the prior year due to lower revenue and gross profit, slightly offset by a reduction in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.5 million during the second quarter of 2016 to $3.4 million compared to $3.9 million in the second quarter of 2015. The reduced selling, general and administrative expenses was primarily the result of reduced professional services and business travel incurred in the second quarter of 2016 compared to the same period in prior year.

Interest Expense

Interest expense decreased to $0.2 million in the second quarter of 2016 from $0.3 million in the second quarter of 2015. The decrease of $0.1 million resulted from a lower average debt balance and lower weighted average interest rates. The weighted average interest rates with respect to the debt were 4.1% and 4.5% for the second quarters of 2016 and 2015, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million in the second quarter of 2016 compared to $0.2 million for the same period in 2015 due to minimum taxes and taxes on profits in certain jurisdictions. For the second quarters of 2016 and 2015 a deferred income tax recovery of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Six months ended July 3, 2016 compared with six months ended June 28, 2015:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended July 3, 2016		Six months ended June 28, 2015		Change 2015 to 2016
	$	%	$	%	$	%
Revenue	85.5	100.0	106.4	100.0	(20.9)	(19.6)
Cost of sales	77.5	90.6	97.4	91.5	(19.9)	(20.4)

Gross profit	8.0	9.4	9.0	8.5	(1.0)	(11.1)
Selling, general and administrative expenses	6.9	8.1	7.6	7.1	(0.7)	(9.2)
Restructuring charges	0.2	0.2	—	—	0.2	—
Operating earnings	0.9	1.1	1.4	1.3	(0.5)	(35.7)
Interest expense	0.4	0.5	0.6	0.6	(0.2)	(33.3)
Income (loss) before income taxes	0.5	0.6	0.8	0.8	(0.3)	(37.5)
Income tax expense	0.1	0.1	0.3	0.3	(0.2)	(66.7)

Net income (loss)	0.4	0.5	0.5	0.5	(0.1)	(20.0)

Revenue

Revenue decreased by $20.9 million, or 19.6%, from $106.4 million for the first six months of 2015 to $85.5 million for the first six months of 2016. The decrease was primarily the result of reduced volumes of $35.9 million due to three customers which have transferred all business to other contract manufacturers while one customer’s product has reached end of life. This decreased revenue was partially offset by new customer revenue of $5.9 million and a net increase of $9.1 million from existing customers.

During the first six months of 2016, revenue from the industrial sector decreased to $35.8 million compared with $54.1 million for the same period in 2015, mainly due to reduced revenues from three customers which have transferred all business to other contract manufacturers which was partially offset by increased volumes with one customer. Revenue from the industrial sector as a percentage of total revenue decreased to 41.8% in the first half of 2016 down from 50.8% in the first half of 2015.

Revenue from the networking and communications sector decreased in the first six months of 2016 to $37.1 million compared to $42.7 million for the first six months of 2015. The decrease was due to reductions in revenues from one customer due to the product going end of life and an additional customer experienced higher product demand for the same period in the prior year. These reductions were partially offset by demand increases with two customers in addition to two new customers. However, revenue from the networking and communications sector increased to 43.4% down from 40.2% in the first six months of 2016 and 2015, respectively.

Revenue from the power and energy sector was $4.5 million for first six months of 2016 and 2015, representing 5.2% and 4.2%, respectively.

Revenue for the medical sector increased to $8.2 million in the first six months of 2016, compared to $5.2 million in the first six months of 2015 due to increased volumes from one long standing customer in addition to a number of new customers. Revenue from the medical sector as a percentage of total revenue increased to 9.5% and 4.8%, respectively.

During the first half of 2016, the Company recorded approximately $2.4 million of sales of raw materials inventory to customers, which carried limited margin, compared with $2.2 million in the first half of 2015. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 81.8% of revenue from continuing operations during the first half of 2016, compared with 84.2% in the first half of 2015. Revenue from the two largest customers during the first half of 2016 was $15.6 million and $13.6 million, representing 18.2% and 15.8%, respectively of total revenue for the first half of 2016. Revenue from the two largest customers during the first half of 2015 was $20.3 million and $15.1 million, representing 19.1% and 14.2%, respectively of total revenue for the first half of 2015. No other customers represented more than 10% of revenue in either period.

During the first half of 2016, 61.0% of our revenue was attributable to production from our operations in Mexico, 26.8% in China and 12.2% in the US. During the first half of 2015, 70.0% of our revenue was attributable to production from our operations in Mexico, 15.4% in China and 14.6% in the US.

Gross Profit

Gross profit for the first half of 2016 decreased by $1.0 million to $8.0 million or 9.4% of revenue compared with 8.5% of revenue for the same period in 2015. However, when removing the effects of unrealized foreign exchange gains on unsettled forward exchange contracts, the adjusted gross profit is 8.1% for both the first half of 2016 and 2015. In the first half of 2016, the reduction in gross margin is due to reduced revenues and the resulting impact to cover fixed costs and product mix compared to the same period in prior year which was partially offset by manufacturing efficiencies of reduced labor costs and material costs and an adjustment the Company recognized decreasing cost of sales by $0.6 million relating to settled liabilities.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Six months ended July 3, 2016	Six months ended June 28, 2015
Gross profit	$7,969	$9,058
Add (deduct):

Unrealized foreign exchange gain on unsettled forward exchange contracts	(999)	(471)
Adjusted gross profit	$6,970	$8,587

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first half of 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $1.6 million. Included in cost of sales for the first half of 2015 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.5 million, and a realized loss of $1.9 million.

	July 3, 2016	January 3, 2016
Average USD:CAD contract rate	1.32	1.26
Average USD:CAD mark-to-market rate	1.29	1.38
Average USD:PESO contract rate	17.01	15.88
Average USD:PESO mark-to-market rate	18.69	17.47

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Six months ended July 3, 2016	Six months ended June 28, 2015
Net earnings	$363	$545
Add:

Depreciation	2,021	1,995
Interest	434	614
Taxes	88	270
EBITDA	$2,906	$3,424

Add (deduct):

Restructuring	176	—
Stock based compensation	224	218
Unrealized foreign exchange gain on unsettled forward exchange contracts	(999)	(471)
Adjusted EBITDA	$2,307	$3,171

Adjusted EBITDA reduced to $2.3 million in the first half of 2016 from $3.2 million for the same period in the prior year due to lower revenue and gross profit, slightly offset by a reduction in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million during the first half of 2016 to $6.9 million compared to $7.6 million for the same period in the prior year. The decrease was mainly due to reduced professional fees and business trip expenses.

Restructuring Charges

Restructuring charges were incurred of $0.2 million in the first six months of 2016 related to a termination of one executive position in the Markham, Canada office location in the first quarter of 2016. These charges will be paid until the first quarter of 2017. No restructuring charges were incurred in the first six months of 2015.

Interest Expense

Interest expense decreased from $0.6 million in the first half of 2015 to $0.4 million for the first half of 2016. The decrease of $0.2 million was primarily the result of lower average debt balances in addition to reduced interest rates. The weighted average interest rate reduced to 4.2% for the first half of 2016 compared to 4.5% for the first half of 2015.

Income Tax Expense

During the six months ended July 3, 2016, the Company recorded current income tax charges of $0.1 million for taxes on profits in foreign jurisdictions offset by tax recoveries of less than $0.1 million in the U.S. During the six months ended June 28, 2015, the Company recorded a current income tax expense of $0.3 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions. For the six months ended July 3, 2016 and June 28, 2015 a deferred income tax recovery of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Liquidity

Net cash provided from operating activities during the six months ended July 3, 2016 was $0.8 million compared to $2.0 million for six months ended June 28, 2015 driven by collections of accounts receivable and reduced inventory purchases due to lower sales. This was partially offset by lower net earnings from operations as a result of a reduction in gross margin due to reduced revenues, lower margin product mix and the resulting impact to cover fixed costs compared to the same period in prior year. There were also increased payments of accounts payable and accrued liabilities. Accounts receivable days sales outstanding were 56 and 54 days for the six months ended July 3, 2016 and June 28, 2015, respectively. The increase was largely due to timing of collections compared to the same period in prior year. Inventory turnover, on an annualized basis increased from 5.7 times in the first half of 2015 to 6.3 times in the first half of 2016 due to improved inventory management. Accounts payable days outstanding increased to 63 days at the end of the first six months of 2016 compared to 60 days for the same period in 2015. The increase was due to the timing of payments.

Net cash used by financing activities during the six months ended July 3, 2016 was $2.0 million compared to cash provided from financing activities of $0.1 million in the six months ended June 28, 2015. The cash used was the result of debt repayments. During the six months ended July 3, 2016, the Company made revolving debt repayments of $1.7 million, compared to an increase of $0.7 million during the same period in 2015. The Company also made term debt repayments of $0.5 million for the six months ended July 3, 2016. There was no term debt in 2015. The Company made principal payments for capital leases of $0.3 million for the six months ended July 3, 2016 compared to $0.6 million for the same period in prior year. Payments were partially offset by proceeds from a sale leaseback transaction of $0.5 million for the six months ended July 3, 2016 which was not received in the same period in prior year.

Net cash used in investing activities during the six months ended July 3, 2016 and June 28, 2015 was $1.0 million and $1.4 million, respectively, primarily consisting of additions of property, plant and equipment. For the six months ended July 3, 2016 restricted cash deposits were released in the amount of $0.3 million.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility which expires on January 2, 2018. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.50%. The Company also has a Long-Term Debt Facility with PNC which also expires on January 2, 2018 and bears interest at the U.S base rate plus 1.00%. Collectively, the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility are referred to as the PNC Facilities.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the quarter ended July 3, 2016 was 4.13%. At July 3, 2016, the interest rate on the PNC Revolving Credit Facility was 4.0% based on the U.S. prime rate plus 0.50% and the interest rate on the PNC Long-Term Debt Facility was 4.5% based on U.S. prime plus 1.00%.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at June 30, 2016.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $35 million and PNC Long-Term Debt Facility of $4.5 million are sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at July 3, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 3, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SMTC CORPORATION

	By:	/s/ Sushil Dhiman
	Name:	Sushil Dhiman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Dunfield
	Name:	Roger Dunfield
	Title:	Chief Financial Officer (Principal
Accounting Officer)

Date: August 8, 2016

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

31.2	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

32.2	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2016.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.