Form 10-Q
period 2016-10-02
SMTC CORP
filed 2016-11-03
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

As of October 28, 2016, SMTC Corporation had 16,510,180 shares of common stock, par value $0.01 per share, outstanding.

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

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	October 2, 2016	January 3, 2016
Assets
Current assets:
Cash	$7,371	$6,099
Restricted cash (note 3)	537	805
Accounts receivable — net (note 3)	23,665	29,885
Inventories (note 3)	22,991	25,877
Prepaid expenses and other assets	1,943	1,983
Derivative assets (note 9)	83	—
Income taxes receivable	267	461
Deferred income taxes — net	448	352
	57,305	65,462
Property, plant and equipment — net (note 3)	14,929	16,443
Deferred financing costs — net	42	68
	$72,276	$81,973
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,630	$31,045
Accrued liabilities (note 3)	4,780	5,562
Derivative liabilities (note 9)	1,175	2,087
Income tax payable	328	502
Revolving credit facility (note 4)	8,040	10,721
Current portion of long-term debt (note 4)	1,000	1,000
Current portion of capital lease obligations	526	538
	41,479	51,455
Long-term debt (note 4)	3,500	4,000
Capital lease obligations	314	222

Shareholders’ equity:
Capital stock (note 5)	391	391
Additional paid-in capital	264,848	264,505
Deficit	(238,256)	(238,600)
	26,983	26,296
	$72,276	$81,973

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue	$42,683	$53,425	$128,218	$159,880
Cost of sales (note 9)	39,049	50,309	116,615	147,706
Gross profit	3,634	3,116	11,603	12,174
Selling, general and administrative expenses	3,493	4,035	10,406	11,661
Loss (gain) on disposal of property, plant and equipment	(20)	(1)	(25)	2
Restructuring charges (note 10)	—	—	176	—
Operating earnings (loss)	161	(918)	1,046	511
Interest expense (note 3)	164	300	598	914
Earnings (loss) before income taxes	(3)	(1,218)	448	(403)
Income tax expense (recovery) (note 6):
Current	97	152	200	481
Deferred	(81)	(27)	(96)	(86)
	16	125	104	395
Net earnings (loss) and comprehensive income (loss)	(19)	(1,343)	344	(798)

Earnings (loss) per share of common stock:
Basic	$(0.00)	$(0.08)	$0.02	$(0.05)
Diluted	$(0.00)	$(0.08)	$0.02	$(0.05)
Weighted average number of shares outstanding (note 7):
Basic	16,510,180	16,417,276	16,502,081	16,417,276
Diluted	16,510,180	16,417,276	17,550,155	16,417,276

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended October 2, 2016

(Unaudited)

	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, January 3, 2016	$391	$264,505	$(238,600)	$26,296
Stock-based compensation	—	343	—	343
Net earnings	—	—	344	344
Balance, October 2, 2016	$391	$264,848	$(238,256)	$26,983

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	October 2, 2016	September 27, 2015
Cash provided by (used in):
Operations:
Net earnings (loss)	$344	$(798)
Items not involving cash:
Depreciation	3,066	2,976
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(995)	334
Loss (gain) on sale of property, plant and equipment	(25)	2
Deferred income taxes	(96)	(86)
Amortization of deferred financing fees	26	24
Stock-based compensation	343	344
Change in non-cash operating working capital:
Accounts receivable	6,220	3,107
Inventories	2,886	1,124
Prepaid expenses and other assets	40	301
Income taxes receivable/payable	20	(27)
Accounts payable	(5,244)	(487)
Accrued liabilities	(742)	(106)
	5,843	6,708
Financing:
Net repayment of revolving credit facility	(2,681)	(4,720)
Repayment of long-term debt	(500)	—
Principal payment of capital lease obligations	(429)	(862)
Proceeds from sales leaseback	509	—
Deferred financing fees	—	(10)
	(3,101)	(5,592)
Investing:
Change in restricted cash	268	—
Purchase of property, plant and equipment	(1,864)	(1,697)
Proceeds from sale of property, plant and equipment	126	6
	(1,470)	(1,691)
Increase (decrease) in cash	1,272	(575)
Cash, beginning of period	6,099	5,447
Cash, end of the period	$7,371	$4,872

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	36	359

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company”) is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,330 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

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

In June 2014, the FASB published ASU 2014-12: Compensation – Stock Compensation (Topic 718). The standard is amended to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard is effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2014-12 had no impact on our consolidated financial statements.

In April 2015, the FASB published ASU 2015-03: Presentation of Debt Issuance Costs (Topic 835-30). The standard provides guidance about simplifying the presentation of debt issuance costs. Under this ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-03 had no impact on our consolidated financial statements as our current debt issuance costs relate to a revolving credit facility.

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

Recent Accounting Pronouncements

In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

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

In July 2015, the FASB published ASU 2015-11: Simplifying the Measurement of Inventory (Topic 330). The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the FASB does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. All other amendments will be effective upon the issuance of this Update. The impact of adoption of the standard has not yet been determined.

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined.

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

Recent Accounting Pronouncements cont’d

In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In May 2016, the FASB published ASU 2016-13 Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for years beginning after December 15, 2019 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2018. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In August 2016, the FASB published ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The impact of adoption of the standard has not yet been determined.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income (loss).

Consolidated Balance Sheets

Restricted cash:

	October 2, 2016	January 3, 2016
Restricted cash	$537	$805

Restricted cash pertains to deposits which have been guaranteed to a government agency pertaining to the estimated value added taxes (VAT) on the expected value of imported raw materials inventory in Suzhou, China. Cash is generally restricted for a contractual term of 12 months or less and is released when the finished goods are exported or the purchase orders for the expected imported raw materials are cancelled.

Accounts receivable – net:

	October 2, 2016	January 3, 2016
Trade accounts receivable	$23,387	$28,797
Other receivables	539	1,347
Allowance for doubtful accounts	(261)	(259)
Accounts receivable—net	$23,665	$29,885

Inventories:

	October 2, 2016	January 3, 2016
Raw materials	$16,787	$19,385
Work in process	3,503	1,416
Finished goods	1,912	4,400
Parts	789	676
Inventories	$22,991	$25,877

Inventories are recorded net of a provision for obsolescence as at October 2, 2016 and January 3, 2016 of $278 and $673 respectively. The decrease in the provision for obsolescence was due primarily to the write down of inventory for two customers that was previously provided for.

3.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	October 2, 2016	January 3, 2016
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a)	31,663	30,707
Office furniture and equipment	654	599
Computer hardware and software (b)	3,612	3,447
Leasehold improvements	3,494	3,232
	50,923	49,485
Less accumulated depreciation:
Land	—	—
Buildings	(8,062)	(7,719)
Machinery and equipment (a)	(22,113)	(20,347)
Office furniture and equipment	(535)	(496)
Computer hardware and software (b)	(2,783)	(2,284)
Leasehold improvements	(2,501)	(2,196)
	(35,994)	(33,042)
Property, plant and equipment—net	$14,929	$16,443

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,193 and $2,528 and associated accumulated depreciation of $595 and $865 as of October 2, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended October 2, 2016 and September 27, 2015 was $78 and $92, respectively. The related depreciation expense for the nine months ended October 2, 2016 and September 27, 2015 was $233 and $327, respectively.

(b)

Included within computer hardware and software are assets under capital leases with costs of $83 and $119 as at October 2, 2016 and January 3, 2016 and associated accumulated depreciation of $77 and $86 as at October 2, 2016 and January 3, 2016, respectively. The related depreciation expense for the three months ended October 2, 2016 and September 27, 2015 was $6 and $10, respectively. The related depreciation expense for the nine months ended October 2, 2016 and September 27, 2015 was $26 and $34, respectively.

3.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	October 2, 2016	January 3, 2016
Customer related	$937	$1,852
Payroll	2,528	2,649
Professional services	273	367
Restructuring (note 10)	66	—
Vendor related	493	383
Other	483	311
Accrued liabilities	$4,780	$5,562

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revolving credit facility	$83	$267	$373	$795
Long-term debt	52	—	145	—
Amortization of deferred financing fees	9	7	26	24
Obligations under capital leases	20	26	54	95
Interest expense	$164	$300	$598	$914

4.	Debt

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

The maximum amount of funds available under the PNC Revolving Credit Facility is $35,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility. The PNC Long-Term Debt Facility of $5,000 matures on January 2, 2018 with quarterly principal payments of $250. Note, a $250 payment was scheduled for October 1, 2016 which was a Saturday, so the payment was processed subsequent to our quarter end on Monday, October 3, 2016.

At October 2, 2016, $8,040 (January 3, 2016 - $10,721) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At October 2, 2016, $4,500 (January 3, 2016 – $5,000) was outstanding under the PNC Long-Term Debt Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the twelve months ended October 2, 2016 and thereafter on a rolling twelve month basis until January 2, 2018.

The Company is in compliance with the financial covenants included in the PNC Facilities as of October 2, 2016.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 3, 2016	16,417,276	$391
Share issuance	25,125	—
Balance at October 2, 2016	16,510,180	391

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. Stock options of 155,403 were granted during the nine month period ended October 2, 2016. A summary of stock option activity for the nine month period ended October 2, 2016 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 3, 2016	655,114	$1.98	—	6.5

Options granted	155,403	$1.34
Expired	(61,757)	$3.46
Forfeited	(18,603)	$3.14
Outstanding at October 2, 2016	730,157	$1.76	$19	6.9
Exercisable at October 2, 2016	365,673	$1.92	$—	5.1

During the three month periods ended October 2, 2016 and September 27, 2015, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $20 and $45, respectively. During the nine month periods ended October 2, 2016 and September 27, 2015, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $62 and $122, respectively.

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 3, 2016. RSU’s of 595,339 were issued during the nine months ended October 2, 2016. A summary of the RSU activity for the nine month period ended October 2, 2016 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 3, 2016	479,564	$1.88	0.7
RSU granted	595,339	$0.68
RSU forfeited	(20,066)	$1.14
RSU vested and issued in common shares	(25,125)	$1.99
Outstanding balance at April 3, 2016	1,029,714	$1.15	1.1

Certain RSUs granted during 2014 and 2016 have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended October 2, 2016 and September 27, 2015 related to the restricted stock units was $99 and $81. Stock based compensation recognized during the nine month period ended October 2, 2016 and September 27, 2015 related to the restricted stock units was $281 and $222.

6.	Income taxes

During the three months period ended October 2, 2016 and September 27, 2015, the Company recorded current income tax expenses of $97 and $152, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the three months period ended October 2, 2016 and September 27, 2015, deferred tax recovery of $81 and $27, respectively was recorded on temporary differences related to the Mexican operations. During the nine months period ended October 2, 2016 and September 27, 2015, the Company recorded current income tax expenses of $200 and $481, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the nine months period ended October 2, 2016 and September 27, 2015 deferred tax recoveries of $96 and $86 was recorded on temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Basic weighted average shares outstanding	16,510,180	16,417,276	16,502,081	16,417,276
Dilutive stock awards (a) (b) (c)	—	—	1,048,074	—
Diluted weighted average shares outstanding	16,510,180	16,417,276	17,550,155	16,417,276

(a)	Dilutive stock awards include outstanding RSU’s and in-the money stock options determined using the treasury stock method

(b)

Dilutive options were determined using the treasury stock method, using an average price of $1.52 per share for three months ended October 2, 2016. As a result of the net loss for the three months ended October 2, 2016, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three months ended October 2, 2016, dilutive stock awards would have been calculated as 1,046,730. For the nine months ended October 2, 2016, dilutive options were determined using the treasury stock method, using an average price of $1.47 per share. Total dilutive stock awards were calculated as 1,048,074.

(c)

For the three months and nine months ended September 27, 2015, as a result of the net loss, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three and nine months ended September 27, 2015, there still would be no dilutive stock awards as no outstanding stock options were considered in the money.

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

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenues
Mexico	$24,857	$34,753	$77,321	$109,515
China	15,134	12,055	41,891	33,547
U.S.	5,009	9,218	15,689	24,804
Total	$45,000	$56,026	$134,901	$167,866

Intersegment revenue
Mexico	$(141)	$(126)	$(396)	$(336)
China	(2,108)	(2,361)	(5,952)	(7,451)
U.S.	(68)	(114)	(335)	(199)
Total	$(2,317)	$(2,601)	$(6,683)	$(7,986)

Net external revenue
Mexico	$24,716	$34,627	$76,925	$109,179
China	13,026	9,694	35,939	26,096
U.S.	4,941	9,104	15,354	24,605
Total segment revenue (which also equals consolidated revenue)	$42,683	$53,425	$128,218	$159,880

Site Contribution
Mexico	$1,642	$2,007	$6,513	$7,682
China	1,643	804	2,808	1,773
U.S.	(331)	243	(771)	728
Total	$2,954	$3,054	$8,550	$10,183

Corporate allocations	2,789	3,167	8,323	9,338
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	4	805	(995)	334
Interest	164	300	598	914
Restructuring charges	—	—	176	—
Earnings (loss) before income taxes	$(3)	$(1,218)	$448	$(403)

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and nine months ended October 2, 2016 and September 27, 2015:

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Mexico	$256	$107	$590	$503
China	95	150	575	777
U.S.	12	221	303	606
Segment total	363	478	1,468	1,886
Corporate and other	14	30	185	69
Total	$377	$508	$1,653	$1,955

Property, plant and equipment (a)

	October 2, 2016	January 3, 2016
Mexico	$9,220	$10,674
China	3,157	2,217
U.S.	2,311	3,255
Segment total	14,688	16,146
Corporate and other	241	297
Total	$14,929	$16,443

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended October 2, 2016 and September 27, 2015:

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
U.S.	$29,470	$41,821	$83,848	$128,214
Canada	9,132	7,186	32,832	18,973
Europe	592	1,163	1,497	3,524
China	1,751	584	4,403	2,134
Africa	1,738	2,672	5,638	7,066
Total	$42,683	$53,425	$128,218	$159,880

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

During the three months ended October 2, 2016, two customers exceeded 10% of total revenues representing 15.6% and 10.2% respectively (September 27, 2015 – two customers represented 16.0% and 11.7%) of total revenue for the third quarter of 2016. During the nine months ended October 2, 2016 two customers individually comprised 15.8% and 15.4% (September 27, 2015 – two customers individually comprised 14.5% and 11.6%) of total revenue for the nine months ended October 2, 2016.

As of October 2, 2016, two customers exceeded 10% of the Company’s accounts receivable representing 12.1% and 10.6% respectively, (January 3, 2016, one customer represented 16.8% of the Company’s accounts receivable).

9.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the three remaining months of fiscal 2016 and a portion of the first nine months of fiscal 2017. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at October 2, 2016:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 6,000	$4,496
Mexican Peso	Buy	MXN 197,070	$11,160

The unrealized loss recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on October 2, 2016 was $4 (September 27, 2015 – unrealized loss $805), and the unrealized gain for the nine month period ended October 2, 2016 was $995 (September 27, 2015 – unrealized loss $334), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on the settled contracts for the three months period ended October 2, 2016 was $619 (September 27, 2015 – realized loss $1,237), and the realized loss for the nine month period ended October 2, 2016 was $2,197 (September 27, 2015 – realized loss $3,119), which is included in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	October 2, 2016	January 3, 2016
Average USD:CAD contract rate	1.33	1.26
Average USD:CAD mark-to-market rate	1.31	1.38
Average USD:PESO contract rate	17.66	15.88
Average USD:PESO mark-to-market rate	19.74	17.47

The derivative asset as at October 2, 2016 was $83 ($Nil as at January 3, 2016) and derivative liability as at October 2, 2016 was $1,175 ($2,087 as at January 3, 2016) which reflected the fair market value of the unsettled forward foreign exchange contracts.

10.	Restructuring charges

During the first quarter of 2016, one employee was terminated in the Markham facility which resulted in severance charges of $176 based on the termination payments which will be paid monthly until the first quarter of 2017. No restructuring charges were incurred for the three months ended October 2, 2016.

Severance

Balance as at January 3, 2016	$—
Charges	176
Payments	(110)

Balance as at October 2, 2016	$66

11.	Commitments

Purchase obligations not recorded on the balance sheet as at October 2, 2016 consist of open non-cancellable purchase orders for raw materials for $15,753 (September 27, 2015 - $18,538), which are expected to be received within 12 months of the purchase order issue date.

The Company executed two new facility lease agreements located in Fremont, California during the quarter. One location represents a lease term of three years commencing on October 1, 2016 for approximately 46,940 rentable square feet with a base rent of $46 per month with an escalation factor each year thereafter. The second location represents a lease term of five years commencing on August 1, 2016 for approximately 20,828 rentable square feet with a base rent of $23 per month with an escalation factor each year thereafter. The Company plans to transfer current operations in the San Jose, California leased location to these two new facilities by the end of the fourth quarter of 2016. The current San Jose facility lease expires on December 31, 2016.

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

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,330 full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended October 2, 2016 compared with the quarter ended September 27, 2015:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended October 2, 2016		Three months ended September 27, 2015		Change 2015 to 2016
	$	%	$	%	$	%
Revenue	42.7	100.0	53.4	100.0	(10.7)	(20.0)
Cost of sales	39.1	91.6	50.3	94.2	(11.2)	(22.3)
Gross profit	3.6	8.4	3.1	5.8	0.5	16.1
Selling, general and administrative expenses	3.5	8.2	4.0	7.5	(0.5)	(12.5)
Operating earnings (loss)	0.1	0.2	(0.9)	(1.7)	1.0	111.1
Interest expense	0.2	0.5	0.3	0.6	(0.1)	(33.3)
Loss before income taxes	(0.1)	(0.2)	(1.2)	(2.3)	1.1	91.7
Income tax expense	0.0	0.0	0.1	0.2	(0.1)	100.0
Net loss	(0.1)	(0.2)	(1.3)	(2.4)	1.2	92.3

Revenue

Revenue decreased by $10.7 million, or 20.0%, from $53.4 million for the third quarter of 2015 to $42.7 million for the third quarter of 2016. The decrease was primarily the result of reduced volumes of $17.0 million, of which a decrease of $8.8 million resulted from two customers which have transferred all business to other contract manufacturers while a reduction of $8.2 million was due to one customer’s reduced demand. The decreases were partially offset by increases in new customer revenue, specifically two new customers which represented $6.1 million of additional revenue during the quarter.

During the third quarter of 2016, revenue from the industrial sector decreased to $15.9 million compared with $26.4 million for the same period in 2015, mainly due to reduced volumes from three customers, two of which have transferred all business to other contract manufacturers. Revenue from the industrial sector as a percentage of total revenue decreased to 37.2% from 49.4% in the third quarters of 2016 and 2015, respectively.

Revenue from the networking and communications sector decreased in the third quarter of 2016 to $16.1 million compared to $21.0 million for the third quarter of 2015. The decrease was due to reductions in revenues from one customer which experienced lower demand partially offset by new customer revenue of $1.8 million and volume increases with an existing customer of $1.2 million. Revenue from the networking and communications sector as a percentage of total revenue decreased to 37.7% from 39.3% in the third quarters of 2016 and 2015, respectively.

Revenue from the power and energy sector decreased to $2.5 million or 5.9% of total revenue for the third quarter of 2016 compared with $3.0 million or 5.6% of total revenue for the same period in 2015. The decrease in revenue was due to reduced volume from two customers which had reduced demand partially offset by revenue from three new customers.

Revenue for the medical sector increased to $8.2 million in the third quarter of 2016, compared to $3.0 million in the third quarter of 2015 primarily as a result of increased revenues of $4.6 million related to two new customers which ramped during the quarter in addition to increased volumes with one long standing customer. Revenue from the medical sector as a percentage of total revenue increased to 19.2% in the third quarter of 2016 compared with 5.7% in the third quarter of 2015.

During the third quarter of 2016 and 2015, the Company recorded approximately $2.8 million and $1.6 million, respectively of sales of raw materials inventory to customers, which carried limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 78.4% of revenue during the third quarter of 2016, compared with 80.1% in the third quarter of 2015. Revenue from the two largest customers during the third quarter of 2016 was $6.6 million and $4.4 million representing 15.6% and 10.2% respectively. This compares with revenues from the largest customers during the third quarter of 2015 which was $8.5 million and $6.2 million representing 16.0% and 11.7% respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2016, 57.9% of our revenue was attributable to production from our operations in Mexico, 30.5% in China and 11.6% in the US. During the third quarter of 2015, 64.8% of our revenue was attributable to production from our operations in Mexico, 18.2% in China and 17.0% in the US.

Gross Profit

Gross profit for the third quarter of 2016 increased by $0.5 million to $3.6 million or 8.4% of revenue compared with $3.1 million or 5.8% of revenue for the same period in 2015. When removing the impact of the unrealized foreign exchange loss on unsettled forward contracts the adjusted gross profit percentage in the third quarter of 2016 was 8.4% compared to 7.3% in the same period of prior year. Revenues decreased by 20.0% in the third quarter of 2016 compared to the same period in prior year, however the gross profit percentage increased. The increase in gross profit percentage was due to improved margins due to product mix, reduced manufacturing expenses and reduced direct labor charges and more favorable foreign exchange rates.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the non-cash unrealized foreign exchange loss on unsettled forward exchange contracts as management does not consider this to be a relevant financial indicator in evaluating the Company’s operating performance. Management does not however, eliminate the realized loss on the cash settled forward exchange contracts from gross profit. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended October 2, 2016	Three months ended September 27, 2015
Gross profit	$3,634	$3,116
Add:

Unrealized foreign exchange loss on unsettled forward exchange contracts	4	805
Adjusted gross profit	$3,638	$3,921

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the third quarter of 2016 was a nominal unrealized loss recognized as a result of revaluing the instruments to fair value, and a realized loss of $0.6 million. Included in cost of sales for the third quarter of 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.8 million, and a realized loss of $1.2 million.

	October 2, 2016	January 3, 2016
Average USD:CAD contract rate	1.33	1.26
Average USD:CAD mark-to-market rate	1.31	1.38
Average USD:PESO contract rate	17.66	15.88
Average USD:PESO mark-to-market rate	19.74	17.47

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended October 2, 2016	Three months ended September 27, 2015
Net loss	$(19)	$(1,343)
Add:
Depreciation	1,045	981
Interest	164	300
Taxes	16	125
EBITDA	$1,206	$63

Add:

Stock based compensation	119	126
Unrealized foreign exchange loss on unsettled forward exchange contracts	4	805
Adjusted EBITDA	$1,329	$994

Despite the reduction in revenue, adjusted EBITDA increased to $1.3 million in the third quarter of 2016 up from $1.0 million for the same period in the prior year mainly due to reduced selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.5 million during the third quarter of 2016 to $3.5 million compared to $4.0 million in the third quarter of 2015. The reduced selling, general and administrative expenses was primarily the result of professional service fees of $0.4 million incurred in the third quarter of 2015 in connection with the mergers and acquisitions strategy that were not incurred in 2016. In addition, there were reduced labor and business travel expenses incurred in the third quarter of 2016 compared to the same period in prior year.

Interest Expense

Interest expense decreased to $0.2 million in the third quarter of 2016 from $0.3 million for the same period in 2015. The decrease of $0.1 million resulted from a lower average debt balance and lower weighted average interest rates. The weighted average interest rates with respect to the debt were 4.1% and 4.2% for the third quarters of 2016 and 2015, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.02 million in the third quarter of 2016 compared to $0.1 million for the same period in 2015 due to minimum taxes and taxes on profits in certain jurisdictions. For the third quarters of 2016 and 2015 a deferred income tax recovery of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Six months ended October 2, 2016 compared with nine months ended September 27, 2015:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended October 2, 2016		Nine months ended September 27, 2015		Change 2015 to 2016
	$	%	$	%	$	%
Revenue	128.2	100.0	159.9	100.0	(31.7)	(19.8)
Cost of sales	116.6	91.0	147.7	92.4	(31.1)	(21.1)

Gross profit	11.6	9.0	12.2	7.6	(0.6)	(4.9)
Selling, general and administrative expenses	10.4	8.1	11.7	7.3	(1.3)	(11.1)
Restructuring charges	0.2	0.2	—	—	0.2	—
Operating earnings	1.0	0.8	0.5	0.3	0.5	100.0
Interest expense	0.6	0.5	0.9	0.6	(0.3)	(33.3)
Income (loss) before income taxes	0.4	0.3	(0.4)	(0.3)	0.8	200.0
Income tax expense	0.1	0.1	0.4	0.2	(0.3)	(75.0)
Net income (loss)	0.3	0.2	(0.8)	(0.5)	1.1	137.5

Revenue

Revenue decreased by $31.7 million, or 19.8%, from $159.9 million for the nine months period ended 2015 to $128.2 million for the nine months period ended 2016. The decrease was primarily the result of reduced volumes of $42.5 million due to two customers which have transferred all business to other contract manufacturers and one customer’s product which has reached end of life. This decreased was partially offset by new customer revenue of $12.7 million in addition to net volume increases with existing customers of $1.9 million.

During the nine months period ended 2016, revenue from the industrial sector decreased to $51.7 million from $81.0 million for the same period in 2015, representing a 36.2% reduction. This was primarily due to reduced revenues from two customers which have transferred all business to other contract manufacturers which was partially offset by net volume increases with other existing customers. Revenue from the industrial sector as a percentage of total revenue decreased to 40.3% for the nine months ended 2016 down from 50.7% for the same period in 2015.

Revenue from the networking and communications sector decreased for the nine months period ended 2016 to $53.2 million compared to $63.2 million for the same period in 2015. The decrease of 15.8% was due to reductions in revenues of $27.3 million from two customers; one customer decrease was due to the product going end of life and an additional customer experienced higher product demand for the same period in the prior year. These reductions were partially offset by demand increases with two customers of $9.4 million in addition to two new customers which represented additional revenue of $6.3 million. Revenue from the networking and communications sector as a percentage of total revenue increased to 41.5% up from 39.5% for the nine months ended 2016 and 2015, respectively.

Revenue from the power and energy sector was $7.0 million for nine months period ended 2016 and $7.5 million for the same period in 2015, representing 5.5% and 4.7%, respectively. The reduction was a result of reduced revenues from two customers which experienced lower demand partially offset by revenue from two new customers.

Revenue for the medical sector increased to $16.3 million for the nine months period ended 2016, compared to $8.2 million for the same period in 2015 due to increased volumes from one customer in addition to revenue from one new customer. Revenue from the medical sector as a percentage of total revenue increased to 12.7% and 5.1%, respectively.

During the nine months period ended 2016, the Company recorded approximately $5.2 million of sales of raw materials inventory to customers, which carried limited margin, compared with $3.8 million for the same period in 2015. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 78.6% of revenue from continuing operations for the nine months period ended 2016, compared with 82.8% for the same period in 2015. Revenue from the two largest customers during the nine months period ended 2016 was $20.2 million and $19.8 million, representing 15.8% and 15.4%, respectively of total revenue for the nine months period ended 2016. Revenue from the two largest customers during the nine months period ended 2015 was $23.2 million and $18.6 million, representing 14.5% and 11.6%, respectively of total revenue for the nine months period ended 2015. No other customers represented more than 10% of revenue in either period.

During the nine months period ended 2016, 60.0% of our revenue was attributable to production from our operations in Mexico, 28.0% in China and 12.0% in the US. During the nine months period ended 2015, 68.3% of our revenue was attributable to production from our operations in Mexico, 16.3% in China and 15.4% in the US.

Gross Profit

Gross profit for the nine months period ended 2016 decreased by $0.6 million to $11.6 million or 9.0% of revenue compared with 7.6% of revenue for the same period in 2015. However, when removing the effects of unrealized foreign exchange (gains) losses on unsettled forward exchange contracts, the adjusted gross profit is 8.3% and 7.8% for the nine months period ended 2016 and 2015, respectively. For the nine months period ended 2016, the reduction in gross margin is due to reduced revenues and the resulting impact to cover fixed costs compared to the same period in prior year which was partially offset by manufacturing efficiencies and reduced labor costs. Margins also improved due to reduced material costs due to product mix and an adjustment the Company recognized during the first quarter which decreased cost of sales by $0.6 million relating to settled liabilities. In addition, more favorable foreign exchange rates resulted in reduced realized foreign exchange losses for the nine months period ended 2016 when compared to the same period in prior year.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the non-cash unrealized foreign exchange loss (gain) on unsettled forward exchange contracts as management does not consider this to be a relevant financial indicator in evaluating the Company’s operating performance. Management does not however, eliminate the realized loss on the cash settled forward exchange contracts from gross profit. Below is the reconciliation from U.S. GAAP measure of gross profit to adjusted gross profit.

	Nine months ended October 2, 2016	Nine months ended September 27, 2015
Gross profit	$11,603	$12,174
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(995)	334
Adjusted gross profit	$10,608	$12,508

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the nine months period ended 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $2.2 million. Included in cost of sales for the nine months period ended 2015 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized loss of $3.1 million.

	October 2, 2016	January 3, 2016
Average USD:CAD contract rate	1.33	1.26
Average USD:CAD mark-to-market rate	1.31	1.38
Average USD:PESO contract rate	17.66	15.88
Average USD:PESO mark-to-market rate	19.74	17.47

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Nine months ended October 2, 2016	Nine months ended September 27, 2015
Net earnings (loss)	$344	$(798)
Add:

Depreciation	3,066	2,976
Interest	598	914
Taxes	104	395
EBITDA	$4,112	$3,487

Add (deduct):

Restructuring	176	—
Stock based compensation	343	344
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(995)	334
Adjusted EBITDA	$3,636	$4,165

Adjusted EBITDA reduced to $3.6 million in the nine month period ended 2016 from $4.2 million for the same period in the prior year, however represented 2.8% of revenue for nine months period ended 2016 compared to 2.6% for the same period in 2015. The reduction in Adjusted EBITDA was due to lower revenue and gross profit, slightly offset by a reduction in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.3 million for the nine months period ended 2016 to $10.4 million compared to $11.7 million for the same period in the prior year. The decrease was mainly due to reduced professional fees, business trip expenses and administrative headcount.

Restructuring Charges

Restructuring charges were incurred of $0.2 million in the nine months period ended 2016 related to a termination of one executive position in the Markham, Canada office location in the first quarter of 2016. These charges will be paid until the first quarter of 2017. No restructuring charges were incurred for the nine months period ended 2015.

Interest Expense

Interest expense decreased from $0.9 million for the nine months period ended 2015 to $0.6 million for the nine months period ended 2016. The decrease of $0.3 million was primarily the result of lower average debt balances in addition to reduced interest rates. The weighted average interest rate reduced to 4.2% for the nine months period ended 2016 compared to 4.4% for the nine months period ended 2015.

Income Tax Expense

During the nine months period ended 2016, the Company recorded current income tax charges of $0.3 million for taxes on profits in foreign jurisdictions offset by tax recoveries of less than $0.1 million in the U.S. During the nine months period ended 2015, the Company recorded a current income tax expense of $0.5 million, primarily related to minimum taxes and taxes on profits in certain jurisdictions. For the nine months period ended 2016 and 2015 a deferred income tax recovery of $0.1 million was recorded on temporary differences related to the Mexican operations.

Liquidity

Net cash provided from operating activities for the nine months period ended 2016 was $5.8 million compared to $6.7 million for the nine months period ended 2015 driven by a reduction of accounts receivable compared to the same period in prior year and reduced inventory purchases due to lower sales. This was offset by increased payments of accounts payable and accrued liabilities for the nine months period ended 2016 compared to the same period in prior year which resulted in a decrease in overall cash flow from operations. In addition, the nine months ended 2016 generated net earnings from operations as a result of improved gross margin compared to the same period in prior year and reduced selling, general and administrative expenses for the nine months period ended 2016 due to costs controls, and lower professional fees. Accounts receivable days sales outstanding were 50 and 48 days for the nine months period ended 2016 and 2015, respectively. The increase was largely due to the timing of collections compared to the same period in prior year and changes in customer mix with longer payment terms. Inventory turnover, on an annualized basis increased from 6.5 times in the nine months period ended 2015 to 6.8 times in the nine months period ended 2016 due to improved inventory management. Accounts payable days outstanding increased to 60 days at the end of the nine months period ended 2016 compared to 54 days for the same period in 2015. The increase was due to the timing of payments and improved terms with some vendors.

Net cash used by financing activities during the nine months period ended 2016 was $3.1 million compared to cash used from financing activities of $5.6 million for the nine months period ended 2015. The cash used was the result of debt repayments. During the nine months period ended 2016, the Company made revolving debt repayments of $2.7 million, compared to $4.7 million during the same period in 2015. The Company also made scheduled term debt repayments of $0.5 million for the nine months period ended 2016. There was no term debt in 2015. The Company made principal payments for capital leases of $0.4 million for the nine months period ended 2016 compared to $0.9 million for the same period in prior year. Payments were partially offset by proceeds from a sale leaseback transaction of $0.5 million for the nine months period ended 2016 which did not occur in the same period in prior year.

Net cash used in investing activities during the nine months period ended 2016 and 2015 was $1.5 million and $1.7 million, respectively, primarily consisting of additions of property, plant and equipment. For the nine months period ended 2016 restricted cash deposits were released in the amount of $0.3 million and proceeds were received from the sale of property, plant and equipment of $0.1 million.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility which expires on January 2, 2018. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.50%. The Company also has a Long-Term Debt Facility with PNC which also expires on January 2, 2018 and bears interest at the U.S. base rate plus 1.00%. Collectively, the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility are referred to as the PNC Facilities.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the quarter ended October 2, 2016 was 4.1%. At October 2, 2016, the interest rate on the PNC Revolving Credit Facility was 4.0% based on the U.S. prime rate plus 0.50% and the interest rate on the PNC Long-Term Debt Facility was 4.5% based on U.S. prime plus 1.00%.

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

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at September 30, 2016.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and the PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $35 million and PNC Long-Term Debt Facility of $4.5 million are sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at October 2, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 2, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SMTC CORPORATION

	By:	/s/ Sushil Dhiman
	Name:	Sushil Dhiman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Dunfield
	Name:	Roger Dunfield
	Title:	Chief Financial Officer (Principal
Accounting Officer)

Date: November 3, 2016

EXHIBIT INDEX

31.1	Certification of Sushil Dhiman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

31.2	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

32.1	Certification of Sushil Dhiman, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

32.2	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.