Form 10-K
period 2017-01-01
SMTC CORP
filed 2017-03-09
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $19.5 million on July 3, 2016. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value of the registrants common stock is based upon the closing price of the common stock as reported on The NASDAQ Global Market on July 3, 2016.

As of March 9, 2017, SMTC Corporation had 16,729,216 shares of common stock, par value $0.01 per share outstanding.

PART I

Unless the context otherwise requires, in this annual report on Form 10-K (the “Form 10-K”) where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation and its subsidiaries, as applicable. Where we refer to the “industry”, we mean the electronics manufacturing services industry. Unless otherwise noted or the context otherwise requires, all references to years in this report are to fiscal years.

A number of the statements made in this Form 10-K are forward-looking in nature. These statements are qualified by the inherent risks and uncertainties surrounding future expectations generally. SMTC cautions readers that all statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. All of these forward-looking statements are based upon estimates and assumptions made by SMTC’s management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such statements. No assurance can be given that any of the results contemplated by those statements will be realized, and it is possible that actual results will differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include: (1) increased competition; (2) increased costs; (3) the inability to implement our business plan and maintain covenant compliance under our credit agreements; (4) the loss or retirement of key members of management; (5) increases in SMTC’s cost of borrowings or lack of availability of additional debt or equity capital on terms considered reasonable by management; (6) adverse state, federal or foreign legislation or regulation or adverse determinations by regulators; (7) changes in general economic conditions in the markets in which SMTC may compete and fluctuations in demand in the electronics industry; (8) the inability to manage inventory levels efficiently in light of changes in market conditions; (9) the inability to sustain historical margins as the industry develops and (10) challenges in maintaining manufacturing efficiencies with changing customer demands. In addition, SMTC’s business and results of operations are subject to the risks and uncertainties described under the heading “Risk Factors” in this report and described from time to time in SMTC’s other filings with the Securities and Exchange Commission.

Item 1.	Business

BUSINESS

Overview

SMTC Corporation is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has facilities in the United States, Canada, Mexico, and China, with approximately 1,235 employees of which 1,177 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies primarily within the industrial, networking and communications, power and energy and medical market sectors.

SMTC has customer relationships with industry leading OEMs. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supplier base and to form long-term strategic partnerships with select high quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the addition of new high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

We believe that fundamental to the key benefits we offer is our strategic approach in working with customers premised upon gaining insight into their business and bringing innovative solutions to enhance their competitiveness, time to market and profitability. SMTC seeks to lower total cost of ownership, improve product quality and reliability, accelerate new products to market, improves service and DOF, reduce working capital requirements and capital expenditures, all of which results in improvement of our customers’ overall margins and end customer satisfaction.

Our Fremont (formerly San Jose), California facility operates in a ‘Copy-Exact’ lean process environment specializing in NPI, PCBA, system integration, CTO services, and is FDA and ITAR registered.

Our Markham, Ontario (Toronto) site serves as the corporate office and as a key center of excellence (“COE”), with particular emphasis on supporting our global manufacturing locations in value engineering, transition management, global supply chain management, procurement engineering, financial and treasury services and information technology. In addition, the COE works directly with customers on product design projects of various scope and scale.

Our Chihuahua, Mexico facility serves as SMTC’s largest manufacturing and assembly operation, offering customers high quality services in a cost effective site. This facility operates in a ‘Copy-Exact’ lean process environment located close to North American OEMs. Offering state of the art PCBA and a full suite of system integration services, along with cable harness assembly, enclosure and precision sheet metal fabrication, this facility services those OEMs requiring the lowest cost North American manufacturing solutions.

SMTC operates two large scale manufacturing facilities located in China. One facility is in ChangAn (Dongguan) and the other facility in Suzhou. These sites both operate in ‘Copy-Exact’ environments and enable SMTC to capitalize on the strengths of both operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. These facilities offer a full suite of integrated manufacturing services, including PCBA, testing, box build, final product integration, world-wide customer logistics, and expanded supply chain capabilities through our Hong Kong sourcing and procurement office.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. There is currently considerable outsourcing of manufacturing by OEMs in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as labor intensive functions were outsourced by OEMs to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased, and are partnering with EMS suppliers that offer broader expertise.

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

•

Reducing Time to Market.    Electronic products are experiencing shorter product life cycles, requiring OEMs to continually reduce the time required to bring new products to market. OEMs can significantly improve product development cycles and reduce time to market by benefiting from the expertise and infrastructure of EMS providers. This expertise includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, with the critical support of worldwide supply chain management.

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

•

Shift from a Fixed to Variable Cost Model.    Through outsourcing, OEMs are able to shed substantial fixed costs of manufacturing and take advantage of EMS providers’ efficient facilities, resulting in a highly variable and efficient cost structure.

SMTC Capabilities and Performance

SMTC’s electronic manufacturing services span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end of life phases. We believe that SMTC’s innovative manufacturing services have the capabilities to reduce our customers’ product costs and time to market, which improves competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

SMTC offers three vertically integrated manufacturing streams: enclosures and precision metal fabrication products; PCBA products; and larger-scale systems. For each of these streams, SMTC provides a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, CTO, BTO and DOF. These core services are complemented with cable assembly, interconnect and value engineering services. SMTC’s three manufacturing streams are vertically integrated to better control quality, lead times and inventory risk and to avoid the “margin stacking” that can occur when these services are provided by loosely connected entities. Customers benefit from lower costs, better quality, and shorter lead times.

Our vertically integrated manufacturing services include:

PCBA Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows SMTC to support low, medium and high mix and volume manufacturing requirements as well as to deliver a final product directly to the end customer.

System Level Integration, Box-Build and Test.    Our system and subsystem assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, battery boxes and connector blocks, power supplies, backplanes and thermal controls. Our test expertise encompasses the full array of technologies present in today’s system level products, including high-speed digital, radio frequency, precision analog, power, thermal and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBAs, subassemblies and systems to meet our customers’ requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product specific tests.

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

The SMTC Customer Experience:    SMTC combines strong performance with a partnership approach that delivers tangible, bottom line benefits through committing expertise and resources towards customer goals. We believe it is one of many reasons why some SMTC customers have been with us for many years.

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

Strategic Fit:    Fit matters. Winning OEMs look for winning manufacturing partners. SMTC mitigates the risk of outsourcing and seeks to deliver results and value.

Global Footprint:    SMTC offers a leading strategic and operational footprint with four manufacturing / technology centers worldwide, approximately 500,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Mexico and China.

Superior Value:    SMTC continuously works collaboratively with customers to identify, prioritize and implement opportunities for cost reduction. Working collaboratively helps ensure superior service, operational excellence and continuous cost improvement.

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

Focus on Well Defined Customer Markets    SMTC focuses on specific customer sectors that align well with the Company’s capabilities. These sectors primarily include industrial, networking and communications, power and energy and medical markets. Customers with unique medium to high mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for SMTC’s capabilities. We continue to leverage our experience and established relationships in our existing market segments.

Provide Advanced Technological Capabilities    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in assembly and fabrication technologies and in design, engineering and test capabilities, we are able to provide our customers with a variety of advanced design and manufacturing solutions.

Provide Comprehensive Service Offerings    SMTC’s broad array of electronic manufacturing services spans the entire electronic product life cycle from introduction and development of new products to the support of products to growth and maturity phases. We perform advanced printed circuit board assembly and test and complement these capabilities with precision enclosure fabrication, system integration, product configuration, and build-to-order services. As products mature, we provide comprehensive value engineering services to reduce the cost of the products we produce without compromising quality or function. As products near their end of life, SMTC’s sustaining engineering and supply chain management systems ensure continued availability and support of hard to source components while mitigating the risks associated with declining inventories. We believe that our breadth of services provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is time and cost effective.

Maintain a Competitive, Scalable Cost Structure   We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but also is both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization. We have made investments in manufacturing capacity and will continue to do so.

Technology, Processes and Development

The SMTC engineering services team delivers a range of design, engineering and manufacturing solutions. We have electronic engineering expertise in many markets, including industrial, networking and communications, power and energy and medical. We maintain manufacturing equipment and tools to the highest calibration standards possible. We follow a comprehensive preventative maintenance program. Customers rely on our full range of design services—from software and firmware development, to electronic design, mechanical design and PCB layout. Our design services capability optimizes product design for maximum performance, higher yields, and faster time to market, with the objective of assisting our customers in becoming more profitable and more competitive. We partner with our customers to deliver innovative manufacturing solutions aligned with their business objectives. We offer everything from full-service, turnkey product development and manufacturing to on site engineering support.

Our test expertise encompasses the full array of technologies present in today’s system level products, including high-speed digital, precision analog, wireless, power, thermal, and optical. We provide complete electrical and mechanical testing for cables, harnesses, PCBAs, subassemblies and systems to meet our customer’s requirements and specifications. Our in-house expertise enables us to provide custom test development services to our customers and to implement their product specific tests.

SMTC’s box build experience spans the past 17 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of our customers.

SMTC’s DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also implement responsive, efficient and cost-effective configure to order and order fulfillment solutions. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

SMTC’s continues to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2016, investments were made in automated 3D solder paste inspection, 3D x-ray inspection, high volume selective wave solder, PCBA cleaning and conformal coating, ultrasonic welding of plastics, potting of electronics, computer numerical control machining of precision metal parts and automated cable stripping and crimping for wire harnesses.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review and improve our quality performance to exceed customer expectations. All SMTC sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. SMTC is continuing to make investments in quality, and is in the process of replacing the existing CIM system with Factory Logix, a product from Aegis Industrial Software. This investment will improve transaction control on the production floor and traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are certified with the International Organization for Standardization (“ISO”) ISO-9001 quality management system standard and ISO-13485 medical standards. All SMTC sites have also achieved the Environmental Management Standards ISO-14001 certification. Each of these standards is governed by the ISO. SMTC builds PCBAs according to IPC standards, an association connecting the electronic industries, and has been an IPC member since 1991. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements.

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. Our marketing and sales team work collaboratively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for customers.

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

The demand management process is a core process at SMTC, which drives short and long term planning and execution activities. Effective demand management optimizes materials availability, supply base performance and overall liability management. We recognize the need to deploy people, process and technology, as well as extensive customer communication and visibility, to ensure effective demand management execution. This allows for real time analysis, feedback and implementation of changes in customer and end-market demand, rapid communication to suppliers of changes in requirements, and a truly responsive end-to-end supply chain.

SMTC also employs Kinaxis RapidResponse, an integrated response management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows SMTC to perform real-time demand scenario simulation, review supply constraints, perform rapid manufacturing resource planning, clear to build analysis and communicate changes in requirements to suppliers—all on the same day. With RapidResponse, SMTC teams are able to achieve high levels of supply chain agility with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. In this way, SMTC gains the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

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

The Company has a global commodity manager in Kowloon, Hong Kong who serves to improve access to the broad base of component suppliers in the Asia region and provides the Company with competitive pricing. The Hong Kong office manages component sourcing to support SMTC’s global operations.

SMTC Suppliers

RapidResponse works hand-in-hand with custom electronical data interchange (“EDI”), business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through EDI programs, SMTC has an ongoing view into supplier on-hand inventories and is able to more effectively plan factory capacities and provide customer delivery commitments.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost effective manner than is achievable through traditional EDI. We believe our volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers via vendor managed inventory programs into SMTC supply chain programs. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition and an increase in inventory. Ultimately, however, our customers generally are responsible for all materials purchased and goods manufactured on their behalf.

SMTC Customers

SMTC is a distinctive mid-tier EMS provider, supporting customers in industrial, networking and communications, power and energy and medical sectors.

       Revenue in 2016 was attributed to the following industry sectors: 40.9% from industrial, 39.8% from networking and communications, 5.3% from power and energy and 14.0% from medical.

Industrial product expertise includes:

●	Semiconductor manufacturing and test equipment
●	Electrical distribution, industrial controls
●	Point of Sale (POS) terminals
●	Currency recognition devices
●	Residential and commercial security systems
●	GPS navigation and positioning systems
●	Components and sub-systems for rapid prototyping equipment
●	RF modules for satellite based tracking systems
●	Protocol analyzers
●	Laser precision measurement equipment
●	CCD and CMOS cameras for machine vision systems
●	Robotics & automation systems
●	High-end audio systems
●	Home security systems
●	Sports and recreational equipment
●	Digital imaging & camera products
●	Touch screen & handheld panel devices
●	GPS and sensor-enabled micro optics displays

Networking and Communication product expertise includes:

●	VoIP infrastructure, accessing, IVR systems
●	Carrier class switching and routing systems
●	Broadcast communication equipment
●	Broadband accessing, ADSL and wireless gateway, modem
●	Video and audio signal processing and distribution systems
●	Network traffic management devices
●	Network application delivery and optimization
●	Test and Measurement enhanced equipment
●	Private IP communications devices
●	Radio Frequency enhanced equipment
●	Professional audio and video processing and distribution systems
●	Handheld internet access devices
●	High-end storage devices
●	Office printers, networked production and industrial printing systems
●	Mid-range servers and computing systems
●	Electronic display systems
●	Financial terminals with biometric authentication
●	Digital media systems
●	Supercomputing and cloud computing platforms
●	Mobile Smart and Wi-Fi/Bluetooth devices

Power and Energy product expertise includes:

●	Solar capital equipment products
●	PV module assembly and manufacturing
●	Small, medium and large inverters, combiners and power products
●	Smart grid products
●	Solar power inverters
●	Power storage & convertors
●	Notebook and tablet rechargeable battery
●	Power monitor and controllers
●	Power battery chargers & analyzers
●	Energy controllers and monitors
●	Environment control thermostats
●	LED lighting systems

Medical product expertise includes:

●	Diagnostic devices
●	Imaging and laboratory equipment
●	Patient monitoring systems
●	Infusion pumps and dispensing systems
●	Medication dispensing devices
●	Health and wellness personal products
●	Healthcare management
●	Dental equipment
●	Electron microscopes
●	Environmental equipment, process for scientific instruments
●	Blood glucose meters
●	Medical imaging and laboratory X-ray equipment

SMTC achieved ISO-13485 certification at all sites worldwide. ISO-13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The ISO-13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 25 years’ experience working in partnership with OEMs. Our Fremont location is a registered FDA facility achieving this distinction for the first time in 2016 and is in compliance with federal Good Manufacturing Practice and the Quality System Regulations.

In 2014, SMTC launched our quick-turn prototype manufacturing services through our dedicated NPI Technical Center in California. SMTC’s newest quick-turn prototyping facility is located in the heart of Silicon Valley in our Fremont facility. It caters to both existing customers who want a quick proof-of-concept, as well as emerging companies who need prototypes of their new inventions. The NPI Technical Center streamlines the traditional manufacturing process by minimizing non value-add steps while still leveraging robust supply chain and manufacturing expertise. In addition to providing fast turnaround times, SMTC’s NPI Technical Center provides services such as bill of materials validation, custom design, product testing, value analysis, value engineering and supply chain optimization. Additionally, tight integration with new product introduction and production teams allow SMTC to achieve a smooth transition from prototype to manufacturing.

Our Competition

The EMS industry is composed of numerous companies that provide a range of manufacturing services for OEMs, from PCBA, to design, prototyping, final system assembly, configuration, order fulfillment, repair and aftermarket services. The EMS market consists of contract manufacturers, or CMs, and original design manufacturers, or ODMs. CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the mid-sized CM sector.

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues generally are greater than $2.0 billion.

Mid-size/Tier 2: Usually focused in one region such as North America, Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues of up to $2.0 billion.

Regional /Tier 3: Usually focused in North America and typically with minimum operations in low-cost geographic regions and less than $300 million in annual revenues.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

SMTC competes against large CMS such as Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina, Inc., Benchmark Electronics Inc., Plexus Corp., Sparton, IEC, Sigmatron, Key Tronic Corp. as well as numerous mid-size, regional and small EMS providers.

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

          Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we live and operate. The Company cooperates with government agencies that have the mandate to verify compliance to relevant environmental laws.

The electronics industry is subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. The State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. We are committed to comply with the directives/regulations that require disclosures regarding conflict minerals and measures taken to combat human trafficking and slavery. In particular, we are adopting best practices developed by industry groups, such as the Global e-Sustainability Initiative (GeSI) and the EICC, to conduct our due diligence in these areas. We work collaboratively with our suppliers to encourage their compliance with the EICC's supply chain initiatives.

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

Backlog

Our backlog is typically a combination of purchase orders and forecasts. Our customers typically provide purchase orders for delivery of products due within 30 to 90 days. We are also provided additional demand beyond 90 days to drive material demand and perform resources and capacity planning. We do not believe that the backlog of expected product sales covered only by purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or canceled.

Employees

As of January 1, 2017, we employed approximately 1,235 employees of which 1,177 are full-time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we are able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of January 1, 2017, our only unionized employees were at our Mexico facility, representing a portion of our Mexican labor force. We have never experienced a work stoppage or strike and believe we have good employee relations.

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

Our two largest customers represented 16.0% and 12.3%, of total revenue, for the year ended January 1, 2017. Our top ten largest customers collectively represented 76.2% of our total revenue for the year ended January 1, 2017. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers (as we have historically experienced in the past) or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue significantly. A reduction in revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our revenues have declined during each of the last three years. If general economic conditions deteriorate, we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and the Company’s ability to predict the effect such conditions will have on its customers, the Company cannot predict the scope or magnitude of the negative effect that any economic slowdown may have on it.

We are exposed to fluctuations in currencies against the U.S dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. The Company has decided at this time not to hedge exposure due to foreign exchange currency related to Euro component purchases or Asian payroll. To the extent we are not able to effectively manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers including Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina Corp., Benchmark Electronics Inc. Sparton, IEC, Key Tronic Corp., Sigmatron and Plexus Corp. In addition, we compete against numerous smaller competitors. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

 We experience variability in our operating results, which could negatively impact the price of our shares.

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly impact our business in the future. Prospective investors should not rely solely on our results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Sometimes anticipated orders from customers have failed to materialize and, at times, delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, a reduction in customer demand may decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and supply chain function and adversely affected costs.

Any of these factors or a combination of these factors could have an adverse impact on our business, financial condition and results of operations.

We are dependent upon the industry sectors we service, which produce electronic products that are technologically advanced with short life cycles.

Most of our customers develop technologically advanced electronic products, which are characterized by intense competition, short product life cycles and significant fluctuations in product demand. In addition, these products are generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and the demand for our services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has in the past experienced downturns. A decline in the industry demand for these products would likely have an adverse impact on our business, financial condition and results of operations.

Consolidation in the industry sectors we operate in may adversely affect our business by increasing customer buying power or increasing competition.

Consolidation in the industry sectors among our competitors, our customers, or both, may result in increasing or strengthening large electronics companies. The significant buying and market power of these companies may increase competitive pressures on us, which could negatively impact our margins. In addition, if any of our large customers are acquired or merged, we may lose that customer’s business.

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

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. At such times, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases, which if we are not able to recover from our customers, could reduce our operating income. In addition, we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

 Volatility in the financial markets.

Our ability to obtain future financing or amend the existing terms of our current credit and long-term debt facilities on terms acceptable to us may be adversely impacted by the volatility of the credit markets. In addition, the volatility could negatively impact our customers, certain of their customers, and our suppliers. These impacts could lead to a decrease in demand for our services, as well as our customers’ products, or a decrease in supply of our inputs, which could result in a negative effect on our results of operations or in our customers having insufficient financing to support their business.

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

If the products we manufacture are defective, demand for our services may decline and we may be exposed to product liability and product warranty claims.

Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or deficiencies in our manufacturing processes, could result in product or component failures, which may damage our business reputation, and expose us to product liability or product warranty claims.

If a product or component we manufacture is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve any potential claims resulting from such damages or defects. In addition, any such claim could hurt our reputation or position in the marketplace, which could result in the loss of existing customers and our ability to attract new ones. A successful product liability or product warranty claim could have a material adverse effect on our business, financial condition and results of operations.

Although, generally, liability for these claims in our contracts rest with our customers, our customers may or may not have the resources to satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain, now or in the future, executive officers and key personnel . In addition, if we receive a significant volume of new orders at any one time, we may have difficulty recruiting skilled workers to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

Risks particular to our international manufacturing operations could adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;
•	longer payment cycles and greater difficulty in collecting amounts receivable;
•	reduced credit and payment terms with vendors;
•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	changes in international trade agreements;
•	imposition of restrictions on currency conversion or the transfer of funds; and
•	trade restrictions.

In 2016, 87.3% of our revenue was earned from products that we manufactured internationally (outside of the U.S). Changes to laws, regulations or trade agreements in relation to Mexico or China could have an adverse impact on our business, financial condition and results of operations.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. Such changes, delays and cancellations may lead to our production and possession of excess or obsolete inventory, which we may not be able to sell to the customer or a third party. The success of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in sourcing strategy by a significant customer or by a group of customers could negatively impact our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities, which have associated fixed costs not dependent on our level of revenue.

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

Our design and manufacturing services offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights between us and our customers. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not they have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

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

The Company borrows money under a Revolving Credit and Security Agreement which is comprised of the PNC Revolving Credit Facility and the Long-Term Debt Facility (collectively the “PNC Facilities”) with PNC Bank, National Association (“PNC”) which expires on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.25%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

Our debt outstanding under the PNC Facilities could have adverse consequences for our business, including:

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
•

We may fail to comply with covenants under our PNC Facilities. The financial covenants require the Company to maintain minimum fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the Revolving Credit and Security Agreement).  The financial covenant relating to a minimum fixed charge coverage ratio is in effect on a rolling twelve month basis until January 2, 2021.  Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the lender.

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

If we are not able to comply with these covenants and requirements, PNC has the right to demand accelerated payment and we would have to seek alternative sources of financing, which may not be available, or be available on acceptable terms. In addition, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations. If our borrowing base is diminished we may not have sufficient access to capital to finance operations or capital needs.

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

RISKS RELATED TO ASSESSMENT OF INTERNAL CONTROL

We may in the future identify a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.

We cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. The existence of a significant deficiency or material weakness could result in errors in our financial statements that could in turn result in a restatement of the consolidated financial statements, cause us to fail to meet our reporting obligations or cause lenders, suppliers, customers and investors to lose confidence in our reported financial information. Any combination of the above could lead to harmful effects on our business and a decline in our stock price.

Item 2.	Properties

We conduct our operations within approximately 500,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures and Markham which serves as the principal executive office. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Fremont, California	67,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An (Dongguan), China	150,000	Leased
Suzhou, China	67,000	Leased

The principal executive office of SMTC is located at 635 Hood Road, Markham, Ontario, Canada L3R 4N6, which is a leased facility.

Item 3.	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. At this time, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the years ended January 1, 2017 (“2016”) and January 3, 2016 (“2015”).

	Common Stock Price
	2016		2015
	High	Low	High	Low
First Quarter	$1.53	$1.14	$1.81	$1.34
Second Quarter	1.68	1.33	1.88	1.20
Third Quarter	1.85	1.30	1.86	1.20
Fourth Quarter	1.68	1.23	1.69	1.28

Stock performance graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index and to a peer group chosen by the Company for 2016 (the “Peer Group”). The Peer Group is comprised of the following companies: IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc. Note; API Technologies Corp. and Multi-Fineline Electronix Inc. are no longer presented in the Peer Group, as these companies are no longer publicly traded on the NASDAQ.

The total stockholder return assumes $100 invested on January 1, 2012 in SMTC’s common stock or December 31, 2011 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total shareholder return assumes reinvestment of dividends.

Holders

As of February 24, 2017, there were approximately 108 holders of record of the Company’s common stock.

As of February 24, 2017, the Company’s capital stock consisted of 26,000,000 authorized shares of common stock, par value $0.01 per share, of which, as of such date, 16,647,128 shares were issued and outstanding, and 5,000,000 authorized shares of special voting stock, par value $0.01 per share, of which, as of such date, there are no outstanding special voting stock.

Dividends

The Company has never declared a cash dividend on its common stock. Our Board of Directors has no present intention to authorize the payment of dividends on our common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated balance sheet, statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), and December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”), December 31, 2012 to December 29, 2013 (“year ended December 29, 2013”) and January 2, 2012 to December 30, 2012 (“year ended December 30, 2012”).

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with US GAAP.

Consolidated Statements of Operations and Comprehensive Loss Data

(in USD millions except weighted average shares, which is in millions):

	Years Ended
	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Revenue	$167.9	$220.6	$228.5	$270.7	$296.3
Cost of sales	152.8	202.9	209.6	255.5	270.4

Gross profit	15.1	17.7	18.9	15.2	25.9

Selling, general and administrative expenses	14.0	15.9	17.9	19.2	17.3
Loss (gain) on contingent consideration (a)	—	—	—	0.3	(0.7)
Restructuring charges (b)	0.2	—	1.4	2.0	2.2
Gain (loss) on disposal of capital assets	0.0	—	0.0	(0.1)	—
Operating earnings (loss)	0.9	1.8	(0.4)	(6.2)	7.1
Interest expense - net	0.8	1.2	1.7	1.7	2.0
Earnings (loss) before income taxes	0.1	0.6	(2.1)	(7.9)	5.1
Income tax expense (recovery)	0.3	0.7	1.8	4.6	(1.8)

Income (loss), also being comprehensive income (loss)	$(0.2)	$(0.1)	$(3.9)	$(12.5)	$6.9

Basic earnings (loss) per common share	$(0.03)	$(0.00)	$(0.24)	$(0.76)	$0.42

Diluted earnings (loss) per common share	$(0.03)	$(0.00)	(0.24)	$(0.76)	$0.42

Weighted average number of shares outstanding
Basic	16.5	16.4	16.4	16.4	16.3
Diluted	16.5	16.4	16.4	16.4	16.4

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

(b)

During 2016, restructuring charges related to one executive terminated in the Markham, Ontario office. No restructuring charges were incurred during 2015. During 2014, restructuring charges of $1.4 million were incurred related to severance charges in connection with the Company’s 2014 restructuring plan. During 2013, additional restructuring charges of $2.0 million were recorded in connection with the Company’s 2012 restructuring plan and lease exit costs. During 2012, the Company recorded restructuring charges of $2.2 million consisting of facility exit costs and severance related to the 2012 restructuring plan.

Consolidated Balance Sheet Data and Cash Flow Data:

(in USD millions)

	As at and for the Years Ended

	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
Cash	$8.5	$6.9	$5.4	$3.3	$2.2
Working capital (1)	20.0	14.0	8.9	10.8	19.6
Total assets	69.0	82.0	88.7	92.8	120.9
Long-term debt and capital lease obligations	8.3	4.2	0.9	0.5	1.3
Shareholders’ equity	26.2	26.3	25.8	29.4	41.6
Capital expenditures	2.2	2.8	3.6	4.0	7.4
Cash flows provided by operating activities	6.9	10.9	4.9	3.4	9.3
Cash flows (used in) provided by financing activities	(3.2)	(6.7)	(0.9)	0.3	(4.0)
Cash flows used in investing activities	(1.3)	(3.5)	(1.9)	(2.6)	(5.7)

(1)	Calculated as current assets minus current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC Corporation is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and sustaining engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has facilities in the United States, Canada, Mexico, and China, with approximately 1,235 employees of which 1,177 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies primarily within the industrial, networking and communications, power and energy and medical market sectors.

Developments in the year ended January 1, 2017

Total revenue decreased by $52.7 million or 23.9% in 2016 compared to 2015. The loss of two customers in the industrial sector represented a decrease of $33.3 million in revenues. Revenues further decreased as a result of products reaching end of life with four customers representing an additional reduction in revenue of $33.5 million. One networking and communications customer serviced in Mexico represented $21.1 million of this reduction and another power and energy customer serviced out of China represented $7.8 million of this reduction. These reductions were partially offset by new customer revenue exceeding $14.0 million, including one new medical customer serviced in China with revenue of $8.3 million.

Despite the decrease in revenue of $52.7 million, operating earnings only declined by $0.9 million from $1.8 million in 2015 to $0.9 million in 2016 due to improved gross margins and reduced selling, general and administrative expenses of $1.9 million in 2016 compared to 2015. There was incremental rent of $0.2 million in 2016 related to the new Fremont office location in California in addition to $0.4 million in move related expenditures. In 2015, $0.6 million of additional expenditure was incurred related to professional fees for the previously disclosed mergers and acquisitions activities.

In November 2016, the Company entered into the eleventh amendment to the PNC Facilities with PNC, which extended the term of the PNC Facilities to January 2, 2021. This amendment reduced interest rates on outstanding borrowings and improved liquidity by converting a portion of short term debt to long term debt. Reduction of debt continues to be a focus area. The Company generated positive cash flow from operations and reduced debt net of cash to $4.9 million compared to $9.6 million in the prior year.

Adjusted EBITDA, which the Company defines as earnings before restructuring charges, interest, taxes, depreciation, stock based compensation and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts, is a non-GAAP measure used by our Board of Directors and management to monitor business performance as well as compliance with bank covenants. Adjusted EBITDA decreased to $4.7 million in 2016 from $5.7 million in 2015. However, Adjusted EBITDA as a percentage of revenue increased to 2.8% in 2016 compared to 2.6% in 2015. The reduction in Adjusted EBITDA, was primarily driven by the reduced revenue which was offset by improved gross margins in 2016 over 2015 and reduced selling, general and administrative expenses compared to 2015. For a reconciliation of Adjusted EBITDA to net loss, which we believe to be the most comparable GAAP measure, see “EBITDA and Adjusted EBITDA Reconciliation”.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the fiscal periods listed:

	Year ended January 1, 2017		Year ended January 3, 2016		Year ended December 28, 2014
Revenue	100.0%		100.0%		100.0%
Cost of sales	91.0		92.0		91.7
Gross profit	9.0		8.0		8.3
Selling, general and administrative expenses	8.3		7.2		7.8
Restructuring charges	0.1		—		0.6
Gain on disposal of capital assets	—		—		0.1
Operating earnings (loss)	0.6		0.8		(0.2)
Interest expense	0.5		0.5		0.7
Earnings (loss) before income taxes	0.1		0.3		(0.9)
Income tax expense
Current	0.1		0.3		0.4
Deferred	0.1		0.0		0.4
	0.2		0.3		0.8
Net loss	(0.1	) %	(0.0	) %	(1.7)%

Year ended January 1, 2017 compared to the year ended January 3, 2016

Revenue

Industry Sector	Year ended January 1, 2017		Year ended January 3, 2016		Change
	$	%	$	%	$	%
Industrial	68.7	40.9	103.5	46.9	(34.8)	(33.6)
Networking and Communications	66.9	39.8	86.6	39.3	(19.7)	(22.7)
Power and Energy	8.8	5.3	18.2	8.2	(9.4)	(51.6)
Medical	23.5	14.0	12.3	5.6	11.2	91.1
Total	167.9	100	220.6	100	(52.7)	(23.9)

During 2016, the Company recorded approximately $7.0 million of sales of raw materials inventory to customers, which carried limited margin, compared to $5.5 million in 2015. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order to be altered or changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 76.2% of revenue in 2016, compared to 80.4% in 2015. Revenue from our two largest customers during 2016 was $26.9 million and $20.7 million, representing 16.0% and 12.3% of revenue, respectively. This compared to revenue from our two largest customers during 2015 of $29.5 million and $24.1 million, representing 13.4% and 10.9% of revenue. No other customer represented more than 10% of revenue in either year.

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the location of our operations, which are Mexico, China and the United States. This is consistent with how we report our segmented information, as set out in Note 10 to our consolidated financial statements.

During 2016, 60.8% of our revenue was attributable to our operations in Mexico, 26.5% in China, and 12.7% in the U.S. During 2015, 64.5% of our revenue was attributable to our operations in Mexico, 20.6% in China, and 14.9% in the U.S.

Gross Profit

Gross profit decreased to $15.1 million in 2016 from $17.7 million in 2015. Gross margin percentage increased to 9.0% in 2016 compared to 8.0% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross margin percentage increased to 8.5% in 2016 up from 7.8% in the prior year. This decrease in gross profit was primarily the result of reduced revenues, impacting the Company’s ability to cover fixed overhead costs offset by increased margins due to product mix, decreased labor and variable costs. Included in fixed costs for 2016 was additional rent of $0.2 million related to the new Fremont location in California during the fourth quarter of 2016 while the Company was still incurring rent at the prior location for the duration of that quarter.

The Company presents this adjusted gross profit amount as we evaluate gross margins internally (excluding the unrealized foreign exchange gains on unsettled forward foreign exchange contracts). Unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts is excluded as it is non-cash and management does not deem the mark to market valuation indicative of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to adjusted gross profit:

	Year ended January 1, 2017	Year ended January 3, 2016
Gross profit	$15,027	$17,717
Add:

Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(831)	(616)
Adjusted gross profit	$14,196	$17,101

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2016 was a realized loss of $2.8 million compared to a realized loss of $4.4 million in 2015. In 2016, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.8 million was recorded compared to an unrealized gain of $0.6 million in 2015, which was included in cost of sales.

	January 1, 2017	January 3, 2016
Average USD:CAD contract rate	1.34	1.26
Average USD:CAD mark-to-market rate	1.34	1.38
Average USD:PESO contract rate	18.47	15.88
Average USD:PESO mark-to-market rate	21.20	17.47

EBITDA and Adjusted EBITDA Reconciliation

Management has presented EBITDA and Adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management. Unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts is excluded as it is non-cash and management does not deem the mark to market valuation indicative of operating performance in the current period. Restructuring charges are excluded as they do not represent ongoing operating expenses, but usually reflects charges due to reorganizations.

Below is the reconciliation of net loss to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures.

	Year ended January 1, 2017	Year ended January 3, 2016
Net loss	$(232)	$(4)
Reconciling items:

Depreciation	4,110	3,967
Interest	788	1,183
Taxes	287	673
EBITDA	$4,953	$5,819

Additional reconciling items:

Restructuring charges	176	—
Stock based compensation	423	510
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(831)	(616)
Adjusted EBITDA	$4,721	$5,713

Revenue decreased in 2016 by $52.7 million, or 23.9% from 2015, resulting in a corresponding EBITDA decrease to $5.0 million in 2016 from $5.8 million in 2015 increasing the net loss to $0.2 million. Adjusted EBITDA decreased to $4.7 million in 2016 from $5.7 million in 2015. However, Adjusted EBITDA as a percentage of revenue increased to 2.8% in 2016 compared to 2.6% in 2015. The reduction in EBITDA, was primarily driven by the reduced revenue which was offset by improved gross margins in 2016 as compared to 2015 and reduced selling, general and administrative expenses compared to 2015.

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the Mexican peso and Canadian dollar expenditures. The Company incurred realized foreign exchange losses from the settlement of these contracts of $2.8 million in 2016 and $4.4 million in 2015.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased to $14.0 million or 8.3% of revenue in 2016 down from $15.9 million or 7.2% of revenue in 2015. The decrease in selling, general and administrative expenses was due to reduced administrative headcount, variable compensation, business trip expenses and professional services, which included legal audit related services. Legal and audit related services of $0.6 million were incurred in 2015 due to the due diligence costs related to the previously disclosed mergers and acquisitions strategy. No such costs were incurred in 2016. Sales and marketing expenses were also reduced, which included commission expenses. The reduced selling, general and administrative expenses were partially offset in 2016 by expenses of $0.4 million pertaining to move costs.

Restructuring Charges

Restructuring charges of $0.2 million were incurred in 2016 related to a termination of one executive in the Markham, Canada office location. No restructuring charges were incurred in 2015.

Interest Expense

Interest expense decreased to $0.8 million in 2016 compared to $1.2 million in 2015. The decrease was primarily the result of a lower average debt balance in 2016 compared to 2015 in addition to a reduction in interest rates on our PNC Facilities. The weighted average interest rates with respect to the debt on our PNC Facilities were 4.1% for 2016 and 4.3% for 2015.

Income Tax Expense

The net tax expense for 2016 of $0.3 million related to $0.5 million of taxes incurred in Mexico due to profits in this jurisdiction in addition to minimum and state taxes in the U.S. The current income tax expense was partially offset by the recognition of tax benefits of $0.3 million associated with uncertain tax positions. In addition, a $0.1 million deferred tax expense was recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in a reduction to the corresponding deferred tax asset. In 2015, $0.7 million related to $0.6 million of taxes in Mexico and China due to profits in these jurisdictions in addition to minimum and state taxes in the U.S.

Year ended January 3, 2016 compared to the year ended December 28, 2014

Revenue

Industry Sector	Year ended January 3, 2016		Year ended December 28, 2014		Change
	$	%	$	%	$	%
Industrial	103.5	46.9	165.6	72.4	(62.1)	(37.5)
Networking and Communications	86.6	39.3	52.3	22.9	34.3	65.6
Power and Energy	18.2	8.2	0.2	0.1	18.0	-
Medical	12.3	5.6	10.5	4.6	1.8	17.1
Total	220.6	100	228.6	100	(8.0)	(3.5)

During 2015, revenue from the industrial sector represented 46.9% of total revenue compared to 72.4% of total revenue in 2014. Revenue from the industrial sector decreased by $62.0 million or 37.5% mainly due to two customers. One customer transferred its production to other contract manufacturers, which represented a reduction in revenue of $50.8 million over prior year and an additional customer transferred its production to other contract manufacturers from one of our China manufacturing facilities which resulted in a reduction in revenue of $18.2 million. We operate in a competitive environment, which means contract manufacturer customers are subject to change due to competitive pricing pressures and other factors largely out of our control. These reductions were partially offset by a significant volume increase with one other customer in that sector. Revenue from the networking and communications sector represented 39.3% of total revenue in 2015 compared to 22.9% of total revenue in 2014 representing a year-over-year increase in revenues of $34.3 million. This increased revenue was the result of $17.8 million in volume increases with two long standing customers in addition to a revenue increase of $15.0 million from a new customer on boarded in late 2014. Revenue from the power and energy sector increased by $18.0 million, as a result of two new customers in 2015, representing 8.2% of total revenue in 2015 compared to $0.2 million or 0.1% of total revenue in prior year. Revenue for the medical sector represented $12.3 million or 5.6% of revenue compared to $10.5 million or 4.6% in prior year. The increase of $1.8 million was the result of increased revenue from two customers.

During 2015, the Company recorded approximately $5.5 million of sales of raw materials inventory to customers, which carried limited margin, compared to $3.9 million in 2014. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order to be altered or changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

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

During 2015, 64.5% of our revenue was attributable to our operations in Mexico, 20.6% in China, and 14.9% in the U.S. During 2014, 67.1% of our revenue was attributable to our operations in Mexico, 19.8% in China, and 13.1% in the U.S.

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

The Company presents this adjusted gross profit amount as we evaluate gross margins internally (excluding the unrealized foreign exchange (gains) loss on unsettled forward foreign exchange contracts). Unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts is excluded as it is non-cash and management does not deem the mark to market valuation indicative of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to adjusted gross profit:

	Year ended January 3, 2016	Year ended December 28, 2014
Gross profit	$17,717	$18,954
Add:

Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(616)	1,822
Adjusted gross profit	$17,101	$20,776

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2015 was a realized loss of $4.4 million compared to a realized loss of $1.1 million in 2014. In 2015, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.6 million was recorded compared to an unrealized loss of $1.8 million in 2014, which was included in cost of sales.

	January 3, 2016	December 28, 2014
Average USD:CAD contract rate	1.26	1.11
Average USD:CAD mark-to-market rate	1.38	1.17
Average USD:PESO contract rate	15.88	13.40
Average USD:PESO mark-to-market rate	17.47	14.87

EBITDA and Adjusted EBITDA Reconciliation

Management has presented EBITDA and Adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management. Unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts is excluded as it is non-cash and management does not deem the mark to market valuation indicative of operating performance in the current period. Restructuring charges are excluded as they do not represent ongoing operating expenses, but usually reflects charges due to reorganizations.

Below is the reconciliation of net loss to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures.

	Year ended January 3, 2016	Year ended December 28, 2014
Net loss	$(4)	$(3,878)
Reconciling items:

Depreciation	3,967	3,997
Interest	1,183	1,693
Taxes	673	1,822
EBITDA	$5,819	$3,634

Additional reconciling items:

Restructuring charges	—	1,366
Stock based compensation	510	264
Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(616)	1,822
Adjusted EBITDA	$5,713	$7,086

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

Off-Balance Sheet Arrangements

          We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facilities, which expires on January 2, 2021. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements.

The following table summarizes cash flow changes for the following periods:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Cash provided by (used in):
Operating activities	$6.9	$10.9	$4.9
Financing activities	(3.2)	(6.7)	(0.9)
Investing activities	(1.3)	(3.5)	(1.9)
Increase in cash	2.4	0.7	2.1
Cash, beginning of year	6.1	5.4	3.3
Cash, end of the year	$8.5	$6.1	$5.4

2016

Net cash provided by operating activities for 2016 was $6.9 million. The source of cash mainly resulted from working capital management, which resulted in cash provided by accounts receivable net change year over year of $7.3 million and reduced net inventory levels year over year of $5.2 million. Accounts receivable days decreased to 49 days in 2016 down from 50 days in 2015. The increase in cash generated from the net change in accounts receivable was due to reduced revenue and the timing of sales and the respective collections. Inventory turnover reduced to seven times or 52 days in 2016 from eight times or 47 days in 2015. Cash provided from accounts receivable and inventory was partially offset from increased payments of accounts payable of $8.0 million due in large part to the reduction in revenue resulting in a decrease in inventory purchases when compared to 2015. Accounts payable days outstanding for 2016 decreased to 55 days versus 56 days for 2015 due to timing of payments.

Net cash used from financing activities during 2016 was $3.2 million, consisting of cash paid on the PNC revolver of $8.0 million partially offset by the increase in the PNC long-term debt facility of $5.0 million, which resulted in a source of cash of $5.0 million. There were also principal payments of capital lease obligations of $0.6 million and proceeds from a sale and leaseback transaction of $0.5 million.

Cash used in investing activities for 2016 of $1.3 million which was due to capital expenditures of $2.2 million partially offset by the release of restricted cash deposits of $0.8 million, which were previously restricted in the form of a guarantee to a government agency pertaining to estimated value added taxes on imported raw materials inventory in Suzhou, China. This guarantee is no longer required. In addition, there were proceeds of $0.1 million on the sale of property, plant and equipment.

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

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement which is comprised of the PNC Revolving Credit Facility and the Long-Term Debt Facility (collectively the “PNC Facilities”) with PNC Bank, National Association (“PNC”) which expires on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.25%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

We believe that cash generated from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

During 2016, there has $0.5 million of additional property, plant and equipment acquired under capital leases through a sale leaseback transaction.

Accounting changes and recent accounting pronouncements

Recently adopted Accounting Pronouncements

In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. Management has the processes and controls in place to assess the probability of whether there is substantial doubt about the Company’s ability to continue as a going concern within 12 months. The impact of adoption of the standard did not have an impact on the consolidated financial statements.

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Interest – Imputation of Interest. This standard provides guidance aimed to simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Effective for years beginning after December 15, 2015 and for years and interim periods thereafter. The impact of adoption of the standard did not have an impact on the consolidated financial statements.

Recent Accounting Pronouncements

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. Management is currently evaluating the impact of the new standard, analyzing and performing a diagnostic on the various revenue streams within our manufacturing services. We anticipate a modified retrospective adoption effective December 15, 2017.

In July 2015, the FASB published ASU 2015-11: Simplifying the Measurement of Inventory (Topic 330). The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the FASB does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. All other amendments will be effective upon the issuance of this Update. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adoption of the standard will result in the presentation of the Company’s deferred tax assets as non-current.

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

In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment proposes that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is expected to result in the recognition of all leases with the corresponding assets and liabilities recorded in the consolidated financial statements. Management is currently evaluating the qualitative and quantitative impact of this standard.

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

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This Accounting Standards Update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The impact of adoption of the standard is expected to result in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance.

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

Property, plant and equipment

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with subtopic 10 of ASC 360, “Property, Plant and Equipment”. Under ASC 360-10 assets must be classified as either held-for-use or held-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets held-for-sale, an impairment loss is recognized when the carrying amount exceeds fair value less costs to dispose.

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

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended January 1, 2017 was 4.2%. At January 1, 2017, the interest rates on the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility were 3.8% and 4.3%, respectively.

The impact of a 10% change in interest rates would not have a significant impact on our reported earnings.

Foreign Currency Exchange Risk

Given our global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.4)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financial viable to do so given anticipated revenue volumes. We also monitor our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2016.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our revolving credit facility, which has a credit limit of $30 million and PNC long-term debt facility of $10 million are sufficient to fund our financial obligations.

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Interim Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) of the Exchange Act.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Interim Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has completed its assessment and has concluded the Company’s internal control over financial reporting as of January 1, 2017 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during fiscal year ended January 1, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10K does not include an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of January 1, 2017, as permitted under the rules of the SEC for smaller reporting companies.

Item 9B.	Other Information

On March 7, 2017, the Company entered into a retention agreement with Roger Dunfield under which Mr. Dunfield will be paid a lump sum payment by the Company in the amount of $50,000 upon the earlier to occur of (i) March 7, 2018, in the event that Mr. Dunfield continues to be employed by the Company on that date or (ii) the occurrence of a Covered Transaction (as defined in the Company’s 2010 Incentive Plan, as amended).

PART III

Item 10.	Directors, Executive Officers and Corporate governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of February 24, 2017, are as follows:

Name and Place of Residence	Age	Office
Clarke H. Bailey New Rochelle, New York	62	Director, Chair and member of the Compensation and Management Development Committee, Chair of the Board (1)
David Sandberg Boca Raton, Florida	44	Director, Chair and member of the Nominating and Governance Committee (2)(3)
Frederick Wasserman Pennington, New Jersey	62	Director, Chair and member of the Audit Committee (2)
J. Randall Waterfield New York, New York	43	Director (1)(3)
Edward Smith Phoenix, Arizona	54	Director, Interim President and Chief Executive Officer (4)
Roger Dunfield Santa Cruz, California	46	Chief Financial Officer

(1)	Member of the Nominating and Governance Committee.
(2)	Member of the Compensation and Management Development Committee.
(3)	Member of the Audit Committee.
(4)	Mr. Smith was hired February 6, 2017 and, effective February 17, 2017 commenced as Interim President and CEO of the Company replacing Sushil Dhiman and was appointed as a Director.

Clarke H. Bailey joined the Board of Directors in June 2011. Mr. Bailey served as Executive Chairman and Interim Chief Financial Officer of the Company from May 2013 to April 2014. Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a holding company, a position held since 2009. In addition to his position at EDCI, he serves as a Director of Iron Mountain Incorporated where he has served since 1998 and is currently Chairman of its Risk and Safety Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a Director on four other public company boards, five private company boards, and three non-profit boards of trustees. The Board believes that his significant experience in manufacturing, finance and M&A, and serving as a Chief Executive Officer and on both public and private boards make him well qualified to serve as a director.

David Sandberg joined the Board of Directors in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  He is the portfolio manager of various funds managed by Red Oak Partners. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998 to 2002. Mr. Sandberg serves as the Chairman of the Board of Asure Software, Inc. and Cord Blood America, Inc., both of which are public companies.  He also served as a Director of Issuer Direct Corporation., a public company, and WTI Holdings, LLC, a private company.  Previously Mr. Sandberg served as a director of public companies EDCI, Inc., RF Industries, Ltd. and Planar Systems, Inc. Mr. Sandberg has experience serving as a member of and as Chairman of each of Audit, Compensation, Nominating & Governance, and Strategic committees for public companies.  He received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners, LLC is the largest stockholder of the Company. The Board believes that his experience serving as director on other public companies, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

Frederick Wasserman joined the Board of Directors in August 2013. Mr. Wasserman is a seasoned executive who has 40 years of business experience helping to create shareholder value with a number of companies. Mr. Wasserman has been the president, chief operating officer and chief financial officer for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC as well as the Chief Compliance Officer of Wynnefield Capital Inc., a stockholder of SMTC. He served on the board of directors for National Holdings Corporation from October 2013 to September 2016. He currently serves on the board of directors of Tapimmune Inc., a position held since January 2016, MAM Software Group, Inc. and DLH Holdings Corp. each of which is a publicly traded company. The Board believes that Mr. Wasserman’s experience serving as a director on publicly traded companies and significant management experience make him well qualified to serve as a director.

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield is the Chairman of Waterfield Group, a diversified financial services holding company that traces its origins to 1928. After selling the largest private mortgage company in the US and largest Indiana-based bank in 2006 and 2007, respectively, Waterfield Group has diversified into technology, real estate, asset management and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is the Chairman elect of the Board of Directors of YPO International, a member of Mensa, and a graduate of Harvard University. Mr. Waterfield currently also serves on the Board of Directors of Waterfield Group and its affiliates, RF Industries, ltd. and Asure Software Inc. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, primarily responsible for small capitalization growth portfolios. The Board believes that Mr. Waterfield’s experience in finance and M&A make him well qualified to serve as a director.

Edward Smith joined the Company and Board of Directors in February 2017. He currently serves as the Company’s Interim President and Chief Executive Officer. Mr. Smith has extensive experience in the electronic manufacturing services (EMS) industry and the electronic components distribution industry. He most recently served as Senior Vice President, Global Embedded Solutions at Avnet, Inc during 2016 and as President, Avnet Electronics Marketing Americas from February 2009 to March 2016. Mr. Smith has also served in various other positions at Avnet, Inc. beginning in 1994. From 2002 to 2004, Mr. Smith served as President and Chief Executive Officer of SMTEK International, Inc., a tier II manufacturer in the EMS industry. Mr. Smith served as the Chairman of the Electronic Components Industry Association from 2009 to 2017.

Roger Dunfield joined the Company in February 2016. He currently serves as the Company’s Chief Financial Officer. Mr. Dunfield is an experienced finance executive with over 20 years of experience in public accounting and the manufacturing industry.  He joins SMTC from Sanmina Corporation where he held the position of Vice President, Finance and Controller in the CPS Division from 2010 until he joined the Company in February 2016.  Prior to joining Sanmina, he held a number of finance positions of increasing responsibility for Merix Corporation. Mr. Dunfield brings diverse experience in financial and management reporting, business integration, systems implementation, financial planning and analysis and business partnering. Mr. Dunfield started his career in public accounting with PricewaterhouseCoopers LLP.

Directors are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized directors on the Board is currently fixed at seven, with two vacancies. The Board is currently composed of the five directors: Clarke H. Bailey, David Sandberg, J. Randall Waterfield, Frederick Wasserman and Edward Smith. Edward Smith replaced Sushil Dhiman who served as the President and CEO as well as a Director until his resignation effective February 17, 2017.

During fiscal year 2016, the Board held 9 meetings, including regularly scheduled and special meetings. During fiscal year 2016, each director attended more than seventy-five percent (75%) of the total number of meetings of the Board and the committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. One director then serving on the Board attended our 2016 Annual Meeting.

Board Committees

The Board has three standing committees: an Audit Committee, Compensation and Management Development Committee and a Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter that the Board adopted. All of the charters are publicly available on our website at www.smtc.com under the “Corporate Governance” link under the “Investor Relations” tab. You may also obtain a copy of our committee charters upon written request to our Investor Relations Department at our principal executive offices.

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members annually and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2016 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members

Audit Committee	4	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield
Compensation and Management Development Committee	4	Clarke H. Bailey (Chair), Frederick Wasserman, David Sandberg
Nominating and Governance Committee	2	David Sandberg (Chair), J. Randall Waterfield, Clarke H. Bailey

___________________________

Director Independence

The Board has determined that each of Clarke H. Bailey, David Sandberg, J. Randall Waterfield and Frederick Wasserman is an “independent director” as defined in the listing rules of the NASDAQ Stock Market (“NASDAQ Rules”). Prior to his resignation as a Director effective February 17, 2017, Mr. Dhiman was not an “independent director” as defined in NASDAQ Rules.

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

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling its responsibility to stockholders, potential stockholders and the investment community in monitoring the Company’s accounting and reporting practices, the Company’s systems of internal accounting and financial controls, the Company’s compliance with legal and regulatory requirements related to financial reporting, the qualifications and independence of the Company’s independent auditor, the performance of the Company’s independent auditor, and the quality and integrity of the Company’s financial reports. The Audit Committee has the sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The independent auditor reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and unaudited quarterly financial statements, the disclosures in the Company’s annual and quarterly reports filed with the SEC, critical accounting policies and practices used by the Company, the Company’s internal control over financial reporting, and the Company’s major financial risk exposures.

The Board has determined that Mr. Wasserman, who is currently the chairman of the Audit Committee, Mr. Sandberg and Mr. Waterfield are “audit committee financial experts” as defined by the applicable rules of the SEC.

Compensation and Management Development Committee

The Compensation and Management Development Committee is responsible for discharging the Board’s duties relating to executive compensation. This Committee makes all decisions regarding the compensation of the executive officers with input and recommendations from the Chief Executive Officer (except with respect to compensation decisions for the Chief Executive Officer himself). In addition, this Committee is responsible for administering the Company’s executive compensation program. This Committee reviews both short-term and long-term corporate goals and objectives with respect to the compensation of the Chief Executive Officer and the other executive officers. This Committee also reviews and discusses with management the impact of the Company’s compensation policies and practices on risk-taking within the Company. This Committee evaluates at least once a year the performance of the Chief Executive Officer and other executive officers in light of these goals and objectives and, based on these evaluations, approves the compensation of the Chief Executive Officer and the other executive officers. This Committee also reviews and recommends to the Board incentive-compensation plans that are subject to the Board’s approval.

In 2016, the Compensation and Management Development Committee utilized the services of a compensation consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed solely of independent directors, and participates in the search for qualified directors. The criteria for selecting nominees for election as directors of the Company includes experience in the operation of public companies, accomplishments, education, skills, and the highest personal and professional integrity. The candidate must be willing and available to serve and should generally represent the interests of all stockholders, and not of any special interest group. After conducting an initial evaluation of a candidate, this Committee will interview that candidate if it believes the candidate might be suitable to be a director and will also ask the candidate to meet with other directors and management. If this Committee believes a candidate would be a valuable addition to the Board of Directors, it will recommend to the full Board that candidate’s election to the Board.

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

Code of Ethics

The Board has adopted a Code of Ethics and Conduct, which is available on the Company’s website at www.smtc.com or in print without charge to any person who requests such document in writing. Any such request should be made to the Company at 635 Hood Road, Markham, Ontario, Canada L3R 4N6 Attn: Chief Financial Officer. The Company intends to post any amendment to or waiver from the Code of Ethics and Conduct that requires disclosure under the SEC rules on its website.

Communications with Directors

The Board has provided a process by which stockholders or other interested parties can communicate with the Board or with the non-management directors as a group. All such questions or inquiries should be directed to the Interim President and Chief Executive Officer, Edward Smith, who can be reached at ed.smith@smtc.com. Mr. Smith will review and communicate pertinent inquiries to the Board or, if requested, the non-management directors as a group.

Leadership Structure

The Board has previously determined that it was in the best interests of the Company and its stockholders for separate individuals to serve as Chair of the Board and Chief Executive Officer, while recognizing that there may be circumstances in the future that would lead to the same individual serving in both capacities. The Company believes this leadership structure has been the most appropriate for the Company because the Board has been able to rely upon the experience and perspective Mr. Bailey has gained from serving both as a Director and while temporarily serving as the Company’s Executive Chair and Interim Chief Financial Officer during 2013 and 2014. Mr. Bailey fulfills his responsibilities as Chair through close interaction with management and all Directors.

Board Role in Risk Oversight

The Board is responsible for consideration and oversight of the risks facing the Company. The Board manages this oversight directly and through the Audit Committee and Compensation and Management Development Committee. The Board is kept informed by various reports provided to it on a regular basis, including reports made by management at the Board and Audit Committee and Compensation and Management Development Committee meetings. The Audit Committee performs a central oversight role with respect to financial and compliance risks, which the Audit Committee then regularly reviews with the full Board. The Compensation and Management Development Committee reviews and discusses with management the impact of the Company’s compensation policies and practices on risk taking within the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers (as defined in Rule 16a-1 of the Exchange Act) and any persons who directly or indirectly hold more than 10% of the Company’s common stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

Based on the Company’s review of copies of such forms it has received from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner during fiscal year 2016.

Item 11.	Executive Compensation

Director Compensation

Independent directors earn USD $40,000 per year for serving on the Board. The Chair of the Audit Committee earns an additional annual retainer of USD $10,000, the Chair of the Compensation and Management Development Committee earns an additional annual retainer of USD $7,000 and the Chair of the Nominating and Governance Committee earn an additional annual retainer of USD $3,000. The Board Chair may be awarded additional cash and equity compensation if circumstances warrant. Annual equity compensation is also provided to independent directors with an aggregate grant date value of USD $20,000, which is issued in the form of either stock options or restricted stock units. Annual equity compensation is also provided to the Board Chair with an aggregate grant date value of USD $50,000, which is issued in the form of either stock options or restricted stock units.

The following table outlines the compensation to the Board of Directors for the period ended January 1, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Number of Stock Awards
Clarke Bailey	$87,000	$100,000	74,907
David Sandberg	$43,000	$40,000	29,963
J. Randall Waterfield	$40,000	$40,000	29,963
Frederick Wasserman	$50,000	$40,000	29,963

(a)

Stock awards issued to Directors represented annual grants for fiscal year 2015 and fiscal 2016, which were issued on February 26, 2016 and December 11, 2016, respectively. No stock awards were granted during fiscal 2015. The stock awards were issued in the form of restricted stock units, which vest at the end of a 12 month period.

EXECUTIVE COMPENSATION AND RELATED
INFORMATION

The summary compensation table below provides information concerning the compensation of our executive officers.

In the “Salary” column, we disclose the base salary paid to each of our executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and in the “stock awards” column, we disclose the aggregate grant date fair value of restricted stock units (“RSU”) awarded in the fiscal year, computed in accordance with FASB Accounting Standards Codification Topic 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSUs are calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended January 1, 2017, and for which we recognize expense ratably over the vesting period.

In the “Bonus” column, we disclose the amount earned as a performance based bonus for that particular year.

In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(b)	Option Awards ($) (a)	Stock Awards ($)(a)	All Other Compensation ($) (c)	Total ($)
Sushil Dhiman (1)	2016	$381,100	$—	$152,440	$261,231	$—	$794,771
President and Chief Executive Officer	2015	$370,000	$50,000	$—	$—	$5,000	$425,000
Jim Currie (2)	2016	$76,094	$—	$—	$—	$—	$76,094
Interim Chief Financial Officer	2015	$319,948	$—	$—	$—	$—	$319,948
Roger Dunfield (3)	2016	$198,493	$—	$33,750	$108,750	$—	$340,993
Chief Financial Officer	2015	$—	$—	$—	$—	$—	$—

(1)	Mr. Dhiman resigned effective February 17, 2017 and therefore all unvested stock based awards are forfeited as of that date.

(2)

Mr. Currie was hired as Interim CFO and as a consultant, effective April 16, 2014. The 2016 salary amounts included in the table is reported in U.S dollars converted from Canadian dollars using a three month average exchange rate of USD $1.00 to CAD $1.33. The 2015 salary amounts included in the compensation table is reported in U.S dollars converted from Canadian dollars using a twelve month average exchange rate of USD $1.00 to CAD $1.27. The amounts listed in the salary column represent amounts paid as fees to the Knightsbridge Human Capital Management Inc. for Mr. Currie’s consulting services. Mr. Currie’s consulting services were terminated in March 2016.

(3)	Roger Dunfield was hired effective February 12, 2016 as Chief Financial Officer.

(a)

The amounts disclosed in this column represent the aggregate grant date fair value of option awards or RSUs, as applicable granted during fiscal year computed in accordance with ASC 718. The fair values of these option awards and RSUs were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements. No awards were granted in 2015.

(i)	Mr. Dhiman was granted 155,403 and 160,696 stock options on February 26, 2016 and December 12, 2016, respectively, with a Black-Scholes fair value of $0.48 and $0.47 per share, respectively, and an exercise price of $1.34 and $1.33, respectively, per share. The stock options have time based vesting and vest ratably over a three-year period. Mr. Dhiman was also granted 55,224 RSUs with time based vesting on February 26, 2016, at a fair value of $1.34 per unit (equaling the grant date closing stock price), which vest on February 26, 2019. Mr. Dhiman was also granted 55,224 RSUs on February 26, 2016, at a fair value of $0.63 per unit (based on the Binomial valuation method), which vest on February 26, 2019 if performance conditions are met. Mr. Dhiman was also granted 57,308 RSUs with time based vesting on December 12, 2016, at a fair value of $1.33 per unit, which vest on December 12, 2019. Mr. Dhiman was also granted 127,033 RSUs on December 12, 2016, at a fair value of $0.60 (based on the Binomial valuation method) per unit, which vest on December 12, 2019 if performance conditions are met. In accordance with ASC 718, we record expense for this grant ratably over the vesting period respectively. As a result of Mr. Dhiman’s resignation, 332,011 RSU’s and 345,243 stock options were forfeited. As at January 1, 2017 Mr. Dhiman had 58,288 vested stock options outstanding that will expire on May 18, 2017 if unexercised.

(ii)

Mr. Dunfield was granted 59,524 RSUs on February 12, 2016, with a fair value of $1.26 (equaling the grant date closing stock price) with 27,778, which vest on February 12, 2017 and the balance of 31,746, which vest on February 12, 2018. Mr. Dunfield was also granted 25,376 RSUs with time based vesting on December 12, 2016, at a fair value of $1.33 (equaling the grant date closing stock price), which vest on December 12, 2019. Mr. Dunfield was also issued 71,156 stock options on December 12, 2016, with a Black-Scholes fair value of $0.47 per share and an exercise price of $1.33. These stock options have time based vesting and vest ratably over a three year period.

(b)	Amount disclosed for fiscal 2015 represented the discretionary bonus earned by Mr. Dhiman as approved by the Board of Directors.

(c)	Amount disclosed as all other compensation represents the 2015 housing allowance paid to Mr. Dhiman as approved by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and outstanding RSUs for each named executive officer outstanding as at January 1, 2017. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

	Option Awards				Stock Awards
					Equity	Plan
					Incentive	Awards:
		Number of			Plan Awards: Number of Unearned Shares, Units or	Market or Payout Value of Unearned Shares, Units or
	Number of	Securities			Other	Other
	Securities	Underlying			Rights	Rights
	Underlying	Unexercised	Option		That	That
	Unexercised	Unearned	Exercise	Option	Have Not	Have Not
	Options	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	($)	Date	(#)	($)

Sushil Dhiman (1)	58,288	—	1.80	5/18/2017
Roger Dunfield	—	71,156	1.33	12/12/2017
Roger Dunfield					59,524	75,000
Roger Dunfield					25,376	33,750

(1)

Sushil Dhiman resigned effective February 17, 2017 which resulted in the forfeiture of all outstanding unvested stock awards, which included 345,243 stock options and 332,011 RSUs. The 58,288 represents vested stock options which Mr. Dhiman has 90 days to exercise which will expire on May 18, 2017 as per the terms of the stock options agreement granted under the 2010 Incentive Plan.

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 24, 2017, the number of shares beneficially owned and the percentage ownership for:

●     each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

●     each named executive officer named in our summary compensation table and each current director; and

●     all executive officers and current directors as a group.

As of February 24, 2017, our outstanding common stock consisted of 16,647,128 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 635 Hood Road, Markham, Ontario, Canada L3R 4N6. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days after February 24, 2017.

	Shares Beneficially Owned
Name and Address	Shares	Options/RSUs	Total	Percentage of Shares Beneficially Owned(*)
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	2,843,941	20,230	2,864,171	17.21%
1969 SW 17th Street
Boca Raton, Florida 33486
Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	1,433,982	—	1,433,982	8.61%

Directors and Named Executive Officers:
Clarke Bailey	125,202	100,576	225,778	1.36%
David Sandberg (1)	2,843,941	20,230	2,864,171	17.21%
J. Randall Waterfield	466,004	20,230	486,234	2.92%
Frederick Wasserman	35,406	20,230	55,636	#
Sushil Dhiman (3)	187,970	58,288	246,258	1.48%
Roger Dunfield	27,778	—	27,778	#
Jim Currie	—	—	—	—
All Directors and Executive Officers as a group (7 persons)	3,686,301	219,554	3,905,855	23.46%

* The number of shares of Common Stock deemed outstanding on February 24, 2017 with respect to a person or group includes (a) 16,647,128 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within 60 days of February 24, 2017 by the person or group in question.

# Less than 1%

(1)	Mr. Sandberg directly owns 663,881 share shares of common stock and indirectly owns 2,180,060 shares of common stock as per Form 4 filings with SEC and as summarized below;

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

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the "Long Fund"), the direct owner of 528,325 shares. David Sandberg is the managing member of ROP and the Long Fund's portfolio manager.

ROP serves as the general partner of The Red Oak Institutional Founders Long Fund, LP, a Delaware limited partnership (the "Founders Fund"), the direct owner of 61,957 shares. David Sandberg is the managing member of ROP and the Founders Fund's portfolio manager.

(2)	Includes shares of common stock held by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Small Cap Value Offshore Fund, Ltd. and Wynnefield Capital, Inc. Profit Sharing Plan as disclosed in Schedule 13D/A filed with SEC on May 12, 2015.

(3)	Mr. Dhiman resigned from the Company effective February 17, 2017.

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in July 2010. In July 2010, the plan authorized an initial limit of 350,000 shares. In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and approved by the stockholders, in addition to annual increases authorized based on the evergreen annual increase formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares and the evergreen annual increase based on the formula of the 2010 Plan was 182,171 shares. The total number of shares remaining available for future issuance under the 2010 Plan as at January 1, 2017 is 2,176,396.

The following table gives information about awards under the 2010 Plan as of January 1, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,706,894	$1.82	2,176,396

(1) The weighted average exercise price only applies to the 616,766 of outstanding stock options as there is no exercise price on the 1,090,128 outstanding RSUs.

Item 13.	Certain Relationships and Related Transactions and Director Independence

 RELATED PERSON TRANSACTIONS

The Company uses a combination of Company policies and established review procedures, including adherence to NASDAQ Rules, to ensure related person transactions are reviewed, approved and ratified, as appropriate. We do not maintain these policies and procedures under a single written policy.

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

We require that each director and officer complete a questionnaire annually. The questionnaire requires positive written affirmation regarding related person transactions that may constitute a conflict of interest, including: any transaction or proposed transaction in excess of $120,000 involving the director or officer or an immediate family member and the Company, a subsidiary or any pension or retirement savings plan; any indebtedness to the Company; dealings with competitors, suppliers or customers; any interest in real or personal property in which the corporation also has an interest; and the potential sale of any real or personal property or business venture or opportunity that will be presented to the Company for consideration. We review each questionnaire to identify any transactions or relationships that may constitute a conflict of interest, require disclosure, or affect an independence determination.

For situations in which it is either clear that a conflict of interest exists or there is a potential conflict of interest, the related director or officer is obligated to recuse himself from any discussion on the business arrangement. That director or officer does not participate in the review and approval process for the related transaction.

The Compliance Officer, together with our interim Chief Executive Officer, or the Nominating and Corporate Governance Committee and Board of Directors review transactions involving directors and/or officers that either clearly represent or may represent a conflict of interest. They determine whether these transactions are on terms that are as fair as if the transactions were on an arm’s length basis. If the Compliance Officer and the Nominating and Corporate Governance Committee were to determine that a transaction is not on terms that are as fair as if it were on an arm’s length basis, the transaction would be modified such that the transaction has as fair as if it were on an arm’s length basis.

Other than as set forth below, there were no transactions required to be reported under Item 404(a) that were not reviewed or where the Company’s policies and procedures for review were not followed in fiscal 2016.

Agreements with Executive Officers

The Company entered into an employment offer letter dated December 16, 2013 with Mr. Dhiman (the “Offer Letter”) under which he is employed as President and Chief Executive Officer. The Offer Letter has not specified term and Mr. Dhiman’s employment is on an at-will basis. Mr. Dhiman’s salary is reviewed and may be adjusted annually. Mr. Dhiman participates in the Company’s short-term incentive plan and is eligible to receive annual long-term equity awards. Mr. Dhiman will receive severance benefits if his employment is terminated by him for good reason, by the Company without cause or either party following a change in control. Mr. Dhiman resigned as President and Chief Executive Officer effective February 17, 2017.

SMTC has entered into an employment offer letter dated January 25, 2016 with Mr. Dunfield (the “Employment Letter”) under which he is employed as Chief Financial Officer. The Employment Letter has no specified term and Mr. Dunfield’s employment is on an at-will basis. Under the Employment Letter, Mr. Dunfield will receive an annual base salary of $225,000, subject to annual review. He is also eligible for an annual bonus under SMTC’s short-term incentive plan with a target amount of 30% of his base salary. The actual amount of the annual bonus, if any, will be based upon SMTC’s financial performance and Mr. Dunfield’s performance.

For fiscal year 2017, subject to Compensation and Management Development Committee approval, Mr. Dunfield will be eligible to receive an annual long-term equity awards grant. The grant date value of such awards will be 30% of Mr. Dunfield’s base salary.

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

The Company has entered into a services agreement, dated February 1, 2017, with Edward Smith (the “Services Agreement”) under which he will provide service as Chief Executive Officer and assume the role of Interim President and Chief Executive Officer. Under the terms of the Services Agreement, Mr. Smith will receive a monthly services fee in the amount of $40,000 and receive reimbursement from the Company for (i) all reasonable out-of-pocket expenses, including meal and travel expenses, incurred in connection with commuting from his home to and from San Jose, California and (ii) all reasonable housing expenses incurred to rent an apartment in San Jose, California. In addition, Mr. Smith received an equity award grant of RSUs from the Company on February 17, 2017, which had a grant date value of $100,000. These RSUs will vest upon the earlier to occur of (i) the first anniversary of the grant date of such RSUs, provided that Mr. Smith continues to serve as Interim President and Chief Executive Officer on such vesting date and (ii) a Covered Transaction (as defined in the 2010 Plan). The Services Agreement has no specified term and is terminable by either party, with or without cause, upon written notice.

Item 14.	Principal Accountant Fees and Services

Set forth below are the fees incurred by the Company to its independent registered public accounting firm PricewaterhouseCoopers LLP (“PwC LLP”), for the fiscal years indicated.

	2016	2015
Audit fees	$325,556	$437,210
Audit related fees	24,775	142,945
Tax fees	117,290	61,198
All other fees	-	-

Total fees	$467,621	$641,353

The amounts are presented in USD and converted using average twelve month exchange rate of USD $1.00 to CAD $1.30 and USD $1.00 to CAD $1.27 for fiscal years 2016 and 2015, respectively.

Audit Fees — Consists of fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements; the reviews of the Company’s quarterly results of operations and quarterly reports on Form 10-Q.

Audit Related Fees — Consists of fees for professional services related to the performance of the audit of the Company’s consolidated financial statements and the reviews of the Company’s quarterly results of operations and Quarterly Reports on Form 10-Q that are not included as part of audit fees.

Tax Fees — Consists of fees for professional services related to tax compliance, planning and consulting services.

Audit Committee Pre-Approval Policies and Procedures; Determination of Independence

The Audit Committee’s charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent registered public accounting firm before the independent registered public accounting firm is engaged to render these services. The Audit Committee has considered whether the independent registered accounting firm’s provision of non-audit services is compatible with its independence. In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under this policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in this policy will not impair the independence of the Company’s independent registered public accounting firm. The provision of services by the independent registered public accounting firm that are not pre-approved in this policy are subject to separate pre-approval by the Audit Committee. This policy also pre-approved specified fee levels for the specific services. Payments in excess of these specified fee levels are subject to separate pre-approval by the Audit Committee. All audit and non-audit services performed by our independent registered public accounting firm have been pre-approved by our Audit Committee to assure that such services do not impair the independent registered public accounting firm’s independence from the Company.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The consolidated financial statements filed as part of this Report are listed and indexed at page F-1.

(a) (2)  Financial Statement Schedule.

All schedules have been omitted because they are not required or applicable under the instructions or because the information required is included in the consolidated financial statements or notes thereto.

(a) (3)  Exhibits.

See exhibit index beginning at page 58.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Edward Smith
Edward Smith
Interim President and Chief Executive Officer

Date: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Smith
Edward Smith	Interim President, Chief Executive	March 9, 2017
Officer and
Director (Principal Executive Officer)
/s/ Roger Dunfield
Roger Dunfield	Chief Financial Officer (Principal Officer	March 9, 2017
Financial and Principal Accounting
Officer)

/s/ Clarke Bailey
Clarke Bailey	Director	March 9, 2017

/s/ David Sandberg
David Sandberg	Director	March 9, 2017

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 9, 2017

/s/ Randy Waterfield
Randy Waterfield	Director	March 9, 2017

EXHIBIT INDEX

Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Certain exhibits are incorporated herein by reference to (i) the Company’s Registration Statement on Form S-1 originally filed on March 24, 2000 (File No. 333-33208), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Exhibit #	Description

3.1	Amended and Restated Certificate of Incorporation (as amended by Certificate of Amendment on May 21, 2004 and Certificate of Correction on June 18, 2004). (5)

3.2	Amendment to Amended and Restated Certificate of Incorporation dated September 30, 2004. (6)

3.3	Third Amended and Restated Certificate of Incorporation dated August 29, 2008. (7)

3.4	Fourth Amended and Restated Certificate of Incorporation dated July 10, 2009. (8)

3.5	Fifth Amended and Restated Certificate of Incorporation. (9)

3.6	Second Amended and Restated By-laws of SMTC Corporation. (9)

3.7	Amendment No. 1 to SMTC Corporation’s Second Amended and Restated By-laws of SMTC Corporation. (10)

4.1	Amended and Restated Stockholders Agreement dated as of November 22, 2000. (2)

4.2	Form of certificate representing shares of common stock. (3)

4.3

Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between SMTC Corporation and Computershare Inc., as Rights Agent, including as Exhibit A the form of Certificate of Designation of the Company’s Series A Participating Preferred Stock, Exhibit B the form of Rights Certificates and Exhibit C the Summary of Rights. (11)

10.1#	SMTC Corporation 2010 Incentive Plan, as amended. (12)

10.2

Revolving Credit and Security Agreement dated September 14, 2011 between PNC, National Association, PNC Bank Canada Branch, SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Manufacturing Corporation of Canada, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated and HTM Holdings, Inc. (13)

10.3	Third Amended and Restated US Loan Agreement dated September 14, 2011 by and among Export Development Canada and SMTC Mex Holdings, Inc. and SMTC Manufacturing Corporation of Massachusetts. (13)

10.4	Stockholder Agreement by and among SMTC Corporation and Red Oak Partners, LLC, dated January 5, 2012. (9)

Exhibit #	Description
10.5#	Employment Agreement with Sushil Dhiman dated December 16, 2013. (14)

10.6	Sixth amendment to PNC Credit and Revolving Facility. (15)

10.7#	Indemnification Agreement of Directors or Officers of SMTC Corporation dated September 23, 2014. (14)

10.8	Seventh amendment to PNC Credit and Revolving Facility. (16)

10.9	Tenth Amendment to PNC Revolving Credit Facility. (17)

10.10	Eleventh Amendment to PNC Revolving Credit Facility. (18)

10.11	Executed and Amended Term Note, dated as of November 22, 2016. (18)

10.12#	Services Agreement by and between Edward Smith and SMTC Corporation, dated February 1, 2017. (19)

10.13*#	Employment Agreement with Roger Dunfield, dated January 22, 2016.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Ed Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2017

31.2*	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2017

32.1*	Certification of Ed Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2017.

32.2*	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2017.

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

(1)	Filed as an Exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on July 10, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2000 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Appendix to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit A to the Company’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 10, 2016 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 filed on April 14, 2014 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 11, 2014 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed February 17, 2016 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2017 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years January 4, 2016 to January 1, 2017, December 29, 2014 to January 3, 2016, and from December 30, 2013 to December 28, 2014	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years from January 4, 2016 to January 1, 2017, December 29, 2014 to January 3, 2016, and from December 30, 2013 to December 28, 2014	F-5
Consolidated Statements of Cash Flows for the years from January 4, 2016 to January 1, 2017, December 29, 2014 to January 3, 2016, and from December 30, 2013 to December 28, 2014	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

SMTC Corporation

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries as of January 1, 2017 and January 3, 2016 and the related consolidated statement of operations and comprehensive loss, consolidated statement of changes in shareholders’ equity and statement of cash flows for each of the years ended January 1, 2017, January 3, 2016 and December 28, 2014. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTC Corporation and its subsidiaries as of January 1, 2017 and January 3, 2016 and the results of their operations and their cash flows for each of the years ended January 1, 2017, January 3, 2016 and December 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants
Oakville, Ontario, Canada

March 9, 2017

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	January 1, 2017	January 3, 2016
Assets
Current assets:
Cash	$8,503	$6,099
Restricted cash - guaranteed deposits (note 3)	—	805
Accounts receivable—net (note 3)	22,624	29,885
Inventories (note 3)	20,674	25,877
Prepaid expenses and other assets	2,453	1,983
Income taxes receivable (note 8)	17	461
Deferred income taxes—net (note 8)	226	352
	54,497	65,462
Property, plant and equipment—net (note 3)	14,437	16,443
Deferred financing costs—net	70	68
	$69,004	$81,973

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 4)	$2,731	10,721
Accounts payable	23,078	$31,045
Accrued liabilities (note 3)	4,604	5,562
Derivative liabilities (note 7)	1,256	2,087
Income taxes payable	190	502
Current portion of long-term debt (note 4)	2,000	1,000
Current portion of capital lease obligations (note 4)	389	538
	34,248	51,455
Long-term debt (note 4)	8,000	4,000
Capital lease obligations (note 4)	269	222

Shareholders’ equity:
Capital stock (note 5)	391	391
Additional paid-in capital	264,928	264,505
Deficit	(238,832)	(238,600)
	26,487	26,296
	$69,004	$81,973

Commitments and contingencies (note 11)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Revenue	$167,868	$220,616	$228,577
Cost of sales (note 7)	152,841	202,899	209,623
Gross profit	15,027	17,717	18,954

Expenses:
Selling, general and administrative expenses (note 14)	14,013	15,863	17,900
Restructuring charges (note 13)	176	—	1,366
(Gain) loss on disposal of property, plant and equipment	(5)	2	51
Operating earnings (loss)	843	1,852	(363)
Interest expense, net (note 3)	788	1,183	1,693
Earnings (loss) before income taxes	55	669	(2,056)
Income tax expense (note 8)
Current	161	597	887
Deferred	126	76	935
	287	673	1,822
Net loss and comprehensive loss	$(232)	$(4)	$(3,878)

Basic loss per share	$(0.01)	$(0.00)	$(0.24)

Diluted loss per share	$(0.01)	$(0.00)	$(0.24)
Weighted average number of shares outstanding (note 9)
Basic	16,504,106	16,421,478	16,417,275
Diluted	16,504,106	16,421,478	16,417,275

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except for Common Shares)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 29, 2013	16,417,256	$390	$263,732	$(234,718)	$29,404
Conversion of restricted stock units	20	—	—	—	—
Stock-based compensation	—	—	264	—	264
Net loss for the year	—	—	—	(3,878)	(3,878)
Balance, December 28, 2014	16,417,276	$390	$263,996	$(238,596)	$25,790

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 28, 2014	16,417,276	$390	$263,996	$(238,596)	$25,790
Conversion of restricted stock units	67,779	1	(1)	—	—
Stock-based compensation	—	—	510	—	510
Net loss for the year	—	—	—	(4)	(4)
Balance, January 3, 2016	16,485,055	$391	$264,505	$(238,600)	26,296

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 3, 2016	16,485,055	$391	$264,505	$(238,600)	$26,296
Conversion of exchangeable shares	25,125	—	—	—	—
Stock-based compensation	—	—	423	—	423
Net loss for the year	—	—	—	(232)	(232)
Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	26,487

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Cash provided by (used in):

Operations:
Net loss	$(232)	$(4)	$(3,878)

Items not involving cash:

Depreciation	4,110	3,967	3,997
Unrealized (gain) loss on derivative instruments (note 7)	(831)	(616)	1,822
Deferred income taxes	126	76	1,085
Amortization of deferred financing fees	69	32	385
Stock-based compensation	423	510	264
Loss (gain) on sale of property, plant and equipment	(5)	2	51

Change in non-cash operating working capital:

Accounts receivable	7,261	1,139	(203)
Inventories	5,203	5,713	5,186
Prepaid expenses and other assets	(470)	152	(503)
Income taxes receivable/payable	132	(49)	(213)
Accounts payable	(7,998)	1,439	(3,732)
Accrued liabilities	(927)	(1,483)	734
	6,861	10,878	4,995

Financing:
Net (Repayment) advances of revolving credit facility	(7,990)	(10,649)	1,148
Advances of long-term debt	5,000	5,000	—
Principal payment of capital lease obligations	(611)	(1,086)	(1,858)
Proceeds from sale and leaseback	509	—	—
Debt issuance and deferred financing costs	(71)	(10)	(200)
	(3,163)	(6,745)	(910)

Investing:

Restricted cash - guaranteed deposit	805	(805)	—
Purchase of property, plant and equipment	(2,225)	(2,682)	(1,971)
Proceeds from sale of property, plant and equipment	126	6	38
	(1,294)	(3,481)	(1,933)

Increase in cash	2,404	652	2,152
Cash, beginning of year	6,099	5,447	3,295
Cash, end of the year	$8,503	$6,099	$5,447

Supplemental Information:
Cash interest paid	$761	$1,065	$1,192
Cash taxes paid	$444	$591	$1,082
Cash taxes refunded	$442	$—	$—
Property, plant and equipment acquired through capital lease	$533	$—	$1,703
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$247	$247	$101

 See accompanying notes to consolidated financial statements.

SMTC CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,235 employees of which 1,177 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), and December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”).

2.	Significant accounting policies

(i)	Basis of presentation

The Company’s accounting principles are in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements are presented in United States (“U.S.”) dollars.

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, deferred tax asset valuation allowance, impairment of long-lived assets and inventory valuation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

(iv)	Revenue recognition

Revenue is derived primarily from the sale of electronics components that are built to customer specifications. Revenue from the sale of products, including inventory held on consignment from customers, is recognized when goods are shipped to customers (FoB Shipping Point) once title has passed to the customer, persuasive evidence of an arrangement exists, price is fixed or determinable, performance has occurred, all customer-specified test criteria have been met and collectability is reasonably assured. Revenue recognized from consignment inventory sales consists of labor and overhead charges once performance has occurred, which is determined once the consignment inventory is shipped to the customer.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

Consignment inventory received from customers has no value with the exception of labor and overhead charges on work in progress and finished goods consignment inventory.

2.	Significant accounting policies cont’d

(vii)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives as follows:

Buildings (years)	5	–	20
Machinery and equipment (years)	7	–	15
Office furniture and equipment (years)		7
Computer hardware and software (years)		3
Leasehold improvements	Over shorter of the lease term and estimated useful life

     Land is recorded at cost and is not depreciated.

(viii)	Income taxes

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

The functional currency of the parent company and all foreign operations is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rates of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historical rates and revenue and expenses are translated at average exchange rates prevailing during the month of the transaction. Exchange gains or losses are reflected in the consolidated statements of operations and comprehensive loss.

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

The Company applies ASC 718, “Compensation – Stock Compensation”, (“ASC 718”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model, while the fair value of restricted stock units (“RSU’s) is based on the closing stock price at the date of grant. The fair value of RSU’s with a performance condition is estimated using the Binomial model. Compensation expense is recognized over the stock option and RSU vesting period on a straight line basis. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Costs associated with restructuring activities are accounted for in accordance with ASC Topic 420, “Exit or Disposal Cost Obligations” (ASC 420), or ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits” (ASC 712), as applicable. Under ASC 712, liabilities for contractual employee severance are recorded when payment of severance is considered probable and the amount can be estimated. Liabilities for restructuring costs other than employee severance are accounted for in accordance with ASC 420, only when they are incurred.

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

2.	Significant accounting policies cont’d

(xviii)	Recently adopted Accounting Pronouncements

In August 2014, the FASB published ASU 2014-15 Topics 205-40: Presentation of Financial Statements – Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. Effective for years ending after December 15, 2016 and for years and interim periods thereafter. Management has the processes and controls in place to assess the probability of whether there is substantial doubt about the Company’s ability to continue as a going concern within 12 months. The impact of adoption of the standard did not have an impact on the consolidated financial statements.

In April 2015, the FASB published ASU 2015-03 Topics 835-30: Interest – Imputation of Interest. This standard provides guidance aimed to simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. Effective for years beginning after December 15, 2015 and for years and interim periods thereafter. The impact of adoption of the standard did not have an impact on the consolidated financial statements.

Recent Accounting Pronouncements

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2016. The Company continues to evaluate the impact of this accounting standard. Management is currently evaluating the impact of the new standard, analyzing and performing a diagnostic on the various revenue streams within our manufacturing services. We anticipate a modified retrospective adoption effective December 15, 2017.

In July 2015, the FASB published ASU 2015-11: Simplifying the Measurement of Inventory (Topic 330). The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the FASB does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. All other amendments will be effective upon the issuance of this Update. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements cont’d

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adoption of the standard will result in the presentation of the Company’s deferred tax assets as non-current.

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

In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment proposes that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is expected to result in the recognition of all leases with the corresponding assets and liabilities recorded in the consolidated financial statements. Management is currently evaluating the qualitative and quantitative impact of this standard.

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

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This Accounting Standards Update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The impact of adoption of the standard is expected to result in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance.

3.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive loss.

Consolidated balance sheets

Restricted cash – guaranteed deposits

	January 1, 2017	January 3, 2016
Restricted cash – guaranteed deposits	$—	$805

Effective January 1, 2017, no cash balance was restricted as expected imports of raw materials inventory related to one customer were reduced. Restricted cash as at January 3, 2016 pertained to deposits which were restricted in the form of a guarantee to a government agency related to estimated value added taxes (VAT) on imported raw materials inventory for specific customers in Suzhou, China. Typically, the cash is restricted for a contractual term of 12 months or less and is released when the finished goods are exported or the expected imported raw materials are cancelled.

Accounts receivable—net:

	January 1, 2017	January 3, 2016
Trade accounts receivable	$22,284	$28,797
Other receivables	511	1,347
Allowance for doubtful accounts	(171)	(259)
Accounts receivable—net	$22,624	$29,885

Inventories:

	January 1, 2017	January 3, 2016
Raw materials	$14,863	$19,385
Work in process	1,557	1,416
Finished goods	3,678	4,400
Parts and other	576	676
Inventories	$20,674	$25,877

Inventories are recorded net of a provision for obsolescence as at January 1, 2017 and January 3, 2016 of $442 and $673 respectively.

3.	Consolidated financial statement details cont’d

Property, plant and equipment—net:

	January 1, 2017	January 3, 2016
Cost (a) (e):
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (b) (d)	31,615	30,707
Office furniture and equipment	556	599
Computer hardware and software (c)	3,544	3,447
Leasehold improvements	2,129	3,232
	49,344	49,485

Less accumulated depreciation (a):
Land	—	—
Buildings	(8,174)	(7,719)
Machinery and equipment (b) (d)	(22,460)	(20,347)
Office furniture and equipment	(438)	(496)
Computer hardware and software (c)	(2,842)	(2,284)
Leasehold improvements	(993)	(2,196)
	(34,907)	(33,042)
Property, plant and equipment—net	$14,437	$16,443

(a)	During 2016, the Company wrote off fully depreciated assets that were no longer in use with a cost and accumulated depreciation of $2,118.

(b)

At January 1, 2017 and January 3, 2016, included within machinery and equipment were assets under capital leases with costs of $2,193 and $2,528, respectively and associated accumulated depreciation of $673 and $865, respectively. The related depreciation expense for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $311, $417 and $694, respectively.

(c)	At January 1, 2017 and January 3, 2016, included within computer hardware and software were assets under capital leases with costs of $83 and $119, respectively and associated accumulated depreciation of $80 and $86 respectively. The related depreciation expense for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 was $29, $49 and $151, respectively.

(d)	On June 24, 2016 we sold certain equipment for $509. Concurrent with the sale, we leased the equipment back for a period of 35 months. The monthly lease payments are $15 and includes a purchase option at the end of the lease term equivalent to one month’s rent. The net book value of the leased equipment was $487 million at July 3, 2016 and is included within machinery and equipment. Additionally, we have recorded the proceeds of $509 received from the transaction as a financing obligation at July 3, 2016 net of initial deposits made. The capital lease obligation related to this sale leaseback is $492 as at July 3, 2016.

(e)	In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. In the fourth quarter of 2016, the Company identified a triggering event related to its U.S. segment asset group, which has a carrying amount of $2,339. The Company estimated undiscounted cash flows and determined recoverable amount was in excess of the carrying value, therefore no impairment loss has been recorded in 2016. However, the estimate of undiscounted cash flows is sensitive to certain key assumptions included in these cash flows, such as revenue and margins. As such, the Company will continue to review for impairment triggers which may result in a need to write down those assets to fair value in the future.

3.	Consolidated financial statement details cont’d

Accrued liabilities:

	January 1, 2017	January 3, 2016
Customer-related	$898	$1,852
Payroll	2,134	2,649
Professional services	281	367
Restructuring	27	—
Vendor related	613	383
Other	651	311
Accrued liabilities	$4,604	$5,562

Consolidated statements of operations and comprehensive loss

Interest expense, net:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014

Long-term debt	$222	$—	$—
Revolving credit facility	465	1,040	1,122
Amortization of deferred financing costs	69	32	385
Obligations under capital leases	67	116	212
Interest earned on cash deposits	(35)	(5)	(26)

Interest expense, net	$788	$1,183	$1,693

4.	Debt and capital leases

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility (collectively the “PNC Facilities”). In November 2016, the Company entered into the eleventh amendment to the PNC Facilities with PNC, which extends the term of the PNC Facilities to January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.25%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 0.75%. The base commercial lending rate should approximate prime rate.

The maximum amount of funds available under the PNC Revolving Credit Facility is $30,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility. As at January 1, 2017 the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $7,377 (January 3, 2016 - $10,497).

The PNC Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At January 1, 2017, $2,731 (January 3, 2016 - $10,721) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At January 1, 2017, $10,000 (January 3, 2016 – $5,000) was outstanding under the PNC Long-Term Debt Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the twelve months ended January 1, 2017 and thereafter on a rolling twelve month basis until January 2, 2021.

The Company is in compliance with the financial covenants included in the PNC Facilities as of January 1, 2017.

4.	Debt and capital leases cont’d

(c) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years and thereafter consist of the following:

2017	$423
2018	194
2019	81
Thereafter	—
Total minimum lease payments	698
Amount representing interest ranging from 6% to 11%	(40)
Present value of lease payments	658
Current portion of capital lease obligations	389
Long term capital lease obligations	$269

5.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 1, 2017 and January 3, 2016 consisted of:

(i)

26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of special voting stock, par value $0.01 per share: From time to time the Company may issue special voting stock in one or more series and will fix the terms of that series at the time it is created. As at January 1, 2017, there was no outstanding special voting stock.

5.	Capital stock cont’d

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	January 1, 2017		January 3, 2016		December 28, 2014
	Number of shares	$	Number of shares	$	Number of shares	$

Exchangeable shares:

Balance at beginning of the period	—	$—	—	$—	—	$—
Shares issued pursuant to:
Issued for conversion to common stock	—	—	—	—	20	—
Conversion to common stock	—	—	—	—	(20)	—

Balance at end of the year	—	$—	—	$—	—	$—

Common Stock

Balance at beginning of the period	16,485,055	$391	16,417,276	$390	16,417,256	$390
Shares issued pursuant to:
Conversion of restricted stock units	25,125	—	67,779	1	20	—

Balance at end of the year	16,510,180	$391	16,485,055	$391	16,417,276	$390

Total Common Stock		$391		$391		$390

 Exchangeable shares:

During the year ended January 1, 2017 and January 3, 2016, there were no issued or outstanding exchangeable shares. During the year ended December 28, 2014, 20 exchangeable shares were issued and converted to common shares.

6.	Stock-based compensation

2010 Incentive Plan:

In July 2010, the Company approved a stock incentive plan, the 2010 SMTC Incentive Plan (the “2010 Plan”). The 2010 Plan permitted the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options vest over a one to three-year period and expire five to 10 years from their respective date of grant.

In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and the stockholders in addition to annual increases authorized based on the formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares and the annual increase based on the evergreen formula of the 2010 Plan was 182,171 shares. The total number of shares remaining available for future issuance under the 2010 Plan as at January 1, 2017 is 2,176,396.

Stock options

The Company settles its stock options in shares of common stock. A summary of stock option activity under the Incentive Plans for the years ended December 28, 2014, January 3, 2016 and January 1, 2017 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 29, 2013	435,000	$2.50
Options granted	498,879	$1.80
Options expired	—	$—
Options exercised	(116,667)	$2.48
Outstanding balance at December 28, 2014	817,212	$2.07
Options granted	—	$—
Options forfeited	(95,431)	$2.03
Options expired	(66,667)	$3.11
Options exercised	—	$—
Outstanding balance at January 3, 2016	655,114	$1.98
Options granted	387,255	$1.33
Options expired	(61,756)	$3.46
Options forfeited	(363,847)	$1.46
Options exercised	—	—

Outstanding balance at January 1, 2017	616,766	$1.82	$8	5.6

Exercisable balance at January 1, 2017	445,080	$1.90	$—	4.4

6.	Stock-based compensation cont’d

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

	Year ended January 1, 2017	Year ended January 3, 2016 (1)		Year ended December 28, 2014
Black-Scholes weighted-average assumptions

Expected dividend yield	0.0%		N/A	0.0%
Expected volatility	43.8%		N/A	57.0%
Expected forfeiture	29.0%		N/A	18.0%
Risk-free interest rate	1.33%		N/A	1.22%
Expected option life in years	4.0		N/A	4.2

Weighted-average stock option fair value per option granted	$0.48	$	N/A	$0.82

(1)	No stock options were granted in 2015

During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $78, $175 and $133, respectively.

During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, 112,739, 257,430 and 95,002 options vested, respectively. As at January 1, 2017, compensation expense of $131 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of January 1, 2017:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price

370,610	$1.80	270,080	$1.80
25,000	$1.96	25,000	$1.96
100,000	$2.02	100,000	$2.02
50,000	$2.19	50,000	$2.19
71,156	$1.33	—	$—
616,766	$1.82	445,080	$1.90

6.	Stock-based compensation (cont’d)

Restricted Stock Units

Restricted Stock Units (“RSU”) are settled in shares of common stock. RSUs are issued under the 2010 Plan and have same terms and conditions as other equity compensation awards issued under the 2010 Plan. RSUs are valued at the closing stock price on the date the RSUs are granted. RSUs have vesting terms of one to three years. The compensation expense is recorded on a straight line basis over the vesting period.

Certain RSUs granted during 2014 and 2016 have performance conditions such that the awards vest and are issuable only if the market price of the Company’s common stock meets or exceeds a specified target during the vesting period as defined by the administrator of the 2010 Plan. If the performance condition is not met, the RSUs will not vest and will be forfeited. The RSUs with performance conditions have been valued using the Cox, Ross and Rubenstein binomial model (“Binomial Model”). The following weighted average assumptions were used in calculating the estimated fair value of awards with performance conditions used to compute stock-based compensation expenses:

	Year ended January 1, 2017	Year ended January 3, 2016 (1)		Year ended December 28, 2014
Binomial Model weighted-average assumptions

Stock Price	1.34		N/A	1.80
Expected volatility	42.2%		N/A	41.6%
Expected forfeiture	29.0%		N/A	18.0%
Risk-free interest rate	0.60%		N/A	1.05%
RSU term	3.0		N/A	3.0

Weighted-average RSU fair value per award granted	$0.42	$	N/A	$0.63

(1)	No RSU’s with performance conditions were granted in 2015.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at December 29, 2013	—	$—
RSU granted	520,433	$1.94
RSU forfeited	—	$—
RSU converted into common shares	—	$—

Outstanding balance at December 28, 2014	520,433	$1.94	2.50

RSU granted	91,818	$1.47
RSU forfeited	(64,908)	$1.89
RSU converted into common shares	(67,779)	$1.80

Outstanding balance at January 3, 2016	479,564	$1.88	1.51

RSU granted	987,764	$0.84
RSU forfeited	(352,077)	$0.87
RSU converted into common shares	(25,125)	$1.99

Outstanding balance at January 1, 2017	1,090,126	$1.22	1.01

During the periods ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $345, $335, and $131, respectively, with respect to RSUs. As at January 1, 2017, compensation expense of $783 related to non-vested RSUs has not been recognized.

7.	Financial Instruments and Risks

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended January 1, 2017 was 4.1% (year ended January 3, 2016 – 4.3%). At January 1, 2017, the interest rates on the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility were 3.75% and 4.25%, respectively (year ended January 3, 2016 – 4.0% and 4.3%, respectively).

The impact of a 10% change in interest rates would not have a significant impact on our reported earnings.

Derivative Forward Contracts and Foreign Currency Exchange Risk

Given the Company’s global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.4)

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of forecasted Canadian dollar denominated payroll, rent and utility cash flows for the 12 months of 2017, and Mexican peso denominated payroll, rent and utility cash flows for the 12 months of 2017. These contracts were effective economic hedges, but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table (expressed in thousands of Canadian dollars and Mexican pesos) presents a summary of the outstanding foreign currency forward contracts as at January 1, 2017:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian dollar	Buy	CAD 5,340	$3,988
Mexican peso	Buy	MXN 179,880	$9,738

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on January 1, 2017 was $831 (2015 – unrealized gain of $616) (2014 – unrealized loss of $1,822) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on settled contracts during 2016 was $2,803 (2015 – realized loss $4,446) (2014 – realized loss $1,082), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	January 1, 2017	January 3, 2016
Average USD:CAD contract rate	1.34	1.26
Average USD:CAD mark-to-market rate	1.34	1.38
Average USD:PESO contract rate	18.47	15.88
Average USD:PESO mark-to-market rate	21.20	17.47

The derivative liability as at January 1, 2017 was $1,256 (January 3, 2016 - $2,087), which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange gain of $268 was recognized for the period ended January 1, 2017 (January 3, 2016 – gain of $347, December 28, 2014 – gain of $143).

7.	Financial Instruments and Risks cont’d

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes. The Company also monitors our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2016.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $30,000 and the PNC Long-Term Debt Facility of $10,000 are sufficient to fund our financial obligations.

8.	Income taxes

The Company recorded the following income tax expense for the periods noted:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Current:
Federal/State	$(63)	$28	$113
Foreign	224	569	774

	161	597	887
Deferred:
Federal	—	—	1,000
Foreign	126	76	(65)

	126	76	935

Income tax expense	$287	$673	$1,822

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Federal income tax expense (recovery)	$20	$234	$(720)
State income tax expense (recovery), net of federal tax benefit	(62)	29	58
Loss (income) of foreign subsidiaries taxed at different rates	(161)	113	—
Change in valuation allowance	764	(2,205)	(2,524)
Additional (release of) income tax exposures and alternative minimum taxes	—	—	55
Reassessment of losses by tax authority	(1,675)	—	—
Deemed income inclusion of foreign subsidiary	800	574	749
Expiry of operating loss carry forwards	439	843	3,142
Permanent and other differences	164	1,085	1,062

Income tax expense	$287	$673	$1,822

8.	Income taxes cont’d

Income (loss) before income taxes consisted of the following for the periods noted:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Domestic (U.S.)	$(3,710)	$3,205	$(1,267)
Foreign (Non U.S.)	3,765	(2,536)	(789)

	$55	$669	$(2,056)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 1, 2017	January 3, 2016
Deferred income tax assets:
Net operating loss carryforwards	$23,844	$24,595
Capital loss carryforwards	3,563	2,232
Tax credit carryforwards	3,407	4,307
Property, plant and equipment and other assets	2,015	1,812
Reserves, allowances and accruals	1,301	546

	34,130	33,492
Valuation allowance	(33,904)	(33,140)

Net deferred income tax assets	$226	$352

At January 1, 2017, the Company had total net operating loss carry forwards of $78.8 million, of which $50.2 million, $23.6 million and $5.0 million pertains to federal loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. $1.3 million will expire in 2017, $2.6 million will expire between 2018 and 2022, $16.2 million will expire in 2023, $9.8 million will expire between 2025 and 2029, $20.2 million will expire in 2030 and the remainder will expire beyond 2030 with the exception of $3.6 million which is available for indefinite carryforward.

At January 1, 2017 and January 3, 2016, the Company had gross unrecognized tax benefits of nil and $275, respectively. During the year the Company recognized tax benefits of $287 associated with uncertain tax positions which resulted in a favorable impact on the Company's effective tax rate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In 2014, it was determined by management that a full valuation allowance was required to be recorded against the remaining deferred tax assets associated with the U.S. jurisdiction as it was not likely to be realized. The Canadian jurisdiction continues to have a full valuation allowance recorded against the deferred tax assets. In 2015 and 2016, management has concluded that a full valuation allowance is still required to be recorded against the Canadian, Asian and U.S jurisdiction deferred tax assets.

9.	Earnings (loss) per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

Number of common shares	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Basic weighted average shares outstanding	16,504,106	16,421,478	16,417,275
Dilutive stock awards (a) (b)	—	—	—

Diluted weighted average shares outstanding	16,504,106	16,421,478	16,417,275

(a)	Dilutive stock awards include outstanding RSUs and in-the money stock options determined using the treasury stock method.

(b)	For the periods ended January 1, 2017, January 3, 2016 and December 28, 2014, as a result of a net loss for the period, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, dilutive stock awards would have been calculated as 1,060,049 for the period ended January 1, 2017.

10.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company utilizes each reportable segment’s site contribution (site revenues minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Revenues
Mexico	$102,546	$142,738	$154,064
US	21,703	33,088	46,652
China	52,745	55,155	57,909
Total	$176,994	$230,981	$258,625
Intersegment revenue
Mexico	$(530)	$(488)	$(730
US	(442)	(286)	(16,775)
China	(8,154)	(9,591)	(12,543)
Total	$(9,126)	$(10,365)	$(30,048)
Net external revenue
Mexico	$102,016	$142,250	$153,334
US	21,261	32,802	29,877
China	44,591	45,564	45,366
Total segment revenue (which also equals consolidated revenue)	$167,868	$220,616	$228,577

Site Contribution
Mexico	$8,380	$9,784	$8,860
US	(1,327)	913	2,583
China	4,196	3,099	4,613
Total	$11,249	$13,796	$16,056

Corporate allocations	11,061	12,560	13,231
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(831)	(616)	1,822
Restructuring charges	176	—	1,366
Interest expense	788	1,183	1,693
Earnings (loss) before income taxes	$55	$669	$(2,056)

10.	Segmented information cont’d

Capital expenditures:

The following table contains additions including those acquired through capital leases, to property, plant and equipment for 2016, 2015 and 2014:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
Mexico	$771	$735	$2,962
China	694	1,048	140
US	550	857	361
Segment total	2,015	2,640	3,463
Corporate and other	185	188	169
Total	$2,200	$2,828	$3,632

Segment assets:

	January 1, 2017	January 3, 2016
Property, plant and equipment (a)
Mexico	$8,858	$10,674
US	2,314	2,217
China	3,046	3,255
Segment total	14,218	16,146
Corporate and other	219	297
Total	$14,437	$16,443

Total segment assets
Mexico	$42,275	$45,637
US	9,482	11,069
China	15,489	23,523
Segment total	67,246	80,229
Corporate and other	1,758	1,744
Total	$69,004	$81,973

(a)	Property, plant and equipment information is based on the principal location of the asset.

10.	Segmented information cont’d

Geographic revenues:

The following table contains geographic revenues based on our customer invoicing location:

	Year ended January 1, 2017	Year ended January 3, 2016	Year ended December 28, 2014
US	$114,850	$167,229	$195,465
Canada	37,845	31,275	25,066
Europe	1,833	4,481	2,067
Asia	6,832	3,336	5,922
Africa	6,508	14,295	57
Total	$167,868	$220,616	$228,577

Significant customers and concentration of credit risk

Sales of the Company’s products are concentrated among specific customers in the same industry. The Company requires collateral only from new customers with insufficient credit until such time as credit insurance can be obtained. The Company is subject to concentrations of credit risk in trade receivables and mitigates this risk through ongoing credit evaluation of customers and maintaining credit insurance. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate.

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

During the period ended January 1, 2017, two customers individually comprised 16% and 12% of revenue from across all geographic segments. At January 1, 2017, one customer represented 12% of the Company’s trade accounts receivable.

During the period ended January 3, 2016, two customers individually comprised 13% and 11% of revenue from across all geographic segments. At January 3, 2016, one customer represented 17% of the Company’s trade accounts receivable.

During the period ended December 28, 2014 three customers individually comprised 31%, 12% and 10% of revenue from across all geographic segments. At December 28, 2014, four customers represented 21%, 15%, 14% and 12% of the Company’s trade accounts receivable.

11.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2017	$2,188
2018	1,749
2019	997
2020	989
2021 and thereafter	789
Total	$6,712

        In November 2016, the Company entered into a lease agreement for a new head office location in Markham Ontario Canada. This lease has a five year term with an option to terminate after three years and will commence on May 1, 2017. The annual lease expense is $125, which is included in the commitment schedule above.

11.	Commitments and contingencies cont’d

The General Corporation Law of the State of Delaware allows a corporation to eliminate the personal liability of directors to the corporation or to any of its stockholders for monetary damages for a breach of his fiduciary duty as a director, except in the case where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware corporate law or obtained an improper personal benefit. The Company has entered into indemnification agreements with each director, which provide that the Company shall, subject to certain exceptions, indemnify and pay, advance or reimburse the costs of defense of such person who is made party to a proceeding by reason of their indemnified capacities. Each indemnified party agrees to repay any payment, advance or reimbursement of expenses made by the Company to such person if it is determined, following the final disposition of the claim, that the person is not entitled to indemnification by the Company with respect to a claim for which indemnification was obtained.

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at January 1, 2017 with respect to this indemnity.

Operating lease expense for the periods ended January 1, 2017, January 3, 2016 and December 28, 2014 was $2,296, $2,358 and $2,175, respectively.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 1, 2017 consist of insurance installments of $187 to be paid during 2017. Purchase obligations not recorded on the balance sheet as at January 3, 2016 consisted of insurance installments of $218 paid during 2016. As at December 28, 2014, purchase obligations not recorded on the balance sheet consisted of insurance installments of $231 that were paid during 2015.

Purchase obligations not recorded on the balance sheet as at January 1, 2017 consist of open non-cancellable purchase orders for raw materials for $13,602 to be paid during calendar year 2017. Purchase obligations not recorded on the balance sheet as at January 3, 2016 consisted of open purchase orders for raw materials for $13,215 paid during calendar year 2016. Purchase obligations not recorded on the balance sheet as at December 28, 2014 consisted of open purchase orders for raw materials for $12,043 paid during calendar year 2015.

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

12.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the 401K plan were $162, $157 and $104 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

The Company has certain post-employment benefits related to employees in its Mexico facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $247 and $268 as at January 1, 2017 and January 3, 2016 respectively, which was classified within accrued liabilities in the consolidated balance sheet.

13.	Restructuring Charges

     During the first quarter of 2016, one employee was terminated in the Markham, Ontario facility, which resulted in severance charges of $176 based on the termination payments that are being paid on a monthly until the first quarter of 2017. No restructuring charges were incurred in 2015. Restructuring charges of $1,366 were incurred in 2014.

14.	Related Party Transactions

       The Company incurred Director fees of $220, $246 and $307 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. The Company incurred stock based compensation expenses related to stock based awards for Directors of $85, $52 and $3 for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. These charges were included in selling, general and administrative expenses.