Form 10-Q
period 2017-04-02
SMTC CORP
filed 2017-05-17
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-31051

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7050 WOODBINE AVENUE

MARKHAM, ONTARIO, CANADA L3R 4G8

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

 635 HOOD ROAD

MARKHAM, ONTARIO, CANADA L3R 4N6

(FORMER ADDRESS, IF CHANGED FROM LAST REPORT) (ZIP CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☒   Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 17, 2017, SMTC Corporation had 16,813,197 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	30

PART II OTHER INFORMATION		30

Item 1A	Risk factors	30

Item 5	Other information	31

Item 6	Exhibits	36

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 2, 2017	January 1, 2017
Assets
Current assets:
Cash	$4,263	$8,503
Accounts receivable — net (note 4)	24,371	22,624
Inventories (note 4)	22,803	20,674
Prepaid expenses and other assets	2,537	2,453
Derivative assets (note 10)	49	—
Income taxes receivable	17	17
	54,040	54,271
Property, plant and equipment — net (note 4)	13,759	14,437
Deferred income taxes - net	360	226
Deferred financing costs — net	65	70
	$68,224	$69,004
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$5,475	$2,731
Accounts payable	21,401	23,078
Accrued liabilities (note 4)	4,997	4,604
Derivative liabilities (note 10)	33	1,256
Income tax payable	30	190
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	249	389
	34,185	34,248
Long-term debt (note 5)	7,500	8,000
Capital lease obligations	226	269

Shareholders’ equity:
Capital stock (note 6)	394	391
Additional paid-in capital	265,128	264,928
Deficit	(239,209)	(238,832)
	26,313	26,487
	$68,224	$69,004

Commitments (note 11)

Subsequent events (note 12)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	April 2, 2017	April 3, 2016
Revenue	$33,178	$41,920
Cost of sales (note 10)	29,621	37,040
Gross profit	3,557	4,880

Expenses:
Selling, general and administrative expenses	3,762	3,553
Restructuring charges	—	176
Gain on disposal of property, plant and equipment	—	(5)
Operating income (loss)	(205)	1,156
Interest expense (note 4)	179	231
Income (loss) before income taxes	(384)	925
Income tax expense (recovery) (note 7):
Current	127	4
Deferred	(134)	(46)
	(7)	(42)
Net income (loss) and comprehensive income (loss)	(377)	967
Net income (loss) per share:
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.06
Weighted average number of shares outstanding (note 8):
Basic	16,660,900	16,485,883
Diluted	16,660,900	17,524,552

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 2, 2017

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
RSU vested and issued in common shares	274,085	3	(3)	—	—
Stock-based compensation	—	—	203	—	203
Net loss	—	—	—	(377)	(377)
Balance, April 2, 2017	16,784,265	$394	$265,128	$(239,209)	26,313

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 2, 2017	April 3, 2016
Cash provided by (used in):
Operations:
Net income (loss)	$(377)	$967

Items not involving cash:

Depreciation	979	1,000
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,272)	(1,046)
Gain on disposal of property, plant and equipment	—	(5)
Deferred income taxes	(134)	(46)
Amortization of deferred financing fees	5	9
Stock-based compensation	203	96

Change in non-cash operating working capital:
Accounts receivable	(1,747)	3,134
Inventories	(2,129)	457
Prepaid expenses and others assets	(84)	23
Income taxes receivable/payable	(160)	(37)
Accounts payable	(1,490)	(5,674)
Accrued liabilities	416	(1,180)
	(5,790)	(2,302)
Financing:
Net advance (repayment) of revolving credit facility	2,744	(948)
Repayment of long-term debt	(500)	(250)
Principal repayment of capital lease obligations	(183)	(130)
	2,061	(1,328)
Investing:
Restricted cash	—	110
Purchase of property, plant and equipment	(511)	(572)
Proceeds from disposal of property, plant and equipment	—	69
	(511)	(393)
Decrease in cash	(4,240)	(4,023)
Cash, beginning of period	8,503	6,099
Cash, end of the period	$4,263	$2,076

Supplemental Information
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	37	308

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,192 employees of which 1,140 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at January 1, 2017 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	Assessment of Liquidity and Management's Plans

As at April 2, 2017, the Company’s liquidity is comprised of $4,263 in cash on hand and $5,401 of funds available to borrow under the PNC Revolving Credit and Long-Term Debt Facilities (“PNC Facilities”). The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages its capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants under the PNC Facilities. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30,000, subject to restriction based on certain borrowing base conditions.

The Company has experienced significant reductions in revenue in 2016 and the first quarter of 2017 when compared to prior periods, which impacts its cash flows from operations. The Company incurred a net loss in 2016 of $232 and a net loss in the first quarter of 2017 of $377. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations.

Given our results of operations in this challenging business environment, in accordance with ASC 205-40 management is required to consider whether these conditions give rise to substantial doubt about the Company’s ability to meet its obligations within one year from the financial statement issuance date, and if so, whether management’s plans to negate these conditions will alleviate this substantial doubt.

Subsequent to the quarter ended April 2, 2017, the Company has formally approved a revised 2017 forecast and budget which outlines a plan to manage its cost structure, liquidity and working capital. Integral to this revised 2017 forecast, the Company has entered into the Twelfth Amendment to its PNC Facilities dated as of May 15, 2017, with PNC, which is described in Note 5. The Company believes its revised cost structure will enable it to generate positive cash flows from operations in the near term, in addition to maintaining sufficient availability under the PNC Revolving Credit Facility.

Other actions to address the Company’s liquidity include:

(a)

On May 15, 2017, the Board of Directors of the Company approved a corporate restructuring plan (the “Restructuring Plan”) for its manufacturing facilities and corporate level operations, which includes the closure of the Suzhou, China facility (“Suzhou Facility”) and a reduction in its labor force. The Restructuring Plan is expected to deliver annualized cost savings during the remainder of 2017 and thereafter. The Restructuring Plan, including the wind down and closure of the Suzhou Facility was initiated in the second quarter of 2017 and is expected to be substantially complete by the end of the second quarter of 2017 (refer to Note 12).

(b)

Effective May 15, 2017, the Company entered into the Twelfth Amendment to the PNC Facilities with PNC, which amended its financial covenant requirement for the quarter ending July 2, 2017 and adjusted these financial covenant requirements and conditions for future periods as well (refer to Note 5). The Company is in compliance with the financial covenants included in the PNC Facilities as at April 2, 2017. The Company anticipates that it will continue to be in compliance with the amended financial covenants in the PNC Facilities.

In accordance with ASC 205-40, the Company believes that the actions described above are probable of occurring. Specifically, management believes that the revised 2017 forecast and budget can be effectively implemented and that, when combined with the Twelfth Amendment to its PNC Facilities and the May 15, 2017 Restructuring Plan, it is probable that these actions will mitigate any substantial doubt raised by our historical operating results and satisfy our estimated liquidity needs, for at least but not limited to, the next twelve months from the issuance of these financial statements.

3.	Recently Adopted Accounting Pronouncements

In July 2015, the FASB published ASU 2015-11: Simplifying the Measurement of Inventory (Topic 330). The amendments in this Update more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). FASB has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the FASB does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-11 had no impact on the consolidated financial statements.

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 resulted in the presentation of the Company’s deferred tax assets as non-current.

In March 2016, the FASB published ASU 2016-09: Compensation – Stock Compensation (Topic 718). The amendment simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. Some of the areas for simplification apply only to nonpublic entities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-09 had no impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The impact of adoption of the standard is expected to result in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

Accounts receivable – net:

	April 2, 2017	January 1, 2017
Trade accounts receivable	$24,161	$22,284
Other receivables	381	511
Allowance for doubtful accounts	(171)	(171)
Accounts receivable—net	$24,371	$22,624

Inventories:

	April 2, 2017	January 1, 2017
Raw materials	$16,139	$14,863
Work in process	2,779	1,557
Finished goods	3,242	3,678
Parts	643	576
Inventories	$22,803	$20,674

Inventories are recorded net of a provision for obsolescence as at April 2, 2017 and January 1, 2017 of $370 and $442 respectively.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	April 2, 2017	January 1, 2017
Cost (c):
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a)	31,637	31,615
Office furniture and equipment	571	556
Computer hardware and software (b)	3,789	3,544
Leasehold improvements	2,148	2,129
	49,645	49,344

Less accumulated depreciation:
Land	—	—
Buildings	(8,286)	(8,174)
Machinery and equipment (a)	(23,078)	(22,460)
Office furniture and equipment	(452)	(438)
Computer hardware and software (b)	(2,993)	(2,842)
Leasehold improvements	(1,077)	(993)
	(35,886)	(34,907)
Property, plant and equipment—net	$13,759	$14,437

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,193 and associated accumulated depreciation of $751 and $673 as of April 2, 2017 and January 1, 2017, respectively. The related depreciation expense for the three months ended April 2, 2017 and April 3, 2016 was $78 and $80, respectively.

(b)

Included within computer hardware and software are assets under capital leases with costs of $83 as at April 2, 2017 and January 1, 2017 and associated accumulated depreciation of $83 and $80 as at April 2, 2017 and January 1, 2017, respectively. The related depreciation expense for the three months ended April 2, 2017 and April 3, 2016 was $3 and $10, respectively.

(c)

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. In the first quarter of 2017, the Company identified a triggering event related to its U.S. segment asset group, which has a carrying amount of $2,240.  The Company estimated undiscounted cash flows and determined a recoverable amount of $928 in excess of the carrying value, therefore no impairment loss has been recorded in the first quarter of 2017. The key assumptions included in these cash flows are projected revenue based on management’s most recently approved forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 1%, the recoverable amount would be reduced to $683. As such, the Company will continue to review for impairment triggers which may result in a need to write down the assets to fair value in the future.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	April 2, 2017	January 1, 2017
Customer related	$1,269	$898
Payroll	2,480	2,134
Professional services	299	281
Restructuring	—	27
Vendor related	424	613
Other	525	651
Accrued liabilities	$4,997	$4,604

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended
	April 2, 2017	April 3, 2016
Long-term debt	109	39
Revolving credit facility	54	167
Amortization of deferred financing fees	5	9
Obligations under capital leases	11	16
Interest expense – net	$179	$231

5.	Debt

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

The maximum amount of funds available under the PNC Revolving Credit Facility is $30,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility. As at April 2, 2017 the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $5,401 (January 1, 2017 - $7,377).

On May 15, 2017, the Company entered into the Twelfth Amendment (“Twelfth Amendment”) of the Revolving Credit and Security Agreement, which was initially entered into on September 14, 2011 with PNC Bank, National Association, as agent for the Lender.

Pursuant to the Twelfth Amendment, the Lender has modified the definition of EBITDA (as defined in the Twelfth Amendment) to include additional exclusions and limits.

In addition, the Lender has increased the interest rates as disclosed above; however if the Company maintains a specified fixed charge coverage ratio for a predetermined period of time and maintains its compliance with the terms of the PNC Facilities, interest rates will be reduced to the U.S. base rate plus 0.25% on advances made under the PNC Revolving Credit Facility and U.S. base rate plus 0.75% on advances made under the Long-Term Debt Facility.

   The PNC Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At April 2, 2017, $5,475 (January 1, 2017 - $2,731) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At April 2, 2017, $9,500 (January 1, 2017 – $10,000) was outstanding under the PNC Long-Term Debt Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The Company must maintain a minimum EBITDA (as defined under the Twelfth Amendment) for the twelve months ended July 2, 2017 and the three months ended October 1, 2017. Subsequent thereafter, the financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the three months ended December 31, 2017, six months ended April 1, 2018, nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021.

The Company is in compliance with the financial covenants included in the PNC Facilities as of April 2, 2017.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 1, 2017	16,510,180	$391
Share issuance	274,085	3
Balance as April 2, 2017	16,784,265	$394

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. No stock options were granted during the three month period ended April 2, 2017. A summary of stock option activity for the three month period ended April 2, 2017 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	616,766	$1.82	8	5.6

Options granted	—	$—
Options forfeited	—	$—
Outstanding at April 2, 2017	616,766	$1.82	$4	5.4
Exercisable at April 2, 2017	445,080	$1.90	$—	4.1

During the three month periods ended April 2, 2017 and April 3, 2016, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $12 and $21, respectively.

In connection with Mr. Smith’s stock option award grant effective May 15, 2017 , the Company’s Board of Directors amended the terms of Section 4(c) of the Company’s 2010 Stock Incentive Plan, as amended, which provision limited the maximum number of shares of common stock for which stock options could be granted to any person in any calendar year to 350,000 shares, to permit, as a one-time waiver of such limit, the issuance of stock options covering 671,858 shares to Mr. Smith pursuant to the terms of the Smith Offer Letter.

6.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. There were 68,000 RSUs granted during the three months ended April 2, 2017. A summary of the RSU activity for the three month period ended April 2, 2017 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 1, 2017	1,090,126	$1.22	1.01
RSU forfeited	—	$—
RSU vested and issued in common shares	(274,085)	(1.81)
RSU granted	68,000	1.47
Outstanding balance at April 2, 2017	884,041	$1.06	1.11

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended April 2, 2017 and April 3, 2016 related to the restricted stock units was $191 and $75.

7.	Income taxes

During the three months ended April 2, 2017, the Company recorded current income tax expenses of $127 on profits in certain foreign jurisdictions. During the three months ended April 3, 2016, the Company recorded a current income tax expense of $70 primarily related to minimum taxes and taxes on profits in certain jurisdictions partially offset by recoveries of income taxes in the U.S. of $66. For the three months ended April 2, 2017 and April 3, 2016 deferred income tax recoveries of $134 and $46, respectively were recorded on temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 2, 2017	April 3, 2016
Basic weighted average shares outstanding	16,660,900	16,485,883
Dilutive stock awards (a) (b)	—	1,038,669
Diluted weighted average shares outstanding	16,660,900	17,524,552

(a)

For the three months ended April 2, 2017, as a result of net loss for the period, dilutive earnings per share were calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the period, dilutive stock awards would have been calculated as 887,138 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three months ended April 3, 2016, as a result of net income for the period, dilutive stock awards were determined using the treasury stock method with an average stock price of $1.34. No dilutive stock options were calculated as no outstanding options were considered in-the-money. Dilutive stock awards were calculated as 1,038,669 related to outstanding unvested restricted stock units.

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

	Three months ended
	April 2, 2017	April 3, 2016
Revenues
Mexico	$22,491	$26,792
China	8,322	11,657
U.S.	4,982	5,958
Total	$35,795	$44,407
Intersegment revenue
Mexico	$(12)	$(116)
China	(2,511)	(2,309)
U.S.	(94)	(62)
Total	$(2,617)	$(2,487)
Net external revenue
Mexico	$22,479	$26,676
China	5,811	9,348
U.S.	4,888	5,896
Total segment revenue (which also equals consolidated revenue)	$33,178	$41,920
Site Contribution
Mexico	$1,347	$2,528
China	425	615
U.S.	(435)	32
Total	$1,337	$3,175
Corporate allocations	2,814	2,889
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,272)	(1,046)
Interest	179	231
Restructuring charges	—	176
Income (loss) before income taxes	$(384)	$925

9.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	April 2, 2017	April 3, 2016
Mexico	$155	$181
China	66	159
U.S.	75	237
Segment total	296	577
Corporate and other	5	56
Total	$301	$633

Property, plant and equipment (a)

	April 2, 2017	January 1, 2017
Mexico	$8,463	$8,858
China	2,885	2,314
U.S	2,240	3,046
Segment total	13,588	14,218
Corporate and other	171	219
Segment assets	$13,759	$14,437

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 2, 2017 and April 3, 2016:

	Three months ended
	April 2, 2017	April 3, 2016
U.S.	$25,938	$29,184
Canada	5,422	8,964
Europe	—	791
China	1,311	1,111
Africa	507	1,870
Total	$33,178	$41,920

9.	Segmented information cont’d

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

During the three months ended April 2, 2017, one customer exceeded 10% of total revenues, comprising of 10.7% of total revenue across all geographic segments. During the three months ended April 3, 2016, two customers exceeded 10% of total revenues, comprising 14.2% and 14.0%, respectively of total revenue across all geographic segments.

As of April 2, 2017, two customers represented 12.0% and 11.4% (January 1, 2017, one customer represented 11.8%) of the Company’s trade accounts receivable. No other customers exceeded 10% of the Company’s trade accounts receivable.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the nine remaining months of fiscal 2017 and first three months of fiscal 2018. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net earnings in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at April 2, 2017:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD $5,040	$3,833
Mexican Peso	Buy	MXN 173,600	$9,006

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on April 2, 2017 was $1,272 (April 3, 2016 – $1,046 unrealized gain) which was included in cost of sales in the interim consolidated statement of operations and comprehensive income (loss). The realized loss on settled contracts was $465 (April 3, 2016 – $932 realized loss), which is also included in of cost of sales. Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	April 2, 2017	January 1, 2017
Average USD:CAD contract rate	1.33	1.34
Average USD:CAD mark-to-market rate	1.32	1.34
Average USD:PESO contract rate	19.28	18.47
Average USD:PESO mark-to-market rate	19.17	21.20

The derivative assets as at April 2, 2017 was $49 ($Nil as at January 1, 2017) and derivative liabilities as at April 2, 2017 was $33 ($1,256 as at January 1, 2017) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange gain of $90 was recognized for the three months ended April 2, 2017 (April 3, 2016 – gain of $23).

11.	Commitments

Purchase obligations not recorded on the balance sheet as at April 2, 2017 consist of open non-cancellable purchase orders for raw materials for $12,749 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at January 1, 2017 consisted of open non-cancellable purchase orders for raw materials for $13,602 to be paid during calendar year 2017.

12.	Subsequent events

As disclosed in note 2, on May 15, 2017, the Board of Directors of the Company approved the Restructuring Plan for its manufacturing facilities and corporate level operations, which includes the closure of the Suzhou Facility and a reduction in labor force impacting approximately 210 employees at the Company’s manufacturing facilities and its corporate headquarters. The Restructuring Plan is expected to generate expense reductions for the remainder of 2017 and annualized expense reductions thereafter. The Restructuring Plan, and wind down and closure of the Suzhou Facility, is expected to be substantially completed by the end of the second quarter of 2017.

The Company estimates the total expense to be recognized in connection with the Restructuring Plan will be approximately $1.7 million, comprised primarily of employee severance costs.

As disclosed more fully in note 5, effective May 15, 2017, the Company entered into the Twelfth Amendment to the PNF Facilities with PNC.

On May 15, 2017, the Board of Directors of the Company appointed Eddie Smith, the Company’s Interim President and Chief Executive Officer, to the role of President and Chief Executive Officer effective May 16, 2017. Mr. Smith will receive an annual base salary of $325,000 and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of 50% of his base salary. Mr. Smith will also receive a one-time grant of options covering 671,858 shares of Company common stock under the Company’s 2010 Incentive Plan. In connection with Mr. Smith’s stock option award grant, the Company’s Board of Directors amended the terms of Section 4(c) of the Company’s 2010 Stock Incentive Plan, as amended, which provision limited the maximum number of shares of common stock for which stock options could be granted to any person in any calendar year to 350,000 shares, to permit, as a one-time waiver of such limit, the issuance of stock options covering 671,858 shares to Mr. Smith pursuant to the terms of Mr. Smith’s offer letter of employment.

On May 15, 2017, the Board of Directors of the Company appointed Richard Fitzgerald, as the Company’s Chief Operating Officer effective on or before June 5, 2017. Mr. Fitzgerald will receive an annual base salary of $300,000 and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of 25% of his base salary. Mr. Fitzgerald will also receive a one-time grant of options covering 335,929 shares of Company common stock under the Company’s 2010 Incentive Plan.

On May 15, 2017, the Company and Roger Dunfield, the Company’s Chief Financial Officer, entered into an agreement pursuant to which Mr. Dunfield will receive a one-time grant of options covering 335,929 shares of Company common stock under the Company’s 2010 Incentive Plan. The agreement also amends the letter agreement between Mr. Dunfield and the Company, dated January 22, 2016 which sets forth the terms of Mr. Dunfield’s employment, such that Mr. Dunfield will no longer be eligible to receive the Annual LTIP Grant. The terms of Mr. Dunfield’s employment will otherwise remain unchanged.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 9, 2017. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 9, 2017, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,192 employees of which 1,140 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 2, 2017 compared with the quarter ended April 3, 2016:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended April 2, 2017		Three months ended April 3, 2016		Change 2016 to 2017
	$	%	$	%	$	%
Revenue	33.2	100.0	41.9	100.0	(8.7)	(20.8)
Cost of sales	29.6	89.2	37.0	88.3	(7.4)	(20.0)
Gross profit	3.6	10.8	4.9	11.7	(1.3)	(26.5)
Selling, general and administrative expenses	3.8	11.4	3.5	8.4	0.3	8.6
Restructuring charges	—	—	0.2	0.5	0.2	100.0
Operating income (loss)	(0.2)	(0.6)	1.2	2.9	(1.4)	(116.7)
Interest expense	0.2	0.6	0.2	0.5	—	—
Income (loss) before income taxes	(0.4)	(1.2)	1.0	2.3	(1.4)	(140.0)
Income tax expense (recovery)
Current	0.1	0.3	0.0	—	0.1	100.0
Deferred	(0.1)	(0.3)	(0.0)	—	(0.1)	(100.0)
	(0.0)	—	(0.0)	—	(0.0)	—
Net income (loss)	(0.4)	(1.2)	1.0	2.3	(1.4)	(140.4)

Revenue

Industry Sector	Three months ended April 2, 2017		Three months ended April 3, 2016		Change
	$	%	$	%	$	%
Industrial	14.5	43.7	18.4	43.9	(3.9)	(21.2)
Networking and Communications	11.1	33.4	17.5	41.7	(6.4)	(36.6)
Power and Energy	1.5	4.5	2.0	4.8	(0.5)	(25.0)
Medical	6.1	18.4	4.0	9.6	2.1	52.5
Total	33.2	100.0	41.9	100.0	(8.7)	20.8

Revenue decreased $8.7 million to $33.2 million for the first quarter of 2017 from $41.9 million in the first quarter of 2016. Two industrial customers which transferred their business to other contract manufacturers in early 2016, represented a decrease in revenue of $2.2 million quarter over quarter. In addition, one long standing industrial customer represented a decrease in revenue of $2.3 million over the prior period due to reduced demand. One networking and communications customer serviced in China had a reduction in revenues of $5.5 million compared to the prior year due to the transfer of a portion of its business to other contract manufacturers. One additional networking and communication customer serviced out of Mexico experienced a reduction in revenue of $1.0 million over the prior period due to unpredictable end customer demand. The reduction of $0.5 million in the power and energy sector was primarily the result of one customer serviced out of China with high demand in 2015 and early 2016 with no further revenue earned in 2017 as a result of limited end customer demand. Revenue from the medical sector increased from one new customer in late 2016 serviced out of China by $2.9 million, partially offset by volume decreases from one other customer of $0.9 million serviced out of Mexico.

During the first quarter of 2017, the Company recorded approximately $0.3 million of sales of raw materials inventory to customers, which carried limited margin, compared with $1.5 million in the first quarter of 2016. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 76.9% of revenue during the first quarter of 2017, compared with 79.3% in the first quarter of 2016. Revenue from the largest customer during the first quarter of 2017 was $3.5 million, representing 10.7% of total revenue. This compares with revenue from the two largest customers during the first quarter of 2016 of $6.0 million and $5.9 million, representing 14.2% and 14.0% of total revenue, respectively. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2017, 67.8% of our revenue was attributable to production from our operations in Mexico, 14.7% in the U.S. and 17.5% in China. During the first quarter of 2016, 63.6% of our revenue was attributable to production from our operations in Mexico, 14.1% in the U.S. and 22.3% in China.

Gross Profit

Gross profit for the first quarter of 2017 decreased by $1.3 million to $3.6 million or 10.8% of revenue compared with $4.9 million or 11.7% of revenue for the same period in 2016. This was due primarily to the $8.7 million decrease in revenue quarter over quarter partially offset by more favorable product mix in the first quarter of 2017. For the three months ended April 2, 2017 the Company had more favorable foreign exchange rates on outstanding forward contracts which resulted in $1.3 million of unrealized foreign exchange gains that were recorded in the first quarter of 2017 versus unrealized foreign exchange gains of $1.0 million in the first quarter of 2016. These were offset by higher direct labor charges and variable costs in the first quarter of 2017. When excluding unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross profit was $2.3 million or 6.9% of revenue for the first quarter of 2017 compared with $3.8 million or 9.1% of revenue for the first quarter of 2016.

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

	Three months ended April 2, 2017	Three months ended April 3, 2016
Gross profit	$3,557	$4,880
Deduct:

Unrealized foreign exchange gains on unsettled forward exchange contracts	(1,272)	(1,046)
Adjusted gross profit	$2,285	$3,834

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income (loss) in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first quarter of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.3 million, and a realized loss of $0.5 million. Included in cost of sales for the first quarter of 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $0.9 million. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	April 2, 2017	January 1, 2017
Average USD:CAD contract rate	1.33	1.34
Average USD:CAD mark-to-market rate	1.32	1.34
Average USD:PESO contract rate	19.28	18.47
Average USD:PESO mark-to-market rate	19.17	21.20

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

	Three months ended April 2, 2017	Three months ended April 3, 2016
Net income (loss)	$(377)	$967
Add:

Depreciation	979	1,000
Interest	179	231
Taxes	(7)	(42)
EBITDA	$774	$2,156

Add:

Restructuring	—	176
Stock based compensation	203	96
Unrealized foreign exchange gains on unsettled forward exchange contracts	(1,272)	(1,046)
Adjusted EBITDA	$(295)	$1,382

Adjusted EBITDA for three months ended April 2, 2017 reduced by $1.7 million due to the reduction in revenue and reduction in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million during the first quarter of 2017 to $3.8 million, which represented 11.4% of revenues compared to $3.5 million or 8.4% of revenues for the same period in 2016. The increase was due to higher audit and legal professional fees in addition to moving costs incurred in 2017 related to the principal executive office move not incurred in the same period in 2016. Stock based compensation was also higher in the first quarter of 2017 compared to 2016 as certain executive outstanding stock awards vested and resulted in a forfeiture catch-up expense in the first quarter of 2017.

Interest Expense

Interest expense was $0.2 million for both periods. The weighted average interest rates with respect to the debt facilities were 4.4% and 4.2% for each of the first quarters of 2017 and 2016, respectively. In addition, average revolver debt levels were lower in the first quarter of 2017 compared to the same period in the prior year, however long-term debt was higher, which had a higher interest rate in the first quarter of 2017 compared to the same period in 2016.

Income Tax Expense

During the three months ended April 2, 2017, the Company recorded current income tax expenses of $0.1 million on profits in certain foreign jurisdictions. During the three months ended April 3, 2016, the Company recorded a current income tax expense of $0.07 million primarily related to minimum taxes and taxes on profits in certain jurisdictions partially offset by recoveries of income taxes in the U.S. of $0.07 million. For the three months ended April 2, 2017 and April 3, 2016 deferred income tax recoveries of $0.1 million and $0.05 million, respectively was recorded on temporary differences related to the Mexican operations.

Liquidity

As at April 2, 2017, the Company’s liquidity is comprised of $4.3 million in cash on hand and $5.4 million of funds available to borrow under the PNC Facilities. The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30.0 million which is restricted based on certain borrowing base conditions.

Subsequent to the quarter ended April 2, 2017, the Company has formally approved a revised 2017 forecast and budget which outlines a plan to manage its cost structure, liquidity and working capital. Integral to this revised 2017 forecast, the Company entered into the Twelfth Amendment is the May 15, 2017 Amendment to its PNC Facilities with PNC (“PNC”), which is described in Note 5. The Company believes its revised cost structure will enable it to generate positive cash flows from operations in the near term, in addition to maintaining sufficient availability under the PNC Revolving Credit Facility.

Net cash used in operating activities during the three months ended April 2, 2017 was $5.8 million driven by working capital changes, primarily the increase in Accounts Receivable of $1.7 million due primarily to three slow paying customers with overdue balances. One customer’s balance was collected subsequent to quarter end, and two other customers have established payment plans. Accounts Payable and Accrued Liabilities had increased cash payments of $1.1 million due to an increase in inventory levels and timing of payments. Inventory levels increased by $2.1 million compared to the same period in prior year as a result of demand push out. As a result, accounts payable days outstanding increased to 66 days for the first quarter of 2017 compared to 62 days for the first quarter of 2016. Inventory turnover, on an annualized basis decreased to 5 times for the first quarter of 2017 compared to 6 times for the first quarter of 2016 due to higher inventory levels held due to demand push out. Accounts receivable days sales outstanding increased to 67 from 58 days for the first quarter of 2017 compared to the first quarter of 2016. This was the result of the timing of collections; specifically an increase in the overdue balances compared to the prior year mainly due to slow payments from three customers.

Net cash provided by financing activities during the first quarter of 2017 was $2.1 million compared to $1.3 million used for the first quarter of 2016. During the first quarter of 2017, the Company increased revolving debt by $2.7 million compared to a decrease of $0.9 million for the same period in 2016. The Company also paid down its long-term debt in the amount of $0.5 million in the first quarter of 2017 compared to a payment of $0.3 million in the same period in 2016. In addition, the Company paid $0.2 million in lease payments in the first quarter of 2017 compared to $0.1 million in the first quarter of 2016.

Net cash used in investing activities during the first quarter of 2017 was $0.5 million compared to $0.4 million in the first quarter of 2016. During the first quarter of 2017, capital asset purchases of $0.5 million were made compared to $0.6 million in the prior year. In addition, in the first quarter of 2016, proceeds were received of $0.1 million related to the sale of equipment and restricted cash balances of $0.1 million were released.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the quarter ended April 2, 2017 was 4.4%. Subject to the Twelfth Amendment, advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.6
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.7)

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 31, 2017.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a credit limit of $30 million is sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at April 2, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

The Company has experienced a significant reduction in revenues in 2016 and in the first quarter of 2017, which has negatively impacted our cash flows from operations and liquidity and may continue to impact cash flows from its operations and liquidity during future periods.

The Company has experienced significant reductions in revenue in 2016 and the first quarter of 2017 when compared to prior periods that has impacted its cash flows from operations. The Company incurred a net loss in 2016 of $0.2 million and a net loss in the first quarter of 2017 of $0.4 million. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations, which competitive pressures may persist during future periods. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations. See the discussion under Note 2 “Assessment of Liquidity and Management’s Plans” in Item 1 of Part 1 of this report for additional information and discussion regarding this decline in the Company’s revenue and resulting negative impact on our cash flows from operations and liquidity. Additional declines in the Company’s revenues during future periods resulting from this challenging business environment may continue to negatively impact the Company’s ability to generate cash flows from operations and to satisfy its liquidity needs.

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 2, 2017.

Item 5 Other Information

Restructuring Plan

On May 15, 2017, the Board of Directors of the Company approved a corporate restructuring plan (the “Restructuring Plan”) for its manufacturing facility and corporate level operations, which includes the closure of the Company’s manufacturing facility located in Suzhou, China (the “Suzhou Facility”) and a reduction in its labor force impacting approximately 210 employees at the Company’s manufacturing facilities (including the Suzhou Facility) and its corporate headquarters. The Company is implementing the Restructuring Plan to reduce its cost structure and increase efficiency in alignment with the evolving needs of its business. The Company informed impacted employees of the Restructuring Plan on May 17, 2017. As part of the Restructuring Plan, the Company is reorganizing its internal corporate level operations under three areas: (i) Finance & Administration, (ii) Sales and (iii) Operations. The Restructuring Plan is expected to generate expense reductions for the remainder of 2017 and annualized expense reductions thereafter. The Restructuring Plan, including the winding down and closure of the Suzhou Facility, is expected to be completed by the end of the second quarter of 2017. Manufacturing by the Company of certain products previously manufactured at the Suzhou Facility will be transferred to the Company’s other facilities in Dongguan, China, Fremont, California and Chihuahua, Mexico.

The Company estimates the expense to be recognized in connection with the Restructuring Plan will total approximately $1.7 million, comprised primarily of employee severance costs of approximately $1.6 million and equipment disposal and transfer costs of approximately $0.1 million. The Company expects to recognize all of these expenses during the second quarter of 2017. The Company expects that the cash outlays, totaling approximately $1.6 million, associated with these expenses will largely occur during the second quarter of 2017.

Amendment of the PNC Facilities

On May 15, 2017, the Company entered into the Twelfth Amendment to the PNC Facilities. Pursuant to the Twelfth Amendment, PNC has agreed to (i) removed the Company’s compliance with the PNC Facilities’ fixed charge coverage ratio (as defined in the PNC Facilities) during the second and third quarters of 2017 and (ii) allow for the measurement period for purposes of calculating the fixed charge coverage ratio beginning in the fourth quarter of 2017 to be calculated using only the fourth quarter financial results and each quarter thereafter also using the financial results of the then-current quarter until a trailing twelve month calculation period is used during the third quarter of 2018, at which date and on a going forward basis the Company must maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 on a trailing twelve month basis. Pursuant to the Twelfth Amendment, the Company is required to earn EBITDA of not less than (i) $0.2 million for the twelve month period ending July 2, 2017 and (ii) $0.225 million for the three month period ending October 1, 2017. In addition, for purposes of calculating EBITDA, including for use in determining the fixed charge coverage ratio, the Twelfth Amendment (i) increases the maximum potential add-back adjustment for severance and restructuring costs from $1.0 million to $2.0 million for fiscal year 2017, (ii) increases the maximum potential add-back adjustment for office moving costs from $0.75 million to $1.0 million for fiscal year 2017, (iii) increases the maximum potential add-back adjustment for non-cash stock compensation expense from $0.5 million to $0.75 million during any fiscal year and (iv) includes an additional add-back adjustment for non-cash impairment charges incurred during any period of up to $2,000,000 or an amount in excess of this amount requiring the lenders authorization.

The Twelfth Amendment sets the applicable interest rate margins (which margins are added to an interest rate based upon LIBOR or the U.S. base rate, as applicable, to determine the applicable interest rate) for loans under the revolving credit facility bearing interest based on LIBOR at 3.50% and for loans under the revolving credit facility bearing interest based on the U.S. base rate at 0.75%. The applicable interest rate margins for the term loan under the PNC Facilities are 4.00% for amounts bearing interest based on LIBOR and 1.25% for amounts bearing interest based on the U.S. base rate. Beginning with the fiscal quarter ending September 30, 2018, if (i) as of the end of any two consecutive fiscal quarters, the Company’s fixed charge coverage ratio is not less than 1.10 to 1.00 on a trailing twelve month basis as of the end of each fiscal quarter and (ii) no defaults or events of default have occurred and are continuing, the applicable interest rate margins for (A) loans under the revolving credit facility bearing interest based on LIBOR shall be 3.00%, (B) loans under the revolving credit facility bearing interest based on the U.S. base rate shall be 0.25%, (C) term loans under the PNC Facilities bearing interest based on LIBOR shall be 3.50% and (D) term loans under the PNC Facilities bearing interest based on the U.S. base rate shall be 0.75%.

The foregoing description of the Twelfth Amendment is qualified in its entirety by reference to the full text of the Twelfth Amendment, which is attached to this Form 10-Q as Exhibit 10.1.

Appointment of President and Chief Executive Officer

On May 15, 2017, the Board of Directors of the Company appointed Eddie Smith, the Company’s Interim President and Chief Executive Officer, to the role of President and Chief Executive Officer effective May 16, 2017. Mr. Smith, age 54, has served as Interim President and Chief Executive Officer of the Company since February 17, 2017.

Prior to joining the Company, Mr. Smith served as Senior Vice President, Global Embedded Solutions at Avnet, Inc. during 2016 and as President, Avnet Electronics Marketing Americas from February 2009 to March 2016. Mr. Smith also served in various other positions at Avnet, Inc., beginning in 1994. From 2002 to 2004, Mr. Smith served as President and Chief Executive Officer of SMTEK International, Inc., a tier II manufacturer in the EMS industry. Mr. Smith served as the Chairman of the Electronic Components Industry Association from 2009 to 2017.

In connection with this appointment, Mr. Smith entered into an offer letter with the Company, dated May 15, 2017 (the “Smith Offer Letter”), pursuant to which Mr. Smith will receive an annual base salary of $325,000 and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of 50% of his base salary. Pursuant to the Smith Offer Letter, Mr. Smith will also receive a one-time grant of options covering 671,858 shares of Company common stock under the Company’s 2010 Incentive Plan in May 2017. The options will have an exercise price per share equal to the Company per share closing price on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 per share for a 90 day period, or upon a Change in Control Event (as defined in the Smith Offer Letter ) resulting in the per share value of Company common stock being above those same thresholds (one-fifth if above $2.00, an additional one-fifth if above $3.00, an additional one-fifth if above $4.00, an additional one-fifth if above $5.00, and 100% if above $6.00), subject to Mr. Smith’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Company’s board of directors may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with shareholders, the options may not be exercised, and no option shares may be sold, within 180 days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a ten-year term, and will vest with respect to whole shares only.

In addition, the Smith Offer Letter provides that, in the event that Mr. Smith’s employment is terminated by the Company other than for “Cause” (as defined in the Smith Offer Letter) (other than in connection with or within twelve months following a “Change in Control Event” (as defined in the Smith Offer Letter), Mr. Smith will receive his accrued and unpaid base salary through the date of termination and will continue to receive his base salary for a period of six months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. In the event that Mr. Smith’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined in the Smith Offer Letter) in connection with or within twelve months following a Change in Control Event, he will receive his accrued and unpaid base salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive his base salary for a period of twelve months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. Mr. Smith is also eligible for other benefits including participation in the Company’s 401(k) plan and four weeks of paid time off annually. The foregoing description is qualified in its entirety by reference to the Smith Offer Letter, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On May 15, 2017, in connection with Mr. Smith’s stock option award grant, the Company’s Board of Directors amended the terms of Section 4(c) of the Company’s 2010 Stock Incentive Plan, as amended, which provision limited the maximum number of shares of common stock for which stock options could be granted to any person in any calendar year to 350,000 shares, to permit, as a one-time waiver of such limit, the issuance of stock options covering 671,858 shares to Mr. Smith pursuant to the terms of the Smith Offer Letter.

There were no arrangements or understanding between Mr. Smith and any other persons pursuant to which he was appointed as an officer of the Company (other than arrangements or understanding with directors or officers of the Company acting solely in their capacities as such), he has no family relationships with any of the Company’s directors, executive officers, or any person nominated or chosen by the Company to become a director or executive officer, and he is not party to, and he does have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Appointment of the Chief Operating Officer

On May 15, 2017, the Company announced that the Board of Directors of the Company appointed Richard Fitzgerald, age 49, as the Company’s Chief Operating Officer effective on or before June 5, 2017.

Prior to joining the Company, Mr. Fitzgerald served as Global Vice President of Avnet Integrated Solutions from January 2017 to May 2017 and as Vice President of Business Operations of Avnet Electronics Embedded from July 2014 to January 2017. Prior to joining Avnet, Mr. Fitzgerald served as Chief Operating Officer of Qual-Pro Corporation from January 2010 to July 2014 and as Chief Executive Officer of Team Precision Public Company Limited from July 2008 to December 2009. Mr. Fitzgerald has also held other manufacturing and operational excellence positions with SMTEK International, Inc., Intel Corp., California Amplifier and CTS Corporation. Mr. Fitzgerald has a bachelor’s degree in business management from the University of Maryland – Robert H. Smith School of Business.

In connection with this appointment, Mr. Fitzgerald entered into an offer letter with the Company, dated May 15, 2017 (the “Fitzgerald Offer Letter”), pursuant to which Mr. Fitzgerald will receive an annual base salary of $300,000 and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of 25% of his base salary. Pursuant to the Fitzgerald Offer Letter, Mr. Fitzgerald will also receive a one-time grant of options covering 335,929 shares of Company common stock under the Company’s 2010 Incentive Plan as soon as practicable following the commencement of his employment. The options will have an exercise price per share equal to the Company per share closing price on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 per share for a 90 day period, or upon a Change in Control Event (as defined in the Fitzgerald Offer Letter ) resulting in the per share value of Company common stock being above those same thresholds (one-fifth if above $2.00, an additional one-fifth if above $3.00, an additional one-fifth if above $4.00, an additional one-fifth if above $5.00, and 100% if above $6.00), subject to Mr. Fitzgerald’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Company’s board of directors may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with shareholders, the options may not be exercised, and no option shares may be sold, within 180 days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a ten-year term, and will vest with respect to whole shares only.

In addition, the Fitzgerald Offer Letter provides that, in the event that Mr. Fitzgerald’s employment is terminated by the Company other than for “Cause” (as defined in the Fitzgerald Offer Letter) (other than in connection with or within twelve months following a “Change in Control Event” (as defined in the Fitzgerald Offer Letter)), Mr. Fitzgerald will receive his accrued and unpaid base salary through the date of termination and will continue to receive his base salary for a period of six months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. In the event that Mr. Fitzgerald’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined the Fitzgerald Offer Letter) in connection with or within twelve months following a Change in Control Event, he will receive his accrued and unpaid base salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive his base salary for a period of twelve months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. Mr. Fitzgerald is also eligible for other benefits including participation in the Company’s 401(k) plan and three weeks of paid time off annually. The foregoing description is qualified in its entirety by reference to the Fitzgerald Offer Letter, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

There were no arrangements or understanding between Mr. Fitzgerald and any other persons pursuant to which he was appointed as an officer of the Company (other than arrangements or understanding with directors or officers of the Company acting solely in their capacities as such), he has no family relationships with any of the Company’s directors, executive officers, or any person nominated or chosen by the Company to become a director or executive officer, and he is not party to, and he does have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Amendment to Compensatory Arrangement for the Chief Financial Officer

On May 15, 2017, the Company and Roger Dunfield, the Company’s Chief Financial Officer, entered into an agreement (the “Dunfield Agreement”) pursuant to which Mr. Dunfield will receive a one-time grant of options covering 335,929 shares of Company common stock under the Company’s 2010 Incentive Plan on May 15, 2017. The options will have an exercise price per share equal to the Company per share closing price on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 per share for a 90 day period, or upon a Change in Control Event (as defined in the Dunfield Agreement ) resulting in the per share value of Company common stock being above those same thresholds (one-fifth if above $2.00, an additional one-fifth if above $3.00, an additional one-fifth if above $4.00, an additional one-fifth if above $5.00, and 100% if above $6.00), subject to Mr. Dunfield’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Company’s board of directors may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event To ensure alignment with shareholders, the options may not be exercised, and no option shares may be sold, within 180 days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a ten-year term, and will vest with respect to whole shares only.

The Dunfield Agreement also amends the letter agreement between Mr. Dunfield and the Company, dated January 22, 2016 (the “Dunfield Letter Agreement”), which sets forth the terms of Mr. Dunfield’s employment, such that Mr. Dunfield will no longer be eligible to receive the Annual LTIP Grant (as defined in the Dunfield Letter Agreement). The terms of Mr. Dunfield’s employment will otherwise remain unchanged. Notwithstanding the foregoing, but for the avoidance of doubt, full vesting acceleration in the event of certain terminations of your employment in connection with or within twelve (12) months following a Change in Control Event, as set forth in the “Change in Control” paragraph of the Dunfield Letter Agreement, still will apply with respect to equity awards granted prior to May 15, 2017 (subject to the terms and conditions of the Dunfield Letter Agreement); however, such vesting acceleration will not apply to the 335,929 options granted as part of the Dunfield Agreement. The foregoing description is qualified in its entirety by reference to the Dunfield Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

	By:	/s/ Edward Smith
	Name:	Edward Smith
	Title:	President and Chief Executive Officer

	By:	/s/ Roger Dunfield
	Name:	Roger Dunfield
	Title:	Chief Financial Officer (Principal Accounting Officer)
Date: May 17, 2017

EXHIBIT INDEX

10.1*	Twelfth Amendment to PNC Revolving Credit and Security Agreement.

10.2*	Employment Offer Letter with Eddie Smith, dated May 15, 2017.

10.3*	Employment Offer Letter with Richard Fitzgerald, dated May 15, 2017.

10.4*	Amendment to Employment Offer Letter with Roger Dunfield, dated May 15, 2017.

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2017.

31.2*	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2017.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2017.

32.2*	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 17, 2017.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith