Form 10-Q
period 2017-07-02
SMTC CORP
filed 2017-08-03
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-31051

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7050 WOODBINE AVE.

MARKHAM, ONTARIO, CANADA L3R 4G8

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐        accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☒   emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2017, SMTC Corporation had 16,825,197 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	33

PART II OTHER INFORMATION		34

Item 1A	Risk factors	34

Item 6	Exhibits	36

 Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	July 2, 2017	January 1, 2017
Assets
Current assets:
Cash	$4,107	$8,503
Accounts receivable — net (note 4)	21,540	22,624
Inventories (note 4)	25,095	20,674
Prepaid expenses and other assets	2,017	2,453
Derivative assets (note 10)	300	—
Income taxes receivable	17	17
	53,076	54,271
Property, plant and equipment — net (note 4)	11,574	14,437
Deferred income taxes — net	374	226
Deferred financing costs — net	110	70
	$65,134	$69,004
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$5,488	$2,731
Accounts payable	24,543	23,078
Accrued liabilities (note 4)	5,421	4,604
Derivative liabilities (note 10)	—	1,256
Income taxes payable	39	190
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	169	389
	37,660	34,248
Long-term debt (note 5)	7,000	8,000
Capital lease obligations	181	269

Shareholders’ equity:
Capital stock (note 6)	394	391
Additional paid-in capital	265,121	264,928
Deficit	(245,222)	(238,832)
	20,293	26,487
	$65,134	$69,004

Commitments (note 12)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue	$32,995	$43,615	$66,173	$85,535
Cost of sales (note 10)	31,575	40,526	61,196	77,566
Gross profit	1,420	3,089	4,977	7,969
Selling, general and administrative expenses	4,110	3,360	7,872	6,913
Impairment of property, plant and equipment (note 4)	1,601	—	1,601	—
Gain on disposal of property, plant and equipment	—	—	—	(5)
Restructuring charges (note 11)	1,351	—	1,351	176
Operating earnings (loss)	(5,642)	(271)	(5,847)	885
Interest expense (notes 4)	217	203	396	434
Earnings (loss) before income taxes	(5,859)	(474)	(6,243)	451
Income tax expense (recovery) (note 7):
Current	168	99	295	103
Deferred	(14)	31	(148)	(15)
	154	130	147	88
Net earnings (loss) and comprehensive income (loss)	(6,013)	(604)	(6,390)	363

Earnings (loss) per share of common stock:
Basic	$(0.36)	$(0.04)	$(0.38)	$0.02
Diluted	$(0.36)	$(0.04)	$(0.38)	$0.02
Weighted average number of shares outstanding (note 8):
Basic	16,807,333	16,510,180	16,734,117	16,498,032
Diluted	16,807,333	16,510,180	16,734,117	17,546,778

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 2, 2017

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
RSU vested and issued in common shares	303,017	3	(3)	—	—
Stock-based compensation	—	—	196	—	196
Net loss	—	—	—	(6,390)	(6,390)
Balance, July 2, 2017	16,813,197	$394	$265,121	$(245,222)	20,293

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	July 2, 2017	July 3, 2016
Cash provided by (used in):
Operations:
Net earnings (loss)	$(6,390)	$363
Items not involving cash:
Depreciation	1,950	2,021
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,556)	(999)
Impairment of property, plant and equipment	1,601	—
Gain on sale of property, plant and equipment	—	(5)
Deferred income taxes	(148)	(15)
Amortization of deferred financing fees	11	17
Stock-based compensation	196	224
Change in non-cash operating working capital:
Accounts receivable	1,084	3,386
Inventories	(4,421)	1,125
Prepaid expenses and other assets	436	86
Income taxes receivable/payable	(151)	(51)
Accounts payable	1,687	(4,303)
Accrued liabilities	821	(1,086)
	(4,880)	763
Financing:
Net advances (repayment) of revolving credit facility	2,757	(1,749)
Repayment of long-term debt	(1,000)	(500)
Principal payment of capital lease obligations	(308)	(252)
Proceeds from sales leaseback	—	509
Deferred financing fees	(51)	—
	1,398	(1,992)
Investing:
Change in restricted cash	—	274
Purchase of property, plant and equipment	(914)	(1,363)
Proceeds from sale of property, plant and equipment	—	69
	(914)	(1,020)
Decrease in cash	(4,396)	(2,249)
Cash, beginning of period	8,503	6,099
Cash, end of the period	$4,107	$3,850

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	21	160

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the fiscal period ended January 1, 2017 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at January 1, 2017 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	Assessment of Liquidity and Management's Plans

As at July 2, 2017, the Company’s liquidity is comprised of $4,107 in cash on hand and $4,136 of funds available to borrow under the PNC Revolving Credit facility. The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages its capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants under the PNC Facilities. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30,000, of which $4,136 of funds were available to borrow under the PNC Revolving Credit facility as at July 2, 2017 which was limited by certain borrowing base restrictions under the PNC Facilities.

The Company has experienced significant reductions in revenue throughout 2016 and the first six months of 2017 when compared to prior periods, which impacts its cash flows from operations. The Company incurred a net loss in 2016 of $232 and a net loss in the first six months of 2017 of $6,390. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations. During the quarter, the Company recorded $0.8 million of bad debt expense, due to the further credit deterioration of a specific customer.

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

In order to address the Company’s liquidity, on May 15, 2017, the Board of Directors of the Company approved a corporate restructuring plan (the “Restructuring Plan”) for its manufacturing facilities and corporate level operations, which includes the closure of the Suzhou, China facility (“Suzhou Facility”) and a reduction in its labor force. The Restructuring Plan is expected to deliver annualized cost savings during the remainder of 2017 and thereafter. The Restructuring Plan, including the wind down and closure of the Suzhou Facility was initiated in the second quarter of 2017 and is expected to be substantially complete by the end of the third quarter of 2017.  Also, effective May 15, 2017, the Company entered into the Twelfth Amendment to the PNC Facilities, which amended its financial covenant requirement for the quarter ending April 2, 2017 and adjusted these financial covenant requirements and conditions for future periods as well (refer to note 5). The Company is in compliance with the financial covenants included in the PNC Facilities as at July 2, 2017. The Company anticipates that it will continue to be in compliance with the amended financial covenants in the PNC Facilities.

 In accordance with ASC 205-40, the Company believes that the actions described above are probable of mitigating any substantial doubt about the Company’s ability to meet its obligations within one year from the financial statement issuance date. Specifically, management believes that the revised 2017 forecast and budget, specifically as it relates to cost reduction initiatives, liquidity and working capital management can be effectively implemented and that, when combined with the Twelfth Amendment to its PNC Facilities and the Restructuring Plan, it is probable that these actions will mitigate any substantial doubt and satisfy our estimated liquidity needs, for at least but not limited to, the next twelve months from the issuance of these financial statements.

3.	Recent Adopted Accounting Pronouncements

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

Consolidated Balance Sheets

 Accounts receivable – net:

	July 2, 2017	January 1, 2017
Trade accounts receivable	$22,214	$22,284
Other receivables	311	511
Allowance for doubtful accounts	(985)	(171)
Accounts receivable—net	$21,540	$22,624

The increase in the allowance for doubtful accounts from January 1, 2017 to July 2, 2017 predominantly related to one customer for which management has concluded a provision was required for the outstanding accounts receivable due to the deterioration of the credit risk associated with one customer.

Inventories:

	July 2, 2017	January 1, 2017
Raw materials	$16,976	$14,863
Work in process	2,715	1,557
Finished goods	4,655	3,678
Parts	749	576
Inventories	$25,095	$20,674

Inventories are recorded net of a provision for obsolescence as at July 2, 2017 and January 1, 2017 of $865 and $442, respectively. The increase in the provision for obsolescence was due primarily to an identified collection risk related to aged inventory for a small number of customers.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	July 2, 2017	January 1, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a) (c) (d)	29,913	31,615
Office furniture and equipment	518	556
Computer hardware and software (b) (d)	3,079	3,544
Leasehold improvements	2,240	2,129
	47,250	49,344
Less accumulated depreciation:
Land	—	—
Buildings	(8,397)	(8,174)
Machinery and equipment (a) (c) (d)	(23,389)	(22,460)
Office furniture and equipment	(400)	(438)
Computer hardware and software (b) (d)	(2,428)	(2,842)
Leasehold improvements	(1,062)	(993)
	(35,676)	(34,907)
Property, plant and equipment—net	$11,574	$14,437

(a)

Included within machinery and equipment were assets under capital leases with costs of $533 and $2,193 and associated accumulated depreciation of $95 and $673 as of July 2, 2017 and January 1, 2017, respectively. The related depreciation expense for the three months ended July 2, 2017 and July 3, 2016 was $55 and $74, respectively. The related depreciation expense for the six months ended July 2, 2017 and July 3, 2016 was $133 and $154, respectively. During the three months ended July 2, 2017, machinery and equipment under capital lease of $1,660 was purchased and transferred to machinery and equipment owned.

(b)

Included within computer hardware and software are assets under capital leases with costs of Nil and $83 as at July 2, 2017 and January 1, 2017 and associated accumulated depreciation of Nil and $80 as at July 2, 2017 and January 1, 2017, respectively. The related depreciation expense for the three months ended July 2, 2017 and July 3, 2016 was Nil and $10, respectively. The related depreciation expense for the six months ended July 2, 2017 and July 3, 2016 was $3 and $20, respectively.

(c)

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. In the second quarter of 2017, the Company identified that results did not meet forecasted results, which was considered a triggering event related to its U.S. segment asset group. The net carrying amount of the U.S. asset group was $2,108. The Company estimated undiscounted cash flows and determined the carrying amounts was exceeded by the recoverable amount, and therefore performed a discounted cash flow analysis. The difference between the discounted cash flows and the carrying amount resulted in an impairment loss of $1,025 which has been recorded in the second quarter of 2017. The estimate of discounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 1%, the impairment would increase by $110. If there was a 1% increase in the weighted average cost of capital, the impairment would increase by $37. The Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted this from the carrying amount of the segment asset group.

In the second quarter of 2017, the Company also identified that results did not meet forecasted results, which was considered a triggering event related to its China segment asset group. The net carrying amount of the China asset group was $1,504.  The Company estimated undiscounted cash flows and determined a recoverable amount of $1,128 in excess of the net carrying value, therefore no impairment loss has been recorded in the second quarter of 2017. The key assumptions included in these cash flows are projected revenue based on management’s forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 1%, the recoverable amount in excess of the carrying amount would be reduced to $641. As such, the Company will continue to review for impairment triggers which may result in a need to impair the assets to fair value in the future.

(d)

During the quarter ended July 2, 2017, the Company removed fully depreciated assets that were no longer in use with a cost and accumulated depreciation value of $870. The China segment impaired assets from machinery and equipment with net book value of $265, associated cost of $383 and accumulated depreciation value of $118. The China segment also impaired assets from machinery and equipment with net book value of $181, associated cost of $472 and accumulated depreciation value of $291. The corporate segment also impaired assets with net book value of $130, associated cost of $135 and accumulated depreciation of $5. A total impairment loss was recorded of $576 in the second quarter of 2017.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	July 2, 2017	January 1, 2017
Customer related	$1,222	$898
Payroll	2,360	2,134
Professional services	300	281
Restructuring (note 11)	518	27
Vendor related	524	613
Other	497	651
Accrued liabilities	$5,421	$4,604

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revolving credit facility	$87	$124	$142	$290
Long-term debt	117	54	226	93
Amortization of deferred financing fees	7	8	11	17
Obligations under capital leases	6	17	17	34
Interest expense	$217	$203	$396	$434

5.	Debt

(a) Revolving credit facility

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. The weighted average interest rate increased to 4.6% for the first half of 2017 compared to 4.2% for the first half of 2016.

As at July 2, 2017 the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $4,136 (January 1, 2017 - $7,377). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $30,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

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

In addition, the Lender has increased the interest rates by 0.25% during the quarter in accordance with the Twelfth Amendment; however if the Company maintains a specified fixed charge coverage ratio for a predetermined period of time and maintains its compliance with the terms of the PNC Facilities, interest rates will be reduced to the U.S. base rate plus 0.25% on advances made under the PNC Revolving Credit Facility and U.S. base rate plus 0.75% on advances made under the Long-Term Debt Facility.

   The PNC Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At July 2, 2017, $5,488 (January 1, 2017 - $2,731) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At July 2, 2017, $9,000 (January 1, 2017 – $10,000) was outstanding under the PNC Long-Term Debt Facility.

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

As defined under the Twelfth Amendment, the Company must maintain a minimum EBITDA for the twelve months ended July 2, 2017 and the three months ended October 1, 2017. Subsequent thereafter, the financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the three months ended December 31, 2017, six months ended April 1, 2018, nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021.  The financial covenants also require that the Company limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).

The Company is in compliance with the financial covenants included in the PNC Facilities as of July 2, 2017.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 1, 2017	16,510,180	391
Share issuance	303,017	3
Balance at July 2, 2017	16,813,197	394

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. The Company granted 1,343,716 stock options during the three and six month period ended July 2, 2017. A summary of stock option activity for the six month period ended July 2, 2017 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	616,766	$1.82	8	5.6

Options granted	1,343,716	$1.24
Expired	(58,288)	1.80
Forfeited	(27,996)	$1.80
Outstanding at July 2, 2017	1,874,198	$1.40	$117	4.9
Exercisable at July 2, 2017	386,792	$1.92	$—	4.5

During the three month period ended July 2, 2017, 1,343,716 stock options were granted to the executive officers of the Company. The stock options have an exercise price per share equal to the Company per share closing price on the grant date, and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 for a 90 day period. If the share price does not meet the average closing share prices specified, the stock options will not vest. In the event of a Change in Control Event (as defined in the respective employment agreement), the options shall immediately expire to the extent they remain unvested; provided, however, the Company’s board of directors may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with shareholders, the options may not be exercised, and no option shares may be sold, within 180 days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a ten-year term, and will vest with respect to whole shares only.

A binomial model was utilized to determine the fair value of the stock options issued during the three months ended July 2, 2017. The following weighted average assumptions were used in calculating the estimated fair value of the stock options issued during the quarter with performance conditions used to compute stock-based compensation expense:

Three months ended July 2, 2017
Binomial Model weighted-average assumptions

Expected dividend yield	0.0%
Expected volatility	42.7%
Expected forfeiture	30.0%
Risk-free interest rate	1.02%
Expected option life in years	5.0

Weighted-average stock option fair value per option granted	$0.29

Stock-based compensation recognized during the three month period ended July 2, 2017 and July 3, 2016 related to the stock options was $11 and $21. During the six month periods ended July 2, 2017 and July 3, 2016, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $23 and $42, respectively.

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSUs”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. There were 68,000 RSUs granted during the six months ended July 2, 2017. A summary of the RSUs activity for the six month period ended July 2, 2017 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 1, 2017	1,090,126	$1.22	1.01
RSUs granted	68,000	$1.47
RSUs vested and issued in shares	(303,017)	$1.80
RSUs forfeited	(210,404)	$0.93
Outstanding balance at July 2, 2017	644,705	$1.04	1.01

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation (recovery) recognized during the three month period ended July 2, 2017 and July 3, 2016 related to the RSUs was a recovery of ($18) and $107. The recovery of stock based compensation was due to the reversal of unvested RSUs for terminated employees. Stock based compensation recognized during the six month period ended July 2, 2017 and July 3, 2016 related to the RSUs was $173 and $182, respectively.

7.	Income taxes

During the three months ended July 2, 2017 and July 3, 2016, the Company recorded current income tax expenses of $168 and $99, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the three months ended July 2, 2017 and July 3, 2016, deferred tax recovery of $14 and deferred tax charges of $31, respectively was recorded on temporary differences related to the Mexican operations. During the six months ended July 2, 2017 and July 3, 2016, the Company recorded current income tax expenses of $295 and $103, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. Current income taxes were partially offset for the six months ended July 3, 2016 by tax recoveries of $66. For the six months ended July 2, 2017 and July 3, 2016 deferred tax recoveries of $148 and $15 was recorded on temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic weighted average shares outstanding	16,807,333	16,510,180	16,734,117	16,498,032
Dilutive stock awards (1) (a) (b)	—	—	—	1,048,746
Diluted weighted average shares outstanding	16,807,333	16,510,180	16,734,117	17,546,778

(1)	Dilutive stock awards include outstanding restricted stock units and in the money stock options determined using the treasury stock method

(a)

Dilutive options were determined using the treasury stock method, using an average price of $1.26 per share for three months ended July 2, 2017. As a result of the net loss for the three months ended July 2, 2017, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three months ended July 2, 2017, dilutive stock awards would have been calculated as 668,701. For the six months ended July 2, 2017, dilutive options were determined using the treasury stock method, using an average price of $1.32 per share. Total dilutive stock awards were calculated as 731,961.

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

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenues
Mexico	$23,996	$25,672	$46,487	$52,464
China	7,775	15,100	16,097	26,757
U.S.	3,928	4,722	8,910	10,680
Total	$35,699	$45,494	$71,494	$89,901

Intersegment revenue
Mexico	$—	$(139)	$(12)	$(255)
China	(2,659)	(1,535)	(5,170)	(3,844)
U.S.	(45)	(205)	(139)	(267)
Total	$(2,704)	$(1,879)	$(5,321)	$(4,366)

Net external revenue
Mexico	$23,996	$25,533	$46,475	$52,209
China	5,116	13,565	10,927	22,913
U.S.	3,883	4,517	8,771	10,413
Total segment revenue (which also equals consolidated revenue)	$32,995	$43,615	$66,173	$85,535

Site Contribution
Mexico	$1,338	$2,343	$2,685	$4,871
China	(1,599)	550	(1,174)	1,165
U.S.	(1,679)	(472)	(2,114)	(440)
Total	$(1,940)	$2,421	$(603)	$5,596

Corporate allocations	2,635	2,645	5,449	5,534
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(284)	47	(1,556)	(999)
Interest	217	203	396	434
Restructuring charges	1,351	—	1,351	176
Earnings (loss) before income taxes	$(5,859)	$(474)	$(6,243)	$451

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and six months ended July 2, 2017 and July 3, 2016:

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Mexico	$25	$153	$180	$334
China	9	321	75	480
U.S.	234	54	309	291
Segment total	268	528	564	1,105
Corporate and other	118	115	124	171
Total	$386	$643	$688	$1,276

Property, plant and equipment (a)

	July 2, 2017	January 1, 2017
Mexico	$8,213	$9,505
China	2,219	3,290
U.S	897	2,469
Corporate and other	245	219
Segment assets	$11,574	$14,437

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 2, 2017 and July 3, 2016:

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
U.S.	$24,101	$25,194	$50,175	$54,378
Canada	5,082	14,736	10,504	23,700
Europe	—	114	—	905
China	1,181	1,541	2,356	2,652
Africa	2,631	2,030	3,138	3,900
Total	$32,995	$43,615	$66,173	$85,535

Significant customers and concentration of credit risk:

   Sales of the Company’s products are concentrated in certain cases among specific customers in the same industry. The Company is subject to concentrations of credit risk in trade receivables. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate. The increase in the allowance for doubtful accounts from January 1, 2017 to July 2, 2017 predominantly related to one customer for which management has concluded a provision was required for the outstanding accounts receivable due to the deterioration of the credit risk associated with one customer.

The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its revenue. In addition to having a limited number of customers, the Company manufactures a limited number of products for some customers. If the Company loses any of its larger customers or any product line manufactured for one of its larger customers, it could experience a significant reduction in revenue. Also, the insolvency of one or more of its larger customers or the inability of one or more of its larger customers to pay for its orders could decrease revenue. As many costs and operating expenses are relatively fixed, a reduction in net revenue can decrease profit margins and adversely affect the business, financial condition and results of operations.

During the three months ended July 2, 2017, four customers exceeded 10% of total revenues representing 13.5%, 11.4%, 11.0% and 10.3% respectively (July 3, 2016 – two customers represented 22.1% and 17.6%) of total revenue for the second quarter of 2017. During the six months ended July 2, 2017, three customers individually comprised 12.1%, 10.3% and 10.1% (July 3, 2016 – two customers individually comprised 18.2% and 15.8%) of total revenue for the six months ended July 2, 2017.

As of July 2, 2017, two customers represented 13.2% and 12.4% respectively, (January 1, 2017, one customer represented 11.8%) of the Company’s accounts receivable.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the six remaining months of fiscal 2017 and first six months of fiscal 2018. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at July 2, 2017:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 3,920	$2,984
Mexican Peso	Buy	MXN 139,600	$7,247

The unrealized gain recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on July 2, 2017 was $284 (July 3, 2016 – unrealized gain $47), and the unrealized gain for the six month period ended July 2, 2017 was $1,556 (July 3, 2016 – unrealized gain $999), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized gain on the settled contracts for the three months period ended July 2, 2017 was $14 (July 3, 2016 – realized loss $647), and the realized loss for the six month period ended July 2, 2017 was $450 (July 3, 2016 – realized loss $1,578), which is included in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	July 2, 2017	January 1, 2017
Average USD:CAD contract rate	1.31	1.34
Average USD:CAD mark-to-market rate	1.29	1.34
Average USD:PESO contract rate	19.26	18.47
Average USD:PESO mark-to-market rate	18.61	21.20

The derivative asset as at July 2, 2017 was $300 ($Nil as at January 1, 2017) and derivative liability as at July 2, 2017 was $Nil ($1,256 as at January 1, 2017) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. The total aggregate translated foreign exchange gain of $11 was recognized for the three months ended July 2, 2017 (July 3, 2016 – gain of $81). The total aggregate translated foreign exchange loss of $80 was recognized for the six months ended July 2, 2017 (July 3, 2016 – gain of $104).

11.	Restructuring charges

During the three months ended July 2, 2017, in accordance with the restructuring plan communicated on May 15, 2017, restructuring charges of $1,351 were incurred related to 43 full-time equivalents (“FTEs”) in Mexico, 103 FTEs in China, 22 FTEs in the U.S., and 12 FTEs in Canada. It is expected that the restructuring accrual will be paid by the fourth quarter of 2017.

Severance

Balance as at January 2, 2017	$27
Charges	1,351
Payments	(860)

Balance as at July 2, 2017	$518

12.	Commitments

Purchase obligations not recorded on the balance sheet as at July 2, 2017 consist of open non-cancellable purchase orders for raw materials for $9,772 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at January 1, 2017 consisted of open non-cancellable purchase orders for raw materials for $13,602 to be paid during calendar year 2017.

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

Background

  SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,100 employees of which 1,040 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended July 2, 2017 compared with the quarter ended July 3, 2016:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 2, 2017		Three months ended July 3, 2016		Change 2016 to 2017
	$	%	$	%	$	%
Revenue	33.0	100.0	43.6	100.0	(10.6)	(24.3)
Cost of sales	31.6	95.7	40.5	92.9	(8.9)	(22.0)
Gross profit	1.4	4.3	3.1	7.1	(1.7)	(54.8)
Selling, general and administrative expenses	4.1	12.4	3.4	7.8	0.7	20.6
Impairment of property, plant and equipment	1.6	4.8	—	—	1.6	—
Restructuring	1.4	4.2	—	—	1.4	—
Operating loss	(5.7)	(17.0)	(0.3)	(0.7)	(5.4)	—
Interest expense	0.2	0.6	0.2	0.5	—	—
Loss before income taxes	(5.9)	(17.9)	(0.5)	(1.1)	(5.4)	—
Income tax expense	0.1	0.3	0.1	0.2	—	—
Net loss	(6.0)	(18.2)	(0.6)	(1.4)	(5.4)	—

Revenue

Industry Sector	Three months ended July 2, 2017		Three months ended July 3, 2016		Change
	$	%	$	%	$	%
Industrial	16.9	51.2	17.4	39.9	(0.5)	(2.9)
Networking and Communications	9.4	28.5	19.6	45.0	(10.2)	(52.0)
Power and Energy	3.2	9.7	2.5	5.7	0.7	28
Medical	3.5	10.6	4.1	9.4	(0.6)	(14.6)
Total	33.0	100.0	43.6	100.0	(10.6)	(24.3)

Revenue decreased by $10.6 million from $43.6 million for the second quarter of 2016 to $33.0 million for the second quarter of 2017. The decrease was primarily the result of one networking and communications customer serviced out of China that has experienced volume reductions as a result of transfer of a portion of the business to other contract manufacturers. This customer represented a decrease in revenue quarter over quarter of $9.3 million. One industrial customer serviced out of Mexico had slower end customer demand which resulted in a reduction quarter over quarter of $3.2 million. This was partially offset by an increase in revenue from another industrial customer serviced in Mexico, which represented an increase in revenue quarter over quarter of $2.1 million.

During the three months ended July 2, 2017 and July 3, 2016, the Company recorded approximately $0.9 million of sales of raw materials inventory to customers, which carried limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 83.1% of revenue during the second quarter of 2017, compared with 85.5% in the second quarter of 2016. Revenue from the four largest customers during the second quarter of 2017 was $4.5 million, $3.8 million, $3.6 million and $3.4 million representing 13.5%, 11.4%, 11.0% and 10.3% respectively of total revenue for the second quarter of 2017. This compares with revenues from the largest customers during the second quarter of 2016 which was $9.6 million and $7.7 million representing 22.1% and 17.6% respectively of total revenue for the second quarter of 2016. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2017, 72.7% of our revenue was attributable to production from our operations in Mexico, 15.5% in China and 11.8% in the U.S. During the second quarter of 2016, 58.5% of our revenue was attributable to production from our operations in Mexico, 31.1% in China and 10.4% in the U.S.

Gross Profit

Gross profit for the second quarter of 2017 decreased by $1.7 million to $1.4 million or 4.3% of revenue compared with $3.1 million or 7.1% of revenue for the same period in 2016. When removing the impact of the unrealized foreign exchange on unsettled forward contracts the adjusted gross profit percentage in the second quarter of 2017 was 3.4% compared to 7.2% in the same period of prior year. The reduction in gross margin is due to reduced revenue and the resulting impact to cover fixed costs and product mix for the three months ended July 2, 2017 compared to the same period in prior year. In addition, for the three months ended July 2, 2017, there were additional inventory provisions for excess and obsolete materials of $0.5 million.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain (loss) on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Three months ended July 2, 2017	Three months ended July 3, 2016
Gross profit	$1,420	$3,089
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(284)	47
Adjusted gross profit	$1,136	$3,136

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the second quarter of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized gain of $0.01 million. Included in cost of sales for the second quarter of 2016 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.05 million, and a realized loss of $0.6 million.

	July 2, 2017	July 3, 2016
Average USD:CAD contract rate	1.31	1.32
Average USD:CAD mark-to-market rate	1.29	1.29
Average USD:PESO contract rate	19.26	17.01
Average USD:PESO mark-to-market rate	18.61	18.69

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings (loss) to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended July 2, 2017	Three months ended July 3, 2016
Net loss	$(6,013)	$(604)
Add:

Depreciation	971	1,021
Interest	217	203
Taxes	154	130
EBITDA	$(4,671)	$750

Add (deduct):

Restructuring charges	1,351	—
Stock based compensation (reversal)	(7)	128
Unrealized foreign exchange gain (loss) on unsettled forward exchange contracts	(284)	47
Adjusted EBITDA	$(3,611)	$925

Adjusted EBITDA reduced to $(3.6) million in the second quarter of 2017 from $0.9 million for the same period in the prior year due to lower revenue and gross profit. In addition, there were charges incurred in the three months ended July 2, 2017 for an impairment of property, plant and equipment related to the U.S. segment of $1.0 million. Additionally, as a result of the Company’s assessment of its capital requirements and capabilities during the quarter, assets of $0.6 million were impaired during the three months ended July 2, 2017. Included in selling, general and administrative expenses for the three months ended July 2, 2017 was an additional provision for bad debt expense of $0.8 million related to amounts that management does not believe are collectible.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.7 million during the second quarter of 2017 to $4.1 million compared to $3.4 million in the second quarter of 2016. The increase relates primarily to an additional provision for bad debt expense of $0.8 million incurred during the quarter related to one customer which has experienced financial issues which management does not believe are collectible. Professional services increased quarter over quarter in addition to incurring move related costs that were not incurred in the same period last year as the corporate head office was relocated during the second quarter of 2017. These increases were offset by corporate headcount reductions as a result of the 2017 restructuring plan.

Restructuring Expense

During the three months ended July 2, 2017, the Company recorded $1.4 million in restructuring charges made up predominantly of severance charges in accordance with the restructuring plan as announced on May 15, 2017. Restructuring charges were incurred related to the reduction in workforce of 43 full-time equivalents (“FTE’s”) in Mexico, 103 FTE’s in China, 22 FTE’s in the U.S., and 12 FTE’s in Canada.

Impairment of property, plant and equipment

An impairment loss of $1.0 million was recorded in the second quarter of 2017 related to the U.S segment asset group. Indicators of impairment continued to be triggered with the U.S segment, specifically due to continued site operating losses. As a result the Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted $1.0 million from the carrying amount of the segment asset group.

During the quarter ended July 2, 2017, the Company recorded an impairment loss of 0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the quarter.

Interest Expense

Interest expense was $0.2 million in the second quarter of 2017 and 2016. The average debt balance was reduced in the second quarter ended in 2017 compared to the same period in 2016, however was offset by the increased weighted average interest rates in the three months ended July 2, 2017 compared to the same period in the prior year. The weighted average interest rates with respect to the debt were 4.8% and 4.1% for the second quarters of 2017 and 2016, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million and $0.1 million in the second quarter of 2017 and 2016, respectively due to minimum taxes and taxes on profits in certain jurisdictions. For the second quarters of 2017 and 2016 a deferred income tax recovery and expense of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Six months ended July 2, 2017 compared with six months ended July 3, 2016:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended July 2, 2017		Six months ended July 3, 2016		Change 2016 to 2017
	$	%	$	%	$	%
Revenue	66.2	100.0	85.5	100.0	(19.3)	(22.6)
Cost of sales	61.2	92.4	77.5	90.6	(16.3)	(21.0)

Gross profit	5.0	7.6	8.0	9.4	(3.0)	(37.5)
Selling, general and administrative expenses	7.9	11.9	6.9	8.1	1.0	14.5
Impairment of property, plant and equipment	1.6	2.4	—	—	1.6	—
Restructuring charges	1.4	2.1	0.2	0.2	1.2	—
Operating earnings	(5.9)	(8.9)	0.9	1.1	(6.8)	—
Interest expense	0.4	0.6	0.4	0.5	—	—
Income (loss) before income taxes	(6.3)	(9.5)	0.5	0.5	(6.8)	—
Income tax expense	0.1	0.2	0.1	0.1	—	—

Net income (loss)	(6.4)	(9.7)	0.4	0.5	(6.8)	—

Revenue

Industry Sector	Six months ended July 2, 2017		Six months ended July 3, 2016		Change
		%		%		%
Industrial	31.4	47.4	35.8	41.9	(4.4)	(12.3)
Networking and Communications	20.5	31.0	37.1	43.4	(16.6)	(44.7)
Power and Energy	4.7	7.1	4.5	5.2	0.2	4.4
Medical	9.6	14.5	8.1	9.5	1.5	18.5
Total	66.2	100.0	85.5	100.0	(19.3)	(22.6)

Revenue decreased by $19.3 million from $85.5 million for the first six months of 2016 to $66.2 million for the first six months of 2017. The decrease was primarily the result of one networking and communications customer serviced out of China that has experienced volume reductions as a result of transfer of a portion of the business to other contract manufacturers. This customer represented a decrease in revenue for the six months period ended July 2, 2017 of $14.7 million compared to the same period in the prior year. One industrial customer serviced out of Mexico had slower end customer demand which resulted in a reduction for the six months period ended July 2, 2017 of $5.6 million compared to the same period in 2016. An additional customer serviced out of Mexico in the networking and communication sector represented a decrease of $2.8 million from the same period in the prior year as the product went end of life. This was partially offset by an increase in revenue from a new medical sector customer in China, which represented an increase of $2.8 million from the same period in the prior year. There was also a new customer in the power and energy sector serviced out of Mexico that began ramping production in the second quarter of 2017 representing an increase in revenue of $1.2 million.

During the first half of 2017, the Company recorded approximately $1.2 million of sales of raw materials inventory to customers, which carried limited margin, compared with $2.4 million in the first half of 2016. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 78.0% of revenue from continuing operations during the first half of 2017, compared with 81.8% in the first half of 2016. Revenue from the three largest customers during the first half of 2017 was $8.0 million, $6.8 million, and $6.7 million representing 12.1%, 10.3% and 10.1%, respectively of total revenue for the first half of 2017. Revenue from the two largest customers during the first half of 2016 was $15.6 million and $13.6 million, representing 18.2% and 15.8%, respectively of total revenue for the first half of 2016. No other customers represented more than 10% of revenue in either period.

During the first half of 2017, 70.2% of our revenue was attributable to production from our operations in Mexico, 16.5% in China and 13.3% in the U.S. During the first half of 2016, 61.0% of our revenue was attributable to production from our operations in Mexico, 26.8% in China and 12.2% in the U.S.

Gross Profit

Gross profit for the first half of 2017 decreased by $3.0 million to $5.0 million or 7.6% of revenue compared with 9.4% of revenue for the same period in 2016. When removing the effects of unrealized foreign exchange gains on unsettled forward exchange contracts, the adjusted gross profit is 5.2% for 2017 compared with 8.1% for 2016. The reduction in gross margin in the first half of 2017 is due to reduced revenue and the resulting impact to cover fixed costs and product mix compared to the same period in prior year. In addition, for the six months ended July 2, 2017, there was an additional inventory provision for excess and obsolete materials of $0.5 million.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit:

	Six months ended July 2, 2017	Six months ended July 3, 2016
Gross profit	$4,977	$7,969
Add (deduct):

Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,556)	(999)
Adjusted gross profit	$3,421	$6,970

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the first half of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.6 million, and a realized loss of $0.5 million. Included in cost of sales for the first half of 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $1.6 million.

	July 2, 2017	July 3, 2016
Average USD:CAD contract rate	1.31	1.32
Average USD:CAD mark-to-market rate	1.29	1.29
Average USD:PESO contract rate	19.26	17.01
Average USD:PESO mark-to-market rate	18.61	18.69

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Six months ended July 2, 2017	Six months ended July 3, 2016
Net earnings (loss)	$(6,390)	$363
Add:

Depreciation	1,950	2,021
Interest	396	434
Taxes	147	88
EBITDA	$(3,897)	$2,906

Add (deduct):

Restructuring	1,351	176
Stock based compensation	196	224
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,556)	(999)
Adjusted EBITDA	$(3,906)	$2,307

Adjusted EBITDA reduced to $(3.9) million in the first half of 2017 from $2.3 million for the same period in the prior year due to lower revenue and gross profit. In addition, there were charges incurred in the quarter ended July 2, 2017 for an impairment of property, plant and equipment related to the U.S. segment of $1.0 million. Additionally, as a result of the Company’s assessment of its capital requirements and capabilities during the quarter, assets of $0.6 million were impaired during the quarter ended July 2, 2017. Included in selling, general and administrative expenses was an additional provision for bad debt expense of $0.8 million related to amounts that management does not believe are collectible.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.9 million during the first half of 2017 to $7.8 million compared to $6.9 million for the same period in the prior year. The increase relates primarily to an additional provision for bad debt expense of $0.8 million incurred during the quarter related to one customer which has experienced financial issues which management does not believe are collectible. Professional services, including audit and legal fees increased for the six month period ended 2017 compared to the same period in the prior year. In addition the Company incurred move related costs that were not incurred in the same period last year as the corporate head office was relocated during the second quarter of 2017. These increases were partially offset by corporate headcount reductions as a result of the 2017 restructuring plan.

Restructuring Expense

 During the six months ended July 2, 2017, the Company recorded $1.4 million in restructuring charges made up predominantly of severance charges in accordance with the restructuring plan as communicated on May 15, 2017. Restructuring charges were incurred related to the reduction in workforce of 43 full-time equivalents (“FTEs”) in Mexico, 103 FTEs in China, 22 FTEs in the U.S., and 12 FTEs in Canada. During the six months ended July 3, 2016, restructuring charges of $0.2 million were recorded related to one executive position in Markham, Canada.

Impairment of property, plant and equipment

An impairment loss of $1.0 million was recorded in the second quarter of 2017 related to the U.S segment asset group. Indicators of impairment continued to be triggered with the U.S segment, specifically due to continued site operating losses. As a result the Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted $1.0 million from the carrying amount of the segment asset group.

 During the quarter ended July 2, 2017, the Company recorded an impairment loss of 0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the quarter.

Interest Expense

Interest expense was $0.4 million in the first half of 2017 and 2016. The average debt balance was reduced in the six months ended July 2, 2017 compared to the same period in 2016, however was offset by the increased weighted average interest rates in the six months ended July 2, 2017 compared to the same period in the prior year. The weighted average interest rate increased to 4.6% for the first half of 2017 compared to 4.2% for the first half of 2016.

Income Tax Expense

During the six months ended July 2, 2017, the Company recorded current income tax charges of $0.3 million related to taxes on profits in foreign jurisdictions. During the six months ended July 3, 2016, the Company recorded a current income tax expense of $0.1 million related to taxes on profits in foreign jurisdictions offset by tax recoveries of less than $0.1 million in the U.S. For the six months ended July 2, 2017 deferred income tax recovery of $0.2 million was recorded on temporary differences related to the Mexican operations. For the six months ended July 3, 2016 deferred income tax recovery of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Liquidity

As at July 2, 2017, the Company’s liquidity is comprised of $4,107 in cash on hand and $4,136 of funds available to borrow under the PNC Revolving Credit Facility. The Company funds its operations by regularly utilizing its PNC Revolving Credit Facility.

Net cash used in operating activities during the six months ended July 2, 2017 was $4.9 million compared to $0.8 million provided by operations for the six months ended July 3, 2016 primarily driven by increased inventory balances due in part to inventory received at the end of the quarter for subsequent quarter sales in addition to aged inventory with selected customers that has not been transacted to customer owned inventory. In addition, accounts receivable had a small number of customers with aged receivables which drove up the day sales outstanding. This was also driven by a net loss from operations as a result of a reduction in gross margin due to reduced revenues, lower margin product mix and the resulting impact to cover fixed costs compared to the same period in prior year. This was partially offset by decreased payments of accounts payable and accrued liabilities due to the extension of terms with key suppliers and timing of payments. There was also an increased gain on derivative instruments. Accounts receivable days sales outstanding were 59 and 56 days for the six months ended July 2, 2017 and July 3, 2016, respectively. The increase was largely due to a small number of customers with aged receivables. Payment plans were established for these customers, one of which has experienced worsening financial health and so a provision was recorded against the aged receivables. Inventory turnover, on an annualized basis decreased to 5 times in the first half of 2017 compared to 6 times in the first half of 2016 due to aged inventory with delayed demand from some customers. In addition there was inventory received at the end of the quarter for subsequent quarter sales. Accounts payable days outstanding increased to 73 days at the end of the first six months of 2017 compared to 63 days for the same period in 2016. The increase was due to extension of payments terms with some key suppliers in order to manage cash flow.

Net cash provided by financing activities during the six months ended July 2, 2017 was $1.4 million compared to cash used by financing activities of $2.0 million in the six months ended July 3, 2016. The cash provided was the result of $2.8 million advances of revolving debt as at July 2, 2017, compared to $1.7 million repayment of revolving debt during the same period in 2016. The Company also made term debt repayments of $1.0 million for the six months ended July 2, 2017, compared to term debt repayments of $0.5 million for the six months ended July 3, 2016. The Company made principal payments for capital leases of $0.3 million for the six months ended July 2, 2017 and July 3, 2016. There were also proceeds of $0.5 million in the second quarter of 2016 in a sales leaseback transaction that did not occur in 2017.

Net cash used in investing activities during the six months ended July 2, 2017 and July 3, 2016 was $0.9 million and $1.0 million, respectively, primarily consisting of additions of property, plant and equipment.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the six months ended July 2, 2017 was 4.6%. Subject to the Twelfth Amendment, advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.5)

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

During the three months ended July 2, 2017, the Company recorded an additional provision for bad debt expense of $0.8 million related to one customer which experienced financial issues. This additional provision pertains to one customer, and while the Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at June 30, 2017.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. As at July 2, 2017, the Company’s liquidity is comprised of $4,107 in cash on hand and $4,136 of funds available to borrow under the PNC Revolving Credit facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30 million is sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at July 2, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

The Company has experienced a significant reduction in revenues in 2016 and in the first six months of 2017, which has negatively impacted our cash flows from operations and liquidity and may continue to impact our cash flows from its operations and liquidity during future periods.

The Company has experienced significant reductions in revenue in 2016 and the first six months of 2017 when compared to prior periods that has impacted its cash flows from operations. The Company incurred a net loss in 2016 of $0.2 million and a net loss in the first six months of 2017 of $6.4 million. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations, which competitive pressures may persist during future periods. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations. See the discussion under Note 2 “Assessment of Liquidity and Management’s Plans” in Item 1 of Part 1 of this report for additional information and discussion regarding this decline in the Company’s revenue and resulting negative impact on our cash flows from operations and liquidity. Additional declines in the Company’s revenues during future periods resulting from this challenging business environment may continue to negatively impact the Company’s ability to generate cash flows from operations and to satisfy its liquidity needs.

During the second quarter of 2017, the Company included within selling, general and administrative expenses an additional provision for bad debt expenses of $0.8 million that predominately relates to amounts owed by one customer, which management does not believe are collectible. In addition, during the first six months of 2017, the Company increased the provision for inventory obsolescence by approximately $0.5 million due primarily to an identified collection risk related to aged inventory for a small number of customers. The incurrence by the Company of additional bad debt expenses or the need to increase the provision of inventory obsolescence during future periods could negatively impact our cash flows from operations and liquidity.

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to evaluate for impairment periodically and when events or changes in circumstances indicate that the carrying value of property, plant and equipment may not be recoverable. In the second quarter of 2017, the Company identified a triggering event related to property, plant and equipment in its U.S. segment asset group and recorded an impairment loss related to the U.S. segment of $1.0 million. In addition, during the quarter ended July 2, 2017, the Company recorded an impairment loss of 0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the quarter. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2017.

Item 5 Other Information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

	By:	/s/ Edward Smith
	Name:	Edward Smith
	Title:	President and Chief Executive Officer

	By:	/s/ Roger Dunfield
	Name:	Roger Dunfield
	Title:	Chief Financial Officer (Principal
Accounting Officer)

Date: August 3, 2017

EXHIBIT INDEX

31.1	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

31.2	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

32.1	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

32.2	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 3, 2017.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*Filed herewith