Form 10-Q
period 2017-10-01
SMTC CORP
filed 2017-11-02
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2017, SMTC Corporation had 16,825,197 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	31

PART II OTHER INFORMATION		32

Item 1A	Risk factors	32

Item 6	Exhibits	32

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	October 1, 2017	January 1, 2017
Assets
Current assets:
Cash	$2,935	$8,503
Accounts receivable — net (note 4)	23,165	22,624
Inventories (note 4)	21,217	20,674
Prepaid expenses and other assets	1,689	2,453
Derivative assets (note 10)	182	—
Income taxes receivable	17	17
Total current assets:	49,205	54,271
Property, plant and equipment — net (note 4)	10,962	14,437
Deferred income taxes — net	469	226
Deferred financing costs — net	102	70
Total assets:	$60,738	$69,004

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$5,909	$2,731
Accounts payable	20,344	23,078
Accrued liabilities (note 4)	5,814	4,604
Derivative liabilities (note 10)	—	1,256
Income taxes payable	46	190
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	171	389
Total current liabilities:	34,284	34,248
Long-term debt (note 5)	6,500	8,000
Capital lease obligations	135	269

Shareholders’ equity:
Capital stock (note 6)	394	391
Additional paid-in capital	265,198	264,928
Deficit	(245,773)	(238,832)
Total shareholder’s equity	19,819	26,487
Total liabilities and shareholder’s equity	$60,738	$69,004

Commitments (note 12)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue	$34,417	$42,683	$100,590	$128,218
Cost of sales (note 10)	31,443	39,049	92,639	116,615
Gross profit	2,974	3,634	7,951	11,603

Selling, general and administrative expenses	2,952	3,493	10,824	10,406
Impairment of property, plant and equipment (note 4)	—	—	1,601	—
Gain on disposal of property, plant and equipment	(60)	(20)	(60)	(25)
Restructuring charges (note 11)	326	—	1,677	176
Operating earnings (loss)	(244)	161	(6,091)	1,046
Interest expense (note 4)	229	164	625	598
Earnings (loss) before income taxes	(473)	(3)	(6,716)	448
Income tax expense (recovery) (note 7):
Current	173	97	468	200
Deferred	(95)	(81)	(243)	(96)
	78	16	225	104
Net earnings (loss) and comprehensive income (loss)	$(551)	$(19)	$(6,941)	$344

Earnings (loss) per share of common stock:
Basic	$(0.03)	$(0.00)	$(0.41)	$0.02
Diluted	$(0.03)	$(0.00)	$(0.41)	$0.02
Weighted average number of shares outstanding (note 8):
Basic	16,824,538	16,510,180	16,764,257	16,502,081
Diluted	16,824,538	16,510,180	16,764,257	17,550,155

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars, except number of shares)

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total shareholders’ equity
Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
RSU vested and issued in common shares	315,017	3	(3)	—	—
Stock-based compensation	—	—	273	—	273
Net loss	—	—	—	(6,941)	(6,941)
Balance, October 1, 2017	16,825,197	$394	$265,198	$(245,773)	$19,819

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	October 1, 2017	October 2, 2016
Cash provided by (used in):
Operations:
Net earnings (loss)	$(6,941)	$344
Items not involving cash:
Depreciation	2,789	3,066
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,438)	(995)
Impairment of property, plant and equipment	1,601	—
Gain on sale of property, plant and equipment	(60)	(25)
Deferred income taxes	(243)	(96)
Amortization of deferred financing fees	19	26
Stock-based compensation	273	343
Change in non-cash operating working capital:
Accounts receivable	(541)	6,220
Inventories	(543)	2,886
Prepaid expenses and other assets	764	40
Income taxes receivable/payable	(144)	20
Accounts payable	(2,581)	(5,244)
Accrued liabilities	1,179	(742)
Total cash used in operations	(5,866)	5,843

Financing:
Net advance (repayment) of revolving credit facility	3,178	(2,681)
Repayment of long-term debt	(1,500)	(500)
Principal payment of capital lease obligations	(352)	(429)
Proceeds from sales leaseback	—	509
Deferred financing fees	(51)	—
Total cash provided by financing	1,275	(3,101)

Investing:
Change in restricted cash	—	268
Purchase of property, plant and equipment	(1,314)	(1,864)
Proceeds for leasehold improvement	56	—
Proceeds from sale of property, plant and equipment	281	126
Total cash used in investing	(977)	(1,470)

Increase (decrease) in cash	(5,568)	1,272
Cash, beginning of period	8,503	6,099
Cash, end of the period	$2,935	$7,371

Supplemental Information
Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	71	36

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Annual Report on Form 10-K for the fiscal period ended January 1, 2017 (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at January 1, 2017 was derived from the audited annual consolidated financial statements contained in the Company’s Form 10-K, but does not contain all of the footnote disclosures from the annual consolidated financial statements. The results of Operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or the full year.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	Assessment of Liquidity and Management's Plans

As at October 1, 2017, the Company’s liquidity is comprised of $2,935 in cash on hand and $7,106 of funds available to borrow under the Company’s revolving credit facility (“PNC Revolving Credit facility”). The Company funds its operations by regularly utilizing its PNC Facilities (as defined below, refer to Note 5). The Company manages its capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants under the PNC Facilities. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash collected from business operations is immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30,000, of which $7,106 in funds were available to borrow as at October 1, 2017 which was limited by certain borrowing base restrictions under the PNC Facilities.

The Company has experienced significant reductions in revenue throughout fiscal 2016 and the first nine months of 2017 when compared to prior periods, which significantly impacts its operating cash flows. The Company incurred a net loss of $344 for the year ended January 1, 2017 and a net loss in the first nine months of 2017 of $6,941. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations. The decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations.

Given the Company’s results of operations in this challenging business environment, in accordance with ASC 205-40 management is required to consider whether these conditions give rise to substantial doubt about the Company’s ability to meet its obligations within one year from the financial statement issuance date, and if so, whether management’s plans to negate these conditions will alleviate this substantial doubt.

In order to address the Company’s liquidity, on May 15, 2017, the Board of Directors of the Company approved a corporate restructuring plan (the “Restructuring Plan”) for its manufacturing facilities and corporate level operations, which included the closure of the Suzhou, China facility (“Suzhou Facility”) and a reduction in its labor force. The Restructuring Plan has delivered cost savings during the quarter and is expected to deliver annualized cost savings during the remainder of 2017 and thereafter. The Restructuring Plan, including the wind down and closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially completed at the end of the third quarter of 2017.

Also, effective May 15, 2017, the Company entered into the Twelfth Amendment to the PNC Facilities, which amended its financial covenant requirement for the quarter ended April 2, 2017 and adjusted these financial covenant requirements and conditions for future periods as well (refer to note 5). The Company is in compliance with the financial covenants included in the PNC Facilities as at October 1, 2017. The Company anticipates that it will continue to be in compliance with the amended financial covenants in the PNC Facilities.

 In accordance with Accounting Standards Codification 205-40, the Company believes that the actions described above are probable of mitigating substantial doubt about the Company’s ability to meet its obligations within one year from the financial statement issuance date. Management believes that the revised 2017 forecast and budget, specifically as it relates to cost reduction initiatives, liquidity and working capital management has been effectively implemented and that, when combined with the Twelfth Amendment to its PNC Facilities and the Restructuring Plan, it is probable that these actions will mitigate any substantial doubt and satisfy our estimated liquidity needs, for at least but not limited to, the next twelve months from the issuance date of these financial statements.

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

In November 2015, the FASB published ASU 2015-17: Income Taxes (Topic 740). The amendment requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2015-17 resulted in the presentation of the Company’s deferred tax assets as non-current. The deferred tax assets reported in the prior periods have been reclassified to conform to the current presentation.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. Management is currently evaluating the impact of the new standard, analyzing and performing a diagnostic on the various revenue streams within our manufacturing services. We are considering the potential impact on the timing of revenue recognition related to certain finished good materials that are shipped to a third party hub location and we are considering the presentation of revenue recognized in relation to part sales. We anticipate a modified retrospective adoption effective January 1, 2018.

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

In August 2016, the FASB published ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to impact the consolidated financial statements.

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

Consolidated Balance Sheets

Accounts receivable – net:

	October 1, 2017	January 1, 2017
Trade accounts receivable	$23,866	$22,284
Other receivables	284	511
Allowance for doubtful accounts (a)	(985)	(171)
Accounts receivable—net	$23,165	$22,624

(a)

The increase in the allowance for doubtful accounts from January 1, 2017 to October 1, 2017 predominantly related to one customer for which management has concluded a provision was required for the outstanding accounts receivable due to the deterioration of the credit risk associated with one customer.

Inventories:

	October 1, 2017	January 1, 2017
Raw materials (a)	$15,948	$14,863
Work in process	2,614	1,557
Finished goods	2,139	3,678
Parts	516	576
Inventories	$21,217	$20,674

(a)

Raw materials are recorded net of a provision for obsolescence as at October 1, 2017 and January 1, 2017 of $827 and $442 respectively. The increase in the provision for obsolescence was due primarily to an identified collection risk related to aged inventory for a small number of customers.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	October 1, 2017	January 1, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a) (b) (c)	30,308	31,615
Office furniture and equipment	532	556
Computer hardware and software	3,118	3,544
Leasehold improvements	2,127	2,129
	47,585	49,344
Less accumulated depreciation:
Land	—	—
Buildings	(8,508)	(8,174)
Machinery and equipment (a) (b) (c)	(24,160)	(22,460)
Office furniture and equipment	(405)	(438)
Computer hardware and software	(2,516)	(2,842)
Leasehold improvements	(1,034)	(993)
	(36,623)	(34,907)
Property, plant and equipment—net	$10,962	$14,437

(a)

Included within machinery and equipment were assets under capital leases with costs of $533 and $2,193 and associated accumulated depreciation of $207 and $673 as of October 1, 2017 and January 1, 2017, respectively. The related depreciation expense for the three months ended October 1, 2017 and October 2, 2016 was $15 and $78, respectively. The related depreciation expense for the nine months ended October 1, 2017 and October 2, 2016 was $148 and $233, respectively. An impairment charge of $97 was allocated to machinery and equipment under capital lease for the nine months ended October 1, 2017. During the three months ended October 1, 2017, no machinery and equipment under capital lease was purchased and transferred to machinery and equipment owned.

(b)

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. In 2017, the Company identified that operating results for its U.S. segment asset group did not meet its forecasted results, which was considered a triggering event related to its U.S. segment asset group. The Company estimated undiscounted cash flows and determined the carrying amounts was exceeded by the recoverable amount, and therefore performed a discounted cash flow analysis. The difference between the discounted cash flows and the carrying amount resulted in an impairment loss of $1,025 which was recorded in 2017. The net carrying amount of the U.S. asset group is $1,255. The estimate of discounted cash flows is sensitive to certain key assumptions, for instance, if our revenue projections are lower by 1%, the impairment would increase by $110. If there was a 1% increase in the weighted average cost of capital, the impairment would increase by $37. The Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted this from the carrying amount of the segment asset group. No triggering events were noted related to the U.S. segment for the three months ended October 1, 2017, and no additional impairment charge has been recorded.

In 2017, the Company also identified that operating results for its China segment asset group did not meet forecasted results, which was considered a triggering event related to its China segment asset group. The net carrying amount of the China asset group is $1,510.  The Company estimated undiscounted cash flows and determined a recoverable amount of $1,122 in excess of the net carrying value, therefore no impairment loss has been recorded in the third quarter of 2017. The key assumptions included in these cash flows are projected revenue based on management’s revised forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 1%, the recoverable amount in excess of the carrying amount would be reduced to $641. As such, the Company continues to monitor for impairment triggers each quarter, which may result in future impairments in this asset group. There were no changes to any of the key assumptions used in evaluating this asset group for impairment during the third quarter of 2017.

(c)

During 2017, the Company removed fully depreciated assets that were no longer in use with a cost and accumulated depreciation value of $870. The China segment impaired assets from machinery and equipment with net book value of $446.The corporate segment also impaired assets with net book value of $130. A total impairment loss was recorded of $576 in 2017.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	October 1, 2017	January 1, 2017
Customer related	$1,808	$898
Payroll	2,540	2,134
Professional services	368	281
Restructuring (note 11)	185	27
Vendor related	396	613
Other	517	651
Accrued liabilities	$5,814	$4,604

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revolving credit facility	$100	$83	$243	$373
Long-term debt	116	52	342	145
Amortization of deferred financing fees	8	9	19	26
Obligations under capital leases	5	20	21	54
Interest expense	$229	$164	$625	$598

5.	Debt

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility and a Long-Term Debt Facility (“PNC Facilities”). The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. The weighted average interest rate increased to 4.8% for the first nine months of 2017 compared to 4.2% for the first nine months of 2016.

As at October 1, 2017, the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $7,106 (January 1, 2017 - $7,377). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $30,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

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

The PNC Long-Term Debt Facility consists of a term loan of $10,000 that matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At October 1, 2017, $5,909 (January 1, 2017 - $2,731) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility. At October 1, 2017, $8,500 (January 1, 2017 – $10,000) was outstanding under the PNC Long-Term Debt Facility.

The PNC Facilities are a joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facilities is collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Revolving Credit and Security Agreement contains certain financial and non-financial covenants.

As defined under the Twelfth Amendment, the Company was required to maintain a minimum EBITDA for the twelve months ended July 2, 2017 and the three months ended October 1, 2017. Subsequent thereafter, the financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the three months ended December 31, 2017, six months ended April 1, 2018, nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021.  The financial covenants also require that the Company limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).

The Company is in compliance with the financial covenants included in the PNC Facilities as of October 1, 2017.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at January 1, 2017	16,510,180	391
Share issuance	315,017	3
Balance at October 1, 2017	16,825,197	394

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. The Company granted 1,343,716 stock options during the nine month period ended October 1, 2017. A summary of stock option activity for the nine month period ended October 1, 2017 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	616,766	$1.82	8	5.6

Options granted	1,343,716	$1.24
Expired	(111,282)	1.84
Forfeited	(40,721)	1.80
Outstanding at October 1, 2017	1,808,479	$1.39	$97	8.7
Exercisable at October 1, 2017	333,798	$1.92	$—	4.2

During the nine month period ended October 1, 2017, 1,343,716 stock options were granted to the executive officers of the Company. The stock options have an exercise price per share equal to the Company per share closing price on the grant date, and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 for a 90 day period. If the share price does not meet the average closing share prices specified, the stock options will not vest. In the event of a Change in Control Event (as defined in the respective employment agreement), the options shall immediately expire to the extent they remain unvested; provided, however, the Company’s board of directors may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with shareholders, the options may not be exercised, and no option shares may be sold, within 180 days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a ten-year term, and will vest with respect to whole shares only.

A binomial model was utilized to determine the fair value of the stock options issued during the nine months ended October 1, 2017. The following weighted average assumptions were used in calculating the estimated fair value of the stock options issued during the quarter with performance conditions used to compute stock-based compensation expense:

Nine months ended October 1, 2017
Binomial Model weighted-average assumptions

Expected dividend yield	0.0%
Expected volatility	42.7%
Expected forfeiture	30.0%
Risk-free interest rate	1.02%
Expected option life in years	5.0

Weighted-average stock option fair value per option granted	$0.29

Stock-based compensation recognized during the three month period ended October 1, 2017 and October 2, 2016 related to the stock options was $22 and $20, respectively. During the nine month period ended October 1, 2017 and October 2, 2016, the Company recorded stock-based compensation expense and a corresponding increase in additional paid-in capital of $45 and $62, respectively.

Restricted Stock Units

For more detailed information regarding the Company’s restricted stock units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended January 1, 2017. Each RSU entitles the holder to one share of the Company’s common stock. The Company issued 111,200 RSU’s during the nine months ended October 1, 2017. A summary of the RSU activity for the nine month period ended October 1, 2017 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at January 1, 2017	1,090,126	$1.22	1.01
RSU’s granted	111,200	$1.39
RSU’s vested and issued in shares	(315,017)	1.80
RSU’s forfeited	(261,606)	0.89
Outstanding balance at October 1, 2017	624,703	$1.06	0.91

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended October 1, 2017 and October 2, 2016 related to the restricted stock units was $55 and $99, respectively. Stock based compensation recognized during the nine month period ended October 1, 2017 and October 2, 2016 related to the restricted stock units was $228 and $281, respectively.

7.	Income taxes

During the three months period ended October 1, 2017 and October 2, 2016, the Company recorded current income tax expenses of $173 and $97, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. The increased minimum taxes was due to increased taxable income related to the Mexican operations. For the three months period ended October 1, 2017 and October 2, 2016, deferred tax recovery of $95 and $81, respectively was recorded on temporary differences related to the Mexican operations. During the nine months period ended October 1, 2017 and October 2, 2016, the Company recorded current income tax expense of $468 and $200, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the nine months period ended October 1, 2017 and October 2, 2016 deferred tax recoveries of $243 and $96, respectively was recorded on temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic weighted average shares outstanding	16,824,538	16,510,180	16,764,257	16,502,081
Dilutive stock awards (1) (a) (b)	—	—	—	1,048,074
Diluted weighted average shares outstanding	16,824,538	16,510,180	16,764,257	17,550,155

(1)	Dilutive stock awards include outstanding RSU’s and in-the money stock options determined using the treasury stock method

(a)

Dilutive options were determined using the treasury stock method, using an average price of $1.27 per share for three months ended October 1, 2017. As a result of the net loss for the three months ended October 1, 2017, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three months ended October 1, 2017, dilutive stock awards would have been calculated as 663,400 shares. For the nine months ended October 1, 2017, dilutive options were determined using the treasury stock method, using an average price of $1.31 per share. Total dilutive stock awards were calculated as 696,177 shares.

(b)

Dilutive options were determined using the treasury stock method, using an average price of $1.52 per share for three months ended October 2, 2016. As a result of the net loss for the three months ended October 2, 2016, diluted earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the three months ended October 2, 2016, dilutive stock awards would have been calculated as 1,046,730 shares. For the nine months ended October 2, 2016, dilutive options were determined using the treasury stock method, using an average price of $1.47 per share. Total dilutive stock awards were calculated as 1,048,074 shares.

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

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues
Mexico	$23,907	$24,857	$70,394	$77,321
China	6,934	15,134	23,031	41,891
U.S.	6,319	5,009	15,229	15,689
Total	$37,160	$45,000	$108,654	$134,901

Intersegment revenue
Mexico	$—	$(141)	$(12)	$(396)
China	(2,640)	(2,108)	(7,810)	(5,952)
U.S.	(103)	(68)	(242)	(335)
Total	$(2,743)	$(2,317)	$(8,064)	$(6,683)

Net external revenue
Mexico	$23,907	$24,716	$70,382	$76,925
China	4,294	13,026	15,221	35,939
U.S.	6,216	4,941	14,987	15,354
Total segment revenue (which also equals consolidated revenue)	$34,417	$42,683	$100,590	$128,218

Site Contribution
Mexico	$2,346	$1,642	$5,031	$6,513
China	146	1,643	(1,028)	2,808
U.S.	(55)	(331)	(2,169)	(771)
Total	$2,437	$2,954	$1,834	$8,550

Corporate allocations	2,237	2,789	7,686	8,323
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	118	4	(1,438)	(995)
Interest	229	164	625	598
Restructuring charges	326	—	1,677	176
Earnings (loss) before income taxes	$(473)	$(3)	$(6,716)	$448

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Mexico	$220	$256	$400	$590
China	59	95	134	575
U.S.	171	12	480	303
Segment total	450	363	1,014	1,468
Corporate and other	—	14	124	185
Total	$450	$377	$1,138	$1,653

Property, plant and equipment (a)

	October 1, 2017	January 1, 2017
Mexico	$7,988	$8,858
China	1,510	3,046
U.S.	1,254	2,314
Corporate and other	210	219
Segment assets	$10,962	$14,437

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
U.S.	$27,044	$29,470	$77,219	$83,848
Canada	4,390	9,132	14,894	32,832
Europe	—	592	—	1,497
China	1,488	1,751	3,844	4,403
Africa	1,495	1,738	4,633	5,638
Total	$34,417	$42,683	$100,590	$128,218

Significant customers and concentration of credit risk:

Sales of the Company’s products are concentrated in certain cases among specific customers in the same industry. The Company is subject to concentrations of credit risk in trade receivables. The Company considers concentrations of credit risk in establishing the allowance for doubtful accounts and believes the recorded allowances are adequate. The increase in the allowance for doubtful accounts from January 1, 2017 to October 1, 2017 predominantly related to one customer for which management has concluded a provision was required for the outstanding accounts receivable due to the deterioration of the credit risk associated with one customer.

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

During the three months ended October 1, 2017, two customers exceeded 10% of total revenues representing 14.0% and 12.8% respectively (October 2, 2016 – two customers represented 15.6% and 10.2%, respectively) of total revenue for the three months ended October 1, 2017. During the nine months ended October 1, 2017, two customers individually comprised 12.3% and 11.5% (October 2, 2016 – two customers individually comprised 15.8% and 15.4%) of total revenue.

As of October 1, 2017, one customer exceeded 10% of the Company’s accounts receivable representing 15.3% of total accounts receivable, (January 1, 2017, one customer represented 11.8% of the Company’s accounts receivable).

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows for the three remaining months of fiscal 2017 and a portion of the first nine months of fiscal 2018. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at October 1, 2017:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	CAD 3,020	$2,323
Mexican Peso	Buy	MXN 154,000	$8,171

The unrealized loss recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on October 1, 2017 was $118 (October 2, 2016 – unrealized loss $4), and the unrealized gain for the nine month period ended October 1, 2017 was $1,438 (October 2, 2016 – unrealized gain $995), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized gain on the settled contracts for the three months period ended October 1, 2017 was $271 (October 2, 2016 – realized loss $619), and the realized loss for the nine month period ended October 1, 2017 was $179 (October 2, 2016 – realized loss $2,197), which is included in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	October 1, 2017	January 1, 2017
Average USD:CAD contract rate	1.30	1.34
Average USD:CAD mark-to-market rate	1.25	1.34
Average USD:PESO contract rate	18.85	18.47
Average USD:PESO mark-to-market rate	18.66	21.20

The derivative asset as at October 1, 2017 was $182 ($Nil as at January 1, 2017) and derivative liability as at October 1, 2017 was Nil ($1,256 as at January 1, 2017) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. The total aggregate translated foreign exchange gain of $67 was recognized for the three months ended October 1, 2017 (October 2, 2016 – gain of $99). The total aggregate translated foreign exchange loss of $13 was recognized for the nine months ended October 1, 2017 (October 2, 2016 – gain of $203).

11.	Restructuring charges

During the nine months ended October 1, 2017, in accordance with the Restructuring Plan communicated on May 15, 2017, restructuring charges of $1.6 million were incurred related to 49 full-time equivalents (“FTEs”) in Mexico, 105 FTEs in China, 22 FTEs in the U.S., and 12 FTEs in Canada. Additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. During the three months ended October 1, 2017, additional charges of $0.3 million were incurred related to this restructuring plan, with a restructuring accrual balance of $0.2 million. It is expected that the restructuring accrual will be paid by the fourth quarter of 2017.

Severance

Balance as at January 1, 2017	$27
Charges	1,677
Payments	(1,519)

Balance as at October 1, 2017	$185

12.	Commitments

Purchase obligations not recorded on the consolidated balance sheet as at October 1, 2017 consist of open non-cancellable purchase orders for raw materials for $12,834 (October 2, 2016 - $15,753), which are expected to be received within 12 months of the purchase order issue date.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 9, 2017. This quarterly report and other communications made by us contain forward –looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this quarterly report regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 9, 2017, as updated by Item 1A in Part II of this quarterly report. Statements using words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language are considered forward looking statements under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we undertake no intention or obligation to update these forward-looking statements after the date of this quarterly report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

SMTC Corporation is a mid-tier provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, systems integration and comprehensive testing services. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,093 employees of which 1,040 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end-of-life phases. SMTC offers fully integrated contract manufacturing services with a distinctive approach to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended October 1, 2017 compared with the quarter ended October 2, 2016:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended October 1, 2017		Three months ended October 2, 2016		Change 2016 to 2017
	$	%	$	%	$	%
Revenue	34.4	100.0	42.7	100.0	(8.3)	(19.4)
Cost of sales	31.4	91.3	39.1	91.6	(7.7)	(19.7)
Gross profit	3.0	8.7	3.6	8.4	(0.6)	(16.7)
Selling, general and administrative expense	3.0	8.7	3.5	8.2	(0.5)	(14.3)
Gain on sale of property, plant and equipment	(0.1)	(0.3)	—	—	(0.1)	—
Restructuring charges	0.3	0.9	—	—	0.3	—
Operating earnings (loss)	(0.2)	(0.6)	0.1	0.2	(0.3)	(300.0)
Interest expense	0.2	0.6	0.1	0.5	0.0
Loss before income taxes	(0.4)	(1.2)	(0.0)	0.0	(0.3)	(300.0)
Income tax expense	0.1	0.3	0.0	0.0	0.1	100.0
Net loss	(0.5)	(1.5)	(0.0)	0.0)	(0.4)	(400.0)

Revenue

Industry Sector	Three months ended October 1, 2017		Three months ended October 2, 2016		Change
	$	%	$	%	$	%
Industrial	16.4	47.7	15.9	37.2	0.5	3.1
Networking and Communications	11.9	34.6	16.1	37.7	(4.2)	(26.1)
Power and Energy	2.8	8.1	2.5	6.0	0.3	12.0
Medical	3.3	9.6	8.2	19.2	(4.9)	(59.8)
Total	34.4	100.0	42.7	100.0	(8.3)	(19.4)

Revenue decreased by $8.3 million from $42.7 million for the third quarter of 2016 to $34.4 million for the third quarter of 2017. The decrease was primarily the result of reduced volumes of $6.3 million due to two customers in the networking and communications sector. One of these customers was previously serviced out of the Mexico facility whereby the product reached end of life and the other customer serviced out of the China facility transferred a portion of its business to other contract manufacturers. One medical customer serviced out of China had slower end customer demand which resulted in a reduction quarter over quarter of $4.3 million. One long standing industrial customer serviced out of Mexico had slower end customer demand which resulted in a reduction quarter over quarter of $2.2 million. This was offset by an increase in revenue from another industrial customer serviced out of the Mexico facility, which represented an increase in revenue quarter over quarter of $1.9 million. A networking and communications customer in Mexico increased quarter over quarter by $1.2 million. And, there was also an increase in revenue related to one new customer in the power and energy sector serviced out of Mexico resulting in a quarter over quarter increase of $1.2 million in revenue. The Company also had new embedded business customer revenue serviced out of the U.S. facility in the quarter, which was not earned in previous quarters.

During the third quarter of 2017 and 2016, the Company recorded approximately $0.7 million and $2.8 million, respectively, of sales of raw materials inventory to customers, which carried limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 74.1% of revenue during the third quarter of 2017, compared with 78.4% in the third quarter of 2016. Revenue from the two largest customers during the third quarter of 2017 were $4.8 million and $4.4 million representing 14.0% and 12.8% respectively. This compares with revenues from the largest customers during the third quarter of 2016 which were $6.6 million and $4.4 million representing 15.6% and 10.2% respectively. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2017, 69.5% of our revenue was attributable to production from our operations in Mexico, 12.5% in China and 18.0% in the U.S. During the third quarter of 2016, 57.9% of our revenue was attributable to production from our operations in Mexico, 30.5% in China and 11.6% in the U.S.

Gross Profit

Gross profit for the third quarter of 2017 decreased by $0.6 million to $3.0 million or 8.6% of revenue compared with $3.6 million or 8.5% of revenue for the same period in 2016. When removing the impact of the unrealized foreign exchange loss on unsettled forward contracts the adjusted gross profit percentage in the third quarter of 2017 was 9.0% compared to 8.5% in the same period of prior year. The decrease in gross profit was due to the decrease in revenue compared to the same period in prior year. The increase in gross profit percentage was due to improved margins based on product mix in addition to reduced manufacturing expenses.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain (loss) on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit (in thousands):

	Three months ended October 1, 2017	Three months ended October 2, 2016
Gross profit	$2,974	$3,634
Add:

Unrealized foreign exchange loss on unsettled forward exchange contracts	118	4
Adjusted gross profit	$3,092	$3,638
Adjusted gross profit percentage	9.0%	8.5%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the third quarter of 2017 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.3 million. Included in cost of sales for the third quarter of 2016 was a nominal unrealized loss recognized as a result of revaluing the instruments to fair value of less than $0.01 million, and a realized loss of $0.6 million.

	October 1, 2017	October 2, 2016
Average USD:CAD contract rate	1.30	1.33
Average USD:CAD mark-to-market rate	1.25	1.31
Average USD:PESO contract rate	18.85	17.66
Average USD:PESO mark-to-market rate	18.66	19.74

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings (loss) to EBITDA and adjusted EBITDA, both of which are non-GAAP measures (in thousands).

	Three months ended October 1, 2017	Three months ended October 2, 2016
Net loss	$(551)	$(19)
Add:

Depreciation	839	1,045
Interest	229	164
Taxes	78	16
EBITDA	$595	$1,206

Add:

Stock based compensation	77	119
Restructuring	326	—
Unrealized foreign exchange loss on unsettled forward exchange contracts	118	4
Adjusted EBITDA	$1,116	$1,329

Adjusted EBITDA decreased to $1.1 million in the third quarter of 2017 from $1.3 million for the same period in the prior year mainly due to lower revenue and gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.5 million during the third quarter of 2017 to $3.0 million compared to $3.5 million in the third quarter of 2016. The reduced selling, general and administrative expenses was primarily the result of the 2017 restructuring plan, which resulted in corporate and site administrative labor reductions.

Restructuring Expense

During the three months ended October 1, 2017, the Company recorded $0.3 million in restructuring charges made up predominantly of severance charges and additional charges related to the closure of the Suzhou Facility in accordance with the restructuring plan as announced on May 15, 2017. The closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially completed by the end of the third quarter 2017.

Interest Expense

Interest expense was $0.2 million in the third quarter of 2017 and 2016. The average debt balance was reduced in the third quarter 2017 compared to the same period in 2016, however it was offset by the increased weighted average interest rates in the three months ended October 1, 2017 compared to the same period in the prior year. The weighted average interest rates with respect to the debt were 5.3% and 4.1% for the third quarters of 2017 and 2016, respectively.

Income Tax Expense

The Company recorded income tax expense of $0.1 million in the third quarter of 2017 and $0.02 million in the third quarter of 2016, due to minimum taxes and taxes on profits in certain jurisdictions. For the third quarters of 2017 and 2016 a deferred income tax recovery of $0.1 million was recorded on temporary differences related to the Mexican operations.

Nine months ended October 1, 2017 compared with nine months ended October 2, 2016:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended October 1, 2017		Nine months ended October 2, 2016		Change 2016 to 2017
	$	%	$	%	$	%
Revenue	100.6	100.0	128.2	100.0	(27.6)	(21.5)
Cost of sales	92.6	92.0	116.6	91.0	(24.0)	(20.6)

Gross profit	8.0	8.0	11.6	9.0	(3.6)	(31.0)
Selling, general and administrative expenses	10.8	10.7	10.4	8.1	0.4	3.8
Impairment of property, plant and equipment	1.6	1.6	—	—	1.6	—
Gain on sale of property, plant and equipment	(0.1)	(0.1)	—	—	(0.1)	—
Restructuring charges	1.7	1.7	0.2	0.2	1.5	750.0
Operating earnings (loss)	(6.1)	(6.1)	1.0	0.8	(7.1)	(710.0)
Interest expense	0.6	0.6	0.6	0.5	—	—
Earnings (loss) before income taxes	(6.7)	(6.7)	0.4	0.3	(7.1)	—
Income tax expense	0.2	0.2	0.1	0.1	0.1	100.0
Net earnings (loss)	(6.9)	(6.9)	0.3	0.2	(7.2)	—

Revenue

Industry Sector	Nine months ended October 1, 2017		Nine months ended October 2, 2016		Change
	$	%	$	%	$	%
Industrial	47.8	47.5	51.7	40.3	(3.9)	(7.5)
Networking and Communications	32.4	32.2	53.2	41.5	(20.8)	(39.1)
Power and Energy	7.5	7.5	7.0	5.5	0.5	7.1
Medical	12.9	12.8	16.3	12.7	(3.4)	(20.9)
Total	100.6	100.0	128.2	100.0	(27.6)	(21.5)

Revenue decreased by $27.6 million, or 21.5%, from $128.2 million for the nine months period ended 2016 to $100.6 million for the nine months period ended 2017. The decrease was primarily the result of reduced volumes of $23.8 million due to two customers in the networking and communications sector. One of these customers was previously serviced out of the Mexico facility which reached end of life and the other customer serviced out of the China facility transferred a portion of its business to other contract manufacturers. One long standing industrial customer serviced out of the Mexico facility had slower end customer demand which resulted in a reduction of $7.8 million. Reductions in revenue were partially offset by volume increases with existing customers and new customer revenue, of which one customer in the power and energy sector serviced in the Mexico facility represented an increase in revenue of $2.5 million compared to the same period in the prior year. The Company also had new embedded business customer revenue serviced out of the U.S. facility in the nine months period ended 2017, which was not earned in previous quarters.

During the nine month period ended 2017, the Company recorded approximately $1.9 million of sales of raw materials inventory to customers, which carried limited margin, compared with $5.2 million for the same period in 2016. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 74.8% of revenue from continuing operations for the nine months period ended 2017, compared with 78.6% for the same period in 2016. Revenue from the two largest customers during the nine months period ended 2017 was $12.4 million and $11.6 million, representing 12.3% and 11.5%, respectively of total revenue for the nine months period ended 2017. Revenue from the two largest customers during the nine months period ended 2016 was $20.2 million and $19.8 million, representing 15.8% and 15.4%, respectively of total revenue for the nine months period ended 2016. No other customers represented more than 10% of revenue in either period.

During the nine months period ended 2017, 70.0% of our revenue was attributable to production from our operations in Mexico, 15.1% in China and 14.9% in the US. During the nine months period ended 2016, 60.0% of our revenue was attributable to production from our operations in Mexico, 28.0% in China and 12.0% in the US.

Gross Profit

Gross profit for the nine months period ended 2017 decreased by $3.6 million to $8.0 million or 7.9% of revenue compared with 9.0% of revenue for the same period in 2016. However, when removing the effects of unrealized foreign exchange gains on unsettled forward exchange contracts, the adjusted gross profit is 6.5% and 8.3% for the nine months period ended 2017 and 2016, respectively. For the nine months period ended 2017, the reduction in gross margin is due to reduced revenue and the resulting impact to cover fixed costs and product mix compared to the same period in prior year. In addition, during the second quarter of 2017, there was an additional inventory provision for excess and obsolete materials of $0.5 million, which reduced gross margin.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company presents this adjusted gross profit amount as we evaluate gross margins internally excluding the unrealized foreign exchange gain on unsettled forward exchange contracts as this is not a relevant financial indicator to evaluate the Company’s operating performance. Below is the reconciliation from the U.S. GAAP measure of gross profit to adjusted gross profit (in thousands):

	Nine months ended October 1, 2017	Nine months ended October 2, 2016
Gross profit	$7,951	$11,603
Add (deduct):

Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,438)	(995)
Adjusted gross profit	$6,513	$10,608

Adjusted gross profit percentage	6.5%	8.3%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive income (loss). Included in cost of sales for the nine months period ended 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.4 million, and a realized loss of $0.2 million. Included in cost of sales for the nine months period ended 2016 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.0 million, and a realized loss of $2.2 million.

	October 1, 2017	October 2, 2016
Average USD:CAD contract rate	1.30	1.33
Average USD:CAD mark-to-market rate	1.25	1.31
Average USD:PESO contract rate	18.85	17.66
Average USD:PESO mark-to-market rate	18.66	19.74

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Nine months ended October 1, 2017	Nine months ended October 2, 2016
Net earnings (loss)	$(6,941)	$344
Add:

Depreciation	2,789	3,066
Interest	625	598
Taxes	225	104
EBITDA (loss)	$(3,302)	$4,112

Add (deduct):

Restructuring	1,677	176
Stock based compensation	273	343
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,438)	(995)
Adjusted EBITDA (loss)	$(2,790)	$3,636

Adjusted EBITDA reduced to a loss of $(2.8) million in the nine month period ended 2017 from $3.6 million for the same period in the prior year due to lower revenue and gross profit. In addition, there were charges incurred in the second quarter of 2017 for an impairment of property, plant and equipment of $1.6 million. Included in selling, general and administrative expenses was an additional provision for bad debt expense of $0.8 million incurred during the second quarter of 2017 related to amounts that management does not believe are collectible.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million for the nine months period ended 2017 to $10.8 million compared to $10.4 million for the same period in the prior year. The increase relates primarily to an additional provision for bad debt expense of $0.8 million incurred during the second quarter of 2017 related to one customer which has experienced financial issues which management does not believe are collectible. Professional services, including audit and legal fees increased for the nine month period ended 2017 compared to the same period in the prior year. In addition the Company incurred move related costs that were not incurred in the same period last year as the corporate head office was relocated during the second quarter of 2017. These increases were partially offset by corporate headcount reductions as a result of the 2017 Restructuring Plan.

Impairment of Property, Plant and Equipment

An impairment loss of $1.0 million was recorded for the nine months period ended 2017 related to the U.S. segment asset group. Indicators of impairment continued to be triggered with the U.S. segment during 2017, specifically due to continued site operating losses. As a result the Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted $1.0 million from the carrying amount of the segment asset group. No indicators of impairment were noted for the three months ended October 1, 2017.

During the nine months period ended 2017, the Company recorded an impairment loss of $0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the quarter.

Restructuring Charges

During the nine months ended October 1, 2017, the Company recorded $1.6 million in restructuring charges made up predominantly of severance charges and charges in relation to the closure of the Suzhou Facility in accordance with the restructuring plan announced on May 15, 2017. Restructuring charges were incurred related to 49 full-time equivalents (“FTEs”) in Mexico, 105 FTEs in China, 22 FTEs in the U.S., and 12 FTEs in Canada. The closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially complete in the third quarter of 2017.

Interest Expense

Interest expense was $0.6 million for the nine months period ended 2017 and 2016. The average debt balance was reduced in the nine months ended October 1, 2017 compared to the same period in 2016, however was offset by the increased weighted average interest rates in the nine months ended October 1, 2017 compared to the same period in the prior year. The weighted average interest rate increased to 4.8% for the nine months period ended 2017 compared to 4.2% for the nine months period ended 2016.

Income Tax Expense

During the nine month period ended 2017, the Company recorded current income tax charges of $0.5 million for taxes on profits in foreign jurisdictions. During the nine month period ended 2016, the Company recorded current income tax charges of $0.3 million for taxes on profits in foreign jurisdictions offset by tax recoveries of less than $0.1 million in the U.S. For the nine months ended October 1, 2017 deferred income tax recovery of $0.2 million was recorded on temporary differences related to the Mexican operations. For the nine months ended October 2, 2016 deferred income tax recovery of less than $0.1 million was recorded on temporary differences related to the Mexican operations.

Liquidity

As at October 1, 2017, the Company’s liquidity is comprised of $2,935 in cash on hand and $7,106 of funds available to borrow under the PNC Revolving Credit Facility. The Company funds its operations by regularly utilizing its PNC Revolving Credit Facility.

Net cash used in operating activities for the nine months period ended October 1, 2017 was $5.9 million compared to $5.8 million provided for the nine months period ended October 2, 2016 primarily driven by a net loss from operations, in part due to cash severance charges as a result of the Restructuring Plan. In addition it is the result of a reduction in gross margin due to reduced revenues, lower margin product mix and the resulting impact to cover fixed costs compared to the same period in prior year. In addition, accounts receivable had a small number of customers with aged receivables which increased the day sales outstanding, which reduced cash provided from accounts receivable. Cash used from accounts payable decreased due to extended payment terms with some vendors. There was also an increased gain on derivative instruments. Accounts receivable days sales outstanding were 63 and 50 days for the nine months ended October 1, 2017 and October 2, 2016, respectively. The increase was largely due to a small number of customers with aged receivables. Payment plans were established for these customers, one of which has experienced worsening financial health and so a provision was recorded against this customer’s aged receivables. This aged receivable which was provided for remained uncollected as at October 1, 2017, however the other aged receivable balances with overdue balances were collected during the three months ended October 1, 2017. Inventory turnover, on an annualized basis decreased to 5.8 times in the nine months period ended 2017 compared to 6.8 times in the nine months period ended 2016 due to aged inventory with delayed demand from some customers. Accounts payable days outstanding remained at 60 days for the nine months ended October 1, 2017 and October 2, 2016. While payment terms were extended by some of our key suppliers, this was offset by the reduction in inventory balances during the three months ended October 1, 2017 which reduced accounts payable accordingly.

 Net cash provided by financing activities during the nine months period ended 2017 was $1.3 million compared to cash used from financing activities of $3.1 million for the nine months period ended 2016. The cash provided was the result of $3.2 million net advances of revolving debt as at October 1, 2017, compared to $2.7 million net repayments of revolving debt during the same period in 2016. The Company also made term debt repayments of $1.5 million for the nine months ended October 1, 2017, compared to term debt repayments of $0.5 million for the nine months ended October 2, 2016. The Company made principal payments for capital leases of $0.4 million for the nine months ended October 1, 2017 and October 2, 2016. There were also proceeds of $0.5 million in the second quarter of 2016 in a sales leaseback transaction that did not occur in the same period of 2017.

Net cash used in investing activities during the nine months ended October 1, 2017 and October 2, 2016 was $1.0 million and $1.5 million, respectively, primarily consisting of additions of property, plant and equipment.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. See note 5 to our consolidated financial statements in this quarterly report for additional information on our debt.

We believe that cash generated from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the foreseeable future, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Revolving Credit Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bears interest at a floating rates. The weighted average interest rate incurred on the PNC Facilities for the nine months ended October 1, 2017 was 4.8%. Subject to the Twelfth Amendment, advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

The impact of a 10% change in interest rates would not have a significant impact on our reported results of operations.

Foreign Currency Exchange Risk

As a result of operating a global business, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro based component purchases and other various operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings. See note 10 to the interim consolidated financial statements in this quarterly report for additional information on the forward foreign exchange contracts.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.5)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the nine months ended October 1, 2017, the Company recorded an additional provision for bad debt expense of $0.8 million related to one customer which experienced financial issues. This additional provision pertains to one customer, and while the Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at September 30, 2017.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our revolving debt facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. As at October 1, 2017, the Company’s liquidity is comprised of $2,935 in cash on hand and $7,106 of funds available to borrow under the PNC Revolving Credit facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30 million is sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of October 1, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

The Company has experienced a significant reduction in revenues in 2016 and in the first nine months of 2017, which has negatively impacted our cash flows from operations and liquidity and may continue to impact our cash flows from operations and liquidity during future periods.

The Company has experienced significant reductions in revenue in 2016 and the first nine months of 2017 when compared to prior periods that has impacted cash flows from operations. The Company incurred a net loss in 2016 of $0.2 million and a net loss in the first nine months of 2017 of $6.9 million. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations, which competitive pressures may persist during future periods. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations. See the discussion under Note 2 “Assessment of Liquidity and Management’s Plans” in Item 1 of Part 1 of this report for additional information and discussion regarding this decline in the Company’s revenue and resulting negative impact on our cash flows from operations and liquidity. Additional declines in the Company’s revenues during future periods resulting from this challenging business environment may continue to negatively impact the Company’s ability to generate cash flows from operations and to satisfy its liquidity needs.

During 2017, the Company included within selling, general and administrative expenses an additional provision for bad debt expenses of $0.8 million that predominately relates to amounts owed by one customer, which management does not believe are collectible. In addition, during 2017, the Company increased the provision for inventory obsolescence by approximately $0.5 million due primarily to an identified collection risk related to aged inventory for a small number of customers. The incurrence by the Company of additional bad debt expense or the need to increase the provision of inventory obsolescence during future periods could negatively impact our cash flows from operations and liquidity.

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to evaluate for impairment periodically and when events or changes in circumstances indicate that the carrying value of property, plant and equipment may not be recoverable. During 2017, the Company identified a triggering event related to property, plant and equipment in its U.S. segment asset group and recorded an impairment loss related to the U.S. segment of $1.0 million. In addition, during 2017, the Company recorded an impairment loss of 0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the year. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended January 1, 2017.

Item 6 Exhibits

The exhibits listed below in the Exhibit Index are filed or furnished as part of this quarterly report, and are incorporated by reference herein.

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
Financial Officer)

Date: November 2, 2017

Item 6 Exhibits

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*   Filed herewith

** Furnished herewith