Form 10-K
period 2017-12-31
SMTC CORP
filed 2018-03-08
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission File Number 0-31051

SMTC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

98-0197680

(IRS Employer Identification Number)

7050 WOODBINE AVE, Suite 300.

MARKHAM, ONTARIO, CANADA

(Address of Principal Executive Offices)

L3R 4G8

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

 Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $16.3 million on July 2, 2017 (the last day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value of the registrants common stock is based upon the closing price of the common stock as reported on The NASDAQ Global Market on June 30, 2017 (the last trading day of the most recently completed second fiscal quarter).

As of March 2, 2018, the registrant had 17,092,373 shares of common stock, par value $0.01 per share outstanding.

Documents Incorporated By Reference: None.

 TABLE OF CONTENTS

Annual Report on Form 10-K for the year ended December 31, 2017

PART I

Unless the context otherwise requires, in this Annual Report on Form 10-K (the “Form 10-K”) where we say “we”, “us”, “our”, the “Company” or “SMTC,” we mean SMTC Corporation and its subsidiaries, as applicable. Where we refer to the “industry,” we mean the electronics manufacturing services industry. Unless otherwise noted or the context otherwise requires, all references to years in this report are to fiscal years.

This Form 10-K and other communications made by us contain forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this Form10-K regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in this Form 10-K. Statements using words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language are considered forward looking statements under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we undertake no intention or obligation to update these forward-looking statements after the date of this quarterly report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.	Business

Overview

SMTC is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has manufacturing and other facilities in the United States, Canada, Mexico, and China, with approximately 1,171 employees as of December 31, 2017 of which 1,110 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies primarily within the industrial, networking and communications, power and energy and medical market sectors.

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

We believe that fundamental to the key benefits we offer is our strategic approach in working with customers premised upon gaining insight into their business and bringing innovative solutions to enhance their competitiveness, time to market and profitability. SMTC seeks to lower total cost of ownership, improve product quality and reliability, accelerate new products to market, improve service and DOF, reduce working capital requirements and capital expenditures, all of which results in improvement of our customers’ overall margins and end customer satisfaction.

Our Fremont, California facility operates in a ‘Copy-Exact’ lean process environment specializing in NPI, PCBA, system integration, CTO services, and is food and drug administration (“FDA”) and international traffic in arms regulations (“ITAR”) registered.

Our Markham, Ontario (Toronto) site serves as the corporate office and as a key center of excellence (“COE”), with particular emphasis on supporting our global manufacturing locations in value engineering, transition management, global supply chain management, financial and treasury services and information technology. In addition, the COE works directly with customers on product design projects of various scope and scale.

Our Chihuahua, Mexico facility serves as SMTC’s largest manufacturing and assembly operation, offering customers high quality services in a cost effective site. This facility operates in a ‘Copy-Exact’ lean process environment located close to North American OEMs. Offering state of the art PCBA and a full suite of system integration services, along with cable harness assembly and enclosure. This facility operates computer numerical control machining and precision sheet metal fabrication, this facility services those OEMs requiring the lowest cost North American manufacturing solutions.

Our ChangAn (Dongguan), China location serves as a large scale manufacturing facility and operates in a‘Copy-Exact’ lean process environment enabling SMTC to capitalize on the strengths of operations by providing SMTC’s current and prospective customers with highly efficient, low cost Asia-based electronic manufacturing solutions. This facility offers a full suite of integrated manufacturing services, including PCBA, testing, box build, final product integration, world-wide customer logistics, and expanded supply chain capabilities through our Hong Kong sourcing and procurement office.

Our Suzhou, China facility was closed in accordance with the restructuring plan we announced on May 15, 2017. The closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially completed by the end of the 2017.

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

SMTC Capabilities and Performance

SMTC’s EMS span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end of life phases. We believe that SMTC’s innovative manufacturing services have the capabilities to reduce our customers’ product costs and time to market, which improves competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

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

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically integrated manufacturing services, SMTC’s Global Procurement Group plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our global procurement expertise includes outsourcing based on market conditions and demand management criteria established with the customer, building flexibility into the supply chain network, designing a supply chain specific to individual customer needs, and having the ability to proactively plan. SMTC’s supply chain management team is responsible for all aspects of the Company’s supply network. This team works together with our customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, this team focuses on driving improved inventory turns, lowers excess and obsolete inventory risk and seeks to reduce overall costs to SMTC customers.

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

SMTC Footprint

SMTC has three manufacturing/technology centers worldwide, which contain approximately 430,000 square feet of capacity, and more than 40 manufacturing and assembly lines. These facilities are strategically located in the United States, Mexico, and China, offering regional centers for new product introductions as well as low cost centers for higher volume production. All SMTC facilities adhere to the “Copy Exact” methodology. “Copy Exact” allows for a seamless and timely transition of production between facilities to help customers reach their cost and volume targets faster. SMTC also assigns a dedicated manufacturing unit to each customer.

SMTC Key Benefits to Customers

Three overarching themes form the core of SMTC’s differentiation and unique customer value proposition: trusted, proven, and professional. These three themes are exemplified by the following aspects of SMTC’s business:

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

Global Footprint:    SMTC offers a leading strategic and operational footprint with three manufacturing / technology centers worldwide, approximately 430,000 square feet of capacity, and more than 40 manufacturing and assembly lines. Our facilities are strategically located across a broad footprint in the United States, Mexico and China.

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

SMTC’s Strategy

Our objective is to create increasing long term value to our stockholders through continuing growth in sales, profitability and debt minimization. A cornerstone to SMTC’s strategy is our customer-centric focus throughout the organization. Our key strategies include:

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

Provide Comprehensive Service Offerings.    SMTC’s broad array of electronic manufacturing services spans the entire electronic product life cycle from introduction and development of new products to the support of products to growth and maturity phases. We perform advanced PCBA and test and complement these capabilities with precision enclosure fabrication, system integration, product configuration, and BTO services. As products mature, we provide comprehensive value engineering services to reduce the cost of the products we produce without compromising quality or function. As products near their end of life, SMTC’s sustaining engineering and supply chain management systems ensure continued availability and support of hard to source components while mitigating the risks associated with declining inventories. We believe that our breadth of services provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is time and cost effective.

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

SMTC’s box build experience spans the past 18 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services involve combining a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of our customers.

SMTC’s DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also implement responsive, efficient and cost-effective configure to order and order fulfillment solutions. We align our processes with the customers’ operations, selling and distribution objectives to eliminate redundancies and associated costs.

SMTC continues to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2017, investments were made in automated 3D solder paste inspection, 3D x-ray inspection, in-line Automated Optical Inspection (AOI), high volume selective wave solder, ultrasonic welding of plastics, the addition of a Class 5 clean room and automated cable stripping and crimping for wire harnesses.

We believe that SMTC applies best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review to improve our quality performance to exceed customer expectations. All SMTC sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. SMTC is continuing to make investments in quality, and is in the process of replacing the existing CIM system with Factory Logix, a product from Aegis Industrial Software. This investment will improve transaction control on the production floor and traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All SMTC sites are certified with the International Organization for Standardization (“ISO”) ISO-9001 quality management system standard and ISO-13485 medical standards. In 2017 SMTC updated all ISO 9001 registrations to the latest level (2015 version of the standard). All SMTC sites have also achieved the Environmental Management Standards ISO-14001 certification. SMTC builds PCBAs according to IPC standards, an association connecting the electronic industries, and has been an IPC member since 1991. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements. Our Fremont and Chihuahua Mexico locations are registered FDA facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations.

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. During 2017, we developed relationships and established a network of sales representative firms that focus on specific territories in the U.S. Our marketing and sales team work collaboratively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for customers.

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

SMTC also employs Kinaxis RapidResponse, an integrated response management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows SMTC to perform real-time demand scenario simulation, review supply constraints, perform rapid manufacturing resource planning, clear to build analysis and communicate changes in requirements to suppliers—all on the same day. With Kinaxis RapidResponse, SMTC teams are able to achieve high levels of supply chain agility with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. In this way, SMTC gains the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

Visibility solutions are customized to support a range of requirements, including inventory visibility, master production schedule simulation, clear-to-build, available-to-promise, end-market demand steering, and service parts management. Kinaxis RapidResponse provides a single view of inventory across all SMTC facilities and inventory hub locations as well as a view of materials supply. Custom reports can be set up to automatically email within SMTC and to SMTC customers on regular intervals. This inventory and supply base liabilities dashboard has proven to be a valuable tool for both SMTC and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

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

       Revenue in 2017 was attributed to the following industry sectors: 47.3% from industrial, 33.2% from networking and communications, 7.8% from power and energy and 11.7% from medical.

Industrial product expertise includes:

●	Semiconductor manufacturing and test equipment
●	Electrical distribution, industrial controls
●	Point of Sale terminals
●	Currency recognition devices
●	Residential and commercial security systems
●	GPS navigation and positioning systems
●	Components and sub-systems for rapid prototyping equipment
●	RF modules for satellite based tracking systems
●	Protocol analyzers
●	Laser precision measurement equipment
●	CCD and CMOS cameras for machine vision systems
●	Robotics & automation systems
●	High-end audio systems
●	Home security systems
●	Sports and recreational equipment
●	Digital imaging & camera products
●	Touch screen & handheld panel devices
●	GPS and sensor-enabled micro optics displays

Networking and Communication product expertise includes:

●	VoIP infrastructure, accessing, IVR systems
●	Carrier class switching and routing systems
●	Broadcast communication equipment
●	Broadband accessing, ADSL and wireless gateway, modem
●	Video and audio signal processing and distribution systems
●	Network traffic management devices
●	Network application delivery and optimization
●	Test and Measurement enhanced equipment
●	Private IP communications devices
●	Radio Frequency enhanced equipment
●	Professional audio and video processing and distribution systems
●	Handheld internet access devices
●	High-end storage devices
●	Office printers, networked production and industrial printing systems
●	Mid-range servers and computing systems
●	Electronic display systems
●	Financial terminals with biometric authentication
●	Digital media systems
●	Supercomputing and cloud computing platforms
●	Mobile Smart and Wi-Fi/Bluetooth devices

Power and Energy product expertise includes:

●	Solar capital equipment products
●	PV module assembly and manufacturing
●	Small, medium and large inverters, combiners and power products
●	Smart grid products
●	Solar power inverters
●	Power storage & convertors
●	Notebook and tablet rechargeable battery
●	Power monitor and controllers
●	Power battery chargers & analyzers
●	Energy controllers and monitors
●	Environment control thermostats
●	LED lighting systems
●	Power distribution unit with sentry power utility

Medical product expertise includes:

●	Diagnostic devices
●	Imaging and laboratory equipment
●	Patient monitoring systems
●	Infusion pumps and dispensing systems
●	Medication dispensing devices
●	Health and wellness personal products
●	Healthcare management
●	Dental equipment
●	Electron microscopes
●	Environmental equipment, process for scientific instruments
●	Blood glucose meters
●	Medical imaging and laboratory X-ray equipment
●	Portable oxygen concentrator

SMTC achieved ISO-13485 certification at all sites worldwide. ISO-13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. The ISO-13485 certification may open up new opportunities in the medical device industry for SMTC. The certification validates SMTC’s expertise and capabilities that provide the safe design, manufacturing, testing, servicing and installation of products for the medical industry and builds on more than 25 years’ experience working in partnership with OEMs. Our Fremont, California and Chihuahua, Mexico locations are registered FDA facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations.

Our Competition

The EMS industry is composed of numerous companies that provide a range of manufacturing services for OEMs, from PCBA, to design, prototyping, final system assembly, configuration, order fulfillment, repair and aftermarket services. The EMS market consists of contract manufacturers (“CMs”), and original design manufacturers (“ODMs”). CMs manufacture products that have been designed by the OEM; ODMs also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. SMTC participates in the mid-sized CM sector.

CM providers fall within one of four tiers:

Large/Tier 1: Global operations with manufacturing facilities in North America, Europe and Asia, and low-cost manufacturing sites in Asia, Mexico and Eastern Europe. Large CMs annual revenues generally are greater than $2.0 billion. This includes Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina, Inc., Benchmark Electronics Inc. and Plexus Corp.

Mid-size/Tier 2: Usually focused in one region such as North America, Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues of up to $2.0 billion. This includes Sparton and Key Tronic Corp.

Regional /Tier 3: Usually focused in North America and typically with minimum operations in low-cost geographic regions and less than $300 million in annual revenues. This includes IEC and Sigmatron.

Small/Tier 4: Usually single facility operations, with annual revenues less than $20 million.

We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. Some of our competitors may have greater scale and provide a broader range of services than we offer. We believe that the principal competitive factors in the manufacturing services market are quality and range of services, design and technological capabilities, cost, location of facilities, responsiveness and flexibility. To remain competitive, we believe we must continue to provide technologically advanced manufacturing services and solutions, maintain quality levels, offer flexible delivery schedules, deliver finished products and services on time and compete favorably on price.

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

The electronics industry is subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. The State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003, which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. SMTC’s sites are fully capable of producing RoHS compliant products as directed by our customers. In the case of WEEE, the compliance responsibility rests primarily with OEMs rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. We are committed to comply with the directives/regulations that require disclosures regarding conflict minerals and measures taken to combat human trafficking and slavery. In particular, we are adopting best practices developed by industry groups, such as the Global e-Sustainability Initiative and the electronics industry citizenship coalition (“EICC”), to conduct our due diligence in these areas. We work collaboratively with our suppliers to encourage their compliance with the EICC's supply chain initiatives.

To date, the costs of compliance and environmental remediation have not been material. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation are found to exist, we may be required to incur additional expenditures.

Our Structure and Our History

We are a Delaware Corporation incorporated in July 1998. Our present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount and HTM Holdings Inc. Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM Holdings Inc. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Inc. (“ZF Array”), a privately held electronics manufacturing services provider. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established. Our SMTC Electronics (Suzhou) Company Limited, China facility was closed in accordance with the restructuring plan as announced on May 15, 2017. The closure of the SMTC Electronics (Suzhou) Company Limited, China facility was initiated in the second quarter of 2017 and was substantially completed by the end of 2017.

Backlog

Our backlog is typically a combination of purchase orders and forecasts. Our customers typically provide purchase orders for delivery of products due within 30 to 90 days. We are also provided additional demand beyond 90 days to drive material demand and perform resources and capacity planning. We do not believe that the backlog of expected product sales covered only by purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or cancelled.

Employees

As of December 31, 2017, we employed approximately 1,171 employees of which 1,110 are full-time employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we are able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 31, 2017, our only unionized employees were at our Mexico facility, representing a portion of our Mexican labor force. We have never experienced a work stoppage or strike and believe we have good employee relations.

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

Our two largest customers each represented 11.9% of our total revenue for the year ended December 31, 2017. Our top ten largest customers collectively represented 72.5% of our total revenue for the year ended December 31, 2017. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers (as we have historically experienced in the past) or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue significantly. A reduction in revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

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

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers but consider our peer group and direct competitors to be IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers.

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

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly impact our business in the future. Prospective investors should not rely solely on our results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;
•	variations in the timing of shipments of products to customers;
•	introduction and market acceptance of our customers’ new products;
•	changes in demand for our customers’ existing products;
•	the accuracy of our customers’ forecasts of future production requirements;
•	changes in customers and customer or product attrition;
•	effectiveness in managing our manufacturing processes, inventory levels and costs;
•	changes in competitive and economic conditions generally or in our customers’ markets;
•	willingness of suppliers to supply the Company on normal credit terms; and
•	changes in the cost, or availability, of components or skilled labor.

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

We may encounter difficulties with acquisitions and divestitures, which could harm our business.

We have completed acquisitions of businesses in the past and we may acquire additional businesses in the future. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration of acquired businesses may require that we incur significant restructuring charges.

In addition, acquisitions involve numerous risks and challenges, including:

●	diversion of management's attention from the normal operation of our business;
●	potential loss of key employees and customers of the acquired companies;
●	difficulties managing and integrating operations in geographically dispersed locations;
●	the potential for deficiencies in internal controls at acquired companies;
●	increases in our expenses and working capital requirements, which reduce our return on invested capital;
●	lack of experience operating in the geographic market or industry sector of the acquired business;
●	cybersecurity and compliance related issues;
●	initial dependence on unfamiliar supply chain or relatively small supply chain partners; and
●	exposure to unanticipated liabilities of acquired companies.

In addition, divestitures involve significant risks, including without limitation, difficulty finding financially sufficient buyers or selling on acceptable terms in a timely manner, and the agreed-upon terms could be renegotiated due to changes in business or market conditions. Divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction. In addition, completing divestitures requires expenses and management attention and could leave us with certain continuing liabilities.

These and other factors have harmed, and in the future could harm, our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or divestiture, and could adversely affect our business and operating results.

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

Our operations and systems could be interrupted by cyber security attacks. Such events could make it difficult to manufacture or deliver products to our customers due to our reliance on our systems in the day to day operations of our business. While we maintain security and back-up procedures to business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.

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

Our business depends on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain, now or in the future, executive officers and key personnel. In addition, if we receive a significant volume of new orders at any one time, we may have difficulty recruiting skilled workers to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules.

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

In 2017, 84.9% of our revenue was earned from products that we manufactured internationally (outside of the U.S). Changes to laws, regulations or trade agreements in relation to Mexico or China could have an adverse impact on our business, financial condition and results of operations.

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

We have incurred substantial restructuring charges in the past and we may continue to do so in the future.

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

Pursuant to U.S. GAAP, we are required to evaluate for impairment periodically and when events or changes in circumstances indicate that the carrying value of property, plant and equipment may not be recoverable. During 2017, the Company identified a triggering event related to property, plant and equipment in its U.S. segment asset group and recorded an impairment loss related to the U.S. segment of $1.0 million. In addition, during 2017, the Company recorded an impairment loss of $0.6 million related predominantly to machinery and equipment in the China segment. These assets were identified as part of the Company’s assessment of its capital requirements and capabilities during the year. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations could increase our operating costs.

We prepare our financial statements in conformity with U.S. GAAP.  A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, in May 2014 the FASB issued a new standard (ASC 606) which will change the way we recognize revenue and expand the disclosure requirements for revenue arrangements. We adopted the requirements of this new standard on January 1, 2018. The Company has determined that the new standard will change the timing of revenue recognition for a significant portion of its business, whereby a significant portion of its revenue will be recognized over a period of time as opposed to a point in time.  This results in recognizing revenue earlier as revenue will be recognized as obligations are performed and costs are incurred.  Under the accounting rules in place until December 31, 2017, the Company recognized revenue when units were shipped. This change in the standard could have a material impact to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and an increase in unbilled contract assets. New controls will be needed to comply with such changes and we may fail to adequately implement the needed changes. See Note 3 of the Notes to the Consolidated Financial Statements of this Report for additional information relating to our adoption of the new revenue recognition standard.

We review our internal controls over financial reporting annually. In doing so, we may identify deficiencies in those controls. A material weakness or deficiency in our internal controls could increase the likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected. Adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

The Company has experienced a significant reduction in revenues in 2016 and 2017, which has negatively impacted our cash flows from operations and liquidity and may continue to impact our cash flows from operations and liquidity during future periods.

 The Company has experienced significant reductions in revenue in 2016 and 2017 when compared to prior periods that has impacted cash flows from operations. The Company incurred a net loss in 2016 of $0.2 million and a net loss in 2017 of $7.8 million. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. The Company believes this loss of customers is largely due to competitive pressures from larger organizations, which may persist during future periods. This decline in revenues has directly impacted the Company’s gross profit and its ability to generate cash flows from operations. Additional declines in the Company’s revenues during future periods resulting from this challenging business environment may continue to negatively impact the Company’s ability to generate cash flows from operations and to satisfy its liquidity needs.

 During 2017, the Company included within selling, general and administrative expenses an additional provision for bad debt expenses of $0.7 million that predominately relates to amounts owed by one customer, which management does not believe are collectible. In addition, during 2017, the Company increased the provision for inventory obsolescence by approximately $0.3 million due primarily to an identified collection risk related to aged inventory for a small number of customers. The incurrence by the Company of additional bad debt expense or the need to increase the provision of inventory obsolescence during future periods could negatively impact our cash flows from operations and liquidity.

We depend on our executive officers and skilled management personnel.

Our success depends to a large extent upon the continued services of our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. We will need to recruit and retain skilled management personnel, and if we are not able to do so, our business could be harmed.

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
•

We may fail to comply with covenants under our PNC Facilities. The financial covenants require the Company to maintain a minimum EBITDA for the twelve months ended July 2, 2017 and the three months ended October 1, 2017. Subsequent thereafter, the financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the three months ended December 31, 2017, six months ended April 1, 2018, nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021. The Company is in compliance with the financial covenants included in the PNC Facilities as of December 31, 2017.

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

The terms of our PNC Facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). The PNC Facilities also have a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our PNC Facilities.

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

At our 2017 Annual Meeting of Stockholders, the Company ratified the extension of the SMTC Corporation Tax Benefits Preservation Plan, (the “Plan”) for an additional three year period in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets.

In the past, the Company has had historical net operating losses expire unutilized. If the Company continues to be unable to generate sufficient taxable income, these losses will continue to expire unutilized and we may not be able to recognize the tax benefits that could arise from such tax losses.

There may be adverse impact resulting from government tax reform on the Company's tax returns and consolidated financial statements.

The Company operates in various foreign jurisdictions and has substantial tax operating loss carryforwards and so expects this tax reform and potential future tax reform could have substantial impact on the Company’s tax filings and consolidated financial statements related to its income tax expense (recovery) and deferred tax assets (liabilities) and corresponding disclosures.

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

We conduct our operations within approximately 433,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures, and our Markham, Canada facility which serves as the principal executive office. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Fremont, California	67,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An (Dongguan), China	150,000	Leased

The principal executive office of SMTC is located at 7050 Woodbine Ave. Suite 300, Markham, Ontario, Canada L3R 4G8, which is a leased facility.

Item 3.	Legal Proceedings

We are a party to various legal actions arising in the ordinary course of our business. At this time, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the fiscal years ended December 31, 2017 (“2017”) and January 1, 2017 (“2016”).

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$1.56	$1.18	$1.53	$1.14
Second Quarter	1.38	1.10	1.68	1.33
Third Quarter	1.40	1.12	1.85	1.30
Fourth Quarter	1.94	1.30	1.68	1.23

Stock Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index and to a peer group chosen by the Company for 2017 (the “Peer Group”). The Peer Group is comprised of the following companies: IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc.

The total stockholder return assumes $100 invested on January 1, 2013 in SMTC’s common stock or December 31, 2012 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total shareholder return assumes reinvestment of dividends.

Holders

As of March 2, 2018, there were approximately 94 holders of record of the Company’s common stock.

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated balance sheet, statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”), and December 31, 2012 to December 29, 2013 (“year ended December 29, 2013”).

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with US GAAP.

Consolidated Statements of Operations and Comprehensive Loss Data

(in USD millions except weighted average shares, which is in millions):

	Years Ended
	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Revenue	$139.2	$167.9	$220.6	$228.5	$270.7
Cost of sales	128.4	152.8	202.9	209.6	255.5

Gross profit	10.8	15.1	17.7	18.9	15.2

Selling, general and administrative expenses	14.0	14.0	15.9	17.9	19.2
Impairment of property, plant and equipment	1.6	—	—	—	—
Loss on contingent consideration	—	—	—	—	0.3
Restructuring charges (a)	1.7	0.2	—	1.4	2.0
(Gain) loss on disposal of property, plant and equipment	(0.1)	0.0	—	0.0	(0.1)
Operating earnings (loss)	(6.4)	0.9	1.8	(0.4)	(6.2)
Interest expense - net	0.9	0.8	1.2	1.7	1.7
Earnings (loss) before income taxes	(7.3)	0.1	0.6	(2.1)	(7.9)
Income tax expense - net	0.6	0.3	0.7	1.8	4.6

Net loss and comprehensive loss	$(7.9)	$(0.2)	$(0.1)	$(3.9)	$(12.5)

Basic loss per common share	$(0.47)	$(0.01)	$(0.00)	$(0.24)	$(0.76)

Diluted loss per common share	$(0.47)	$(0.01)	(0.00)	$(0.24)	$(0.76)

Weighted average number of shares outstanding
Basic	16.8	16.5	16.4	16.4	16.4
Diluted	16.8	16.5	16.4	16.4	16.4

(a)

During 2017, restructuring charges of $1.7 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility. During 2016, restructuring charges related to one executive terminated in the Markham, Ontario office. No restructuring charges were incurred during 2015. During 2014, restructuring charges of $1.4 million were incurred related to severance charges in connection with the Company’s 2014 restructuring plan. During 2013, additional restructuring charges of $2.0 million were recorded in connection with the Company’s 2012 restructuring plan and lease exit costs.

Consolidated Balance Sheet Data and Cash Flow Data:

(in USD millions)

	As at and for the Years Ended

	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013
Cash	$5.5	$8.5	$6.9	$5.4	$3.3
Working capital (1)	14.5	20.0	14.0	8.9	10.8
Total assets	69.9	69.0	82.0	88.7	92.8
Long-term debt and capital lease obligations	6.1	8.3	4.2	0.9	0.5
Shareholders’ equity	19.1	26.5	26.3	25.8	29.4
Capital expenditures	1.5	2.2	2.8	3.6	4.0
Cash flows (used in) provided by operating activities	(8.9)	6.9	10.9	4.9	3.4
Cash flows (used in) provided by financing activities	7.0	(3.2)	(6.7)	(0.9)	0.3
Cash flows used in investing activities	(1.1)	(1.3)	(3.5)	(1.9)	(2.6)

(1)	Calculated as current assets minus current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

SMTC is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has manufacturing and other facilities in the United States, Canada, Mexico, and China, with approximately 1,171 employees as of December 31, 2017 of which 1,110 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies primarily within the industrial, networking and communications, power and energy and medical market sectors.

Developments in the Year Ended December 31, 2017

Total revenue decreased by $28.7 million or 17.1% in 2017 compared to 2016. The reduction was primarily related to one network and communications customer serviced out of China that transferred a portion of its business to other contract manufacturers representing a reduction of $18.6 million when compared to 2016. Revenues further decreased as a result of one network and communications customer’s product reaching end of life previously serviced out of Mexico representing an additional reduction in revenue of $5.6 million. One long standing industrial customer serviced out of Mexico had a decrease in volume resulting in a revenue reduction of $10.4 million. This was partially offset by volume increases with two long standing customers in the industrial sector serviced out of Mexico which represented an increase of $7.5 million. There was new customer revenue comprised primarily by one customer serviced in Mexico in the power and energy sector representing additional revenue of $4.5 million and another customer in the medical sector representing additional revenue of $2.2 million.

Operating earnings declined by $7.3 million from $0.9 million operating earnings in 2016 to a $6.4 million operating loss in 2017 due to reduced revenues in 2017, in addition to certain other 2017 charges not incurred in the prior year including an impairment loss and restructuring charges. The Company recorded a $1.6 million impairment loss related to property, plant and equipment. During 2017 the Company announced a global restructuring plan which included the closure of its Suzhou, China facility. This restructuring plan resulted in the Company recording a $1.7 million restructuring expense. In 2016, the restructuring expense was $0.2 million. During 2017, the Company also recorded provisions on both excess and obsolete inventory and aged receivables of $0.2 million and $0.7 million, respectively. During 2016, a reversal of the provisions on aged receivables and excess and obsolete inventory was $0.1 million and $0.2 million, respectively.

Adjusted EBITDA decreased to $(1.5) million in 2017 from $4.7 million in 2016. Adjusted EBITDA as a percentage of revenue decreased to (1.1%) in 2017 compared to 2.8% in 2016. The reduction in Adjusted EBITDA, was primarily driven by the reduced revenue, ability to cover our fixed costs prior to the global restructuring plan and the additional provisions and impairment charges noted above that were not incurred in the prior year. For additional information and a reconciliation of Adjusted EBITDA, see “EBITDA and Adjusted EBITDA Reconciliation” below.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the years presented:

	Year ended December 31, 2017		Year ended January 1, 2017		Year ended January 3, 2016
Revenue	100.0%		100.0%		100.0%
Cost of sales	92.2		91.0		92.0
Gross profit	7.8		9.0		8.0
Selling, general and administrative expenses	10.1		8.3		7.2
Impairment of property, plant and equipment	1.2		—		—
Restructuring charges	1.2		0.1		—
Gain on disposal of property, plant and equipment	(0.1)		—		—
Operating earnings (loss)	(4.6)		0.6		0.8
Interest expense	0.7		0.5		0.5
Earnings (loss) before income taxes	(5.3)		0.1		0.3
Income tax expense
Current	0.5		0.1		0.3
Deferred	(0.1)		0.1		0.0
	0.4		0.2		0.3
Net loss	(5.7	) %	(0.1	) %	(0.0)%

Year Ended December 31, 2017 compared to the Year Ended January 1, 2017

Revenue  (in millions)

Industry Sector	Year ended December 31, 2017		Year ended January 1, 2017		Change
	$	%	$	%	$	%
Industrial	63.4	45.5	68.7	40.9	(2.9)	(4.2)
Networking and Communications	46.4	33.3	66.9	39.8	(20.7)	(30.9)
Power and Energy	10.9	7.8	8.8	5.3	2.1	23.9
Medical	18.5	13.4	23.5	14.0	(7.2)	(30.6)
Total	139.2	100	167.9	100	(28.7)	(17.1)

During 2017, the Company recorded approximately $2.8 million of sales of raw materials inventory to customers, which carried limited margin, compared to $7.0 million in 2016. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order be changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from any particular customer typically vary from year to year. The Company’s ten largest customers represented 72.5% of revenue in 2017, compared to 76.2% in 2016. Revenue from our two largest customers during 2017 was $16.6 million and $16.5 million, both representing 11.9% of revenue. This compared to revenue from our two largest customers during 2016 of $26.9 million and $20.7 million, representing 16.0% and 12.3% of revenue, respectively. No other customer represented more than 10% of revenue in either year.

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the geographic location of our operations, which are Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 10 to our consolidated financial statements.

During 2017, 71.5% of our revenue was attributable to our operations in Mexico, 13.4% in China, and 15.1% in the U.S. During 2016, 60.8% of our revenue was attributable to our operations in Mexico, 26.5% in China, and 12.7% in the U.S.

Gross Profit

Gross profit decreased to $10.9 million in 2017 from $15.1 million in 2016. Gross margin percentage decreased to 7.8% in 2017 compared to 9.0% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross margin percentage decreased to 7.1% in 2017 down from 8.5% in the prior year. This decrease in gross profit was primarily the result of reduced revenues, impacting the Company’s ability to cover variable and fixed overhead costs in addition to product mix resulting in reduced margins. In addition, there was a provision for excess and obsolete inventory of $0.2 million during 2017, which reduced gross margin.

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark to market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Year ended December 31, 2017	Year ended January 1, 2017
Gross profit	$10,851	$15,027
Add (deduct):

Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(918)	(831)
Adjusted gross profit	$9,933	$14,196

Adjusted gross profit percentage	7.1%	8.5%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts are effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts are recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2017 was a realized loss of $0.1 million compared to a realized loss of $2.8 million in 2016. In 2017, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.9 million was recorded compared to an unrealized gain of $0.8 million in 2016, which was included in cost of sales.

	December 31, 2017	January 1, 2017
Average USD:CAD contract rate	1.29	1.34
Average USD:CAD mark-to-market rate	1.26	1.34
Average USD:PESO contract rate	18.69	18.47
Average USD:PESO mark-to-market rate	20.11	21.20

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock based compensation and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Year ended December 31, 2017	Year ended January 1, 2017
Net loss	$(7,845)	$(232)
Reconciling items:

Depreciation	3,588	4,110
Interest	903	788
Income taxes	560	287
EBITDA	$(2,794)	$4,953

Additional reconciling items:

Restructuring charges	1,732	176
Stock based compensation	432	423
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(918)	(831)
Adjusted EBITDA	$(1,548)	$4,721

The reduction in Adjusted EBITDA was due primarily to the decrease in revenue in 2017 by $28.7 million, or 17.1%, from 2016. The reduction in revenue impacted the Company’s ability to cover its fixed costs prior to the global restructuring plan, effectively resulting in negative Adjusted EBITDA of ($0.3M) in the first quarter of 2017 and ($3.6M) in the second quarter of 2017. Subsequent to the global restructuring plan, positive Adjusted EBITDA of $1.1M was earned in the third quarter of 2017 and $1.2M in the fourth quarter of 2017. Adjusted EBITDA was also reduced when compared to the prior year as a result of provisions of $0.9 million related to excess and obsolete inventory as well as aged receivables, and impairment charges of $1.6 million expensed in 2017 on property, plant and equipment that were not incurred in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $14.0 million in both 2017 and 2016. However, selling, general and administrative expenses increased to 10.1% of revenue in 2017 up from 8.3% of revenue in 2016. The Company had higher administrative costs relative to the reduced revenue levels in 2017, until the global restructuring plan was implemented in the second quarter of 2017, resulting in administrative cost reductions. Professional services, including legal and audit fees increased in 2017 compared to 2016.

Restructuring Charges

In accordance with the restructuring plan effected in 2017, restructuring charges of $1.7 million were incurred related to the reduction of 49 full-time equivalents (“FTEs”) in Mexico, 102 FTEs in China, 22 FTEs in the U.S., and 10 FTEs in Canada. Additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. The closure of the Suzhou facility was initiated in the second quarter of 2017 and was substantially completed by the end of 2017. As at December 31, 2017, a restructuring accrual balance of $0.1 million is expected to be paid by the first quarter of 2018. In 2016, $0.2 million of restructuring charges were incurred due to a termination of one executive in the Markham, Canada office location.

Interest Expense

Interest expense increased to $0.9 million in 2017 compared to $0.8 million in 2016. The increase was primarily the result of a higher average debt balance in 2017 compared to 2016 in addition to an increase in interest rates on our PNC Facilities. The weighted average interest rates with respect to the debt on our PNC Facilities was 4.9% for 2017 and 4.2% for 2016.

Income Tax Expense

The net tax expense for 2017 of $0.6 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense was partially offset by a $0.1 million deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax assets of $8.0 million as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to the valuation allowance.

Year ended January 1, 2017 Compared to the Year Ended January 3, 2016

Revenue  (in millions)

Industry Sector	Year ended January 1, 2017		Year ended January 3, 2016		Change
	$	%	$	%	$	%
Industrial	68.7	40.9	103.5	46.9	(34.8)	(33.6)
Networking and Communications	66.9	39.8	86.6	39.3	(19.7)	(22.7)
Power and Energy	8.8	5.3	18.2	8.2	(9.4)	(51.6)
Medical	23.5	14.0	12.3	5.6	11.2	91.1
Total	167.9	100	220.6	100	(52.7)	(23.9)

During 2016, the Company recorded approximately $7.0 million of sales of raw materials inventory to customers, which carried limited margin, compared to $5.5 million in 2015. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order be changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically vary from year to year. The Company’s ten largest customers represented 76.2% of revenue in 2016, compared to 80.4% in 2015. Revenue from our two largest customers during 2016 was $26.9 million and $20.7 million, representing 16.0% and 12.3% of revenue, respectively. This compared to revenue from our two largest customers during 2015 of $29.5 million and $24.1 million, representing 13.4% and 10.9% of revenue, respectively. No other customer represented more than 10% of revenue in either year.

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the location of our operations, which are Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 10 to our consolidated financial statements.

During 2016, 60.8% of our revenue was attributable to our operations in Mexico, 26.5% in China, and 12.7% in the U.S. During 2015, 64.5% of our revenue was attributable to our operations in Mexico, 20.6% in China, and 14.9% in the U.S.

Gross Profit

Gross profit decreased to $15.1 million in 2016 from $17.7 million in 2015. Gross margin percentage increased to 9.0% in 2016 compared to 8.0% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross margin percentage increased to 8.5% in 2016 up from 7.8% in the prior year. The decrease in gross profit was primarily the result of reduced revenues, impacting the Company’s ability to cover fixed overhead costs offset by increased margins due to product mix, decreased labor and variable costs. Included in fixed costs for 2016 was additional rent of $0.2 million related to the new Fremont location in California during the fourth quarter of 2016 while the Company was still incurring rent at the prior location for the duration of that quarter.

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark to market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Year ended January 1, 2017	Year ended January 3, 2016
Gross profit	$15,027	$17,717
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(831)	(616)
Adjusted gross profit	$14,196	$17,101

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts are effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts are recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2016 was a realized loss of $2.8 million compared to a realized loss of $4.4 million in 2015. In 2016, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.8 million was recorded compared to an unrealized gain of $0.6 million in 2015, which was included in cost of sales.

	January 1, 2017	January 3, 2016
Average USD:CAD contract rate	1.34	1.26
Average USD:CAD mark-to-market rate	1.34	1.38
Average USD:PESO contract rate	18.47	15.88
Average USD:PESO mark-to-market rate	21.20	17.47

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock based compensation and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Year ended January 1, 2017	Year ended January 3, 2016
Net loss	$(232)	$(4)
Reconciling items:

Depreciation	4,110	3,967
Interest	788	1,183
Income taxes	287	673
EBITDA	$4,953	$5,819

Additional reconciling items:

Restructuring charges	176	—
Stock based compensation	423	510
Unrealized foreign exchange (gain) loss on unsettled forward foreign exchange contracts	(831)	(616)
Adjusted EBITDA	$4,721	$5,713

Revenue decreased in 2016 by $52.7 million, or 23.9% from 2015, resulting in a corresponding EBITDA decrease to $5.0 million in 2016 from $5.8 million in 2015. Adjusted EBITDA decreased to $4.7 million in 2016 from $5.7 million in 2015. However, Adjusted EBITDA as a percentage of revenue increased to 2.8% in 2016 compared to 2.6% in 2015. The reduction in EBITDA, was primarily driven by the reduced revenue which was offset by improved gross margins in 2016 as compared to 2015 and reduced selling, general and administrative expenses compared to 2015.

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the Mexican peso and Canadian dollar expenditures. The Company incurred foreign exchange losses from the settlement of these contracts of $2.8 million in 2016 and $4.4 million in 2015.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased to $14.0 million, or 8.3% of revenue, in 2016 down from $15.9 million, or 7.2% of revenue, in 2015. The decrease in selling, general and administrative expenses was due to reduced administrative headcount, variable compensation, business trip expenses and professional services, which included legal audit related services. Legal and audit related services of $0.6 million were incurred in 2015 due to the due diligence costs related to the previously disclosed mergers and acquisitions strategy. No such costs were incurred in 2016. Sales and marketing expenses were also reduced, which included commission expenses. The reduced selling, general and administrative expenses were partially offset in 2016 by expenses of $0.4 million pertaining to office move costs.

Restructuring Charges

Restructuring charges of $0.2 million were incurred in 2016 related to a termination of one executive in the Markham, Canada office location. No restructuring charges were incurred in 2015.

Interest Expense

Interest expense decreased to $0.8 million in 2016 compared to $1.2 million in 2015. The decrease was primarily the result of a lower average debt balance in 2016 compared to 2015 in addition to a reduction in interest rates on our PNC Facilities. The weighted average interest rates with respect to the debt on our PNC Facilities were 4.2% for 2016 and 4.3% for 2015.

Income Tax Expense

The net tax expense for 2016 of $0.3 million related to $0.5 million of taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum and state taxes in the U.S. The current income tax expense was partially offset by the recognition of tax benefits of $0.3 million associated with uncertain tax positions. In addition, a $0.1 million deferred tax expense was recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in a reduction to the corresponding deferred tax asset. In 2015, $0.7 million related to $0.6 million of taxes in Mexico and China due to profits in these jurisdictions in addition to minimum and state taxes in the U.S.

Off-Balance Sheet Arrangements

          As of December 31, 2017 and January 1, 2017, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided from operations and borrowings under the PNC Facilities, which matures on January 2, 2021. Our principal uses of cash have been to meet debt service requirements, pay down debt, invest in capital expenditures and to finance working capital requirements.

The following table summarizes cash flow changes for the following periods:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Cash provided by (used in):
Operating activities	$(8.9)	$6.9	$10.9
Financing activities	7.0	(3.2)	(6.7)
Investing activities	(1.1)	(1.3)	(3.5)
(Decreased)/Increase in cash	(3.0)	2.4	0.7
Cash, beginning of year	8.5	6.1	5.4
Cash, end of the year	$5.5	$8.5	$6.1

2017

Net cash used by operating activities for 2017 was $8.9 million. The use of cash was mainly driven by a net loss from operations, in part due to cash severance and other charges of $1.7 million as a result of the 2017 restructuring plan. In addition it is the result of a reduction in gross margin due to reduced revenues, lower margin product mix and the resulting impact to cover fixed costs compared to the prior year. In addition, accounts receivables in 2017 included a small number of customers with aged receivables which increased the day sales outstanding, which reduced cash provided from accounts receivable. Accounts receivable days increased to 64 days in 2017 up from 49 days in 2016. Inventory turnover increased to six times or 65 days in 2017 from seven times or 49 days in 2016. Cash used from accounts receivable and inventory was partially offset from decreased payments of accounts payable of $2.2 million due in large part to the reduction in revenue resulting in a decrease in inventory purchases when compared to 2016. In addition, accounts payable increased due to extended payment terms with some vendors, and timing of payments effectively increasing cash year over year. Accounts payable days outstanding for 2017 increased to 65 days versus 55 days for 2016 due to timing of payments.

As at December 31, 2017, the Company’s liquidity is comprised of $5,536 in cash on hand and $5,295 of funds available to borrow under the PNC Revolving Credit Facility. As at January 1, 2017, the Company’s liquidity is comprised of $8,503 in cash on hand and $7,377 of funds available to borrow under the PNC Revolving Credit Facility.

Net cash provided by financing activities during 2017 was $7.0 million, consisting of cash advanced on the PNC revolver of $9.5 million partially offset by payments on the PNC Long-Term Debt Facility of $2.0 million. Principal payments on capital lease obligations was $0.4 million in 2017.

Cash used in investing activities for 2017 of $1.1 million was due to capital expenditures of $1.5 million partially offset by the proceeds of $0.3 million on the sale of property, plant and equipment.

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

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities mature on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.8%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.3%.The base commercial lending rate should approximate prime rate.

The Revolving Credit and Security Agreement contains certain financial and non-financial covenants.

In May 2017, the Company entered into the Twelfth Amendment to the Revolving Credit and Security Agreement (the “Twelfth Amendment”), which amended our financial covenant requirement for the quarter ended July 1, 2017 and also adjusted the financial covenant requirements and conditions for future periods. Pursuant to the Twelfth Amendment, the Company was required to maintain a minimum EBITDA for the twelve months ended July 2, 2017 of $0.2 million and $0.2 million for the three months ended October 1, 2017. Thereafter, the financial covenant relating to a minimum consolidated fixed charge coverage ratio is in effect for the three months ended December 31, 2017 (1.00 to 1.00), six months ended April 1, 2018 (1.00 to 1.00), nine months ended July 1, 2018 (1.05 to 1.00), twelve months ended September 30, 2018 (1.00 to 1.10) and thereafter on a rolling twelve month basis until January 2, 2021.  The financial covenants also require that the Company limit unfunded capital expenditures. The Company was in compliance with these financial covenants as at December 31, 2017.

We believe that cash we expect to generate from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Accounting changes and recent accounting pronouncements

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

We have evaluated and performed an analysis of the new revenue standard in relation to our customer contracts and considered the potential impact on the timing of revenue recognition.  The Company has determined that the new revenue standard will primarily result in a change to the timing of the Company’s revenue recognition policy for our manufacturing services to “over time” model as products are manufactured as opposed to a “point in time” model upon delivery (which reflects the Company’s current revenue recognition policy).  The Company has determined the transitional adjustment upon adoption, will be to recognize contract assets for unbilled revenue with a corresponding reduction in finished goods and work-in-process inventory. The Company estimates that the transitional adjustment may be material, however management has not quantified the final amount of this adjustment.  The Company has revenue for other goods and services that will continue to be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change to current revenue recognition policy).  We are planning a modified retrospective adoption effective January 1, 2018.  Under this approach, prior financial statements presented will not be restated.

In January 2016, the FASB published ASU 2016-01: Financial Instruments - Overall (Topic 825-10). The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard has not yet been determined. The adoption of ASU 2016-01 is not expected to impact the consolidated financial statements.

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

In January 2017, the FASB published ASU 2017- 01 Business Combinations (Topic 805). The objective of this update is to provide guidance is to amend and clarify the definition of a business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements.

In May 2017, the FASB published ASU 2017- 09 Compensation - Stock Compensation (Topic 718). The objective of this update is to provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements.

In August 2017, the FASB published ASU 2017-12 Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements as it does not apply hedge accounting. However, if the Company were to apply hedge accounting, it may impact the way in which the Company identifies and discloses the underlying risks it hedges against.

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

Note 3 to the consolidated financial statements describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Property, plant and equipment

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

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended December 31, 2017 was 4.9%. Subject to the Twelfth Amendment, advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.8%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.3%. The base commercial lending rate should approximate prime rate. At December 31, 2017, the interest rates on the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility were 5.3% and 5.8%, respectively.

The impact of a 10% change in interest rates would not have a material impact on our reported earnings.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.7
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.9)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the year ended December 31, 2017, the Company recorded an additional provision for bad debt expense of $0.7 million predominantly related to one customer which experienced financial issues. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2017.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. As at December 31, 2017, the Company’s liquidity is comprised of $5,536 in cash on hand and $5,295 of funds available to borrow under the PNC Revolving Credit Facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30,000 and PNC Long-Term Debt Facility of $10,000 are sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-34.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has completed its assessment and has concluded the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10K does not include an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of December 31, 2017, as permitted under the rules of the SEC for smaller reporting companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 8, 2018, are as follows:

Name	Age	Office/Title
Clarke H. Bailey	63	Chair of the Board of Directors
David Sandberg	45	Director
Frederick Wasserman	63	Director
J. Randall Waterfield	44	Director
Edward Smith	55	President and Chief Executive Officer, and Director
Rich Fitzgerald	50	Chief Operating Officer
Roger Dunfield	47	Chief Financial Officer

Clarke H. Bailey joined the Board of Directors in June 2011. Mr. Bailey served as Executive Chairman and Interim Chief Financial Officer of the Company from May 2013 to April 2014. Mr. Bailey is presently the Chairman and CEO of EDCI Holdings, Inc., a holding company, a position held since 2009. In addition to his position at EDCI, he serves as a Director of Iron Mountain Incorporated where he has served since 1998 and is currently Chairman of its Risk and Safety Committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as Managing Director and Head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a director on four other public company boards, five private company boards, and three non-profit boards of trustees. The Board believes that his significant experience in manufacturing, finance and M&A, and serving as a Chief Executive Officer and on both public and private boards, make him well qualified to serve as a director.

David Sandberg joined the Board of Directors in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  He is also the portfolio manager of various funds managed by Red Oak Partners. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998 to 2002. Mr. Sandberg serves as the Chairman of the Board of Asure Software, Inc. and Cord Blood America, Inc., both of which are public companies.  He also served as a Director of Issuer Direct Corporation, a public company, and WTI Holdings, LLC, a private company.  Previously Mr. Sandberg served as a director of public companies EDCI, Inc., RF Industries, Ltd. and Planar Systems, Inc. Mr. Sandberg has experience serving as a member of and as Chairman of each of Audit, Compensation, Nominating & Governance, and Strategic committees for public companies.  He received a BA in Economics and a BS in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners, LLC is the largest stockholder of the Company. The Board believes that his experience serving as director on other public companies, as well has his experience in finance and public company capital market transactions, make him well qualified to serve as a director.

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

J. Randall Waterfield joined the Board of Directors in April 2012. Mr. Waterfield is the Chairman of Waterfield Group, a diversified financial services holding company that traces its origins to 1928. After selling the largest private mortgage company in the US and largest Indiana-based bank in 2006 and 2007, respectively, Waterfield Group has diversified into technology, real estate, asset management and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is the 2017-18 Chairman of the Board of Directors of YPO, a member of Mensa, and a graduate of Harvard University. Mr. Waterfield currently also serves on the Board of Directors of Waterfield Group and its affiliates, Environmental Risk Transfer and Asure Software Inc. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, primarily responsible for small capitalization growth portfolios. The Board believes that Mr. Waterfield’s experience in finance and M&A make him well qualified to serve as a director.

Edward Smith joined the Company and Board of Directors in February 2017. He currently serves as the Company’s President and Chief Executive Officer, a position he has held since May 2017. From February 2017 to May 2017, Mr. Smith served as Interim President and Chief Executive Officer of the Company. Mr. Smith has extensive experience in the electronic manufacturing services (EMS) industry and the electronic components distribution industry. He most recently served as Senior Vice President, Global Embedded Solutions at Avnet, Inc. during 2016 and as President, Avnet Electronics Marketing Americas from February 2009 to March 2016. Mr. Smith has also served in various other positions at Avnet, Inc. beginning in 1994. From 2002 to 2004, Mr. Smith served as President and Chief Executive Officer of SMTEK International, Inc., a tier II manufacturer in the EMS industry. Mr. Smith served as a member of the Electronic Components Industry Association from 2009 to 2017. The Board believes that Mr. Smith’s extensive experience in the EMS industry and as an executive officer of various other companies, make him well qualified to serve as a director.

Rich Fitzgerald joined the Company in June 2017. He currently serves as the Company’s Chief Operating Officer. Mr. Fitzgerald honorably served 12 years in the US Marine Corp where he reached the rank of captain. Prior to joining the Company, Mr. Fitzgerald served as Global Vice President of Avnet Integrated Solutions from January 2017 to May 2017 and as Vice President of Business Operations of Avnet Electronics Embedded from July 2014 to January 2017. Prior to joining Avnet, he served as Chief Operating Officer of Qual-Pro Corporation from January 2010 to July 2014 and as Chief Executive Officer of Team Precision Public Company Limited from July 2008 to December 2009, as well as Global Vice President of Operations for CTS Corporation.

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized directors on the Board is currently fixed at seven, however the Board is currently composed of the five directors: Clarke H. Bailey, David Sandberg, J. Randall Waterfield, Frederick Wasserman and Edward Smith.

During fiscal year 2017, the Board held 10 meetings, including regularly scheduled and special meetings. During fiscal year 2017, each director attended more than seventy-five percent (75%) of the total number of meetings of the Board and the committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. The entire Board attended our 2017 Annual Meeting of Stockholders.

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

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2017 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members

Audit Committee	5	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield
Compensation and Management Development Committee	8	Clarke H. Bailey (Chair), Frederick Wasserman, David Sandberg
Nominating and Governance Committee	1	David Sandberg (Chair), J. Randall Waterfield, Clarke H. Bailey

___________________________

Director Independence

The Board has determined that each of Clarke H. Bailey, David Sandberg, J. Randall Waterfield and Frederick Wasserman is an “independent director” as defined in the listing rules of the NASDAQ Stock Market (“NASDAQ Rules”). Mr. Smith was not an “independent director” as defined in NASDAQ Rules due to his service as our President and Chief Executive Officer.

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

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling its responsibility to stockholders, potential stockholders and the investment community in monitoring the Company’s accounting and reporting practices, the Company’s systems of internal accounting and financial controls, the Company’s compliance with legal and regulatory requirements related to financial reporting, the qualifications and independence of the Company’s independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm, and the quality and integrity of the Company’s financial reports. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm and is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent registered public accounting firm the annual audited and unaudited quarterly financial statements, the disclosures in the Company’s annual and quarterly reports filed with the SEC, critical accounting policies and practices used by the Company, the Company’s internal control over financial reporting, and the Company’s major financial risk exposures.

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

During 2017, the Compensation and Management Development Committee utilized the services of a compensation consultant. As part of the 2017 compensation process, the Compensation and Management Development Committee retained Pay Governance LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance provided advisory services only with respect to executive and equity compensation and a competitive assessment of compensation for non-executives, in each case as directed by the Compensation and Management Development Committee, and does no other business with the Company. Prior to engaging Pay Governance, the Compensation and Management Development Committee considered the independence of Pay Governance in accordance with the terms of the charter of the Compensation and Management Development Committee and applicable regulations. The Compensation and Management Development Committee did not identify any conflicts of interest with respect to Pay Governance.

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

Code of Ethics

The Board has adopted a Code of Ethics and Conduct, which is available on the Company’s website at www.smtc.com or in print without charge to any person who requests such document in writing. Any such request should be made to the Company at 7050 Woodbine Avenue, Suite 300, Markham, Ontario, Canada L3R 4G8 Attn: Chief Financial Officer. The Company intends to post any amendment to or waiver from the Code of Ethics and Conduct that requires disclosure under the SEC rules on its website.

Communications with Directors

The Board has provided a process by which stockholders or other interested parties can communicate with the Board or with the non-management directors as a group. All such questions or inquiries should be directed to the President and Chief Executive Officer, Edward Smith, who can be reached at ed.smith@smtc.com. Mr. Smith will review and communicate pertinent inquiries to the Board or, if requested, the non-management directors as a group.

Leadership Structure

The Board has previously determined that it was in the best interests of the Company and its stockholders for separate individuals to serve as Chair of the Board and Chief Executive Officer, while recognizing that there may be circumstances in the future that would lead to the same individual serving in both capacities. The Company believes this leadership structure has been the most appropriate for the Company because the Board has been able to rely upon the experience and perspective Mr. Bailey has gained from serving both as a Director and while temporarily serving as the Company’s Executive Chair and Interim Chief Financial Officer during 2013 and 2014. Mr. Bailey fulfills his responsibilities as Chair through close interaction with management and all Directors. This structure ensures a greater role of independent directors in the active oversight of our business, including risk management oversight, and in setting agendas and establishing Board priorities and procedures. This structure also allows our Chief Executive Officer to focus to a greater extent on the management of our day-to-day operations.

Board Role in Risk Oversight

The Board is responsible for consideration and oversight of the risks facing the Company. The Board manages this oversight directly and through the Audit Committee and Compensation and Management Development Committee. The Board is kept informed by various reports provided to it on a regular basis, including reports made by management at the Board and Audit Committee and Compensation and Management Development Committee meetings. The Audit Committee performs a central oversight role with respect to financial and compliance risks, which the Audit Committee then regularly reviews with the full Board. The Compensation and Management Development Committee reviews and discusses with management the impact of the Company’s compensation policies and practices on risk taking within the Company. The Board believes that our current leadership structure and the composition of our Board protect stockholder interests and provide adequate independent oversight, while also providing outstanding leadership and direction for our Board and management.

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

Based on the Company’s review of copies of such forms it has received from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner during fiscal year 2017.

Item 11.	Executive Compensation

Director Compensation

Independent directors earn $40,000 per year for serving on the Board. The Chair of the Audit Committee earns an additional annual cash retainer of $10,000, the Chair of the Compensation and Management Development Committee earns an additional annual cash retainer of $7,000 and the Chair of the Nominating and Governance Committee earn an additional annual retainer of $3,000. The Chair of the Board of Directors may be awarded additional cash and equity compensation if circumstances warrant at the discretion of the Board. Annual equity compensation is also granted to independent directors with an aggregate grant date value of $20,000, which is issued in the form of either stock options or restricted stock units. Annual equity compensation is also provided to the Chair of the Board of Directors with an aggregate grant date value of $50,000, which is issued in the form of either stock options or restricted stock units (“RSUs”). We do not compensate Mr. Smith, our President and Chief Executive Officer, for his service on our Board of Directors.

The following table outlines the compensation to the Board of Directors for the period ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a)(b)($)	Total ($)
Clarke Bailey	87,000	50,000	137,000
David Sandberg	43,000	20,000	63,000
J. Randall Waterfield	40,000	20,000	60,000
Frederick Wasserman	50,000	20,000	70,000

(a)

Stock awards issued to directors represented annual grants issued on December 13, 2017. The stock awards were issued in the form of restricted stock units, which vest at the end of a 12 month period. The amounts disclosed in this column represent the aggregate grant date fair value of the restricted stock units granted during the fiscal year computed in accordance with ASC 718. The fair values of these restricted stock units were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 31, 2017 included in this Form 10-K.

(b)	The aggregate number of restricted stock unit awards outstanding for each of our non-employee directors as of December 31, 2017, is as follows:

Name	Number of Unvested Restricted Stock Units
Clarke Bailey	31,250
David Sandberg	12,500
J. Randall Waterfield	12,500
Frederick Wasserman	12,500

EXECUTIVE COMPENSATION AND RELATED INFORMATION

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(b)	Option Awards ($) (a)	Stock Awards ($)(a)	All Other Compensation ($) (c)	Total ($)
Sushil Dhiman (1)	2017	86,683	—	—	—	—	86,683
Former President and Chief Executive Officer	2016	381,000	—	152,440	261,231	—	794,771
Edward Smith (2)	2017	331,607	42,000	193,020	100,000	21,973	688,600
President and Chief Executive Officer	2016	—	—	—	—	—	—
Rich Fitzgerald (3)	2017	167,307	32,000	96,510	—	—	295,817
Chief Operating Officer	2016	—	—	—	—	—	—
Roger Dunfield	2017	231,490	25,000	96,510	—	—	353,000
Chief Financial Officer	2016	198,493	—	33,750	108,750	—	340,993

(1)	Mr. Dhiman resigned effective February 17, 2017 and all unvested stock based awards were forfeited as of that date. No awards were outstanding as at December 31, 2017.

(2)

Mr. Smith was hired on February 6, 2017, and effective February 17, 2017, commenced as Interim President and Chief Executive Officer of the Company. On May 15, 2017, Mr. Smith was appointed as President and Chief Executive Officer, removing the interim designation.

(3)	Rich Fitzgerald was hired effective June 5, 2017 as Chief Operating Officer.

(a)

The amounts disclosed in this column represent the aggregate grant date fair value of option awards or RSUs, as applicable granted during fiscal year computed in accordance with ASC 718. The fair values of these option awards and RSUs were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 31, 2017, included in this Form 10-K.

(i)

Mr. Smith was granted 68,000 RSUs on February 17, 2017, with a grant date fair value of $100,000. The 68,000 RSUs vest on February 17, 2018. On May 15, 2017, Mr. Smith was granted 671,858 stock options with a strike price of $1.23 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 for a 90 day period. The stock options fair value was $0.28 per share and was calculated using the Cox, Ross and Rubenstein binomial model (“Binomial Model”).

(ii)

Mr. Dunfield was granted 335,929 stock options on May 15, 2017 with a strike price of $1.23 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 for a 90 day period. The stock options fair value was $0.28 per share and was calculated using the Binomial Model.

(iii)

Mr. Fitzgerald was granted 335,929 stock options on June 5, 2017 with a strike price of $1.26 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 for a 90 day period. The stock options fair value was $0.28 per share and was calculated using the Binomial Model.

(b)	Amount disclosed for fiscal 2017 represents the discretionary bonus earned by the officers as approved by the Board of Directors.

(c)	Amount disclosed as all other compensation represents the 2017 housing allowance paid to Mr. Smith as approved by the Board of Directors.

 Agreements with Executive Officers

On May 15, 2017, the Board of Directors of the Company appointed Edward Smith, the Company’s Interim President and Chief Executive Officer, to the role of President and Chief Executive Officer effective May 16, 2017. Mr. Smith, age 55, has served as President and Chief Executive Officer of the Company since May 16, 2017.

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

In addition, the Smith Offer Letter provides that, in the event that Mr. Smith’s employment is terminated by the Company other than for “Cause” (as defined in the Smith Offer Letter) (other than in connection with or within twelve months following a “Change in Control Event” (as defined in the Smith Offer Letter)), Mr. Smith will receive his accrued and unpaid base salary through the date of termination and will continue to receive his base salary for a period of six months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. In the event that Mr. Smith’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined in the Smith Offer Letter) in connection with or within twelve months following a Change in Control Event, he will receive his accrued and unpaid base salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive his base salary for a period of twelve months after the date of termination commencing with the first payroll period following the thirtieth day after the date of termination. Mr. Smith is also eligible for other benefits including participation in the Company’s 401(k) plan and four weeks of paid time off annually.

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

On May 15, 2017, the Company announced that the Board of Directors of the Company appointed Richard Fitzgerald, age 50, as the Company’s Chief Operating Officer effective on or before June 5, 2017.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and outstanding RSUs for each named executive officer outstanding as at December 31, 2017.

		Option Awards				Stock Awards
Name	Award Description	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)(a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(b)	Market Value of Shares or Units of Stock That Have Not Vested ($)(c)

Edward Smith	Stock Options	671,858	671,858	1.23	5/17/2027	—	—
	Restricted Stock Units	—	—	—	—	68,000	128,520
Roger Dunfield	Stock Options	71,156	47,437	1.33	12/12/2026	—	—
	Stock Options	335,929	335,929	1.23	5/17/2027	—	—
	Restricted Stock Units	—	—	—	—	25,376	47,961
	Restricted Stock Units	—	—	—	—	31,746	60,000
Richard Fitzgerald	Stock Options	335,929	335,929	1.26	6/5/2027	—	—

______________________________________________________________________

(a)	Mr. Dunfield has 47,437 unvested stock options. 23,719 stock options will vest on December 12, 2018 and remaining 23,719 stock options will vest on December 12, 2019.

(b)	Mr. Smith has 68,000 RSUs that will vest on February 17, 2018. Mr. Dunfield has 31,746 RSUs that will vest on February 12, 2018.

(c)	Based on a price of $1.89 per share, which was the closing price of our common stock on the NASDAQ Global Market on December 29, 2017, the last day of trading in fiscal year 2017.

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 23, 2018, the number of shares beneficially owned and the percentage ownership for:

●     each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

●     each named executive officer named in our summary compensation table and each current director; and

●     all executive officers and current directors as a group.

As of February 23, 2018, our outstanding common stock consisted of 17,092,373 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 7050 Woodbine Avenue, Suite 300 Markham, Ontario, Canada L3R 4G8. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership of within 60 days after February 23, 2018.

	Shares Beneficially Owned
Name and Address	Shares	Options/RSUs (3)	Total	Percentage of Shares Beneficially Owned(*)
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	3,265,339	20,230	3,285,569	19.2%
1969 SW 17th Street
Boca Raton, Florida 33486
Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	1,392,832	—	1,392,832	8.1%

Directors and Named Executive Officers:
Clarke Bailey	212,796	100,576	313,372	1.8%
David Sandberg (1)	3,265,339	20,230	3,285,569	19.2%
J. Randall Waterfield	539,242	20,230	559,472	3.3%
Frederick Wasserman	35,519	20,230	55,749	#
Edward Smith	163,700	—	163,700	1.0%
Roger Dunfield	59,524	23,719	83,243	#
Richard Fitzgerald	21,749	—	21,749	#
Sushil Dhiman	—	—	—	—

All Directors and Executive Officers as a group (7 persons)	4,297,869	184,985	4,482,854	26.2%

* The number of shares of Common Stock deemed outstanding on February 23, 2018 with respect to a person or group includes (a) 17,092,373 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within 60 days of February 23, 2018 by the person or group in question.

# Less than 1%

(1)	Mr. Sandberg directly owns 678,919 share shares of common stock and indirectly owns 2,586,420 shares of common stock as per Form 4 filings with SEC and as summarized below.

Red Oak Partners, LLC ("ROP") serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the "Fund"), the direct owner of 1,165,223 shares. David Sandberg is the managing member of ROP and the Fund's portfolio manager.

ROP serves as a managing member of Pinnacle Capital Partners, LLC, a Florida limited liability company ("Pinnacle Partners"). Pinnacle Partners is the general partner of Pinnacle Opportunities Fund, LP, a Delaware limited partnership ("Pinnacle Fund"), the direct owner of 766,968 shares.

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the "Long Fund"), the direct owner of 587,626 shares. David Sandberg is the managing member of ROP and the Long Fund's portfolio manager.

ROP serves as the general partner of The Red Oak Institutional Founders Long Fund, LP, a Delaware limited partnership (the "Founders Fund"), the direct owner of 66,603 shares. David Sandberg is the managing member of ROP and the Founders Fund's portfolio manager.

(2)

Includes shares of common stock held by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Small Cap Value Offshore Fund, Ltd. and Wynnefield Capital, Inc. Profit Sharing Plan as disclosed in Schedule 13D/A filed with SEC on May 12, 2015.

(3)	Represents stock options or restricted stock units that are or will be exercisable, or that will vest, as applicable, within 60 days after February 23, 2018.

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in July 2010. In July 2010, the plan authorized an initial limit of 350,000 shares. In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and approved by the stockholders, in addition to annual increases authorized based on the evergreen annual increase formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares. The evergreen annual increases based on the formula of the 2010 Plan was 182,171 shares in 2016 and 194,394 shares in 2017. The total number of shares remaining available for future issuance under the 2010 Plan as at December 31, 2017 is 1,148,459.

The following table gives information about awards under the 2010 Plan as of December 31, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column a)

Equity compensation plans approved by stockholders	2,446,777	$1.39	1,148,459
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,446,777	$1.39	1,148,459

(1) The weighted average exercise price only applies to the 1,870,753 of outstanding stock options as there is no exercise price on the 576,024 outstanding RSUs.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

See the information disclosed under “Director Independence” in Item 10. “Directors, Executive Officers and Corporate Governance” in this Form 10-K.

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

There were no transactions required to be reported under Item 404(a) of Regulation S-K or that were required to be reviewed pursuant to the above policies and procedures.

Item 14.	Principal Accounting Fees and Services

Set forth below are the fees incurred by the Company to its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years indicated.

	2017	2016
Audit fees	$458,535	$325,556
Audit related fees	-	24,775
Tax fees	153,885	117,290
All other fees	-	-

Total fees	$612,420	$467,621

The amounts are presented in USD and converted using average twelve month exchange rate of USD $1.00 to CAD $1.30 and USD $1.00 to CAD $1.30 for fiscal years 2017 and 2016, respectively.

Audit Fees — Consists of fees for professional services rendered in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings.

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

Audit Committee Pre-Approval Policies and Procedures; Determination of Independence

The Audit Committee’s charter provides that the Audit Committee will pre-approve all audit, audit related and non-audit services to be provided by our independent registered public accounting firm before the independent registered public accounting firm is engaged to render these services. The Audit Committee has considered whether the independent registered accounting firm’s provision of non-audit services is compatible with its independence. In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under this policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in this policy will not impair the independence of the Company’s independent registered public accounting firm. The provision of services by the independent registered public accounting firm that are not pre-approved in this policy are subject to separate pre-approval by the Audit Committee. This policy also pre-approved specified fee levels for the specific services. Payments in excess of these specified fee levels are subject to separate pre-approval by the Audit Committee. All audit and non-audit services performed by our independent registered public accounting firm have been pre-approved by our Audit Committee to assure that such services do not impair the independent registered public accounting firm’s independence from the Company.

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

See exhibit index beginning at page 64.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Edward Smith
Edward Smith
President and Chief Executive Officer

Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Smith
Edward Smith	President, Chief Executive	March 8, 2018
Officer and
Director (Principal Executive Officer)
/s/ Roger Dunfield
Roger Dunfield	Chief Financial Officer (Principal Officer	March 8, 2018
Financial and Principal Accounting
Officer)

/s/ Clarke Bailey
Clarke Bailey	Chair of the Board of Directors	March 8, 2018

/s/ David Sandberg
David Sandberg	Director	March 8, 2018

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 8, 2018

/s/ Randy Waterfield
Randy Waterfield	Director	March 8, 2018

 EXHIBIT INDEX

Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Certain exhibits are incorporated herein by reference to (i) the Registrant’s Registration Statement on Form S-1 originally filed on March 24, 2000 (File No. 333-33208), and (ii) documents previously filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Exhibit #	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (3)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (4)

3.3	Third Amended and Restated Certificate of Incorporation of the Registrant. (5)

3.4	Fourth Amended and Restated Certificate of Incorporation of the Registrant. (6)

3.5	Fifth Amended and Restated Certificate of Incorporation of the Registrant. (9)

3.6	Second Amended and Restated By-Laws of the Registrant. (9)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws of the Registrant. (10)

4.1	Stockholders Agreement, dated as of November 22, 2000, by and among the Registrant and the Stockholders referred to therein. (2)

4.2	Form of Certificate Representing Shares of Common Stock of the Registrant. (1)

4.3	Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between the Registrant and Computershare Inc., as Rights Agent. (14)

10.1#	2010 Incentive Plan of the Registrant. (17)

10.2

Revolving Credit and Security Agreement, dated as of September 14, 2011, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (7)

10.3

Sixth Amendment to Revolving Credit and Security Agreement, dated as of April 7, 2014, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (12)

10.4

Seventh Amendment to Revolving Credit and Security Agreement, dated as of September 24, 2014, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (13)

10.5

Tenth Amendment to Revolving Credit and Security Agreement, dated as of January 29, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (16)

10.6

Eleventh Amendment to Revolving Credit and Security Agreement, dated as of November 22, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (18)

10.7

Twelfth Amendment to Revolving Credit and Security Agreement, dated as of May 15, 2017, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (20)

10.8

Third Amended and Restated US Loan Agreement, dated as of September 14, 2011, by and among SMTC Mex Holdings, Inc., SMTC Manufacturing Corporation of Massachusetts, Export Development Canada and the lenders party thereto from time to time. (7)

10.9	Stockholder Agreement, dated as of January 5, 2012, by and between the Registrant and Red Oak Partners, LLC. (8)

10.10#	Employment Agreement, dated as of December 16, 2013, by and between the Registrant and Sushil Dhiman. (11)

10.11#	Form of Indemnification Agreement, dated as of September 23, 2014, by and between the Registrant and certain officers and directors. (15)

10.12

Amended and Restated Term Note, dated as of November 22, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc. and PNC Bank, National Association. (18)

10.13#	Services Agreement, dated as of February 1, 2017, by and between the Registrant and Edward Smith. (19)

10.14#	Employment Agreement, dated as of January 22, 2016, by and between the Registrant and Roger Dunfield. (20)

10.15#	Amendment to Employment Agreement, dated as of May 15, 2017, by and between the Registrant and Roger Dunfield. (21).

10.16#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Edward Smith. (21)

10.17#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Richard Fitzgerald. (21)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

31.2*	Certification of Roger Dunfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

32.2*	Certification of Roger Dunfield, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

(1)	Filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 25, 2004 (File No. 333-115400) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on April 15, 2005 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 28, 2008 filed on November 12, 2008 (File No. 0-31051) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 10, 2009 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Appendix to the Registrant’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2013 filed on April 14, 2014 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 11, 2014 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2014 filed on March 30, 2015 (File No. 0-31051) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 17, 2016 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit A to the Registrant’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 10, 2016 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed November 22, 2016 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2017 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Registrant's Current Report on Form 10-K for the year ended January 1, 2017 filed on March 9, 2017 (File No. 0-31031) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years January 2, 2017 to December 31, 2017, January 4, 2016 to January 1, 2017, and from December 29, 2014 to January 3, 2016	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years from January 2, 2017 to December 31, 2017, January 4, 2016 to January 1, 2017, and from December 29, 2014 to January 3, 2016	F-5
Consolidated Statements of Cash Flows for the years from January 2, 2017 to December 31, 2017, January 4, 2016 to January 1, 2017, and from December 29, 2014 to January 3, 2016	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SMTC Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries, (together, the Company) as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years ended December 31, 2017, January 1, 2017 and January 3, 2016, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and their results of operations and their cash flows for each of the years ended December 31, 2017, January 1, 2017 and January 3, 2016 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Ontario, Canada March 8, 2018

We have served as the Company's auditor since 2014.

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 31, 2017	January 1, 2017
Assets
Current assets:
Cash	$5,536	$8,503
Accounts receivable—net (note 4)	29,093	22,624
Inventories (note 4)	22,363	20,674
Prepaid expenses and other assets	2,142	2,453
Derivative assets (note 8)	37	—
Income taxes receivable (note 9)	17	17
	59,188	54,271
Property, plant and equipment—net (note 4)	10,269	14,437
Deferred income taxes—net (note 9)	305	226
Deferred financing costs—net	94	70
	$69,856	$69,004

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$12,191	$2,731
Accounts payable	25,028	23,078
Accrued liabilities (note 4)	4,877	4,604
Derivative liabilities (note 8)	375	1,256
Income taxes payable (note 9)	48	190
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations (note 5)	174	389
	44,693	34,248
Long-term debt (note 5)	6,000	8,000
Capital lease obligations (note 5)	89	269

Shareholders’ equity:
Capital stock (note 6)	396	391
Additional paid-in capital	265,355	264,928
Deficit	(246,677)	(238,832)
	19,074	26,487
	$69,856	$69,004

Commitments and contingencies (note 12)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Revenue	$139,231	$167,868	$220,616
Cost of sales (note 8)	128,380	152,841	202,899
Gross profit	10,851	15,027	17,717

Expenses:
Selling, general and administrative expenses (note 15)	13,960	14,013	15,863
Restructuring charges (note 14)	1,732	176	—
Impairment of property, plant and equipment (note 4)	1,601	—	—
(Gain) loss on disposal of property, plant and equipment	(60)	(5)	2
Operating earnings (loss)	(6,382)	843	1,852
Interest expense, net (note 4)	903	788	1,183
Earnings (loss) before income taxes	(7,285)	55	669
Income tax expense (note 9)
Current	639	161	597
Deferred	(79)	126	76
	560	287	673
Net loss and comprehensive loss	$(7,845)	$(232)	$(4)

Basic loss per share	$(0.47)	$(0.01)	$(0.00)

Diluted loss per share	$(0.47)	$(0.01)	$(0.00)
Weighted average number of shares outstanding (note 10)
Basic	16,788,231	16,504,106	16,421,478
Diluted	16,788,231	16,504,106	16,421,478

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except for number of shares)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 28, 2014	16,417,276	$390	$263,996	$(238,596)	$25,790
Conversion of restricted stock units	67,779	1	(1)	—	—
Stock-based compensation	—	—	510	—	510
Net loss for the year	—	—	—	(4)	(4)
Balance, January 3, 2016	16,485,055	$391	$264,505	$(238,600)	26,296

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 3, 2016	16,485,055	$391	$264,505	$(238,600)	$26,296
Conversion of exchangeable shares	25,125	—	—	—	—
Stock-based compensation	—	—	423	—	423
Net loss for the year	—	—	—	(232)	(232)
Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	26,487

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
Conversion of restricted stock units	482,447	5	(5)	—	—
Stock-based compensation	—	—	432	—	432
Net loss for the year	—	—	—	(7,845)	(7,845)
Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Cash provided by (used in):

Operations:
Net loss	$(7,845)	$(232)	$(4)

Items not involving cash:

Depreciation	3,588	4,110	3,967
Unrealized gain on unsettled forward exchange contracts	(918)	(831)	(616)
Impairment of property, plant and equipment	1,601	—	—
Deferred income taxes	(79)	126	76
Amortization of deferred financing fees	27	69	32
Stock-based compensation	432	423	510
(Gain) loss on sale of property, plant and equipment	(60)	(5)	2

Change in non-cash operating working capital:

Accounts receivable	(6,469)	7,261	1,139
Inventories	(1,689)	5,203	5,713
Prepaid expenses and other assets	311	(470)	152
Income taxes receivable/payable	(142)	132	(49)
Accounts payable	2,159	(7,998)	1,439
Accrued liabilities	237	(927)	(1,483)
	(8,847)	6,861	10,878

Financing:
Net (repayment) advances of revolving credit facility	9,460	(7,990)	(10,649)
(Repayment) advances of long-term debt	(2,000)	5,000	5,000
Principal payment of capital lease obligations	(395)	(611)	(1,086)
Proceeds from sale and leaseback	—	509	—
Deferred financing costs	(51)	(71)	(10)
	7,014	(3,163)	(6,745)

Investing:

Restricted cash - guaranteed deposit	—	805	(805)
Purchase of property, plant and equipment	(1,471)	(2,225)	(2,682)
Proceeds from leasehold improvement	56	—	—
Proceeds from sale of property, plant and equipment	281	126	6
	(1,134)	(1,294)	(3,481)

(Decrease) increase in cash	(2,967)	2,404	652
Cash, beginning of year	8,503	6,099	5,447
Cash, end of the year	$5,536	$8,503	$6,099

Supplemental Information:
Cash interest paid	$834	$761	$1,065
Cash taxes paid	$786	$444	$591
Cash taxes refunded	$—	$442	$—
Property, plant and equipment acquired through capital lease	$—	$533	$—
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$23	$247	$247

 See accompanying notes to consolidated financial statements.

SMTC CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,171 employees of which 1,110 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), and December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”).

2.	Assessment of Liquidity Risk

The Company has experienced declining revenue in fiscal 2016 and 2017 which has impacted its liquidity and cash flows. The Company incurred a net loss of $232 for the fiscal 2016 and a net loss of $7,845 in fiscal 2017. Revenues have declined due to the loss of customers that represented a large concentration of the Company’s business. This decline in revenues directly impacted the Company’s gross profit and its ability to generate positive cash flows from operations.

In light of these events, on May 15, 2017, the Board of Directors approved a corporate restructuring plan (the “Restructuring Plan”) which included the closure of the Suzhou, China facility and global headcount reductions. These reductions resulted in cost savings, which were partially offset by new hires to the leadership team made during 2017. Management believes the Restructuring Plan has stabilized the operations and delivered cost savings during the last six months of 2017.

Concurrent with the Restructuring Plan, the Company also negotiated a Twelfth Amendment to the PNC Facilities (as defined in Note 5), which amended its financial covenant requirement for the quarter ended April 2, 2017 and adjusted the financial covenant requirements for future periods (refer to Note 5).

As at December 31, 2017, the Company’s liquidity is comprised of $5,536 in cash on hand and $5,295 of funds available to borrow under the PNC Revolving Credit Facility (as defined in Note 5). The Company is in compliance with the financial covenants included in the PNC Facilities as at December 31, 2017. Based on management’s updated forecasted cash flows, the Company anticipates that it will continue to be in compliance with the amended financial covenants in the PNC Facilities for fiscal 2018 and beyond.

      Management believes that with the completion of the Restructuring Plan and its related cost savings, the revenue growth since the implementation of the Restructuring Plan and the cash available under its PNC Facilities, the Company will be able to satisfy its liquidity needs, for at least but not limited to, the twelve months from the issuance date of these financial statements.

3.	Significant accounting policies

(i)	Basis of presentation

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

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when title passes to the customer which occurs when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

This guidance requires the Company to determine if it is more likely than not that the tax position will be sustained based on the technical merits of the position and for those tax positions that meet the more likely than not threshold, the Company would recognize the largest amount of tax benefit or obligation that is greater than fifty percent likely of being realized when ultimately settled with the tax authorities.

(ix)	Earnings per common share

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. The treasury stock method is used to compute the potential dilutive effect of stock options and outstanding restricted stock units.

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

The Company applies ASC 718, “Compensation – Stock Compensation”, (“ASC 718”) using a fair value based method for all outstanding awards. The fair value at grant date of stock options is estimated using the Black-Scholes option-pricing model, while the fair value of restricted stock units (“RSU’s) is based on the closing stock price at the date of grant. The fair value of stock options and RSU’s with a market-based performance condition is estimated using the Cox, Ross and Rubenstein binomial model (“Binomial Model”). Compensation expense is recognized over the stock option and RSU vesting period on a straight line basis. ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(xv)	Impairment of Property, Plant and Equipment

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

(xviii)	Recently adopted Accounting Pronouncements

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

We have evaluated and performed an analysis of the new revenue standard in relation to our customer contracts and considered the potential impact on the timing of revenue recognition.  The Company has determined that the new revenue standard will primarily result in a change to the timing of the Company’s revenue recognition policy for our manufacturing services to “over time” model as products are manufactured as opposed to a “point in time” model upon delivery (which reflects the Company’s current revenue recognition policy).  The Company has determined the transitional adjustment upon adoption, will be to recognize contract assets for unbilled revenue with a corresponding reduction in finished goods and work-in-process inventory.  The Company estimates that the transitional adjustment may be material, however management has not quantified the final amount of this adjustment.  The Company has revenue for other goods and services that will continue to be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change to current revenue recognition policy).  We are planning a modified retrospective adoption effective January 1, 2018.  Under this approach, prior financial statements presented will not be restated.

In January 2016, the FASB published ASU 2016-01: Financial Instruments - Overall (Topic 825-10). The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to impact the consolidated financial statements.

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

In January 2017, the FASB published ASU 2017- 01 Business Combinations (Topic 805). The objective of this update is to provide guidance is to amend and clarify the definition of a business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements.

In May 2017, the FASB published ASU 2017- 09 Compensation - Stock Compensation (Topic 718). The objective of this update is to provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements.

 In August 2017, the FASB published ASU 2017-12 Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. The objective of this update is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this Update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of adoption of the standard is currently not expected to impact the Company’s financial statements as it does not apply hedge accounting. However, if the Company were to apply hedge accounting, it may impact the way in which the Company identifies and discloses the underlying risks it hedges against.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive loss.

Consolidated balance sheets

Accounts receivable—net:

	December 31, 2017	January 1, 2017
Trade accounts receivable	$28,793	$22,284
Other receivables	300	511
Allowance for doubtful accounts	—	(171)
Accounts receivable—net	$29,093	$22,624

Inventories:

	December 31, 2017	January 1, 2017
Raw materials	$17,049	$14,863
Work in process	1,874	1,557
Finished goods	3,029	3,678
Parts and other	411	576
Inventories	$22,363	$20,674

Inventories are recorded net of a provision for obsolescence as at December 31, 2017 and January 1, 2017 of $619 and $442 respectively. The increase in the provision for obsolescence was due primarily to an identified collection risk related to aged inventory for a small number of customers.

Property, plant and equipment—net:

	December 31, 2017	January 1, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,852	9,852
Machinery and equipment (a) (b)	30,319	31,615
Office furniture and equipment	534	556
Computer hardware and software (b)	3,173	3,544
Leasehold improvements	2,160	2,129
	47,686	49,344

Less accumulated depreciation and impairment:
Land	—	—
Buildings	(8,619)	(8,174)
Machinery and equipment (a) (b)	(24,650)	(22,460)
Office furniture and equipment	(413)	(438)
Computer hardware and software (b)	(2,622)	(2,842)
Leasehold improvements	(1,113)	(993)
	(37,417)	(34,907)
Property, plant and equipment—net	$10,269	$14,437

(a)

Included within machinery and equipment were assets under capital leases with costs of $533 and $2,193 and associated accumulated depreciation of $222 and $673 as of December 31, 2017 and January 1, 2017, respectively. The related depreciation expense for the year ended December 31, 2017 and January 1, 2017 was $162 and $673, respectively. An impairment charge of $97 was allocated to machinery and equipment under capital lease for the year ended December 31, 2017. During the year ended December 31, 2017, $1,660 machinery and equipment under capital lease was purchased and transferred to machinery and equipment owned.

(b)

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. In the second quarter of 2017, the Company identified that operating results for its U.S. segment asset group did not meet its forecasted results, which was considered a triggering event related to its U.S. segment asset group. The Company estimated undiscounted cash flows and determined the carrying amounts exceeded the recoverable amount, and therefore performed a discounted cash flow analysis. The difference between the discounted cash flows and the carrying amount resulted in an impairment loss of $1,025 which was recorded in 2017. The net carrying amount of the U.S. asset group is $1,188. The estimate of discounted cash flows is sensitive to certain key assumptions, for instance, if our revenue projections are lower by 1%, the impairment would increase by $110. If there was a 1% increase in the weighted average cost of capital, the impairment would increase by $37. The Company calculated the impairment loss by discounting the future cash flows which was determined to represent the fair value of the asset group and deducted this from the carrying amount of the segment asset group. As at December 31, 2017 the Company did not identify any further triggering events related to the U.S. asset group.

Additionally during the second quarter of 2017, the Company removed fully depreciated machinery and equipment that were no longer in use with a cost and accumulated depreciation value of $870. The China segment impaired machinery and equipment with net book value of $265, associated cost of $383 and accumulated depreciation value of $118. The China segment also impaired machinery and equipment with net book value of $181, associated cost of $472 and accumulated depreciation value of $291. The corporate segment also impaired computer hardware and software with net book value of $130, associated cost of $135 and accumulated depreciation of $5. A total impairment loss was recorded of $576 in the second quarter of 2017 related to the China and Corporate segments.

As at December 31, 2017, the Company identified that operating results for its China segment asset group did not meet forecasted results, which was considered a triggering event related to its China segment asset group. The net carrying amount of the China asset group is $1,380. The Company estimated undiscounted cash flows and determined a recoverable amount of $1,410 in excess of the net carrying value, therefore no impairment loss was recorded in 2017. The key assumptions included in these cash flows are projected revenue based on management’s revised forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 10%, the recoverable amount in excess of the carrying amount would be reduced to $1,060. As such, the Company continues to monitor for impairment triggers each quarter, which may result in future impairments in this asset group.

Accrued liabilities:

	December 31, 2017	January 1, 2017
Customer-related	$936	$898
Payroll	2,485	2,134
Professional services	328	281
Restructuring	109	27
Vendor related	493	613
Other	526	651
Accrued liabilities	$4,877	$4,604

Consolidated statements of operations and comprehensive loss

Interest expense, net:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016

Long-term debt	$454	$222	$—
Revolving credit facility	395	465	1,040
Amortization of deferred financing costs	27	69	32
Obligations under capital lease	27	67	116
Interest earned on cash deposits	—	(35)	(5)

Interest expense, net	$903	$788	$1,183

5.	Debt and capital leases

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility (“PNC Facilities”). The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. The weighted average interest rate increased to 4.9% in 2017 compared to 4.2% in 2016.

As at December 31, 2017, the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $5,295 ( January 1, 2017 - $7,377). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $30,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

On May 15, 2017, the Company entered into the Twelfth Amendment (“Twelfth Amendment”) of the Revolving Credit and Security Agreement, which was initially entered into on September 14, 2011 with PNC Bank, National Association, as agent for the Lender

Pursuant to the Twelfth Amendment, PNC has modified the definition of EBITDA (as defined in the Twelfth Amendment) to include additional exclusions and limits.

 In addition, the Lender has increased the interest rates by 0.25% during 2017 in accordance with the Twelfth Amendment; however if the Company maintains a specified fixed charge coverage ratio for a predetermined period of time and maintains its compliance with the terms of the PNC Facilities, interest rates will be reduced to the U.S. base rate plus 0.25% on advances made under the PNC Revolving Credit Facility and U.S. base rate plus 0.75% on advances made under the PNC Long-Term Debt Facility.

 The PNC Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At December 31, 2017, $12,191 ( January 1, 2017 - $2,731) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At December 31, 2017, $8,000 ( January 1, 2017, $10,000) was outstanding under the PNC Long-Term Debt Facility.

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

The Company is in compliance with the financial covenants included in the PNC Facilities as of December 31, 2017.

(c) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next three years and thereafter consist of the following:

2018	194
2019	81
Thereafter	—
Total minimum lease payments	275
Amount representing interest of 6%	(12)
Present value of lease payments	263
Current portion of capital lease obligations	174
Long term capital lease obligations	$89

6.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 31, 2017 and January 1, 2017 consisted of:

(i)

26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of preferred stock, par value $0.01 per share: From time to time the Company may issue preferred stock in one or more series and will fix the terms of that series at the time it is created. 500,000 shares of series A participating preferred stock, par value $0.01 per share authorized. As at December 31, 2017, there was no outstanding preferred stock.

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 31, 2017		January 1, 2017		January 3, 2016
	Number of shares	$	Number of shares	$	Number of shares	$

Common Stock

Balance at beginning of the period	16,510,180	$391	16,485,055	$391	16,417,276	$390
Shares issued pursuant to:
Conversion of restricted stock units	482,447	5	25,125	—	67,779	1

Balance at end of the year	16,992,627	$396	16,510,180	$391	16,485,055	$391

Total Common Stock		$396		$391		$391

 Exchangeable shares:

During the year ended December 31, 2017, January 1, 2017 and January 3, 2016 there were no issued or outstanding exchangeable shares.

7.	Stock-based compensation

2010 Incentive Plan:

In July 2010, the Company approved a stock incentive plan, the 2010 SMTC Incentive Plan (the “2010 Plan”). The 2010 Plan permitted the issuance of up to 350,000 shares plus an additional number of shares determined by the Board of Directors but not to exceed 1% of the total number of fully diluted shares outstanding per year. Options vest over a one to three year period and expire five to ten years from their respective date of grant.

In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and approved by the stockholders, in addition to annual increases authorized based on the evergreen annual increase formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares. The evergreen annual increases based on the formula of the 2010 Plan was 182,171 shares in 2016 and 194,394 shares in 2017. The total number of shares remaining available for future issuance under the 2010 Plan as at December 31, 2017 is 1,148,459.

Stock options

The Company settles its stock options in shares of common stock. A summary of stock option activity under the Incentive Plans for the years ended January 3, 2016, January 1, 2017 and December 31, 2017 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 28, 2014	817,212	$2.07
Options granted	—	$—
Options forfeited	(95,431)	$2.03
Options expired	(66,667)	$3.11
Options exercised	—	$—
Outstanding balance at January 3, 2016	655,114	$1.98
Options granted	387,255	$1.33
Options forfeited	(363,847)	$1.46
Options expired	(61,756)	$3.46
Options exercised	—	$—
Outstanding balance at January 1, 2017	616,766	$1.82
Options granted	1,468,716	$1.29
Options forfeited	(40,722)	$1.80
Options expired	(174,007)	$1.89
Options exercised	—	$—

Outstanding balance at December 31, 2017	1,870,753	$1.39	$61	8.6

Exercisable balance at December 31, 2017	324,696	$1.86	$—	5.1

The estimated fair value of stock options is determined using the Black-Scholes option pricing model (excluding stock options that contain performance vesting conditions) and are amortized over the vesting period on a straight line basis. The Company estimates the expected term of the stock options based on evaluating historical exercise data. The Company considers exercise data based on employee behavior when developing the expected term assumptions. The computation of expected volatility is based on the Company’s historical volatility from its traded common stock over the expected term of the stock option grants. The interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The following weighted average assumptions were used in calculating the estimated fair value of stock options used to compute stock-based compensation expenses:

	Year ended December 31, 2017		Year ended January 1, 2017	Year ended January 3, 2016
Black-Scholes weighted-average assumptions

Expected dividend yield		N/A	0.0%		N/A
Expected volatility		N/A	43.8%		N/A
Expected forfeiture		N/A	29.0%		N/A
Risk-free interest rate		N/A	1.33%		N/A
Expected stock option life in years		N/A	4.0		N/A

Weighted-average stock option fair value per stock option granted	$	N/A	$0.48	$	N/A

Certain stock options granted during 2017 have market-based performance conditions such that tranches of stock awards vest and are issuable only if the Company’s common stock meets or exceeds a specified target market prices during the vesting period as defined by the administrator of the 2010 Plan. If the market-based performance conditions are not met during the option life (10 years), the stock options will not vest and will expire. These stock options with market-based performance conditions have been valued using the Binomial Model. The following weighted average assumptions were used in calculating the estimated fair value of awards with market-based performance conditions used to compute stock-based compensation expenses:

	Year ended December 31, 2017	Year ended January 1, 2017 (1)		Year ended January 3, 2016 (1)
Binomial Model weighted-average assumptions

Stock Price	1.29		N/A		N/A
Expected volatility	43.0%		N/A		N/A
Expected forfeiture	30.0%		N/A		N/A
Risk-free interest rate	1.02%		N/A		N/A
Expected stock option life in years	4.9		N/A		N/A

Weighted-average stock option fair value per award granted	$0.30	$	N/A	$	N/A

(1) No stock options with market-based performance conditions were granted in fiscal 2016 or 2015.

During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $75, $78 and $175, respectively.

During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, 53,622, 112,739 and 257,430 options vested, respectively. As at December 31, 2017, compensation expense of $460 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 31, 2017:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
355,881	1.80	200,977	1.80
50,000	2.02	50,000	2.02
50,000	2.19	50,000	2.19
71,156	1.33	23,719	1.33
1,007,787	1.23	—	—
335,929	1.26	—	—
1,870,753	$1.39	324,696	$1.86

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

Certain RSUs granted during 2016 have market-based performance conditions such that the awards vest and are issuable only if the market price of the Company’s common stock meets or exceeds a specified target during the vesting period as defined by the administrator of the 2010 Plan. If the market-based performance condition is not met, the RSUs will not vest and will be forfeited. The RSUs with market-based performance conditions have been valued using the Binomial Model. The following weighted average assumptions were used in calculating the estimated fair value of awards with market-based performance conditions used to compute stock-based compensation expenses:

	Year ended December 31, 2017 (1)		Year ended January 1, 2017	Year ended January 3, 2016 (1)
Binomial Model weighted-average assumptions

Stock Price		N/A	1.34		N/A
Expected volatility		N/A	42.2%		N/A
Expected forfeiture		N/A	29.0%		N/A
Risk-free interest rate		N/A	0.60%		N/A
RSU term in years		N/A	3.0		N/A

Weighted-average RSU fair value per award granted	$	N/A	$0.42	$	N/A

(1)	No RSU’s with market-based performance conditions were granted in 2017 or 2015. The RSU’s granted in 2017 only contained a time condition for vesting.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at December 28, 2014	520,433	$1.94
RSU granted	91,818	$1.47
RSU forfeited	(64,908)	$1.89
RSU converted into common shares	(67,779)	$1.80

Outstanding balance at January 3, 2016	479,564	$1.88	1.51

RSU granted	987,764	$0.84
RSU forfeited	(352,077)	$0.87
RSU converted into common shares	(25,125)	$1.99

Outstanding balance at January 1, 2017	1,090,126	$1.22	1.01

RSU granted	229,950	$1.50
RSU forfeited	(261,606)	$0.89
RSU converted into common shares	(482,447)	$1.72

Outstanding balance at December 31, 2017	576,023	$1.13	1.84

During the periods ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $357, $345, and $335, respectively, with respect to RSUs.

8.	Financial Instruments and Risks

Interest Rate Risk

The PNC Facilities bears interest at a floating rate. The weighted average interest rate incurred on the PNC Facilities for the year ended December 31, 2017 was 4.9%. Subject to the Twelfth Amendment, advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.8%. The applicable interest rate for the PNC Long-Term Debt Facility is U.S. base rate plus 1.3%. The base commercial lending rate should approximate prime rate. At December 31, 2017, the interest rates on the PNC Revolving Credit Facility and the PNC Long-Term Debt Facility were 5.3% and 5.8%, respectively.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$0.7
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(0.9)

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of forecasted Canadian dollar denominated payroll, rent and utility cash flows for the seven months of 2018, and Mexican peso denominated payroll, rent and utility cash flows for the seven months of 2018. These contracts were effective economic hedges, but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table (expressed in thousands of Canadian dollars and Mexican pesos) presents a summary of the outstanding foreign currency forward contracts as at December 31, 2017:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian dollar	Buy	CAD 1,940	$1,509
Mexican peso	Buy	MXN 99,000	$5,297

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on December 31, 2017 was $918 (2016 – unrealized gain of $831) (2015 – unrealized gain of $616) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on settled contracts during 2017 was $116 (2016 – realized loss $2,803) (2015 – realized loss $4,446), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	December 31, 2017	January 1, 2017
Average USD:CAD contract rate	1.29	1.34
Average USD:CAD mark-to-market rate	1.26	1.34
Average USD:PESO contract rate	18.69	18.47
Average USD:PESO mark-to-market rate	20.11	21.20

The derivative asset as at December 31, 2017 was $37 ($Nil as at January 1, 2017 and January 3, 2016) and derivative liability as at December 31, 2017 was $375 ($1,256 as at January 1, 2017) ($2,087 as at January 3, 2016) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange gain of $98 was recognized for the period ended December 31, 2017 ( January 1, 2017 – gain of $268, January 3, 2016 – gain of $347).

Credit Risk

     In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the year ended December 31, 2017, the Company recorded an additional provision for bad debt expense of $0.7 million related to one customer which experienced financial issues. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss or defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 31, 2017.

Liquidity Risk

         There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Debt Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. As at December 31, 2017, the Company’s liquidity is comprised of $5,536 in cash on hand and $5,295 of funds available to borrow under the PNC Revolving Credit Facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30,000 and PNC Long-Term Debt Facility of $10,000 are sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by PNC.

9.	Income taxes

The Company recorded the following income tax expense for the periods noted:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Current:
Federal/State	$18	$(63)	$28
Foreign	621	224	569

	639	161	597
Deferred:
Federal	—	—	—
Foreign	(79)	126	76

	(79)	126	76

Income tax expense	$560	$287	$673

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the periods noted:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Federal income tax expense (recovery)	$(2,550)	$20	$234
State income tax expense (recovery), net of federal tax benefit	26	(62)	29
Change in income tax rates due to tax reform	7,944	—	—
Loss (income) of foreign subsidiaries taxed at different rates	333	(161)	113
Change in valuation allowance	(6,146)	764	(2,205)
Foreign Tax Credit	302	—	—
Reassessment of losses by tax authority	—	(1,675)	—
Deemed income inclusion of foreign subsidiary	79	800	574
Expiry of operating loss carry forwards	441	439	843
Permanent and other differences	131	164	1,085

Income tax expense	$560	$287	$673

Income (loss) before income taxes consisted of the following for the periods noted:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Domestic (U.S.)	$(6,089)	$(3,710)	$3,205
Foreign (Non U.S.)	(1,196)	3,765	(2,536)

	$(7,285)	$55	$669

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 31, 2017	January 1, 2017
Deferred income tax assets:
Net operating loss carryforwards	$18,425	$23,844
Capital loss carryforwards	3,563	3,563
Tax credit carryforwards	3,104	3,407
Property, plant and equipment and other assets	1,529	2,015
Reserves, allowances and accruals	1,441	1,301

	28,062	34,130
Valuation allowance	(27,757)	(33,904)

Net deferred income tax assets	$305	$226

At December 31, 2017, the Company had total net operating loss carry forwards of $84.5 million, of which $53.5 million, $23.3 million and $7.7 million pertains to loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. $5.2 million will expire between 2018 and 2022, $15.2 million will expire in 2023, $9.6 million will expire between 2025 and 2029, $19.8 million will expire in 2030, $24.2 million will expire between 2031 and 2033, $6.9 million will expire between 2034 and 2037 and the remainder of $3.6 million is available for indefinite carryforward.

At December 31, 2017 and January 1, 2017, the Company had no gross unrecognized tax benefits associated with uncertain tax positions. During 2016 the Company recognized tax benefits of $287 associated with uncertain tax positions which resulted in a favorable impact on the Company's effective tax rate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its U.S. deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In 2017, management has concluded that a full valuation allowance continues to be recorded against the deferred tax assets associated with the U.S, Asian and Canadian jurisdictions as those assets are not likely to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax assets of $8.0 as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to the valuation allowance.

10.	Earnings (loss) per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

Number of common shares	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Basic weighted average shares outstanding	16,788,231	16,504,106	16,421,478
Dilutive stock awards (a) (b)	—	—	—

Diluted weighted average shares outstanding	16,788,231	16,504,106	16,421,478

(a)	Dilutive stock awards include outstanding RSUs and in-the money stock options determined using the treasury stock method.

(b)

For the periods ended December 31, 2017, January 1, 2017and January 3, 2016, as a result of a net loss for the periods, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, dilutive stock awards would have been calculated as 608,102 for the period ended December 31, 2017 (1,060,049 for the period ended January 1, 2017 and 479,564 for the period ended January 3, 2016).

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

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Revenues
Mexico	$99,577	$102,546	$142,738
US	21,269	21,703	33,088
China	27,349	52,745	55,155
Total	$148,195	$176,994	$230,981
Intersegment revenue
Mexico	$(13)	$(530)	$(488)
US	(255)	(442)	(286)
China	(8,696)	(8,154)	(9,591)
Total	$(8,964)	$(9,126)	$(10,365)
Net external revenue
Mexico	$99,564	$102,016	$142,250
US	21,014	21,261	32,802
China	18,653	44,591	45,564
Total segment revenue (which also equals consolidated revenue)	$139,231	$167,868	$220,616

Site Contribution
Mexico	$7,515	$8,380	$9,784
US	(1,794)	(1,327)	913
China	(1,115)	4,196	3,099
Total	$4,606	$11,249	$13,796

Corporate expenses	10,174	11,061	12,560
Unrealized foreign exchange gain on unsettled forward exchange contracts	(918)	(831)	(616)
Restructuring charges	1,732	176	—
Interest expense	903	788	1,183
Earnings (loss) before income taxes	$(7,285)	$55	$669

Capital expenditures:

The following table contains additions including those acquired through capital leases, to property, plant and equipment for 2017, 2016 and 2015:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
Mexico	$480	$771	$735
U.S.	499	550	857
China	145	694	1,048
Segment total	1,124	2,015	2,640
Corporate and other	123	185	188
Total	$1,247	$2,200	$2,828

Segment assets:

	December 31, 2017	January 1, 2017
Property, plant and equipment (a)
Mexico	$7,518	$8,858
U.S.	1,188	2,314
China	1,380	3,046
Segment total	10,086	14,218
Corporate and other	183	219
Total	$10,269	$14,437

Total segment assets
Mexico	$47,835	$42,275
U.S.	12,748	9,482
China	8,011	15,489
Segment total	68,594	67,246
Corporate and other	1,262	1,758
Total	$69,856	$69,004

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues:

The following table contains geographic revenues based on our customer invoicing location:

	Year ended December 31, 2017	Year ended January 1, 2017	Year ended January 3, 2016
U.S.	$108,783	$114,850	$167,229
Canada	19,986	37,845	31,275
Europe	—	1,833	4,481
China	4,961	6,832	3,336
Africa	5,501	6,508	14,295
Total	$139,231	$167,868	$220,616

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

During the period ended December 31, 2017, two customers each comprised 12% of revenue from across all geographic segments. At December 31, 2017, three customers comprised 40% (14%, 14% and 12%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

During the period ended January 1, 2017, two customers comprised 16% and 12%, respectively of revenue from across all geographic segments. At January 1, 2017, one customer represented 12% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

During the period ended January 3, 2016, two customers individually comprised 13% and 11% of revenue from across all geographic segments. At January 3, 2016, one customer represented 17% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

12.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2018	$2,051
2019	1,299
2020	864
2021 and thereafter	268
Total	$4,482

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

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 31, 2017 with respect to this indemnity.

Operating lease expense for the periods ended December 31, 2017, January 1, 2017 and January 3, 2016 was $2,412, $2,296 and $2,358, respectively. For period ended December 31, 2017, $1,519 was included in cost of sales, $893 was included in selling general and administrative expenses. For period ended January 1, 2017, $1,558 was included in cost of sales, $738 was included in selling general and administrative expenses. For period ended January 3, 2016, $1,502 was included in cost of sales, $856 was included in selling general and administrative expenses.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 31, 2017 consist of insurance installments of $169 to be paid during 2018 ( January 1, 2017 - $187) ( January 3, 2016 - $218).

Purchase obligations not recorded on the balance sheet as at December 31, 2017 consist of open non-cancellable purchase orders for raw materials for $14,391 to be paid during calendar year 2018 ( January 1, 2017 - $13,602) ( January 3, 2016 - $13,215).

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

13.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the 401K plan were $125, $162 and $157 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

The Company has certain post-employment benefits related to employees in its Mexico facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $283 and $247 as at December 31, 2017 and January 1, 2017 respectively, which was classified within accrued liabilities in the consolidated balance sheet.

14.	Restructuring Charges

     During the year ended December 31, 2017, in accordance with the Restructuring Plan communicated on May 15, 2017, restructuring charges of $1,732 were incurred related to 49 full-time equivalents (“FTEs”) in Mexico, 102 FTEs in China, 22 FTEs in the U.S., and 10 FTEs in Canada. Additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. The closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially completed by the end of 2017. During the first quarter of 2016, one employee was terminated in the Markham, Ontario facility, which resulted in severance charges of $176 based on the termination payments that are being paid on a monthly until the first quarter of 2017. No restructuring charges were incurred in 2015.

15.	Related Party Transactions

       The Company incurred Director fees of $220, $220 and $246 for the years ended December 31, 2017, January 1, 2017and January 3, 2016, respectively. The Company incurred stock based compensation expense related to stock based awards for Directors of $110, $85 and $52 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. These charges were included in selling, general and administrative expenses.