Form 10-Q
period 2018-04-01
SMTC CORP
filed 2018-05-08
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 8, 2018, SMTC Corporation had 17,183,278 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	30

PART II OTHER INFORMATION		30

Item 1A	Risk factors	30

Item 6	Exhibits	32

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	April 1, 2018	December 31, 2017
Assets
Current assets:
Cash	$3,322	$5,536
Accounts receivable — net (note 4)	30,902	29,110
Unbilled contract assets (note 2)	5,469	—
Inventories (note 4)	19,923	22,363
Prepaid expenses and other assets	2,511	2,142
Derivative assets (note 11)	—	37
Total current assets	62,127	59,188

Property, plant and equipment — net (note 4)	9,592	10,269
Deferred income taxes — net	389	305
Deferred financing costs — net	118	94
Total assets	$72,226	$69,856

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$10,041	$12,191
Accounts payable	28,866	25,028
Accrued liabilities (note 4)	6,053	4,877
Derivative liabilities (note 11)	19	375
Income tax payable	—	48
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	177	174
Total current liabilities	47,156	44,693
Long-term debt (note 5)	5,500	6,000
Capital lease obligations	42	89
Total liabilities	$52,698	$50,782

Shareholders’ equity:
Capital stock (note 6)	397	396
Additional paid-in capital	265,480	265,355
Deficit	(246,349)	(246,677)
	19,528	19,074
Total liabilities and shareholders’ equity	$72,226	$69,856

Commitments (note 12)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	April 1, 2018	April 2, 2017
Revenue (note 2)	$37,120	$33,178
Cost of sales (note 12)	33,270	29,621
Gross profit	3,850	3,557

Selling, general and administrative expenses	3,509	3,762
Operating income (loss)	341	(205)
Interest expense (note 4)	307	179
Net income (loss) before income taxes	34	(384)
Income tax expense (recovery) (note 7):
Current	110	127
Deferred	(84)	(134)
	26	(7)
Net income (loss) and comprehensive income (loss)	8	(377)
Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average number of shares outstanding (note 8):
Basic	17,041,504	16,660,900
Diluted	17,523,890	16,660,900

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended April 1, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606 (note 2)	—	—	—	320	320
RSU vested and issued in common shares	99,746	1	(1)	—	—
Stock-based compensation	—	—	126	—	126
Net income	—	—	—	8	8
Balance, April 1, 2018	17,092,373	$397	$265,480	$(246,349)	19,528

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	April 1, 2018	April 2, 2017
Cash provided by (used in):
Operations:

Net income (loss)	$8	$(377)

Items not involving cash:

Depreciation	774	979
Unrealized foreign exchange gain on unsettled forward exchange contracts	(319)	(1,272)
Deferred income taxes	(84)	(134)
Amortization of deferred financing fees	9	5
Stock-based compensation	126	203

Change in non-cash operating working capital:
Accounts receivable	(1,793)	(1,747)
Unbilled contract assets	(1,735)	—
Inventories	(974)	(2,129)
Prepaid expenses and others assets	(369)	(84)
Income taxes payable	(48)	(160)
Accounts payable	3,837	(1,490)
Accrued liabilities	1,184	416
	616	(5,790)
Financing:
(Repayments) net advance of revolving credit facility	(2,149)	2,744
Repayment of long-term debt	(500)	(500)
Debt issuance and deferred financing fees	(33)	—
Principal repayment of capital lease obligations	(44)	(183)
	(2,726)	2,061
Investing:
Purchase of property, plant and equipment	(104)	(511)
	(104)	(511)
Decrease in cash	(2,214)	(4,240)
Cash, beginning of period	5,536	8,503
Cash, end of the period	$3,322	$4,263

Supplemental Information
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	16	37

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,350 employees of which 1,087 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018, except for the adoption of the new accounting policy for revenue recognition and the impact on our current accounting policy for inventory, which are outlined in Note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at December 31, 2017 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	ASC 606: Revenue from Contracts with Customers

General description of the new guidance

Effective January 1, 2018, the Company applied a modified retrospective adoption of ASC 606: Revenue from Contracts with Customers. The primary impact of the new standard results in a change to the timing of the Company’s revenue recognition policy for our custom manufacturing services to recognizing revenue “over time” as products are manufactured as opposed to a “point in time” model upon shipment (prior revenue recognition policy). The transitional adjustment results in the recognition of unbilled contract assets for revenue with a corresponding reduction in finished goods and work-in-process inventory. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to its opening deficit balance at January 1, 2018 included in shareholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Satisfaction of performance obligations

The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer or customer designated location. Revenue is derived primarily from the sale of these electronics components that are built to customer specifications. Revenue from the sale of products is recognized as goods are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing labor inputs to measure progress towards satisfying its performance obligation associated with WIP inventory.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of any excess inventory to the customer is recognized at a point in time when control transfers, which is typically when title passes to the customer upon shipment. The Company also derives revenue from the sale of procured finished goods, specifically for resale. Revenue from the sales of these goods is recognized when control transfers at a point in time, which is typically when title passes to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized over time as services are performed.

Impact of adoption of ASC 606

The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet in connection with the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018

Assets
Inventories	$22,363	$(3,414)	$18,949
Unbilled contract assets	—	3,734	3,734

Shareholders’ Equity
Deficit	19,074	320	19,394

The following table presents the impacted financial statements line items in the consolidated balance sheet as of April 1, 2018:

	Balances Without Adoption of ASC 606	Impact of Change	As Reported

Unbilled contract assets	—	5,469	5,469
Inventories	25,021	(5,098)	19,923

Shareholders’ Equity - Deficit	(246,720)	371	(246,349)

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive income (loss) for the three months ended April 1, 2018:

	Without Adoption of ASC 606	Impact of Change	As Reported

Revenues
Revenue	$35,385	$1,735	$37,120

Cost of sales	31,586	1,684	33,270
Gross profit	3,799	51	3,850
Income tax expense	26	—	26
Net income (loss)	(43)	51	8

As part of the adoption of ASC 606 the company also considered the impact on income taxes and earnings per share. The adoption had a nominal impact on these items and are not presented in the tables above.

Critical accounting policies and estimates under ASC 606

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 to the consolidated financial statements included on the Company’s Form 10-K, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are updated as a result of the adoption of ASC 606 and are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Revenue is derived primarily from the sale of electronics components that are built to customer specifications. Revenue from the sale of products is recognized as goods are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing labor inputs to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized at a point in time, or when title passes to the customer which occurs when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for finished goods that are recognized at a point in time. In accordance with the adoption of ASC 606, the Company no longer reports finished goods [with the exception of inventory procured for resale whereby performance obligations are recognized at a point in time] and work in process inventories, as these are included within unbilled contract assets. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment. Parts inventory is valued at lower of cost and net realizable value.

Estimation of the percentage of completion in satisfying its performance obligation

The Company records an unbilled contract asset for revenue related to its WIP when the manufacturing process has commenced and there is a non-cancellable customer purchase order.  The Company uses direct manufacturing labor inputs to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory.  If assumptions change related to the inputs or outputs utilized to estimate the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

3.	Recently Adopted Accounting Pronouncements

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. The impact of the adoption of the standard is outlined in more detail on note 2 to these consolidated financial statements.

In January 2016, the FASB published ASU 2016-01: Financial Instruments - Overall (Topic 825-10). The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of the standard had no material impact on the consolidated financial statements as at April 1, 2018.

In August 2016, the FASB published ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendment is effective for years beginning after December 15, 2017 including interim periods within those years. The impact of the adoption of this standard had no impact on the consolidated statements of cash flows.

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. Early adoption is permitted. The impact of adoption of the standard is expected to result in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance. The impact of the adoption of this standard had no impact on the consolidated statements of cash flows as there were no restricted cash balances in any periods presented.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment requires that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is expected to result in the recognition of all leases with the corresponding assets and liabilities recorded in the consolidated financial statements. Management is currently evaluating the qualitative and quantitative impact of this standard.

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

Consolidated Balance Sheets

Accounts receivable – net:

	April 1, 2018	December 31, 2017
Trade accounts receivable	$30,604	$28,793
Other receivables	298	317
Allowance for doubtful accounts	—	—
Total	$30,902	$29,110

Unbilled contract assets

	April 1, 2018	December 31, 2017
Opening balance – January 1, 2018	$3,734	$—
Contract assets invoiced	(3,734)	—
Unbilled contract assets	5,469	—
Ending balance	$5,469	$—

Inventories:

	April 1, 2018	December 31, 2017
Raw materials	$18,786	$17,668
Work in process	—	1,874
Finished goods (1)	1,005	3,029
Parts	577	411
Provision for obsolescence	(445)	(619)
Total	$19,923	$18,949

(1)

Finished goods represent inventory the Company procured for resale and revenue will be recognized at a point in time when the performance obligation has been satisfied and control of the finished goods has transferred to the customer.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	April 1, 2018	December 31, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,903	9,852
Machinery and equipment (a) (b)	30,336	30,319
Office furniture and equipment	522	534
Computer hardware and software	3,274	3,173
Leasehold improvements	2,100	2,160
	47,783	47,686

Less accumulated depreciation:
Land	—	—
Buildings	(8,764)	(8,619)
Machinery and equipment (a) (b)	(25,124)	(24,650)
Office furniture and equipment	(410)	(413)
Computer hardware and software	(2,742)	(2,622)
Leasehold improvements	(1,151)	(1,113)
	(38,191)	(37,417)
Property, plant and equipment—net	$9,592	$10,269

(a)

Included within machinery and equipment were assets under capital leases with costs of $533 and $533 and associated accumulated depreciation of $237 and $222 as of April 1, 2018 and December 31, 2017, respectively. The related depreciation expense for the three months ended April 1, 2018 and April 2, 2017 was $15 and $78, respectively.

(b)

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. As at April 1, 2018, the Company identified that operating results for its China segment asset group did not meet forecasted results, which was considered a triggering event related to its China segment asset group. The net carrying amount of the China asset group is $1,262. The Company estimated undiscounted cash flows and determined a recoverable amount of $1,056 in excess of the net carrying value, therefore no impairment loss was recorded in 2018. The key assumptions included in these cash flows are projected revenue based on management’s forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 10%, the recoverable amount in excess of the carrying amount would be reduced to $731. As such, the Company continues to monitor for impairment triggers each quarter, which may result in future impairments in this asset group.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	April 1, 2018	December 31, 2017
Customer related	$1,433	$936
Payroll	2,811	2,485
Professional services	407	328
Restructuring	95	109
Vendor related	740	493
Other	567	526
Total	$6,053	$4,877

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended
	April 1, 2018	April 2, 2017
Long-term debt	$109	$109
Revolving credit facility	175	54
Amortization of deferred financing fees	9	5
Obligations under capital leases	14	11
Total	$307	$179

5.	Debt

(a) Revolving credit and long-term debt facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the terms of a revolving credit facility (the “PNC Revolving Credit Facility”) and a long-term debt facility (the “Long-Term Debt Facility” and, together with the PNC Revolving Credit Facility, the “PNC Facilities”). The PNC Facilities have terms ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate.

The maximum amount of funds available under the PNC Revolving Credit Facility is $30,000. Availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under the PNC Revolving Credit Facility. As at April 1, 2018 the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $9,581 ( December 31, 2017 - $5,295).

On March 28, 2018, the Company entered into the Thirteenth Amendment (“Thirteenth Amendment”) of the Revolving Credit and Security Agreement, which was initially entered into on September 14, 2011 with PNC.

Pursuant to the Thirteenth Amendment, the Lender has made a facility available to fund the purchase of equipment to a maximum amount of $3,000 (the “Equipment Facility”). Loans advanced for the purchase of equipment in Mexico specifically shall not exceed $2,000 in aggregate. All such advances under the Equipment Facility shall not exceed eighty percent (80%) of the net cost of the equipment being purchased. The Equipment Facility has been available to the Company during the period commencing on the March 28, 2018 and ending on December 31, 2018 (the “Borrowing Period”). At the end of the Borrowing Period, the Company will be required to repay the Equipment Facility over a three (3) year period, payable monthly. The Thirteenth Amendment sets the applicable interest rate margins (which margins are added to an interest rate based upon LIBOR or the U.S. base rate, as applicable, to determine the applicable interest rate) based on U.S. base rate plus 1.75%. The Equipment Facility is governed by the terms and conditions of the PNC Facilities and as such has a term ending on January 2, 2021.

The PNC Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity.

At April 1, 2018, $10,041 ( December 31, 2017 - $12,191) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At April 1, 2018, $7,500 ( December 31, 2017 – $8,000) was outstanding under the PNC Long-Term Debt Facility.

At April 1, 2018, $Nil was outstanding under the PNC Equipment Loan.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the credit agreement governing the PNC Facilities).  The Company must maintain a minimum fixed charge coverage ratio is in effect for the six months ended April 1, 2018, nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021.

The Company is in compliance with the financial covenants included in the PNC Facilities as of April 1, 2018.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 31, 2017	16,992,627	$396
Share issuance	99,746	1
Balance as April 1, 2018	17,092,373	$397

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. During the three month period ended April 1, 2018, 335,929 stock options were granted. A summary of stock option activity for the three month period ended April 1, 2018 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2017	1,870,753	$1.39	61	8.6

Options granted	335,929	$2.07
Options forfeited	(316,180)	$1.25
Outstanding at April 1, 2018	1,890,502	$1.54	$1,381	8.2
Exercisable at April 1, 2018	624,689	$1.59	$425	6.0

During the three month periods ended April 1, 2018 and April 2, 2017, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $ 25 and $12, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

6.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. There were no RSUs granted during the three months ended April 1, 2018. A summary of the RSU activity for the three month period ended April 1, 2018 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2017	576,023	$1.13	1.84
RSU vested and issued in common shares	(99,746)	$1.40
RSU forfeited	(25,376)	$1.33
Outstanding balance at April 1, 2018	450,901	$0.93	1.49

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended April 1, 2018 and April 2, 2017 related to the restricted stock units was $101 and $191.

7.	Income taxes

During the three month period ended April 1, 2018 and April 2, 2017, the Company recorded current income tax expense of $110 and $127, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $84 and $134, respectively, in connection with temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	April 1, 2018	April 2, 2017
Basic weighted average shares outstanding	17,041,504	16,660,900
Dilutive stock awards (a) (b)	482,386	—
Diluted weighted average shares outstanding	17,523,890	16,660,900

(a)

For the three months ended April 1, 2018, as a result of net income for the period, dilutive earnings per share were calculated using the treasury stock method. The dilutive stock awards have been calculated as 482,386 for the three months ended April 1, 2018 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three months ended April 2, 2017, as a result of net losses for the periods, dilutive earnings per share were calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net income for the periods, dilutive stock awards would have been calculated as 887,138 for the three months ended April 2, 2017, respectively related to outstanding unvested restricted stock units and incremental in-the-money stock options.

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

	Three months ended
	April 1, 2018	April 2, 2017
Revenues
Mexico	$29,073	$22,491
China	5,233	8,322
U.S.	5,255	4,982
Total	$39,561	$35,795
Intersegment revenue
Mexico	$(120)	$(12)
China	(2,227)	(2,511)
U.S.	(94)	(94)
Total	$(2,441)	$(2,617)
Net external revenue
Mexico	$28,953	$22,479
China	3,006	5,811
U.S.	5,161	4,888
Total segment revenue (which also equals consolidated revenue)	$37,120	$33,178
Site Contribution
Mexico	$2,506	$1,347
China	128	425
U.S.	23	(435)
Total	$2,657	$1,337
Corporate allocations	2,635	2,814
Unrealized foreign exchange gain on unsettled forward exchange contracts	(319)	(1,272)
Interest	307	179
Income (loss) before income taxes	$34	$(384)

9.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	April 1, 2018	April 2, 2017
Mexico	$88	$155
China	—	66
U.S.	6	75
Segment total	94	296
Corporate and other	3	5
Total	$97	$301

Property, plant and equipment (a)

	April 1, 2018	December 31, 2017
Mexico	$7,058	$7,518
China	1,262	1,380
U.S	1,110	1,188
Segment total	9,430	10,086
Corporate and other	162	183
Segment assets	$9,592	$10,269

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three months ended April 1, 2018 and April 2, 2017:

	Three months ended
	April 1, 2018	April 2, 2017
U.S.	$30,130	$25,938
Canada	5,161	5,422
China	1,829	1,311
Africa	—	507
Total	$37,120	$33,178

9.	Segmented information cont’d

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

During the three months ended April 1, 2018, four customers exceeded 10% of total revenues, comprising of 45.8% of total revenue across all geographic segments. During the three months ended April 2, 2017, one customer exceeded 10% of total revenues, comprising of 10.7% of total revenue across all geographic segments.

As of April 1, 2018, two customers represented 20% and 14% ( December 31, 2017, three customers represented 14%, 14% and 12%, respectively of the Company’s trade accounts receivable. No other customers exceeded 10% of the Company’s trade accounts receivable.

10.	Assessment of Liquidity Risk

As at April 1, 2018, the Company’s liquidity is comprised of $3,322 (as at December 31, 2017, $5,536) in cash on hand and $9,581 (as at December 31, 2017, $5,295) of funds available to borrow under the PNC Revolving Credit Facility (as defined in Note 5). In addition, the Company negotiated the Thirteenth Amendment to the PNC Facilities, which provides additional capital of up to $3,000 (subject to a limit of $2,000 in the aggregate for loans advanced for the purchase of equipment which will be located specifically in Mexico) to acquire capital equipment to support the Company’s growth primarily in the Mexico facility. The Company is in compliance with the financial covenants included in the PNC Facilities as at April 1, 2018. Based on management’s updated forecasted cash flows, the Company anticipates that it will continue to be in compliance with the amended financial covenants in the PNC Facilities for fiscal 2018 and beyond.

Management believes that the Company will be able to satisfy its liquidity needs, for at least but not limited to, the twelve months from the issuance date of these financial statements.

11.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian dollar and Mexican Peso denominated payroll, rent and utility cash flows to the end of July 2018. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into net earnings in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at April 1, 2018:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	1,100 CAD	$870
Mexican Peso	Buy	55,000 MXN	$2,988

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on April 1, 2018 was $319 ( April 2, 2017 – $1,272 unrealized gain) which was included in cost of sales in the interim consolidated statement of operations and comprehensive loss. The realized gain on settled contracts was $48 ( April 2, 2017 – $465 realized loss), which is also included in of cost of sales. Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	April 1, 2018	December 31, 2017
Average USD:CAD contract rate	1.26	1.29
Average USD:CAD mark-to-market rate	1.29	1.26
Average USD:PESO contract rate	18.41	18.69
Average USD:PESO mark-to-market rate	18.43	20.11

The derivative assets as at April 1, 2018 was $Nil ( December 31, 2017 – $37) and derivative liabilities was $19 ( December 31, 2017 – $375) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange loss of $113 was recognized for the three months ended April 1, 2018 ( April 2, 2017 – gain of $90).

12.	Commitments

Purchase obligations not recorded on the balance sheet as at April 1, 2018 consist of open non-cancellable purchase orders for raw materials for $18,494 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 31, 2017 consisted of open non-cancellable purchase orders for raw materials for $14,394 to be paid within 12 months of the PO issue date.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 8, 2018. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 8, 2018, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services (“EMS”) including product design and sustaining engineering services, printed circuit board assembly (“PCBA”), production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration-to-order, build-to-order and direct order fulfilment. Our facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,350 employees of which 1,087 are full-time employees. Our services extend over the entire electronic product life-cycle, from the development and introduction of new products to growth, maturity and end-of-life phases. We offer fully-integrated contract manufacturing services to global original equipment manufacturers (“OEMs”), and technology companies, primarily within the industrial, computing and communications, power and energy and medical industries. In addition, we operate an international sourcing and procurement office in Hong Kong and maintain our corporate headquarters in Markham, Canada.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended April 1, 2018 compared with the quarter ended April 2, 2017:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended April 1, 2018		Three months ended April 2, 2017 (Note 1)		Change 2017 to 2018
	$	%	$	%	$	%
Revenue	37.1	100.0	33.2	100.0	3.9	11.7
Cost of sales	33.3	89.8	29.6	89.2	3.7	12.5
Gross profit	3.8	10.2	3.6	10.8	0.2	5.6
Selling, general and administrative expenses	3.5	9.4	3.8	11.4	(0.3)	(7.9)
Operating income (loss)	0.3	0.8	(0.2)	(0.6)	0.5	250.0
Interest expense	0.3	0.8	0.2	0.6	0.1	50.0
Income (loss) before income taxes	(0.0)	0.0	(0.4)	(1.2)	0.4	100.0
Income tax expense (recovery)
Current	0.1	0.3	0.1	0.3	0.0	0.0
Deferred	(0.1)	(0.3)	(0.1)	(0.3)	0.0	0.0
	0.0	0.0	(0.0)	0.0	0.0	0.0
Net income (loss)	0.0	0.0	(0.4)	(1.2)	0.0	100.0

Note 1:  The three months ended April 2, 2017 operating results are reported under ASC 605 (former revenue recognition standard) and have not been restated to conform with current standards

Revenue

Industry Sector	Three months ended April 1, 2018		Three months ended April 2, 2017		Change
	$	%	$	%	$	%
Industrial	15.5	41.8	14.5	43.7	1.0	6.9
Networking and Communications	10.8	29.1	11.1	33.4	(0.3)	(2.7)
Power and Energy	3.0	8.1	1.5	4.5	1.5	100.0
Medical	7.8	21.0	6.1	18.4	1.7	27.9
Total	37.1	100.0	33.2	100.0	3.9	11.7

Revenue increased $3.9 million to $37.1 million for the first quarter of 2018 from $33.2 million in the first quarter of 2017. Revenue growth from our operations in Mexico for the first quarter was primarily due to two new customers from 2017 with increased demand, representing increased revenue of $4.5 million in the medical sector and $2.1 million in the power and energy sector, respectively. One long standing industrial sector customer serviced in Mexico also experienced increased demand representing $1.8 million in additional revenue. These increases were partially offset by a $1.8 million reduction from one networking and communications customer previously serviced in Mexico that transferred its business to other contract manufacturers during early 2017. China experienced a revenue decline of $3.0 million from one medical sector customer that had no demand in the first quarter.

Demand from customers for delivery of products during the second quarter of 2018 has increased. To satisfy this increased demand, we must increase our inventory levels, as measured on April 1, 2018. In accordance with ASC 606, we recognize revenue based on the Company’s performance obligations performed in the manufacturing of its finished goods and work on process inventory. As a result, we recognized a net increase in revenue of $1.7 million during the quarter due to higher inventory levels at the end of the first fiscal quarter of 2018 when compared to the same period in 2017.

The Company recorded approximately $ 0.3 million of revenue from sales of raw materials inventory to customers during the first quarter of 2018 and the first quarter of 2017. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 79.1% of revenue during the first quarter of 2018, compared with 76.9% in the first quarter of 2017. Revenues from the four largest customers during the first quarter of 2018 were $5.0 million, $4.5 million, $3.8 million, and $3.7 million representing 13.4%, 12.1%, 10.2% and 10.1% respectively of total revenue. This compares with revenue from the largest customer during the first quarter of 2017 of $3.5 million, representing 10.7% of total revenue. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2018, 78.0% of our revenue was attributable to production from our operations in Mexico, 13.9% of our revenue was attributable to production from our operations in the U.S. and 8.1% of our revenue was attributable to production from our operations in China. During the first quarter of 2017, 67.8% of our revenue was attributable to production from our operations in Mexico, 14.7% of our revenue was attributable to production from our operations in the U.S. and 17.5% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the first quarter of 2018 increased by $0.3 million to $3.9 million or 10.5% of revenue compared with $3.6 million or 10.8% of revenue for the same period in 2017. This was due primarily to the $3.9 million increase in revenue quarter over quarter, favorable foreign exchange rates on settled forward exchange contracts and reduced direct costs when compared to the same period in the prior year. When excluding unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross profit was $3.5 million or 9.6 % of revenue for the first quarter of 2018 compared with $2.3 million or 6.9% of revenue for the first quarter of 2017.

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Three months ended April 1, 2018	Three months ended April 2, 2017
Gross profit	$3,850	$3,557
Deduct:

Unrealized foreign exchange gains on unsettled forward exchange contracts	(319)	(1,272)
Adjusted gross profit	$3,531	$2,285
Adjusted gross profit percentage	9.5%	6.9%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the first quarter of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $ 0.3 million, and a realized gain of $0.05 million. Included in cost of sales for the first quarter of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.3 million, and a realized loss of $0.5 million. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	April 1, 2018	December 31, 2017
Average USD:CAD contract rate	1.26	1.29
Average USD:CAD mark-to-market rate	1.29	1.26
Average USD:PESO contract rate	18.41	18.69
Average USD:PESO mark-to-market rate	18.43	20.11

EBITDA and Adjusted EBITDA Reconciliation:

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

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Three months ended April 1, 2018	Three months ended April 2, 2017
Net income (loss)	$8	$(377)
Add:

Depreciation	774	979
Interest	307	179
Income taxes	26	(7)
EBITDA	$1,115	$774

Add:

Stock based compensation	126	203
Unrealized foreign exchange gain on unsettled forward exchange contracts	(319)	(1,272)
Adjusted EBITDA	$922	$(295)

Adjusted EBITDA for three months ended April 1, 2018 increased by $1.2 million to $0.9 million compared with $(0.3) million for the same period in 2017 due to the increase in gross profit, which was due to restructuring activities which reduced costs when compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.3 million during the first quarter of 2018 to $3.5 million from $3.8 million for the same period in 2017. The decrease was primarily due to cost savings related to the restructuring plan, implemented in May 2017, in addition to reduced rent and operating costs arising out of our corporate office move, which occurred during the second quarter of 2017. These costs reductions were partially offset by the hiring of a Chief Operating Officer and a Vice President of Customer Acquisition which were positions created after the first quarter of 2017 and a new Chief Financial Officer, who was hired during the first quarter of 2018. In addition, during the transition to the new Chief Financial Officer, our former Chief Financial Officer received ongoing salary and the Company recorded severance costs of $0.1 million for our former Chief Financial Officer in the first quarter of 2018.

Interest Expense

Interest expense was $0.3 million in the first quarter of 2018 compared to $0.2 million for the same period in the prior year due to a higher interest rates in the first quarter of 2018 compared to the same period in 2017. The weighted average interest rates with respect to the debt facilities was 5.5 % and 4.4% for each of the first quarters of 2018 and 2017, respectively. In addition, average debt balance on our PNC Revolving Credit Facility was higher in the first quarter of 2018 compared to the same period in the prior year.

Income Tax Expense

The Company recorded current income tax expense of $0.1 million for each of the first quarter 2018 and 2017 in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $0.1 million and $0.1 million, respectively, in connection with temporary differences related to the Mexican operations.

Liquidity

As at April 1, 2018, the Company’s liquidity is comprised of $3.3 million in cash on hand and $9.6 million of funds available to borrow under the PNC Facilities. The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30.0 million which is restricted based on certain borrowing base conditions.

Net cash generated in operating activities during the three months ended April 1, 2018 was $0.6 million. Accounts payable had increased $3.9 million due to an increase in inventory levels and timing of payments. Unbilled contract assets increased $1.7 million resulting from an increased level of production for non-cancellable customer purchase orders when compared to year-end due to second quarter customer demand. As a result, accounts payable days outstanding increased to 70 days for the first quarter of 2018 compared to 66 days for the first quarter of 2017. This is higher inventory purchases which increased accounts payable at the quarter end. Inventory turnover, on an annualized basis was 5 times for the first quarter of 2018 and 2017. Accounts receivable days sales outstanding decreased to 64 days from 67 days for the first quarter of 2018 compared to the first quarter of 2017 primarily the result of a higher weighting of sales in the final month of the quarter when compared to the same period in the prior year, resulting in a larger balance of accounts receivable which was not past due at the end of the quarter.

Net cash used in financing activities during the first quarter of 2018 was $2.7 million compared to net cash provided by $2.1 million for the first quarter of 2017. During the first quarter of 2018, the Company made net repayments to the revolving debt of $ 2.1 million compared to net advances of $2.7 million for the same period in 2017. The Company also paid down its long-term debt in the amount of $0.5 million in both the first quarters of 2018 and 2017.

Net cash used in investing activities during the first quarter of 2018 was $0.1 million compared to $0.5 million in the first quarter of 2017 related to capital asset purchases.

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

In order to provide additional funding for the Company’s capital equipment requirements during fiscal 2018, the Company executed the Thirteenth Amendment with PNC on March 28th, 2018, which provides a $3.0 million Equipment Facility (subject to a limit of $2.0 million in the aggregate for the purchase of equipment which will be located specifically in Mexico) payable over 36 months, commencing January 1, 2019. The Equipment Facility bears interest based on the U.S. base rate plus 1.75%. The base commercial lending rate should approximate prime rate. The Thirteenth Amendment with PNC is further described in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2018, which is incorporated herein by reference.

We believe that cash generated from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital equipment expenditures and working capital needs at our current level of operations for the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bear interest at floating rates. The weighted average interest rate incurred on the PNC Facilities for the quarter ended April 1, 2018 was 5.5%. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The Equipment Loan bears interest based on the U.S. base rate plus 1.75%. The base commercial lending rate should approximate prime rate.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$1.1
10% decrease in both the CAD and PESO foreign exchange rates (million)	$1.3

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 31, 2018.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30 million, subject to certain borrowing restrictions is sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at April 1, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5 Other Information

A severance and general release agreement [“release agreement”] was executed on May 2, 2018, by and between the Company and Roger Dunfield. The terms of the release agreement outlines the effective last day of employment of May 2, 2018 in addition to outlining the severance payment of $0.1 million, less applicable withholding taxes to be paid over a six month period. Subject to effectiveness and non-revocation of this Agreement, the Board of Directors of the Company has approved waiver of the Exercise and Sale Limitation for the 2017 Option, which has vested shares of 67,186. Accordingly, these options held by Mr. Dunfield will remain exercisable, to the extent vested, for three months after May 2, 2018. For further details, the release agreement is included in full which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SMTC Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SMTC CORPORATION

	By:	/s/ Edward Smith
	Name:	Edward Smith
	Title:	President and Chief Executive Officer

	By:	/s/ Steve Waszak
	Name:	Steve Waszak
	Title:	Chief Financial Officer (Principal Accounting Officer)
Date: May 8, 2018

EXHIBIT INDEX

10.1*	Severance and general release agreement dated as of May 2, 2018, by and between the Company and Roger Dunfield.

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2018.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith