Form 10-Q
period 2018-07-01
SMTC CORP
filed 2018-08-08
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

As of July 1, 2018, SMTC Corporation had 17,303,510 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Loss (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	34

PART II OTHER INFORMATION		34

Item 1A	Risk factors	34

Item 6	Exhibits	35

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	July 1, 2018	December 31, 2017
Assets
Current assets:
Cash	$1,953	$5,536
Accounts receivable — net (note 4)	32,125	29,110
Unbilled contract assets (notes 2 and 4)	6,808	—
Inventories (note 4)	25,214	22,363
Prepaid expenses and other assets	3,579	2,142
Derivative assets (note 10)	—	37
Total current assets	69,679	59,188

Property, plant and equipment — net (note 4)	11,732	10,269
Deferred income taxes — net	351	305
Deferred financing costs — net	121	94
Total assets	$81,883	$69,856
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$11,981	$12,191
Accounts payable	34,047	25,028
Accrued liabilities (note 4)	6,188	4,877
Derivative liabilities (note 10)	108	375
Income taxes payable	—	48
Current portion of equipment facility (note 5)	597	—
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	346	174
Total current liabilities	55,267	44,693

Equipment facility (note 5)	1,297	—
Long-term debt (note 5)	5,000	6,000
Capital lease obligations	450	89
Total liabilities	62,014	50,782

Shareholders’ equity:
Capital stock (note 6)	399	396
Additional paid-in capital	265,916	265,355
Deficit	(246,446)	(246,677)
	19,869	19,074
Total liabilities and shareholders’ equity	$81,883	$69,856

Commitments (note 11)

Subsequent event (note 12)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	$44,479	$32,995	$81,599	$66,173
Cost of sales (note 10)	40,196	31,575	73,466	61,196
Gross profit	4,283	1,420	8,133	4,977
Selling, general and administrative expenses	3,647	4,110	7,156	7,872
Impairment of property, plant and equipment	—	1,601	—	1,601
Restructuring charges	96	1,351	96	1,351
Operating earnings (loss)	540	(5,642)	881	(5,847)
Interest expense (notes 4)	403	217	710	396
Earnings (loss) before income tax expense	137	(5,859)	171	(6,243)
Income tax expense (recovery) (note 7):
Current	196	168	306	295
Deferred	38	(14)	(46)	(148)
	234	154	260	147
Net loss and comprehensive loss	$(97)	$(6,013)	$(89)	$(6,390)

Loss per share of common stock:
Basic	$(0.01)	$(0.36)	$(0.01)	$(0.38)
Diluted	$(0.01)	$(0.36)	$(0.01)	$(0.38)
Weighted average number of shares outstanding (note 8):
Basic	17,222,439	16,807,333	17,131,971	16,734,117
Diluted	17,222,439	16,807,333	17,131,971	16,734,117

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Six months ended July 1, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606 (note 2)	—	—	—	320	320
RSU vested and stock options exercised	310,883	3	358	—	361
Stock-based compensation	—	—	203	—	203
Net loss	—	—	—	(89)	(89)
Balance, July 1, 2018	17,303,510	$399	$265,916	$(246,446)	$19,869

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	July 1, 2018	July 2, 2017
Cash provided by (used in):
Operations:
Net loss	$(89)	$(6,390)
Items not involving cash:

Depreciation	1,543	1,950
Unrealized foreign exchange gain on unsettled forward exchange contracts	(230)	(1,556)
Impairment of property, plant and equipment	—	1,601
Deferred income taxes	(46)	(148)
Amortization of deferred financing fees	21	11
Stock-based compensation	203	196
Change in non-cash operating working capital:
Accounts receivable	(3,016)	1,084
Unbilled contract assets	(6,488)	—
Inventories	(2,851)	(4,421)
Prepaid expenses and other assets	(1,437)	436
Income taxes payable	(48)	(151)
Accounts payable	8,995	1,687
Accrued liabilities	1,361	821
	(2,082)	(4,880)
Financing:
Net advances (repayment) of revolving credit facility	(209)	2,757
Repayment of long-term debt	(1,000)	(1,000)
Advance of equipment facility	1,894	—
Principal payment of capital lease obligations	(94)	(308)
Proceeds from issuance of common stock	361	—
Deferred financing fees	(48)	(51)
	904	1,398
Investing:
Purchase of property, plant and equipment	(2,405)	(914)

Decrease in cash	(3,583)	(4,396)
Cash, beginning of period	5,536	8,503
Cash, end of the period	$1,953	$4,107

Supplemental Information

Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	43	21

Property, plant and equipment acquired through capital lease	533	—

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, computing and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018, except for the adoption of the new accounting policies related to revenue recognition and the respective impact on other policies such as inventory which is outlined in note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at December 31, 2017 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	ASC 606: Revenue from Contracts with Customers

General description of the new guidance

Effective January 1, 2018, the Company applied a modified retrospective adoption of ASC 606: Revenue from Contracts with Customers. The primary impact of the new standard results in a change to the timing of the Company’s revenue recognition policy for our custom manufacturing services to recognizing revenue “over time” as products are manufactured as opposed to a “point in time” model upon shipment (prior revenue recognition policy). The transitional adjustment resulted in the recognition of unbilled contract assets for revenue with a corresponding reduction in finished goods and work-in-process inventory. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to its opening deficit balance at January 1, 2018 included in shareholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Satisfaction of performance obligations

The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer or customer designated location. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications. Revenue is recognized as the customized components are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses an input method of direct manufacturing labor inputs to measure progress towards satisfying its performance obligation associated with WIP inventory.

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

Impact of adoption of ASC 606

The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet in connection with the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018

Assets
Inventories	$22,363	$(3,414)	$18,949
Unbilled contract assets	—	3,734	3,734

Shareholders’ Equity
Total shareholders’ equity	19,074	320	19,394

The following table presents the impacted financial statements line items in the consolidated balance sheet as of July 1, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported

Unbilled contract assets	$—	$6,808	$6,808
Inventories	31,578	(6,364)	25,214

Total shareholders’ equity	19,425	444	19,869

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive loss for the three months ended July 1, 2018:

	Without Adoption of ASC 606	Impact of change	As reported

Revenues
Revenue	$43,140	$1,339	$44,479

Cost of sales	38,929	1,267	40,196
Gross profit	4,211	72	4,283
Income tax expense	234	—	234
Net loss	(169)	72	(97)

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive loss for the six months ended July 1, 2018:

	Without Adoption of ASC 606	Impact of change	As reported

Revenues
Revenue	$78,525	$3,074	$81,599

Cost of sales	70,516	2,950	73,466
Gross profit	8,009	124	8,133
Income tax expense	260	—	260
Net loss	(213)	124	(89)

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

3.	Recently Adopted Accounting Pronouncements

In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. The impact of the adoption of the standard is outlined above more detail in note 2 to these consolidated financial statements.

In January 2016, the FASB published ASU 2016-01: Financial Instruments - Overall (Topic 825-10). The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of the standard had no material impact on the consolidated financial statements.

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

In June 2018, the FASB published ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendment simplifies the application of share-based payment accounting for non-employees. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is not expected to have a material impact on the consolidated financial statements.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

 Accounts receivable – net:

	July 1, 2018	December 31, 2017
Trade accounts receivable	$31,669	$28,793
Other receivables	410	317
Allowance for doubtful accounts	(46)	—
Total	$32,125	$29,110

 Unbilled contract assets:

	July 1, 2018	December 31, 2017
Opening – January 1, 2018	$3,734	$—
Contract assets addition	12,277
Contract assets invoiced	(9,203)	—
Ending	$6,808	$—

Inventories:

	July 1, 2018	December 31, 2017
Raw materials	$23,808	$19,157
Work in process	—	1,874
Finished goods (1)	804	1,540
Parts	769	411
Provision for obsolescence	(167)	(619)
Total	$25,214	$22,363

(1)

Finished goods represent inventory the Company procured for resale and revenue will be recognized at a point in time the performance obligation has been satisfied and control of the finished goods has transferred to the customer.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	July 1, 2018	December 31, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,903	9,852
Machinery and equipment (a) (c)	33,074	30,319
Office furniture and equipment	532	534
Computer hardware and software (b)	3,441	3,173
Leasehold improvements	2,140	2,160
	50,738	47,686
Less accumulated depreciation:
Land	—	—
Buildings	(8,874)	(8,619)
Machinery and equipment (a) (c)	(25,592)	(24,650)
Office furniture and equipment	(423)	(413)
Computer hardware and software (b)	(2,846)	(2,622)
Leasehold improvements	(1,271)	(1,113)
	(39,006)	(37,417)
Property, plant and equipment—net	$11,732	$10,269

(a)

Included within machinery and equipment were assets under capital leases with costs of $1,069 and $533 and associated accumulated depreciation of $258 and $222 as of July 1, 2018 and December 31, 2017, respectively. The related depreciation expense for the three months ended July 1, 2018 and July 2, 2017 was $21 and $55, respectively. The related depreciation expense for the six months ended July 1, 2018 and July 2, 2017 was $36 and $133, respectively.

(b)	Included within computer hardware and software are assets under capital leases with costs of $91 and $Nil as at July 1, 2018 and December 31, 2017 and associated accumulated depreciation of $5 and $Nil as at July 1, 2018 and December 31, 2017, respectively. The related depreciation expense for the three months ended July 1, 2018 and July 2, 2017 was $5 and $Nil, respectively. The related depreciation expense for the six months ended July 1, 2018 and July 2, 2017 was $5 and $3, respectively.

(c)	In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. As at July 1, 2018, the Company identified that operating results for its China segment asset group did not meet forecasted results for the six months ended July 1, 2018, which was considered a triggering event related to its China segment asset group. The net carrying amount of the China asset group is $1,161. The Company estimated undiscounted cash flows and determined a recoverable amount of $1,112 in excess of the net carrying value, therefore no impairment loss was recorded in 2018. The key assumptions included in these cash flows are projected revenue based on management’s forecast and corresponding margins. The estimate of undiscounted cash flows are sensitive to these key assumptions, for instance, if our revenue projections are lower by 10%, the recoverable amount in excess of the carrying amount would be reduced to $775. As such, the Company continues to monitor for impairment triggers each quarter, which may result in future impairments in this asset group.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	July 1, 2018	December 31, 2017
Customer related	$1,477	$936
Payroll	2,724	2,485
Professional services	307	328
Restructuring	137	109
Vendor related	696	493
Other	847	526
Total	$6,188	$4,877

Interim consolidated statements of operations and comprehensive loss

Interest expense:

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revolving credit facility	$224	$87	$400	$142
Long-term debt	107	117	214	226
Equipment facility	14	—	14	—
Amortization of deferred financing fees	11	7	21	11
Obligations under capital leases	47	6	61	17
Interest expense	$403	$217	$710	$396

5.	Debt

(a) Debt Facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility, PNC Long-Term Debt Facility and the PNC Equipment Facility (“PNC Facilities”). The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. The weighted average interest rate increased to 5.6% for the six months ended July 1, 2018 compared to 4.6% for the six months ended July 2, 2017.

As at July 1, 2018 the remaining funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $10,463 (December 31, 2017 - $5,295). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $30,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the Lender. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

On March 28, 2018, the Company entered into the Thirteenth Amendment (“Thirteenth Amendment”) of the Revolving Credit and Security Agreement, which was initially entered into on September 14, 2011 with PNC. Pursuant to the Thirteenth Amendment, the Lender has made a facility available to fund the purchase of capital equipment to a maximum amount of $3,000 (the “Equipment Facility”). Loans advanced for the purchase of capital equipment located in Mexico shall not exceed $2,000 in aggregate. The Equipment Facility is available to the Company during the period commencing on the March 28, 2018 and ending on December 31, 2018 (the “Borrowing Period”). At the end of the Borrowing Period, the Company will be required to repay the Equipment Facility over a three (3) year period, payable monthly with the balance of the equipment facility coming due on January 2, 2021 unless the PNC Facilities are extended. The Thirteenth Amendment sets the applicable interest rate margins (which margins are added to an interest rate based upon LIBOR or the U.S. base rate, as applicable, to determine the applicable interest rate) based on U.S. base rate plus 1.75%. The Equipment Facility is governed by the terms and conditions of the PNC Facilities and as such has a term ending on January 2, 2021. On June 29, 2018, the Company entered into the Fourteenth Amendment (“Fourteenth Amendment”) of the Revolving Credit and Security Agreement. Pursuant to the Fourteenth Amendment, the Lender has made certain adjustments to the definition of Adjusted EBITDA. In addition, the full $3,000 of the Equipment Facility can be utilized for capital equipment located in Mexico.

   The Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity. The PNC Equipment Facility of $1,894 matures on December 31, 2021 with monthly principal payment of $58 over a three year period, commencing January 1, 2019.

At July 1, 2018, $11,981 (December 31, 2017 - $12,191) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At July 1, 2018, $7,000 (December 31, 2017 – $8,000) was outstanding under the Long-Term Debt Facility.

At July 1, 2018, $1,894 (December 31, 2017 – $Nil) was outstanding under the PNC Equipment Facility.

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

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the Revolving Credit and Security Agreement governing the PNC Facilities).  The Company must maintain a minimum fixed charge coverage ratio in effect for the nine months ended July 1, 2018, twelve months ended September 30, 2018 and thereafter on a rolling twelve month basis until January 2, 2021.

The Company is in compliance with the financial covenants included in the PNC Facilities as of July 1, 2018.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 31, 2017	16,992,627	396
Share issuance (1)	310,883	3
Balance at July 1, 2018	17,303,510	399

(1)	310,883 new common shares resulted from 211,135 exercised stock options and 99,748 vested RSUs during the period.

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. The Company granted 335,929 stock options during the three and six months period ended July 1, 2018. A summary of stock option activity for the six months period ended July 1, 2018 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2017	1,870,753	$1.39	61	8.6

Options granted	335,929	$2.07
Exercised	(211,135)	1.71
Forfeited	(316,180)	$1.25
Outstanding at July 1, 2018	1,679,367	$1.52	$585	8.8
Exercisable at July 1, 2018	480,741	$1.60	$556	8.1

During the three month periods ended July 1, 2018 and July 2, 2017, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $34 and $11, respectively. During the six month periods ended July 1, 2018 and July 2, 2017, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $59 and $23, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSUs”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. There were 25,000 RSUs granted during the six months ended July 1, 2018. A summary of the RSUs activity for the six month period ended July 1, 2018 is as follows:

	Outstanding RSUs	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2017	576,023	$1.13	1.84
RSUs granted	25,000	$2.37
RSUs vested and issued in shares	(99,748)	$1.40
RSUs forfeited	(67,689)	$0.97
Outstanding balance at July 1, 2018	433,586	$0.98	1.33

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation expense (recovery) recognized during the three month periods ended July 1, 2018 and July 2, 2017 related to the RSUs was $43 and ($18), respectively. The recovery of stock based compensation was due to the reversal of unvested RSUs for terminated employees. Stock based compensation recognized during the six month periods ended July 1, 2018 and July 2, 2017 related to the RSUs was $144 and $173, respectively.

7.	Income taxes

During the three months ended July 1, 2018 and July 2, 2017, the Company recorded current income tax expenses of $196 and $168, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the three months ended July 1, 2018 and July 2, 2017, deferred tax expense of $38 and deferred tax recovery of $14, respectively was recorded on temporary differences related to the Mexican operations. During the six months ended July 1, 2018 and July 2, 2017, the Company recorded current income tax expenses of $306 and $295, respectively on minimum taxes and taxes on profits in certain foreign jurisdictions. For the six months ended July 1, 2018 and July 2, 2017 deferred tax recoveries of $46 and $148, respectively was recorded on temporary differences related to the Mexican operations.

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

8.	Loss per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic weighted average shares outstanding	17,222,439	16,807,333	17,131,971	16,734,117
Dilutive stock awards (1) (a) (b)	—	—	—	—
Diluted weighted average shares outstanding	17,222,439	16,807,333	17,131,971	16,734,117

(1)	Dilutive stock awards include outstanding restricted stock units and in the money stock options determined using the treasury stock method

(a)

For the three and six months ended July 1, 2018, as a result of net loss for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards would have been calculated as 644,503 and 663,816, respectively for the three and six months ended July 1, 2018 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three and six months ended July 2, 2017, as a result of net income for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards have been calculated as 668,701 and 731,961, respectively for the three and six months ended July 2, 2017 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

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

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenues
Mexico	$35,581	$23,996	$64,654	$46,487
China	5,786	7,775	11,019	16,097
U.S.	5,331	3,928	10,586	8,910
Total	$46,698	$35,699	$86,259	$71,494

Intersegment revenue
Mexico	$(618)	$—	$(738)	$(12)
China	(1,552)	(2,659)	(3,779)	(5,170)
U.S.	(49)	(45)	(143)	(139)
Total	$(2,219)	$(2,704)	$(4,660)	$(5,321)

Net external revenue
Mexico	$34,963	$23,996	$63,916	$46,475
China	4,234	5,116	7,240	10,927
U.S.	5,282	3,883	10,443	8,771
Total segment revenue (which also equals consolidated revenue)	$44,479	$32,995	$81,599	$66,173

Site Contribution
Mexico	$3,209	$1,338	$5,715	$2,685
China	314	(1,599)	442	(1,174)
U.S.	(62)	(1,679)	(39)	(2,114)
Total	$3,461	$(1,940)	$6,118	$(603)

Corporate allocations	2,736	2,635	5,371	5,449
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	89	(284)	(230)	(1,556)
Interest	403	217	710	396
Restructuring charges	96	1,351	96	1,351
Earnings (loss) before income taxes	$137	$(5,859)	$171	$(6,243)

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and six months ended July 1, 2018 and July 2, 2017:

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Mexico	$2,288	$25	$2,376	$180
China	8	9	8	75
U.S.	552	234	558	309
Segment total	2,848	268	2,942	564
Corporate and other	107	118	110	124
Total	$2,955	$386	$3,052	$688

Property, plant and equipment (a)

	July 1, 2018	December 31, 2017
Mexico	$8,810	$7,518
China	1,161	1,380
U.S	1,571	1,188
Segment total	11,542	10,086
Corporate and other	190	183
Segment assets	$11,732	$10,269

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended July 1, 2018 and July 2, 2017:

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
U.S.	$34,699	$24,101	$64,829	$50,175
Canada	7,857	5,082	13,018	10,504
China	1,923	1,181	3,752	2,356
Africa	—	2,631	—	3,138
Total	$44,479	$32,995	$81,599	$66,173

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

As of July 1, 2018, three customers exceeded 10% of total revenues representing 14.4%, 10.4%, and 10.0% respectively (July 2, 2017 – four customers represented 13.5%, 11.4%, 11.0% and 10.3%) of total revenue for the second quarter of 2017. During the six months ended July 1, 2018, three customers individually comprised 13.9%, 10.4% and 10.1% respectively (July 2, 2017 – three customers individually comprised 12.1%, 10.3% and 10.1%) of total revenue.

As of July 1, 2018, three customers represented 19.0%, 13.0% and 10.9% (December 31, 2017, three customers represented 14.0%, 14.0% and 12.0%), respectively of the Company’s trade accounts receivable. No other customers exceeded 10% of the Company’s trade accounts receivable.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian Dollar and Mexican Peso denominated payroll, rent and utility cash flows. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The following table presents a summary of the outstanding foreign currency forward contracts as at July 1, 2018:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Canadian Dollar	Buy	440 CAD	$355
Mexican Peso	Buy	22,000 MXN	$1,188

The unrealized loss recognized in earnings for the three month period as a result of revaluing the outstanding instruments to fair value on July 1, 2018 was $89 (July 2, 2017 – unrealized gain $284), and the unrealized gain for the six month period ended July 1, 2018 was $230 (July 2, 2017 – unrealized gain $1,556), which was included in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on the settled contracts for the three months period ended July 1, 2018 was $140 (July 2, 2017 – realized gain $14), and the realized loss for the six month period ended July 1, 2018 was $92 (July 2, 2017 – realized loss $450), which is included in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	July 1, 2018	July 2, 2017
Average USD:CAD contract rate	1.24	1.29
Average USD:CAD mark-to-market rate	1.31	1.26
Average USD:PESO contract rate	18.52	18.69
Average USD:PESO mark-to-market rate	20.00	20.11

The derivative asset as at July 1, 2018 was $Nil (December 31, 2017 - $37) and derivative liability as at July 1, 2018 was $108 (December 31, 2017 - $375) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. The total aggregate translated foreign exchange gain of $90 was recognized for the three months ended July 1, 2018 (July 2, 2017 – gain of $11). The total aggregate translated foreign exchange loss of $24 was recognized for the six months ended July 1, 2018 (July 2, 2017 – loss of $80).

11.	Commitments

Purchase obligations not recorded on the balance sheet as at July 1, 2018 consist of open non-cancellable purchase orders (PO) for raw materials for $21,715 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 31, 2017 consisted of open non-cancellable purchase orders for raw materials for $14,394 to be paid within 12 months of the PO issue date.

12.	Subsequent event

On July 23, 2018, the Company announced an offering of subscription rights to the Company’s stockholders (the “Rights Offering”) and filed a prospectus supplement outlining the key terms and conditions of the rights offering. The Company seeks to raise up to $13,000. Registered holders as at July 23, 2018 (record date) have the option to purchase new common shares (one common share for every three common shares held) at a price of $2.25 per share. The subscription period ends on August 22, 2018.

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

Background

  SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,409 employees of which 1,154 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Three months ended July 1, 2018 compared with the three months ended July 2, 2017:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended July 1, 2018		Three months ended July 2, 2017		Change 2017 to 2018
	$	%	$	%	$	%
Revenue	44.5	100.0	33.0	100.0	11.5	34.8
Cost of sales	40.2	90.3	31.6	95.7	8.6	27.2
Gross profit	4.3	9.7	1.4	4.3	2.9	207.1
Selling, general and administrative expenses	3.7	8.1	4.1	12.4	(0.4)	(9.8)
Impairment of property, plant and equipment	—	—	1.6	4.8	(1.6)	(100.0)
Restructuring charges	0.1	0.2	1.4	4.2	(1.3)	(92.9)
Operating earnings (loss)	0.5	1.4	(5.7)	(17.0)	6.2	108.8
Interest expense	0.4	1.0	0.2	0.6	0.2	100.0
Earnings (loss) before income taxes	0.1	0.4	(5.9)	(17.9)	6.0	101.7
Income tax expense
Current	0.2	0.4	0.1	0.3	0.1	100.0
Deferred	—	—	—	—	—	—
	0.2	0.4	0.1	0.3	0.1	100.0
Net and comprehensive loss	(0.1)	0.0	(6.0)	(18.2)	5.9	98.3

Revenue

Industry Sector	Three months ended July 1, 2018		Three months ended July 2, 2017		Change
	$	%	$	%	$	%
Industrial	19.2	43.1	16.9	51.2	2.3	13.6
Networking and Communications	14.6	32.8	9.4	28.5	5.2	55.3
Power and Energy	3.9	8.8	3.2	9.7	0.7	21.9
Medical	6.8	15.3	3.5	10.6	3.3	94.3
Total	44.5	100.0	33.0	100.0	11.5	34.8

Revenue increased by $11.5 million from $33.0 million for the second quarter of 2017 to $44.5 million for the second quarter of 2018. The increase was primarily the result of one networking and communications customer serviced out of China and two networking and communications customer serviced out of Mexico that have experienced higher volumes due to increased demand. These customers represented an increase in revenue quarter over quarter of $3.2 million. One industrial customer serviced out of Mexico experienced higher volumes due to increased demand which resulted in an improvement quarter over quarter of $2.8 million. One customer in the power and energy sector serviced out of Mexico experienced an increase in demand resulting in increased revenue of $3.4 million. There was also an increase in revenue from two new customers representing $4.9 million. This was partially offset by a decrease in revenue from a power and energy customer serviced in China as a result of transfer of its business to other contract manufacturers, which represented a decrease in revenue quarter over quarter of $2.6 million.

During the three months ended July 1, 2018 and July 2, 2017, the Company recorded approximately $0.5 million and $0.9 million respectively of sales of excess raw materials inventory to customers, which generally carries limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, resulting in excess raw material inventory, the customer is generally obligated to purchase the original on-order raw materials from the Company at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 78.4% of revenue during the second quarter of 2018, compared with 83.1% in the second quarter of 2017. Revenue from the three largest customers during the second quarter of 2018 was $6.4 million, $4.6 million and $4.5 million representing 14.4%, 10.4% and 10.0% of total revenue respectively. This compares with revenues from the largest customers during the second quarter of 2017 which was $4.5 million, $3.8 million, $3.6 million and $3.4 million representing 13.5%, 11.4%, 11.0% and 10.3% respectively of total revenue for the second quarter of 2017. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2018, 78.6% of our revenue was attributable to production from our operations in Mexico, 9.5% in China and 11.9% in the U.S. During the second quarter of 2017, 72.7% of our revenue was attributable to production from our operations in Mexico, 15.5% in China and 11.8% in the U.S.

Gross Profit

Gross profit for the second quarter of 2018 increased by $2.9 million to $4.3 million or 9.6% of revenue compared with $1.4 million or 4.3% of revenue for the same period in 2017. When removing the impact of the unrealized foreign exchange on unsettled forward contracts the adjusted gross profit percentage in the second quarter of 2018 was 9.8% compared to 3.4% in the same period of prior year. The increase in gross profit is due to increased revenue and the resulting impact to cover fixed costs and improved product mix for the three months ended July 1, 2018 compared to the same period in prior year.

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

	Three months ended July 1, 2018	Three months ended July 2, 2017
Gross profit	$4,283	$1,420
Gross profit percentage	9.6%	4.3%
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	89	(284)
Adjusted gross profit	$4,372	$1,136
Adjusted gross profit percentage	9.8%	3.4%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the second quarter of 2018 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized loss of $0.1 million. Included in cost of sales for the second quarter of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized gain of $0.01 million.

	July 1, 2018	July 2, 2017
Average USD:CAD contract rate	1.24	1.31
Average USD:CAD mark-to-market rate	1.31	1.29
Average USD:PESO contract rate	18.52	19.26
Average USD:PESO mark-to-market rate	20.00	18.61

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and Adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended July 1, 2018	Three months ended July 2, 2017
Net loss	$(97)	$(6,013)
Add:

Depreciation	769	971
Interest	403	217
Income taxes	234	154
EBITDA	$1,309	$(4,671)

Add (deduct):

Restructuring charges	96	1,351
Stock based compensation expense (reversal)	77	(7)
Unrealized foreign exchange gain (loss) on unsettled forward exchange contracts	89	(284)
Adjusted EBITDA	$1,571	$(3,611)

Adjusted EBITDA increased to $1.6 million in the second quarter of 2018 from $(3.6) million for the same period in the prior year due to higher revenue. In addition, there were charges incurred in the three months ended July 2, 2017 for an impairment of property, plant and equipment related to the U.S., China and corporate segment of $1.6 million. Included in selling, general and administrative expenses for the three months ended July 2, 2017 was an additional provision for bad debt expense of $0.8 million related to amounts that management did not believe were collectible.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million during the second quarter of 2018 to $3.7 million compared to $4.1 million in the second quarter of 2017. The decrease related primarily to an additional provision for bad debt expense of $0.8 million and move related costs incurred during the second quarter of 2017. These decreases were partially offset by costs related to the hiring of senior management during 2018.

 Restructuring Expense

During the second quarter of 2018, $0.1 million additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. During 2017, restructuring charges of $1.7 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility.

Interest Expense

Interest expense was $0.4 million in the second quarter of 2018 compared to $0.2 million for the same period in the prior year due to a higher interest rates in the second quarter of 2018 compared to the same period in 2017. The weighted average interest rates with respect to the debt facilities was 5.7 % and 4.8% for each of the second quarters of 2018 and 2017, respectively. In addition, average debt balance on our PNC Revolving Credit Facility was higher in the second quarter of 2018 compared to the same period in the prior year. Interest was also incurred on an Equipment Facility balance of $1.9 million incurred in the second quarter of 2018 which was not incurred for the same period in the prior year.

Income Tax Expense

The Company recorded current income tax expense of $0.2 million for each of the second quarter of 2018 and 2017 in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions. For the second quarters of 2018 and 2017 a deferred income tax expense and recovery of less than $0.01 million was recorded on temporary differences related to the Mexican operations.

Six months ended July 1, 2018 compared with six months ended July 2, 2017:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended July 1, 2018		Six months ended July 2, 2017		Change 2017 to 2018
	$	%	$	%	$	%
Revenue	81.6	100.0	66.2	100.0	15.4	23.3
Cost of sales	73.5	90.0	61.2	92.4	12.3	20.0

Gross profit	8.1	10.0	5.0	7.6	3.1	62.0
Selling, general and administrative expenses	7.1	8.8	7.9	11.9	(0.8)	(8.9)
Impairment of property, plant and equipment	—	—	1.6	2.4	(1.6)	(100.0)
Restructuring charges	0.1	0.1	1.4	2.1	(1.3)	(92.9)
Operating earnings (loss)	0.9	1.1	(5.9)	(8.9)	6.8	115.3
Interest expense	0.7	0.9	0.4	0.6	0.3	75.0
Income (loss) before income taxes	0.2	0.2	(6.3)	(9.5)	6.5	103.2
Income tax expense
Current	0.3	0.3	0.3	0.5	—	—
Deferred	—	—	(0.2)	(0.3)	0.2	100.0
	0.3	0.3	0.1	0.2	0.2	200.0

Net loss and comprehensive loss	(0.1)	(0.1)	(6.4)	(9.7)	6.3	98.4

Revenue

Industry Sector	Six months ended July 1,2018		Six months ended July 2, 2017		Change
	$	%	$	%	$	%
Industrial	34.7	42.5	31.4	47.4	3.3	10.5
Networking and Communications	25.4	31.2	20.5	31.0	4.9	23.9
Power and Energy	6.9	8.5	4.7	7.1	2.2	46.8
Medical	14.6	17.8	9.6	14.5	5.0	52.1
Total	81.6	100.0	66.2	100.0	15.4	23.3

Revenue increased by $15.4 million from $66.2 million for the first six months of 2017 to $81.6 million for the first six months of 2018. The increase was primarily the result of new customers in the medical, networking and communications sectors serviced out of Mexico and the U.S. that began increasing production in the second quarter of 2018 representing an increase in revenue of $10.7 million. In addition, one networking and communications customer serviced out of China, one networking and communications customer serviced out of US and three networking and communications customer serviced out of Mexico that have experienced higher volumes. These customers represented an increase in revenue for the six months period ended July 1, 2018 of $6.1 million compared to the same period in the prior year. One industrial customer serviced out of Mexico had improved end customer demand which resulted in an increase in revenue for the six months period ended July 1, 2018 of $4.6 million compared to the same period in 2017. This was partially offset by a decrease in revenue quarter over quarter of $2.8 million from two industrial customers serviced in Mexico. An additional customer serviced out of Mexico in the networking and communication sector represented a decrease of $2.5 million from the same period in the prior year as the product went end of life.

During the first six months of 2018, the Company recorded approximately $1.3 million of sales of excess raw materials inventory to customers, which generally carries limited margin, compared with $1.2 million in the first six months of 2017. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, and there is excess raw materials inventory, the customer is generally obligated to purchase the original on-order raw material from the Company at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 78.7% of revenue from continuing operations during the first half of 2018, compared with 78.0% in the first half of 2017. Revenue from the three largest customers during the first half of 2018 was $11.4 million, $8.5 million, and $8.3 million representing 13.9%, 10.4% and 10.1%, respectively of total revenue for the first half of 2018. Revenue from the three largest customers during the first half of 2017 was $8.0 million, 6.8 million and $6.7 million, representing 12.1%, 10.3% and 10.1% respectively of total revenue for the first half of 2017. No other customers represented more than 10% of revenue in either period.

During the first six months of 2018, 78.3% of our revenue was attributable to production from our operations in Mexico, 8.9% in China and 12.8% in the U.S. During the first six months of 2017, 70.2% of our revenue was attributable to production from our operations in Mexico, 16.5% in China and 13.3% in U.S.

Gross Profit

Gross profit for the first half of 2018 increased by $3.1 million to $8.1 million or 10.0% of revenue compared with 7.5% of revenue for the same period in 2017. When removing the effects of unrealized foreign exchange gains on unsettled forward exchange contracts, the adjusted gross profit is 9.7% for 2018 compared with 5.2% for 2017. The increase in gross profit in the first six months of 2018 is due to increased revenue and improved product mix compared to the prior year and, the resulting impact to cover fixed costs.

Non-GAAP Gross Profit and Adjusted Gross Profit Reconciliation:

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Six months ended July 1, 2018	Six months ended July 2, 2017
Gross profit	$8,133	$4,977
Gross profit percentage	10.0%	7.5%
Add (deduct):

Unrealized foreign exchange gain on unsettled forward exchange contracts	(230)	(1,556)
Adjusted gross profit	$7,903	$3,421
Adjusted gross profit percentage	9.7%	5.2%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the first half of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.2 million, and a realized loss of $0.1 million. Included in cost of sales for the first half of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.6 million, and a realized loss of $0.5 million.

	July 1, 2018	July 2, 2017
Average USD:CAD contract rate	1.24	1.31
Average USD:CAD mark-to-market rate	1.31	1.29
Average USD:PESO contract rate	18.52	19.26
Average USD:PESO mark-to-market rate	20.00	18.61

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net earnings to EBITDA and adjusted EBITDA, both of which are non-GAAP measures.

	Six months ended July 1, 2018	Six months ended July 2, 2017
Net loss	$(89)	$(6,390)
Add:

Depreciation	1,543	1,950
Interest	710	396
Income taxes	260	147
EBITDA	$2,424	$(3,897)

Add (deduct):

Restructuring charges	96	1,351
Stock based compensation expense	203	196
Unrealized foreign exchange gain on unsettled forward exchange contracts	(230)	(1,556)
Adjusted EBITDA	$2,493	$(3,906)

Adjusted EBITDA increased to $2.5 million in the first half of 2018 from $(3.9) million for the same period in the prior year due to higher revenue. In addition, there were charges incurred in the quarter ended July 1, 2018 for an impairment of property, plant and equipment related to the U.S, China and corporate segment of $1.6 million Included in selling, general and administrative expenses for the six months ended July 2, 2017 was an additional provision for bad debt expense of $0.8 million related to amounts that management does not believe are collectible. Included in selling, general and administrative expenses for the six months ended July 1, 2018 was an impairment loss of $0.2 million for a rental office in US.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million during the first half of 2018 to $7.2 million compared to $7.9 million for the same period in the prior year. The decrease related primarily to an additional provision for bad debt expense of $0.8 million and move related costs incurred during the second quarter of 2017. These decreases were offset by a severance of $0.1 million to the former CFO and the hiring of senior management in Corporate during the first six months of 2018.

      Interest Expense

Interest expense was $0.7 million in the six months ended July 1, 2018 compared to $0.4 million for the same period in the prior year due partially to a higher interest rates in the first six months of 2018 compared to the same period in 2017. The weighted average interest rates with respect to the debt facilities was 5.6 % and 4.6% for each of the six months of 2018 and 2017, respectively. In addition, average debt balance on our PNC Revolving Credit Facility was higher in the first six months of 2018 compared to the same period in the prior year. Interest was incurred on a new Equipment Facility balance of $1.9 million in the first six months of 2018 that was not incurred for the same period in the prior year.

Income Tax Expense

The Company recorded current income tax expense of $0.3 million in the six months ended July 1, 2018 and $0.2 million for the same period in the prior year in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $0.01 million and $0.1 million, respectively, in connection with temporary differences related to the Mexican operations.

Liquidity

As at July 1, 2018, the Company’s liquidity is comprised of $2.0 million in cash on hand and $10.5 million of funds available to borrow under PNC Revolving Credit Facility. The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility, which has a maximum limit of $30.0 million which is restricted based on certain borrowing base conditions.

Net cash used in operating activities during the six months ended July 1, 2018 was $2.1 million, primarily driven by increased accounts receivable balance due to increased sales in addition, a small number of customers with aged receivables increased the day sales outstanding. Accounts receivable days sales outstanding increased to 62 days from 59 days for the second quarter of 2018 compared to the second quarter of 2017. Accounts payable had increased $8.2 million due to an increase in inventory levels and timing of payments. Unbilled contract assets increased $6.5 million resulting from an increased level of production for non-cancellable customer purchase orders when compared to year-end due to third quarter customer demand. Inventory turnover, on an annualized basis was 5.4 times for the second quarter of 2018 and 4.9 times for the same period of prior year.

      Net cash provided by financing activities during the six months ended July 1, 2018 was $0.9 million compared to cash provided by financing activities of $1.4 million in the six months ended July 2, 2017. The cash provided was the result of $1.9 million advance of equipment facility as at July 1, 2018. The Company made $0.2 million repayment of revolving debt as at July 1, 2018, compared to $2.8 million advances of revolving debt during the same period in 2017. The Company also made term debt repayments of $1.0 million for the six months in 2018 and 2017. There were also proceeds of $0.4 million in the second quarter of 2018 from issuance of common stock that did not occur in 2017.

Net cash used in investing activities during the six months ended July 1, 2018 and July 2, 2017 was $2.4 million and $0.9 million, respectively, primarily consisting of additions of property, plant and equipment.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility, PNC Long-Term Debt Facility and the PNC Equipment Facility (“PNC Facilities”). The PNC Facilities have a term ending on January 2, 2021. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The Equipment Facility bears interest based on the U.S. base rate plus 1.75%.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bear interest at floating rates. The weighted average interest rate incurred on the PNC Facilities for the quarter ended July 1, 2018 was 5.74%. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The Equipment Facility bears interest based on the U.S. base rate plus 1.75%. The base commercial lending rate should approximate prime rate.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$1.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$1.2

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at July 1, 2018.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the PNC Long-Term Debt Facility are made on a quarterly basis. Principal payments for the PNC Equipment Facility are made on a monthly basis. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $30 million, subject to certain borrowing restrictions is sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at July 1, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. In addition, the following risk factor should be considered in conjunction with those risk factors previously reported.

Possible new tariffs could have a material adverse effect on our business.

The United States has recently announced the implementation of new tariffs on imported steel and aluminum, and is also considering tariffs on additional items. These additional tariffs could include items imported by us from China or other countries. In addition, China has announced a plan to impose tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States, could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for electronic equipment and could have a significant adverse effect on our business. While it is too early to predict how the recently-enacted tariffs on imported aluminum and steel will impact our business, the imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Conversely, if China were to impose tariffs on items that we export to China, then our costs could increase and could have a material adverse effect on our business and results of operations.

Item 5 Other Information

None

Item 6 Exhibits

See the exhibits listed in the accompanying “Exhibit Index”.

EXHIBIT INDEX

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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
Date: August 8, 2018

31