Form 10-Q
period 2018-09-30
SMTC CORP
filed 2018-11-07
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of September 30, 2018, SMTC Corporation had 23,081,278 shares of common stock, par value $0.01 per share, outstanding.

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

 Part I FINANCIAL INFORMATION

Item 1 Financial Statements

SMTC CORPORATION

Interim Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$14,689	$5,536
Accounts receivable — net (note 4)	41,206	29,110
Unbilled contract assets (notes 2 and 4)	8,503	—
Inventories (note 4)	28,372	22,363
Prepaid expenses and other assets	3,144	2,142
Derivative assets (note 10)	—	37
Total current assets	95,914	59,188

Property, plant and equipment — net (note 4)	12,351	10,269
Deferred income taxes — net	496	305
Deferred financing costs — net	108	94
	$108,869	$69,856
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$16,706	$12,191
Accounts payable	41,649	25,028
Accrued liabilities (note 4)	7,273	4,877
Derivative liabilities (note 10)	—	375
Income taxes payable	16	48
Current portion of equipment facility (note 5)	953	—
Current portion of long-term debt (note 5)	2,000	2,000
Current portion of capital lease obligations	305	174
Total current liabilities	68,902	44,693

Equipment facility (note 5)	1,676	—
Long-term debt (note 5)	4,500	6,000
Capital lease obligations	396	89
Total liabilities	75,474	50,782

Shareholders’ equity:
Capital stock (note 6)	457	396
Additional paid-in capital	278,520	265,355
Deficit	(245,582)	(246,677)
	33,395	19,074
Total liabilities and shareholders’ equity	$108,869	$69,856

Commitments (note 11)
Subsequent events (note 12)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	$53,677	$34,417	$135,276	$100,590
Cost of sales (note 10)	48,440	31,443	121,906	92,639
Gross profit	5,237	2,974	13,370	7,951

Selling, general and administrative expenses	3,682	2,952	10,838	10,824
Impairment of property, plant and equipment	—	—	—	1,601
Loss (gain) on disposal of property, plant and equipment	3	(60)	3	(60)
Restructuring charges	58	326	154	1,677
Operating earnings (loss)	1,494	(244)	2,375	(6,091)
Interest expense (note 4)	485	229	1,195	625
Earnings (loss) before income tax expense	1,009	(473)	1,180	(6,716)
Income tax expense (recovery) (note 7):
Current	290	173	596	468
Deferred	(145)	(95)	(191)	(243)
	145	78	405	225
Net income (loss) and comprehensive income (loss)	$864	$(551)	$775	$(6,941)

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.03)	$0.04	$(0.41)
Diluted	$0.04	$(0.03)	$0.04	$(0.41)
Weighted average number of shares outstanding (note 8):
Basic	19,335,253	16,824,538	17,866,399	16,764,257
Diluted	19,986,756	16,824,538	18,517,902	16,764,257

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Nine months ended September 30, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606 (note 2)	—	—	—	320	320
RSU vested and stock options exercised	310,883	3	358	—	358
Issuance of common shares from rights offering (note 6)	5,777,768	58	12,529	—	12,587
Stock-based compensation	—	—	278	—	278
Net income	—	—	—	775	775
Balance, September 30, 2018	23,081,278	$457	$278,520	$(245,582)	$33,395

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 30, 2018	October 1, 2017
Cash provided by (used in):
Operations:
Net income (loss)	$775	$(6,941)
Items not involving cash:
Depreciation	2,426	2,789
Unrealized foreign exchange gain on unsettled forward exchange contracts	(338)	(1,438)
Impairment of property, plant and equipment	—	1,601
Loss (gain) on sale of property, plant and equipment	3	(60)
Deferred income taxes	(191)	(243)
Amortization of deferred financing fees	34	19
Stock-based compensation	278	273
Change in non-cash operating working capital:
Accounts receivable	(12,096)	(541)
Unbilled contract assets	(8,183)	—
Inventories	(6,009)	(543)
Prepaid expenses and other assets	(1,002)	764
Income taxes payable	(32)	(144)
Accounts payable	16,582	(2,581)
Accrued liabilities	2,449	1,179
Total cash used in operations	(5,304)	(5,866)
Financing:
Net advances of revolving credit facility	4,515	3,178
Repayment of long-term debt	(1,500)	(1,500)
Advance of Equipment facility	2,629	—
Principal payment of capital lease obligations	(189)	(352)
Proceeds from issuance of common stock through exercise of stock options	361	—
Proceeds from issuance of common stock through rights offering	12,587	—
Deferred financing fees	(48)	(51)
Total cash provided by financing	18,355	1,275
Investing:
Purchase of property, plant and equipment	(3,898)	(1,314)
Proceeds for leasehold improvement	—	56
Proceeds from sale of property, plant and equipment	—	281
Total cash used in investing	(3,898)	(977)

Decrease in cash	9,153	(5,568)
Cash, beginning of period	5,536	8,503
Cash, end of the period	$14,689	$2,935

Supplemental Information

Property, plant and equipment acquired that was included in accounts payable and accrued liabilities	55	71
Property, plant and equipment acquired through capital lease	627	—

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Notes to Interim Consolidated Financial Statements

1.	Nature of the business

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

Impact of adoption of ASC 606

The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet in connection with the adoption of ASC 606, Revenue from Contracts with Customers was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018

Assets
Inventories	$22,363	$(3,414)	$18,949
Unbilled contract assets	—	3,734	3,734

Shareholders’ Equity
Total shareholders’ equity	$19,074	$320	$19,394

The following table presents the impacted financial statements line items in the consolidated balance sheet as of September 30, 2018:

	Balances Without Adoption of ASC 606	Effect of Change	As Reported

Unbilled contract assets	$—	$8,503	$8,503
Inventories	36,294	(7,922)	28,372

Total shareholders’ equity	32,814	581	33,395

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2018:

	Without Adoption of ASC 606	Impact of change	As reported

Revenues
Revenue	$52,008	$1,669	$53,677

Cost of sales	46,882	1,558	48,440
Gross profit	5,126	111	5,237
Income tax expense	145	—	145
Net income	753	111	864

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018:

	Without Adoption of ASC 606	Impact of change	As reported

Revenues
Revenue	130,533	$4,743	$135,276

Cost of sales	117,398	4,508	121,906
Gross profit	13,135	235	13,370
Income tax expense	405	—	405
Net income	540	235	775

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

Inventories

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for finished goods that are recognized at a point in time. In accordance with the adoption of ASC 606, the Company no longer reports finished goods (with the exception of inventory procured for resale whereby performance obligations are recognized at a point in time) and WIP inventories, as these are included within unbilled contract assets. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment. Parts inventory is valued at lower of cost and net realizable value.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB published ASU 2016-02: Leases (Topic 842). The amendment requires that all lessees should recognize the assets and liabilities that arise from leases. Elections may be available for those leases with terms of 12 months or less. The amendment still retains the distinction between finance leases and operating leases. In July 2018, the FASB published ASU 2018-10 (Topic 842). The update provides codification improvements to the application of the standard. In July 2018, the FASB published ASU 2018-11 (Topic 842). The update provides clarification on comparative reporting at time of adoption, specifically this amendment allows an entity initially applying the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings. Accordingly, comparative periods will continue to be presented in accordance with current GAAP. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is expected to result in the recognition of all leases with the corresponding assets and liabilities recorded in the consolidated financial statements. Management has identified the leases that are expected to qualify under the standard. Management expects property, plant and equipment will increase with a right of use asset with a corresponding lease obligation. In addition, what would previously be recorded as rent expense associated with operating leases, will be recorded as amortization expense over the term of the lease with corresponding interest expense on the draw-down of the lease liability. The Company will use the modified retrospective adoption method and short term lease practical expedient to exclude those leases with a term of less than 12 months.

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

In June 2018, the FASB published ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendment simplifies the application of share-based payment accounting for non-employees. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard is not expected to have a material impact on the consolidated financial statements.

In August 2018, the FASB published ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment includes the removal, modification and additional of disclosure requirements under Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard is not expected to have a material impact on the consolidated financial statements.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

 Accounts receivable – net:

	September 30, 2018	December 31, 2017
Trade accounts receivable	$40,908	$28,793
Other receivables	344	317
Allowance for doubtful accounts	(46)	—
Total	$41,206	$29,110

 Unbilled contract assets (note 2):

	September 30, 2018	December 31, 2017
Opening – January 1, 2018	$3,734	$—
Contract assets addition	20,754	—
Contract assets invoiced	(15,985)	—
Ending – September 30, 2018	$8,503	$—

Inventories:

	September 30, 2018	December 31, 2017
Raw materials	$27,231	$19,157
Work-in-process	—	1,874
Finished goods (1)	804	1,540
Parts	564	411
Provision for obsolescence	(227)	(619)
Total	$28,372	$22,363

(1)	Finished goods represent inventory the Company procured for resale.

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	September 30, 2018	December 31, 2017
Cost:
Land	$1,648	$1,648
Buildings	9,903	9,852
Machinery and equipment (a) (c)	34,154	30,319
Office furniture and equipment	684	534
Computer hardware and software (b)	3,491	3,173
Leasehold improvements	2,316	2,160
	52,196	47,686
Less accumulated depreciation:
Land	—	—
Buildings	(8,984)	(8,619)
Machinery and equipment (a) (c)	(26,170)	(24,650)
Office furniture and equipment	(436)	(413)
Computer hardware and software (b)	(2,947)	(2,622)
Leasehold improvements	(1,308)	(1,113)
	39,845	(37,417)
Property, plant and equipment—net	$12,351	$10,269

(a)

Included within machinery and equipment were assets under capital leases with costs of $1,069 and $533 and associated accumulated depreciation of $292 and $222 as of September 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the three months ended September 30, 2018 and October 1, 2017 was $34 and $15, respectively. The related depreciation expense for the nine months ended September 30, 2018 and October 1, 2017 was $70 and $148, respectively.

(b)

Included within computer hardware and software are assets under capital leases with costs of $91 and $Nil as at September 30, 2018 and December 31, 2017 and associated accumulated depreciation of $13 and $Nil as at September 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the three months ended September 30, 2018 and October 1, 2017 was $8 and $Nil, respectively. The related depreciation expense for the nine months ended September 30, 2018 and October 1, 2017 was $13 and $Nil, respectively.

(c)	In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. As at September 30, 2018, the Company concluded there was no triggering event based on the operating results for its China segment The net carrying amount of the China asset group is $1,165.

4.	Interim Consolidated financial statement details cont’d

Accrued liabilities:

	September 30, 2018	December 31, 2017
Customer related	$1,821	$936
Payroll	3,487	2,485
Professional services	310	328
Restructuring	88	109
Vendor related	845	493
Other	722	526
Total	$7,273	$4,877

Interim consolidated statements of operations and comprehensive income (loss)

Interest expense:

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revolving credit facility	$318	$100	$718	$243
Long-term debt	107	116	321	342
Equipment facility	43	—	57	—
Amortization of deferred financing fees	11	8	32	19
Obligations under capital leases	6	5	67	21
Interest expense	$485	$229	$1,195	$625

5.	Debt

(a) Debt Facilities

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate prime rate. The weighted average interest rate increased to 5.7% for the first nine months of 2018 compared to 4.8% for the first nine months of 2017.

As at September 30, 2018 the remaining funds available to borrow under the Revolving Credit Facility after deducting the current borrowing base conditions was $10,545 (December 31, 2017 - $5,295). The maximum amount of funds that could be available under the Revolving Credit Facility is $30,000. However, availability under the Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by the Lender. The Company is required to use a “lock-box” arrangement for the Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

On March 28, 2018, the Company entered into the Thirteenth Amendment (“Thirteenth Amendment”) of the Revolving Credit and Security Agreement, which was initially entered into on September 14, 2011 with PNC. Pursuant to the Thirteenth Amendment, the Lender has made a facility available to fund the purchase of capital equipment to a maximum amount of $3,000 (the “Equipment Facility”). Loans advanced for the purchase of capital equipment located in Mexico shall not exceed $2,000 in aggregate. The Equipment Facility is available to the Company during the period commencing on the March 28, 2018 and ending on December 31, 2018 (the “Borrowing Period”). At the end of the Borrowing Period, the Company will be required to repay the Equipment Facility over a three (3) year period, payable monthly with the balance of the equipment facility coming due on January 2, 2021 unless the PNC Facilities are extended. The Thirteenth Amendment sets the applicable interest rate margins (which margins are added to an interest rate based upon LIBOR or the U.S. base rate, as applicable, to determine the applicable interest rate) based on U.S. base rate plus 1.75%. The Equipment Facility is governed by the terms and conditions of the PNC Facilities and as such has a term ending on January 2, 2021. On June 29, 2018, the Company entered into the Fourteenth Amendment (“Fourteenth Amendment”) of the Revolving Credit and Security Agreement. Pursuant to the Fourteenth Amendment, the Lender has made certain adjustments to the definition of Adjusted EBITDA. In addition, the full $3,000 of the Equipment Facility can be utilized for capital equipment located in Mexico. On September 20, 2018, the Company entered into the Fifteenth Amendment (“Fifteenth Amendment”) of the Revolving Credit and Security Agreement. Pursuant to the Fifteenth Amendment, the Lender has increased the sublimit for Revolving Advances made against inventory.

   The Long-Term Debt Facility of $10,000 matures on January 2, 2021 with quarterly principal payments of $500 with the remaining balance due at maturity. The Equipment Facility of $2,629 matures on December 31, 2021 with monthly principal payment of $58 over a three year period, commencing January 1, 2019.

At September 30, 2018, $16,706 (December 31, 2017 - $12,191) was outstanding under the Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the Revolving Credit Facility.

At September 30, 2018, $6,500 (December 31, 2017 – $8,000) was outstanding under the Long-Term Debt Facility.

At September 30, 2018, $2,629 (December 31, 2017 – $Nil) was outstanding under the Equipment Facility.

The PNC Facilities are a joint and several obligations of the Company and its subsidiaries that are borrowers under the PNC Facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facilities is collateralized by the assets of the Company and each of its subsidiaries.

(c) Covenants

The PNC Facilities agreement contains certain financial and non-financial covenants.

The financial covenants require the Company to maintain minimum consolidated fixed charge coverage ratio and limit unfunded capital expenditures (all as defined in the Revolving Credit and Security Agreement governing the PNC Facilities).  The Company must maintain a minimum fixed charge coverage ratio in effect for the twelve months ended September 30, 2018 and thereafter until January 2, 2021.

The Company is in compliance with the financial covenants included in the PNC Facilities as of September 30, 2018.

6.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 31, 2017	16,992,627	$396
Issuance of common shares through stock awards (1)	310,883	3
Issuance of commons shares through rights offering (2)	5,777,768	58
Balance at September 30, 2018	23,081,278	$457

(1)	310,883 new common shares resulted from 211,135 exercised stock options and 99,748 vested RSUs during the period.
(2)

The Company sold an aggregate of 5,777,768 shares of common stock at a purchase price of $2.25 per share, which closed to subscriptions on August 28, 2018 with a par value of $0.01 per common share. The Company raised proceeds of $13,000 and incurred incremental costs of $413 directly attributable to the rights offering which have been charged against the gross proceeds. Net proceeds of $12,529 have been recorded in additional paid-in capital in shareholders’ equity in the consolidated balance sheets.

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. The Company granted 335,929 stock options during the three and nine month period ended September 30, 2018. A summary of stock option activity for the nine month period ended September 30, 2018 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 31, 2017	1,870,753	$1.39	$61	8.6

Options granted	335,929	$2.07
Exercised	(211,135)	1.71
Forfeited	(316,180)	1.25
Outstanding at September 30, 2018	1,679,367	$1.52	$651	8.5
Exercisable at September 30, 2018	480,741	$1.60	$619	7.9

During the three month periods ended September 30, 2018 and October 1, 2017, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $27 and $22, respectively. During the nine month periods ended September 30, 2018 and October 1, 2017, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $86 and $45, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSUs”) arrangements, see note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 31, 2017. There were 25,000 RSUs granted during the nine months ended September 30, 2018. A summary of the RSUs activity for the nine month period ended September 30, 2018 is as follows:

	Outstanding RSUs	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 31, 2017	576,023	$1.13	1.84
RSUs granted	25,000	$2.37
RSUs vested and issued into common shares	(99,748)	$1.40
RSUs forfeited	(75,151)	$0.91
Outstanding balance at September 30, 2018	426,124	$1.07	1.19

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation expense recognized during the three month period ended September 30, 2018 and October 1, 2017 related to the RSUs was $48 and $55. Stock based compensation recognized during the nine month period ended September 30, 2018 and October 1, 2017 related to the RSUs was $192 and $228, respectively.

7.	Income taxes

During the three month period ended September 30, 2018 and October 1, 2017, the Company recorded current income tax expense of $290 and $173, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $145 and $95, respectively, in connection with temporary differences related to the Mexican operations.

During the nine month period ended September 30, 2018 and October 1, 2017, the Company recorded current income tax expense of $596 and $468, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $191 and $243, respectively, in connection with temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic weighted average shares outstanding	19,335,253	16,824,538	17,866,399	16,764,257
Dilutive stock awards (1) (a)	651,503	—	651,503	—
Diluted weighted average shares outstanding	19,986,756	16,824,538	18,517,902	16,764,257

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

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues
Mexico	$40,485	$23,907	$105,139	$70,394
China	8,073	6,934	19,092	23,031
U.S.	8,581	6,319	19,167	15,229
Total	$57,139	$37,160	$143,398	$108,654

Intersegment revenue
Mexico	$(1,206)	$—	$(1,944)	$(12)
China	(2,183)	(2,640)	(5,962)	(7,810)
U.S.	(73)	(103)	(216)	(242)
Total	$(3,462)	$(2,743)	$(8,122)	$(8,064)

Net external revenue
Mexico	$39,279	$23,907	$103,195	$70,382
China	5,890	4,294	13,130	15,221
U.S.	8,508	6,216	18,951	14,987
Total segment revenue (which also equals consolidated revenue)	$53,677	$34,417	$135,276	$100,590

Site Contribution
Mexico	$3,552	$2,346	$9,267	$5,031
China	556	146	998	(1,028)
U.S.	214	(55)	175	(2,169)
Total	$4,322	$2,437	$10,440	$1,834

Corporate allocations	2,878	2,237	8,249	7,686
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(108)	118	(338)	(1,438)
Interest	485	229	1,195	625
Restructuring charges	58	326	154	1,677
Earnings (loss) before income tax expense	$1,009	$(473)	$1,180	$(6,716)

Additions to property, plant and equipment

The following table contains additions to property, plant and equipment including those acquired through capital leases for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Mexico	$1,287	$220	$3,663	$400
China	190	59	198	134
U.S.	21	171	579	480
Segment total	1,498	450	4,440	1,014
Corporate and other	7	—	117	124
Total	$1,505	$450	$4,557	$1,138

Property, plant and equipment (a)

	September 30, 2018	December 31, 2017
Mexico	$9,469	$7,518
China	1,242	1,380
U.S	1,472	1,188
Segment total	12,183	10,086
Corporate and other	168	183
Segment assets	$12,351	$10,269

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenues

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
U.S.	$43,324	$27,044	$108,153	$77,219
Canada	7,413	4,390	20,431	14,894
China	2,940	1,488	6,692	3,844
Africa	—	1,495	—	4,633
Total	$53,677	$34,417	$135,276	$100,590

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

As of September 30, 2018, three customers exceeded 10% of total revenues representing 12.8%, 12.0%, and 10.9% respectively (October 1, 2017 – two customers represented 14.0% and 12.8%) of total revenue for the third quarter of 2018. During the nine months ended September 30, 2018, two customers individually comprised 13.5% and 10.4% (October 1, 2017 – two customers individually comprised 12.3% and 11.5%) of total revenue for the period. No other customers exceeded 10% of the Company’s revenue in either period.

As of September 30, 2018, three customers represented 14.7%, 10.3% and 10.3% (December 31, 2017, three customers represented 14.0%, 14.0% and 12.0%), respectively of the Company’s trade accounts receivable. No other customers exceeded 10% of the Company’s trade accounts receivable.

.

10.	Derivative financial instruments

The Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of the forecasted Canadian Dollar and Mexican Peso denominated payroll, rent and utility cash flows. These contracts are effective economic hedges but do not qualify for hedge accounting under ASC 815 Derivatives and Hedging. Accordingly, changes in the fair value of these derivative contracts are recognized into cost of sales in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes. There were no outstanding foreign currency forward contracts as at September 30, 2018.

The unrealized gain recognized in earnings for the three month period as a result of revaluing the instruments to fair value on September 30, 2018 was $108 (October 1, 2017 – unrealized loss $118), and the unrealized gain for the nine month period ended September 30, 2018 was $338 (October 1, 2017 – unrealized gain $1,438), which was included in cost of sales in the consolidated statement of operations and comprehensive income (loss). The realized loss on the settled contracts for the three months period ended September 30, 2018 was $43 (October 1, 2017 – realized gain $271), and the realized loss for the nine month period ended September 30, 2018 was $ 135 (October 1, 2017 – realized loss $179), which is included in cost of sales in the consolidated statement of operations and comprehensive income (loss). Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 Fair Value Measurements).

	September 30, 2018	October 1, 2017
Average USD:CAD contract rate	—	1.30
Average USD:CAD mark-to-market rate	—	1.25
Average USD:PESO contract rate	—	18.85
Average USD:PESO mark-to-market rate	—	18.66

The derivative asset as at September 30, 2018 was $Nil (December 31, 2017 - $37) and derivative liability as at September 30, 2018 was $Nil (December 31, 2017 - $375) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. The total aggregate translated foreign exchange loss of $183 was recognized for the three months ended September 30, 2018 (October 1, 2017 – gain of $67). The total aggregate translated foreign exchange loss of $207 was recognized for the nine months ended September 30, 2018 (October 1, 2017 – loss of $13).

11.	Commitments

Purchase obligations not recorded on the balance sheet as at September 30, 2018 consist of open non-cancellable purchase orders (PO) for raw materials for $25,657 which are expected to be paid within twelve months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 31, 2017 consisted of open non-cancellable purchase orders for raw materials for $14,394 to be paid within twelve months of the PO issue date.

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

Background

  SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with approximately 1,857 employees of which 1,475 are full-time employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the industrial, networking and communications, power and energy and medical market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and maintains its corporate headquarters in Markham, Canada.

Results of Operations

The interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 30, 2018 compared with the quarter ended October 1, 2017:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 30, 2018		Three months ended October 1, 2017		Change 2017 to 2018
	$	%	$	%	$	%
Revenue	53.7	100.0	34.4	100.0	19.3	56.1
Cost of sales	48.5	90.3	31.4	91.3	17.1	54.5
Gross profit	5.2	9.7	3.0	8.7	2.2	73.3
Selling, general and administrative expenses	3.7	6.9	3.0	8.7	0.7	23.3
Gain on sale of property, plant and equipment	—	—	(0.1)	(0.3)	0.1	100.0
Restructuring charges	0.0	0.0	0.3	0.9	(0.3)	(100.0)
Operating earnings (loss)	1.5	2.8	(0.2)	(0.6)	1.7	850.0
Interest expense	0.5	0.9	0.2	0.6	0.3	150.0
Net income (loss) before income taxes	1.0	1.9	(0.4)	(1.2)	1.4	350.0
Income tax expense	0.1	0.2	—	—	0.1	—
Net income (loss) and comprehensive income (loss)	0.9	1.7	(0.4)	(1.2)	1.3	325.0

Revenue

Industry Sector	Three months ended September 30, 2018		Three months ended October 1, 2017		Change
	$	%	$	%	$	%
Industrial	22.7	42.3	16.4	47.7	6.3	38.4
Networking and Communications	17.1	31.8	11.9	34.6	5.2	43.7
Power and Energy	6.4	12.0	2.8	8.1	3.6	128.6
Medical	7.5	13.9	3.3	9.6	4.2	127.3
Total	53.7	100.0	34.4	100.0	19.3	56.1

Revenue increased by $19.3 million from $34.4 million for the third quarter of 2017 to $53.7 million for the third quarter of 2018. The increase was primarily the result of three networking and communications customers serviced out of China, Mexico and the U.S. facility representing $6.4 million that have experienced higher volumes due to increased demand. Three industrial customers serviced out of Mexico and one industrial customer serviced out of the U.S. experienced higher volumes due to increased demand which resulted in an improvement quarter over quarter of $6.0 million. One customer in the power and energy sector serviced out of Mexico experienced an increase in demand resulting in increased revenue of $5.2 million. There was also an increase in revenue from one new customer in the medical sector, serviced in the Mexico facility, representing $3.7 million. This was partially offset by a decrease in revenue from a power and energy customer serviced in the China facility as a result of transfer of its business to other contract manufacturers, which represented a decrease in revenue quarter over quarter of $1.5 million.

During the three months ended September 30, 2018 and October 1, 2017, the Company recorded approximately $0.6 million and $0.7 million respectively of sales of excess raw materials inventory to customers, which generally carries limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, resulting in excess raw material inventory, the customer is generally obligated to purchase the original on-order raw materials from the Company at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 78.9% of revenue during the third quarter of 2018, compared with 74.1% in the third quarter of 2017. Revenue from the three largest customers during the third quarter of 2018 was $6.9 million, $6.4 million and $5.8 million representing 12.8%, 12.0% and 10.9% of total revenue respectively. This compares with revenues from the largest customers during the third quarter of 2017 which was $4.8 million and $4.4 million representing 14.0% and 12.8% respectively of total revenue for the third quarter of 2017. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2018, 73.1% of our revenue was attributable to production from our operations in Mexico, 11.0% in China and 15.9% in the U.S. During the third quarter of 2017, 69.5% of our revenue was attributable to production from our operations in Mexico, 12.5% in China and 18.0% in the U.S.

Gross Profit

Gross profit for the third quarter of 2018 increased by $2.3 million to $5.2 million or 9.7% of revenue compared with $3.0 million or 8.6% of revenue for the same period in 2017. When removing the impact of the unrealized foreign exchange on unsettled forward contracts the adjusted gross profit percentage in the third quarter of 2018 was 9.6% compared to 9.0% in the same period of prior year. The increase in gross profit is due to increased revenue and the resulting impact to cover fixed costs and improved product mix for the three months ended September 30, 2018 compared to the same period in prior year.

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

	Three months ended September 30, 2018	Three months ended October 1, 2017
Gross profit	$5,237	$2,974
Gross profit percentage	9.7%	8.6%
Add (deduct):

Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	(108)	118
Adjusted gross profit	$5,129	$3,092
Adjusted gross profit percentage	9.6%	9.0%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the third quarter of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized loss of $0.04 million. Included in cost of sales for the third quarter of 2017 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized gain of $0.3 million.

	September 30, 2018	October 1, 2017
Average USD:CAD contract rate	—	1.30
Average USD:CAD mark-to-market rate	—	1.25
Average USD:PESO contract rate	—	18.85
Average USD:PESO mark-to-market rate	—	18.66

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and Adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures.

	Three months ended September 30, 2018	Three months ended October 1, 2017
Net income (loss)	$864	$(551)
Add:

Depreciation	883	839
Interest	485	229
Income taxes	145	78
EBITDA	$2,377	$595

Add (deduct):

Restructuring charges	58	326
Stock-based compensation expense	75	77
Unrealized foreign exchange gain (loss) on unsettled forward exchange contracts	(108)	118
Adjusted EBITDA	$2,402	$1,116

Adjusted EBITDA increased to $2.4 million in the third quarter of 2018 from $1.1 million for the same period in the prior year due to higher revenue in addition to improved gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.7 million during the third quarter of 2018 to $3.7 million compared to $3.0 million in the third quarter of 2017. The increase related primarily to the hiring of senior management, travel and variable compensation incurred during the third quarter of 2018.

 Restructuring Expense

During the third quarter of 2018, less than $0.1million of additional costs were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. During 2017, restructuring charges of $0.3 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility.

Interest Expense

Interest expense was $0.5 million in the third quarter of 2018 compared to $0.2 million for the same period in the prior year due to a higher interest rates in the third quarter of 2018 compared to the same period in 2017. The weighted average interest rates with respect to the debt facilities was 5.9% and 5.3% for each of the third quarters of 2018 and 2017, respectively. In addition, average debt balance on our Revolving Credit Facility was higher in the third quarter of 2018 compared to the same period in the prior year. Interest was also incurred on an Equipment facility in the third quarter of 2018 which was not outstanding for the same period in the prior year.

Income Tax Expense

The Company recorded current income tax expense of $0.3 million and $0.2 million, respectively, for each of the third quarters of 2018 and 2017, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $0.1 million for each of the third quarters of 2018 and 2017, in connection with temporary differences related to the Mexican operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax assets of $8.0 million as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to its valuation allowance.

Nine months ended September 30, 2018 compared with nine months ended October 1, 2017:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 30, 2018		Nine months ended October 1, 2017		Change 2017 to 2018
	$	%	$	%	$	%
Revenue	135.3	100.0	100.6	100.0	34.7	34.5
Cost of sales	121.9	90.1	92.6	92.0	29.3	31.6

Gross profit	13.4	9.9	8.0	8.0	5.4	67.5
Selling, general and administrative expenses	10.8	8.0	10.8	10.7	—	—
Impairment of property, plant and equipment	—	—	1.6	1.6	(1.6)	(100.0)
Restructuring charges	0.2	0.1	1.7	1.7	(1.5)	(88.2)
Operating earnings (loss)	2.4	1.8	(6.1)	(6.1)	8.5	139.3
Interest expense	1.2	0.9	0.6	0.6	0.6	100.0
Income (loss) before income taxes	1.2	0.9	(6.7)	(6.7)	7.9	117.9
Income tax expense	0.4	0.2	0.2	0.2	0.2	100.0

Net income (loss) and comprehensive income (loss)	0.8	0.6	(6.9)	(6.9)	7.7	111.6

Revenue

Industry Sector	Nine months ended September 30, 2018		Nine months ended October 1, 2017		Change
	$	%	$	%	$	%
Industrial	57.3	42.4	47.8	47.5	9.5	19.9
Networking and Communications	42.6	31.5	32.4	32.2	10.2	31.5
Power and Energy	13.4	9.9	7.5	7.5	5.9	78.7
Medical	22.0	16.2	12.9	12.8	9.1	70.5
Total	135.3	100.0	100.6	100.0	34.7	34.5

Revenue increased by $34.7 million from $100.6 million for the first nine months of 2017 to $135.3 million for the first nine months of 2018. The increase was primarily the result of four networking and communications customers serviced out of China, Mexico and the U.S. facility representing $10.4 million that have experienced higher volumes due to increased demand. Three industrial customers serviced out of the Mexico facility had improved end customer demand which resulted in an increase in revenue for the nine months period ended September 30, 2018 of $9.9 million compared to the same period in 2017. One customer in the power and energy sector serviced out of Mexico experienced higher volumes resulting in increased revenue of $10.7 million when compared to the same period in the prior year. This was partially offset by a decrease in revenue from one power and energy customer serviced in the China facility and one networking and communications customer serviced in the Mexico facility as a result of the transfer of its business to other contract manufacturers, which represented a decrease in revenue of $7.3 million when compared to the same period in the prior year. An additional customer serviced out of China in the medical sector represented a decrease of $3.1 million from the same period in the prior year as demand for the product at launch in the prior year was high, with softening end customer demand during 2018. Revenue increased $13.8 million from the medical and the networking and communications sectors serviced out of the Mexico and the U.S. facilities that began increasing production in the second quarter of 2018.

During the first nine months of 2018, the Company recorded approximately $1.9 million of sales of excess raw materials inventory to customers, which generally carries limited margin, compared with $1.9 million in the first nine months of 2017. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, and there is excess raw materials inventory, the customer is generally obligated to purchase the original on-order raw material from the Company at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from a particular customer typically varies from quarter to quarter and year to year. The Company’s ten largest customers represented 78.5% of revenue from continuing operations during the first nine months of 2018, compared with 74.8% in the first nine months of 2017. Revenue from the two largest customers during the first nine months of 2018 was $18.2 million and $14.1 million representing 13.5% and 10.4%, respectively of total revenue for the period. Revenue from the two largest customers during the first nine months of 2017 was $12.4 million and $11.6 million, representing 12.3% and 11.5% respectively of total revenue for the period. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2018, 76.3% of our revenue was attributable to production from our operations in Mexico, 9.7% in China and 14.0% in the U.S. During the first nine months of 2017, 70.0% of our revenue was attributable to production from our operations in Mexico, 15.1% in China and 14.9% in U.S.

Gross Profit

Gross profit for the first nine months of 2018 increased by $5.4 million to $13.4 million or 9.9% of revenue compared with 8.0% of revenue for the same period in 2017. When removing the effects of unrealized foreign exchange gains on unsettled forward exchange contracts, the adjusted gross profit is 9.6% for 2018 compared with 6.5% for 2017. The increase in gross profit in the first nine months of 2018 is due to increased revenue and improved product mix compared to the prior year and, the resulting impact to cover fixed costs. In addition, the gross margin was reduced in the same period in the prior year due to addition inventory provisions for excess materials.

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

	Nine months ended September 30, 2018	Nine months ended October 1, 2017
Gross profit	$13,370	$7,951
Gross profit percentage	9.9%	8.0%
Add (deduct):

Unrealized foreign exchange gain on unsettled forward exchange contracts	(338)	(1,438)
Adjusted gross profit	$13,032	$6,513
Adjusted gross profit percentage	9.6%	6.5%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but did not meet the requirements for hedge accounting under ASC Topic 815 Derivatives and Hedging. Accordingly, changes in the fair value of these contracts were recognized into cost of sales in the consolidated statement of operations and comprehensive loss. Included in cost of sales for the first nine months of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized loss of $0.1 million. Included in cost of sales for the first nine months of 2017 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $1.4 million, and a realized loss of $0.2 million.

	September 30, 2018	October 1, 2017
Average USD:CAD contract rate	—	1.30
Average USD:CAD mark-to-market rate	—	1.25
Average USD:PESO contract rate	—	18.85
Average USD:PESO mark-to-market rate	—	18.66

Non-GAAP EBITDA and Adjusted EBITDA Reconciliation:

Management has presented EBITDA and Adjusted EBITDA, as it is utilized to monitor performance against budget. We also believe EBITDA and Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures.

	Nine months ended September 30, 2018	Nine months ended October 1, 2017
Net income (loss)	$775	$(6,941)
Add:

Depreciation	2,426	2,789
Interest	1,195	625
Income taxes	405	225
EBITDA	$4,801	$(3,302)

Add (deduct):

Restructuring charges	154	1,677
Stock-based compensation expense	278	273
Unrealized foreign exchange gain on unsettled forward exchange contracts	(338)	(1,438)
Adjusted EBITDA	$4,895	$(2,790)

Adjusted EBITDA increased to $4.9 million in the first nine months of 2018 from $(2.8) million for the same period in the prior year due to higher revenue. In addition, there were charges incurred in the second quarter of 2017 for impairment of property, plant and equipment related to the U.S, China and corporate segment of $1.6 million. Included in selling, general and administrative expenses for the nine months ended October 1, 2017 was an additional provision for bad debt expense of $0.8 million. These expenses incurred for the nine months period ended in 2017 were not incurred for the same period in 2018. In addition, gross margins improved in 2018, due to product mix and manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was the same during the first nine months of 2018 compared to the same period in the prior year. An additional provision for bad debt expense of $0.8 million and move related costs incurred during the second quarter of 2017. Administrative expenses increased during the nine months ended 2018 due to the hiring of senior management, additional travel and variable compensation.

      Interest Expense

Interest expense was $1.2 million in the nine months ended September 30, 2018 compared to $0.6 million for the same period in the prior year due partially to higher interest rates in the first nine months of 2018 compared to the same period in 2017. The weighted average interest rates with respect to the debt facilities was 5.7% and 4.8% for each of the nine months of 2018 and 2017, respectively. In addition, average debt balance on our Revolving Credit Facility was higher in the first nine months of 2018 compared to the same period in the prior year. Interest was incurred on a new Equipment facility in the first nine months of 2018 that was not outstanding for the same period in the prior year.

Income Tax Expense

During the nine month period ended September 30, 2018 and October 1, 2017, the Company recorded current income tax expense of $0.6 million and $0.5 million, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $0.2 million for the third quarter of 2018 and $0.3 million for the third quarter of 2017, in connection with temporary differences related to the Mexican operations.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax assets of $8.0 million as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to its valuation allowance.

Liquidity

As at September 30, 2018, the Company’s liquidity is comprised of $14.7 million in cash on hand, including $12.6 million net proceeds that was received from the completion of a rights offering, and $10.5 million of funds available to borrow under Revolving Credit Facility. The Company funds its operations by regularly utilizing its PNC Facilities (refer to note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the Revolving Credit Facility, which has a maximum limit of $30.0 million which is restricted based on certain borrowing base conditions.

Net cash used in operating activities during the nine months ended September 30, 2018 was $5.3 million, primarily driven by increased accounts receivable balance due to increased sales. However, accounts receivable increased to $41.2 million due to increase in sales days sales outstanding increased to 62 days from 56 days for the third quarter of 2018 compared to the third quarter of 2017. Accounts payable had increased $16.6 million due to an increase in inventory levels and timing of payments. Unbilled contract assets increased $8.2 million resulting from an increased level of production for non-cancellable customer purchase orders when compared to year-end due to third quarter customer demand. Inventory turnover, on an annualized basis was 4.9 times for the third quarter of 2018 and for the same period of prior year.

      Net cash provided by financing activities during the nine months ended September 30, 2018 was $18.4 million compared to cash provided by financing activities of $1.3 million in the nine months ended October 1, 2017. The cash provided was a result of proceeds of $0.4 million issuance of common stock as a result of stock awards and $12.6 million of net proceeds from the completion of the rights offering. In addition, the cash provided resulted from $4.5 million of net advances of revolving debt as at September 30, 2018, compared to $3.2 million repayment of revolving debt during the same period in 2017. The Company also made term debt repayments of $1.5 million for the nine months in 2018 and 2017. There were also $2.6 million advances made under the Equipment facility as at September 30, 2018 that were not incurred in 2017.

Net cash used in investing activities during the nine months ended September 30, 2018 and October 1, 2017 was $3.9 million and $1.0 million, respectively, primarily consisting of additions of property, plant and equipment.

Capital Resources

The Company borrows money under a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Facilities. The PNC Facilities have a term ending on January 2, 2021. Advances made under the Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The Equipment facility bears interest based on the U.S. base rate plus 1.75%.

We believe that cash generated from operations, available cash and amounts available under our PNC Facilities and additional financing sources such as leasing companies and other lenders will be adequate to meet our debt service requirements, capital equipment expenditures and working capital needs at our current level of operations for the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the Revolving Credit Facility is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The PNC Facilities bear interest at floating rates. The weighted average interest rate incurred on the PNC Facilities for the quarter ended September 30, 2018 was 5.9%. Advances made under the Revolving Credit Facility bear interest at the U.S. base rate plus 0.75%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The Equipment facility bears interest based on the U.S. base rate plus 1.75%. The base commercial lending rate should approximate prime rate.

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

There is limited risk of financial loss from defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at September 30, 2018.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. Principal payments for the Long-Term Debt Facility are made on a quarterly basis. Principal payments for the Equipment facility are made on a monthly basis. We believe that cash flow from operations, together with cash on hand and our Revolving Credit Facility, which has a maximum credit limit of $30 million, subject to certain borrowing restrictions is sufficient to fund our financial obligations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company’s President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A Risk Factors

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5 Other Information

None

EXHIBIT INDEX

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2018.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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
Date: November 7, 2018