Form 10-K
period 2018-12-30
SMTC CORP
filed 2019-03-15
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $37.9 million on July 1, 2018 (the last day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value of the registrants common stock is based upon the closing price of the common stock as reported on The NASDAQ Global Market on June 29, 2018 (the last trading day of the most recently completed second fiscal quarter).

As of March 13, 2019, the registrant had 23,353,558 shares of common stock, par value $0.01 per share outstanding.

Documents Incorporated By Reference: None.

 TABLE OF CONTENTS

Annual Report on Form 10-K for the year ended December 30, 2018

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

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. As of December 30, 2018, we had 3,291 employees of which 2,758 were full time and contract employees.

We offer fully integrated contract manufacturing services to global original equipment manufacturer (“OEMs”), technology companies, Defense Prime Contractors, the U.S. Department of Defense, and various U.S. government agencies. We are focused on seven market sectors:

●	Defense and aerospace;
●	Industrial, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

We have customer relationships with industry leading OEMs which was expanded through our November 2018 acquisition of MC Assembly Holdings, Inc. (“MCA”) which has contracts with Defense Prime Contractors, the U.S. Department of Defense, and various other U.S. government agencies. We developed these relationships by capitalizing on the continuing trend of OEMs to outsource non-core manufacturing services, to consolidate their supplier base and to form long-term strategic partnerships with select high-quality EMS providers. We work closely with and are highly responsive to our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the expansion of our share of business with existing customers, participating in the growth of existing customers, the addition of new high-quality customers, and from time-to-time, through strategic acquisitions, such as our MCA acquisition.

We believe that one of the fundamental benefits we offer is our strategic approach in working with customers. This approach involves gaining insight into their business and bringing innovative solutions to enhance their competitiveness, time to market and profitability. We seek to lower total cost of ownership, improve product quality and reliability, accelerate new products to market, improve service and DOF, reduce working capital requirements and capital expenditures, all of which results in improvement of our customers’ overall margins and end customer satisfaction.

Industry Background

The EMS sector is the outsourced portion of the worldwide electronics assembly industry. EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. There is currently considerable outsourcing of manufacturing by traditional OEMs and more recent market entrants in response to rapidly changing markets, technologies and accelerating product life cycles as well as the need to lower total costs and convert typical fixed costs into a variable cost model.

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as labor intensive functions that OEMs outsourced to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased and are partnering with EMS suppliers that offer broader expertise. The EMS industry has also seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving mass hardware markets, with products including mobile devices, home entertainment products, and wearable devices.

By outsourcing manufacturing, OEMs take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency of and capital investment made by EMS providers. OEMs use EMS providers to enhance their competitive position by:

•

Lowering Product Costs.    EMS providers are better able to reduce total product costs due to electronic manufacturing expertise and higher utilization of manufacturing capacity spread over a wider range of product types. Due to their scale of operations as well as their established and ongoing relationships with suppliers, EMS providers are able to achieve better pricing and better working capital management.

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

•	Ability to focus on core branding and R&D initiatives. Through outsourcing, OEMs are able to focus on marketing and product development initiatives which have taken on more prominence as product life cycles have shortened, and as electronic products have become more sophisticated and complex, while at the same time many end markets have become more competitive with companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers entering the highly competitive and rapidly evolving hardware markets.

•

Improving Supply Chain and Inventory Management.    OEMs that manufacture internally are faced with greater complexities in planning, sourcing, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers that possess sophisticated supply chain management capabilities and can leverage significant component procurement advantages to lower product costs.

•

Accessing Advanced Manufacturing Capabilities and Process Technologies.    Electronic products and electronic manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technological expertise and focus required to efficiently manufacture products internally. By working closely with EMS providers, OEMs gain access to high-quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

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

Our Capabilities and Performance

Our EMS activities span the entire electronic product life cycle from the development and introduction of new products through the growth, maturity, and end of life phases. We believe that our focus on quality, superior supply chain management and innovative manufacturing services have the capabilities to reduce our customers’ product costs and time to market, which improves our customers’ competitiveness. We continuously work with our customers to identify, prioritize and implement opportunities for cost reduction.

We offer three vertically-integrated manufacturing streams: enclosures and precision metal fabrication products; PCBA products; and larger-scale systems. For each of these streams, we provide a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, CTO, BTO and DOF. These core services are complemented with cable assembly, interconnect and value engineering services. Our three manufacturing streams are     vertically-integrated to better control quality, lead times and inventory risk and to avoid the “margin stacking” that can occur when these services are provided by loosely connected entities. Our customers benefit from lower costs, better quality, and shorter lead times.

Our vertically-integrated manufacturing services include:

PCBA Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows us to support low-, medium- and high-mix and volume manufacturing requirements as well as to deliver a final product directly to the end customer.

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

Enclosures and Precision Metal Fabrication.    We use premium grade sheet steel, stainless steel, and aluminum to ensure high quality. Technologically advanced equipment and processes enable us to produce medium to complex product enclosures and metal parts while still achieving a low overall product cost. Our soft tooling approach minimizes upfront costs and provides flexibility to respond quickly to engineering changes.

Custom Interconnect.    We are experienced in the design, development and manufacturing of interconnect assemblies such as optical and electrical cable and harness assemblies offering customers advanced expertise and low-cost options.

Engineering Services.    We provide services across the entire product life cycle including product design, prototyping, qualification testing and sustaining engineering through product end of life.

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically-integrated manufacturing services, our Global Procurement Group (“GPG”) plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our GPG has expertise that includes outsourcing based on market conditions and demand management criteria established with the customer, building flexibility into the supply chain network, designing a supply chain specific to individual customer needs, and having the ability to proactively plan. In 2018 we worked with our customers and key partners to rethink our approach and implemented a number of initiatives to manage the risks associated with component shortages as well as new tariffs. These initiatives included a new supply chain center in Phoenix, Arizona opened in 2018, the expanded use of lean manufacturing kan-ban programs, upgraded quoting-tools, tailor-made customer-specific action plans, new agreements with Tier-1 distributors, and extensive investments in safety stock programs. Our GPG is responsible for all aspects of our supply network. Our GPG, led by personnel that have gained experience with large organizations where they have developed key relationships, works together with our customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, our supply chain team focuses on driving improved inventory turns, lowering excess and obsolete inventory risk and reducing overall costs to our customers.

Management Methods and Tools.    We have a web-based system through which it can communicate, collaborate and plan throughout the entire supply chain in real-time with our customers and suppliers. This system accelerates the timeliness and effectiveness of decision making and the efficiency and flexibility with which we can plan for and respond to customers experiencing market fluctuations. We employ technologically advanced quality assurance systems, manufacturing process planning and continuous improvement methodologies.

Our Footprint

Following our acquisition of MCA in November 2018, we significantly expanded our manufacturing capacity and enhanced our capabilities. At the end of 2018, we have more than 50 manufacturing and assembly lines in over 705,000 square feet of production space worldwide. These facilities are strategically located in the United States, Mexico, and China, and provide our customers with fast delivery times for NPIs as well as low cost centers for higher volume production.

All our manufacturing facilities adhere to the “Copy Exact” methodology. Our “Copy Exact” process enables a seamless and timely transition of production between facilities to help customers reach their cost and volume targets faster. We also assign a dedicated manufacturing unit to each customer.

Key Benefits to Our Customers

Three overarching themes form the core of our differentiation and unique customer value proposition: trusted, proven, and professional. These three themes are exemplified by the following aspects of our business:

Operational Counterpart:    Fundamental to our strategic approach in working with customers is to take the time to understand our customers’ business objectives, end markets, performance expectations, competitive advantage, positioning and strategy—to drive better value. We get involved with our customers at both a strategic and operational level. As a trusted partner, we seek to become an extension of their business, helping our customers grow, improve competitiveness, margins, and gain market share.

The Customer Experience:    We combine strong performance with a partnership approach that delivers tangible, bottom-line benefits through committing expertise and resources towards customer goals. We believe it is one of many reasons that a number of our customers have been with us for many years.

People:    Our customer-based teams are tied to the customer at a strategic, operational and organizational level. Our people create an environment that celebrates collaboration and teamwork. We foster a participatory workplace that enables people, at every level of the organization, to get involved in making decisions that put the customer first.

Executive Mindshare:    We fully engage with our customers on many levels—from operational and executive mindshare, to custom-tailored solutions as part of strategic partnership approach to doing business. Our senior management, each of whom has strong relationships with customers from their previous positions at larger companies, are armed with real-time operational metrics and quality data, and are accessible to and actively involved with our customers..

Strategic Fit:    Fit matters. Winning OEMs look for winning manufacturing partners. We mitigate the risk of outsourcing and seeks to deliver results and value.

Global Footprint:    We offer a global footprint with approximately 705,000 square feet of capacity with more than 50 manufacturing and assembly lines in the United States, Mexico and China. Our facilities are strategically located for flexibility and fast turn around and delivery times.

Supply Chain Expertise: We deliver supply chain capabilities and solutions that support the total product life cycle. Our extended supply chain model recognizes the need for collaboration between our customers, our Company and our supply partners to ensure overall supply chain optimization, from product design processes, manufacturing, sourcing, order management and fulfillment to transportation and logistics. The end result is greater control over a complex, extended supply chain to help our customers realize flexibility, cost savings, process improvements, and competitive advantages.

Superior Value:    We continuously work collaboratively with customers to identify, prioritize and implement opportunities for cost reduction. Working collaboratively helps ensure superior service, operational excellence and continuous cost improvement.

Customized Solutions:    By gaining insight into our customers businesses, we can proactively tailor customized solutions to their unique challenges to enhance their competitiveness, time to market and profitability.

 Our Corporate Objective and Strategies

Our corporate objective is to create sustainable growth and increase stockholder value through growth in sales, profitability and debt minimization. A cornerstone to our business is our customer-centric focus throughout the organization. Our key strategies include:

Provide Outstanding Customer Service and Performance.    Customer acquisition and loyalty comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. Our customer focus extends to our unique offering of dedicated resources, a detailed understanding of our customers’ challenges and means to support our customers in meeting their goals. Our dedicated team approach is used throughout our Company and comprises members from all functional areas working together to better understand the unique needs of each customer, their challenges and their future plans. Our commitment to understanding each customer’s goals, challenges, strategies, operations and products to provide a better overall solution is a key focus for our operations personnel and our senior executive team.

 Focus on Well Defined Customer Markets.    We focus on specific customer sectors (and within those sectors target a wide range of projects that offer higher value add) that align well with our capabilities:

●	Defense and aerospace;
●	Industrial, power and clean tech;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

Customers with unique medium- to high-mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for our capabilities. We continue to leverage our experience and established relationships in our existing market segments. Through our MCA acquisition, we have the opportunity to accelerate our entry into the defense and aerospace markets as well as increase our penetration into the medical and safety market sector. We target a wide range of projects in the sub-$5 million range that offer higher value add than larger projects typically targeted by Tier-1 EMS competitors.

Provide Advanced Technological Capabilities.    We remain committed to enhancing our capabilities and value-added services to become an integral part of our customers’ operations. Through our investment in assembly and fabrication technologies and in design, engineering and test capabilities, we are able to provide our customers with a variety of advanced design and manufacturing solutions.

Provide Comprehensive Service Offerings.    Our broad array of EMS activities span the entire electronic product life cycle from introduction and development of new products to the support of products to growth and maturity phases. We perform advanced PCBA and test and complement these capabilities with precision enclosure fabrication, system integration, product configuration, and BTO services. As products mature, we provide comprehensive value engineering services to reduce the cost of the products we produce without compromising quality or function. As products near their end of life, our sustaining engineering and supply chain management systems ensure continued availability and support of hard to source components while mitigating the risks associated with declining inventories. We believe that our breadth of services provides greater control over quality, delivery and costs and enables us to offer our customers a complete, end-to-end solution that is time and cost effective.

Maintain a Competitive, Scalable Cost Structure.   We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but is also both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization. Our acquisition of MCA provides us with additional opportunities for more efficient operations, including opportunities in our purchasing process, our corporate and shared services, and our ability to better serve existing and new customers with increased manufacturing capacity.

Following the November 2018 acquisition of MCA, we expanded our diverse customer base and now have approximately 50 customers where only one customer of the combined company accounted for over 10% of revenue from SMTC and MCA on a full year pro forma basis. The acquisition, we believe, can further accelerate our entry and into several new complex and highly regulated and attractive higher margin markets, including entry into the defense/aerospace where certain government clearance has been achieved (through the acquisition) and further penetration into medical industries which we had targeted and previously received key industry certifications.

Technology, Processes and Development

Our engineering services team delivers a wide range of design, engineering and manufacturing solutions. We have electronic engineering expertise in our targeted customer markets. We maintain manufacturing equipment and tools to the highest calibration standards possible. We follow a comprehensive preventative maintenance program. Customers rely on our full range of design services—from software and firmware development, to electronic design, mechanical design and PCB layout. Our design services capability optimizes product design for maximum performance, higher yields, and faster time to market, with the objective of assisting our customers in becoming more profitable and more competitive. We partner with our customers to deliver innovative manufacturing solutions aligned with their business objectives. We offer everything from full-service, turnkey product development and manufacturing to on-site engineering support.

Our box build experience spans the past 19 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services combine a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of our customers.

Our DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also provide responsive, efficient and cost-effective configure to order and order fulfillment solutions. We align our processes with the customers’ operations, sales and distribution objectives to eliminate redundancies and associated costs.

We continue to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2018, we invested approximately $5 million to complete a facility and equipment expansion program in North America to support our growing global customer base.

We believe that we apply best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review to improve our quality performance to exceed customer expectations. All of our sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We are continuing to make investments in quality, and are in the process of replacing the existing CIM system with Factory Logix, a product from Aegis Industrial Software. This investment will improve transaction control on the production floor and traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All of our sites are certified with the International Organization for Standardization (“ISO”) ISO-9001 quality management system standard and ISO-13485 medical standards. All ISO 9001 registrations are to the latest level (2015 version of the standard). All of our sites have also achieved the Environmental Management Standards ISO-14001 certification. We build PCBAs according to IPC standards, an association connecting the electronic industries, and has been an IPC member since 1991. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements. Our Fremont and Chihuahua Mexico locations are registered FDA facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations. To support our diverse customer base which includes customers in several highly regulated industries, we have achieved a number of required industry certifications, compliance requirements and governmental registrations, including Apple® Authorized Mfi Manufacturing License 6.0, AS9100, Cage Code: 4X3Y1, cGMP Compliant, FAA: PMA Certified, FDA Registration, IATF 16949, IPC-610 Class 3, ISO 9001, ISO 14001, ISO 13485, ITAR Registration, J-STD -001, and TRAC: 4144-7785-7736.

The acquisition of MCA added two more facilities (Billerica, MA and Melbourne, FL) with AS9100 certification to our list of accredited facilities. This international standard outlines best practices and rigorous Quality Management Systems (QMS) that meet unique requirements for avionics, aerospace, and defense organizations. Prior to the acquisition of MCA, we received AS9100 accreditation at our Fremont, CA facility. We have also achieved ISO-13485 certification at all sites worldwide. ISO-13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. Our Fremont, California and Chihuahua, Mexico locations are registered FDA facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations.

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. We have developed relationships and established a network of sales representatives that focus on specific territories in the U.S. The acquisition of MCA in 2018 further expanded our network of marketing representatives and agencies. Our marketing and sales team work collaboratively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for customers.

We develop relationships with our customers and market our vertically-integrated manufacturing services through our direct marketing and sales teams. Our direct sales teams work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing team supports our business strategy of providing end-to-end services by encouraging cross selling of vertically-integrated manufacturing services across a broad range of major OEM products. To achieve this objective, our marketing and sales teams work closely with our various manufacturing, design and engineering groups to engage in marketing and sales activities targeted towards key customer opportunities.

Our customer-centric focus continues through to the execution phase of our relationships with a dedicated customer focused team-based manufacturing approach throughout all of our facilities. A dedicated account team including a global account manager are directly responsible for managing each of our key customer accounts. Global account managers coordinate activities across geographic locations to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure.

Global Procurement and Supply Chain Management

We deliver supply chain capabilities and solutions that support the total product life cycle. Our teams work closely with customers’ supply-base partners to integrate the entire supply chain. Our extended supply chain model recognizes the need for collaboration between OEM customers, our Company and supply partners to ensure overall supply chain optimization, from product design processes, manufacturing, sourcing, order management and fulfillment to transportation and logistics. The end result is greater control over a complex, extended supply chain to help our customers realize flexibility, cost savings, process improvements, and competitive advantages.

In lean manufacturing environments, success is defined by how fast and how effectively manufacturers can respond to evolving customer demands and new global supply chain conditions. We leverage supply chain tools and systems to respond rapidly and effectively to changing real-world conditions. Our customers rely on our core processes and capabilities to drive the success of their supply chains. Each supply chain solution we deliver is tailored to address each customer’s unique requirements.

We employ Agile Product Lifecycle Management (“Agile”) solutions software to help OEMs accelerate revenue, reduce costs, improve quality, ensure compliance, and drive innovation throughout the product life cycle. Agile provides comprehensive support for product life cycle business processes, platform and integration requirements. Agile enables a single enterprise view of the product and part records across the entire system, helping customers accelerate new product introduction time, reduce direct material costs and ensure regulatory compliance.

The demand management process is a core process at our Company, which drives short- and long-term planning and execution activities. Effective demand management optimizes materials availability, supply-base performance and overall liability management. We recognize the need to deploy people, process and technology, as well as extensive customer communication and visibility, to ensure effective demand management execution. This allows for real-time analysis, feedback and implementation of changes in customer and end-market demand, rapid communication to suppliers of changes in requirements, and a truly responsive end-to-end supply chain.

We also employ Kinaxis RapidResponse, an integrated response management tool that allows supply chain professionals to access real-time information and enable collaboration across extended supply networks. The tool allows us to perform real-time demand scenario simulation, review supply constraints, perform rapid manufacturing resource planning, clear to build analysis and communicate changes in requirements to suppliers—all on the same day. With Kinaxis RapidResponse, our teams are able to achieve high levels of supply chain agility with immediate response to changes in demand, supply, capacity and daily operations. The platform enables real-time supply chain visibility and on-line collaboration anywhere in the world. In this way, we gain the insight needed to quickly and effectively respond to a wide variety of supply chain challenges.

Visibility solutions are customized to support a range of requirements, including inventory visibility, master production schedule simulation, clear-to-build, available-to-promise, end-market demand steering, and service parts management. Kinaxis RapidResponse provides a single view of inventory across all of our facilities and inventory hub locations as well as a view of materials supply. Custom reports can be automatically emailed within our Company and to our customers on regular intervals. This inventory and supply base liabilities dashboard has proven to be a valuable tool for both our Company and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

We have a global commodity manager in Kowloon, Hong Kong who serves to improve access to the broad base of component suppliers in the Asia region and provides us with competitive pricing. The Hong Kong office manages component sourcing to support our global operations.  During 2018, a supply chain center was opened in Phoenix, Arizona.  The Phoenix, Arizona location serves as an office for supply chain staff and other members of management.

Our Suppliers

RapidResponse works hand-in-hand with custom electronical data interchange (“EDI”), business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through EDI programs, we have an ongoing view into supplier on-hand inventories and are able to more effectively plan factory capacities and provide customer delivery commitments.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost-effective manner than is achievable through traditional EDI. We believe our volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers via vendor managed inventory programs into our supply chain programs. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our revenue recognition and an increase in inventory. Ultimately, however, our customers generally are responsible for all materials purchased and goods manufactured on their behalf.

Our Customers

We are a distinctive mid-tier EMS provider, supporting customers in the following market sectors:

●	Defense and aerospace;
●	Industrial, power and clean tech;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

              Revenue in 2018 was attributed to the following industry sectors: 21.2% from test and measurement, 19.2% from retail and payment systems, 17.3% from telecom, networking and communications, 14.5% from medical, 13.5% from industrial, power and clean technology, 12.3% from semiconductor, and 1.7% from defense and aerospace.

Our Competition

The EMS industry is composed of numerous companies that provide a range of manufacturing services for OEMs, including PCBA, to design, prototyping, final system assembly, configuration, order fulfillment, repair and aftermarket services. The EMS market consists of contract manufacturers (“CMs”), and original design manufacturers (“ODMs”). CMs manufacture products that have been designed by the OEM; ODMs may also design their own products, primarily commodities, and in many instances are in direct competition with the OEMs. We participate in the mid-sized CM sector.

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

We compete with different companies depending on the type of service we are providing and/or the geographic area in which an activity takes place. Some of our competitors may have greater scale and provide a broader range of services than we offer. We believe that the principal competitive factors in the manufacturing services market are quality and range of services, design and technological capabilities, cost, location of facilities, responsiveness and flexibility. To remain competitive, we believe we must continue to provide technologically advanced manufacturing services and solutions, maintain quality levels, offer flexible delivery schedules, deliver finished products and services on time and compete favorably on price.

Environmental and Social Commitment

Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we live and operate. Our commitment to this responsibility includes compliance to the European Directives (“EU”): Waste Electronic and Electrical Equipment (“WEEE”), Restriction of Hazardous Substances (“RoHS”), as well as assisting customers with conflict minerals and complying with the human trafficking resolutions passed in the California Transparency in Supply Chains Act of 2010. Our commitment goes beyond merely compliance. For example, our MCA acquisition reduced its annual water consumption by more than 74 percent by investing in the implementation of a Closed Loop Process Water Recycling System at our Melbourne manufacturing facility.

Our Structure and Our History

We were established in Toronto, Canada in 1985. We are a Delaware Corporation incorporated in July 1998. Our present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount Technology Centre Inc., an Ontario, Canada corporation (“Surface Mount”) and HTM Holdings Inc.,, a Delaware corporation (“HTM”). Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Inc. (“ZF Array”), a privately held electronics manufacturing services provider. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established. Our SMTC Electronics (Suzhou) Company Limited, China facility was closed in accordance with the restructuring plan as announced on May 15, 2017. The closure of the SMTC Electronics (Suzhou) Company Limited, China facility was substantially completed by the end of 2017. In November 2018 we also acquired MCA, a privately held electronics manufacturing services provider.

Our Leadership Team

In May 2017 Ed Smith was appointed as our Company’s President and Chief Executive Officer. Mr. Smith’s EMS career spans over three decades and has served as President of AVNET Inc., a multibillion-dollar electronic components distributor, and as President and Chief Executive Officer at SMTEK International Inc., a Tier III EMS manufacture. Following Mr. Smith’s appointment, we added several experienced leaders to our senior management team with strong industry backgrounds, including previous success in building businesses together as a team.

Order Backlog

Our order backlog is typically a combination of purchase orders and forecasts. Our customers typically provide purchase orders for delivery of products due within 30 to 90 days. We are also provided additional demand beyond 90 days to drive material demand and perform resources and capacity planning. We do not believe that the order backlog of expected product sales covered only by purchase orders is a meaningful measure of future sales since additional orders may be added, or orders rescheduled or cancelled.

Employees

As of December 30, 2018, we had 3,291 employees of which 2,758 were full time and contract employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we are able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 30, 2018, our only unionized employees were at our Chihuahua Mexico facility, representing a portion of our Mexican labor force. We have never experienced a work stoppage or strike and believe we have good employee relations.

Additional Information

Our stock is listed on the Nasdaq National Market System under the symbol SMTX. Our corporate website address is https://www.smtc.com. We make available through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reference to our website is for informational purposes only and the information contained therein is not incorporated by reference into this annual report.

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

Our largest customer represented 10.9% of our total revenue for the year ended December 30, 2018. Our top ten largest customers collectively represented 68.1% of our total revenue for the year ended December 30, 2018. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a limited number of customers, we manufacture a limited number of products for each of our customers. If we lose any of our largest customers (as we have historically experienced in the past) or any product line manufactured for one of our largest customers, we would experience a significant reduction in our revenue. The insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease revenue significantly. A reduction in revenue can decrease our profitability and adversely affect our business, financial condition and results of operations.

We are exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our revenues could experience significant decline. If general economic conditions deteriorate, we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the uncertainty surrounding the economy and our ability to predict the effect such conditions will have on its customers, we cannot predict the scope or magnitude of the negative effect that any economic slowdown may have on it.

We are exposed to fluctuations in currencies against the U.S dollar.

Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. As a result, we may enter into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. We have decided at this time not to hedge exposure due to foreign exchange currency related to Euro component purchases or Asian payroll. To the extent we are not able to effectively manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers but consider our peer group and direct competitors to be IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers. In addition, as discussed in more detail below, increased pressure to limit U.S. defense spending and changes in the U.S. government procurement environment may limit certain future market opportunities for us. For example, the U.S. Department of Defense (DoD) increasingly is committed to awarding contracts through competitive bidding and relying on competitive contract award types. If we are unable to continue to compete successfully against our current or future competitors in our core markets, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity.

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

Acquisitions involve numerous risks and challenges, including:

●	diversion of management's attention from the normal operation of our business;
●	Difficulties in achieving target cost synergies of the new combined Company;
●	potential loss of key employees and customers of the acquired companies;
●	difficulties managing and integrating operations in geographically dispersed locations;
●	the potential for deficiencies in internal controls at acquired companies;
●	increases in our expenses and working capital requirements, which reduce our return on invested capital;
●	lack of experience operating in the geographic market or industry sector of the acquired business;
●	cybersecurity and compliance related issues;
●	initial dependence on unfamiliar supply chain or relatively small supply chain partners; and
●	exposure to unanticipated liabilities of acquired companies.

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

These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or divestiture, and could adversely affect our business and operating results.

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

In 2018, 84.4% of our revenue was earned from products that we manufactured internationally (outside of the U.S). Changes to laws, regulations or trade agreements in relation to Mexico or China could have an adverse impact on our business, financial condition and results of operations.

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

Pursuant to U.S. GAAP, we are required to evaluate for impairment periodically and when events or changes in circumstances indicate that the carrying value of property, plant and equipment, intangible assets and goodwill may not be recoverable. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

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

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.

Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs with the DoD. The funding of our programs is subject to the overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a governmental shut-down and Continuing Resolutions to extend sufficient funds only for U.S. government agencies to continue operating.

As a result, defense spending levels are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Government contracts are subject to significant procurement rules and regulations. Changes in such rules, regulations and business practice could negatively affect current programs and potential awards, and our business could be negatively affected if we fail to comply with any procurement rules and regulations.

U.S. government contractors must comply with specific procurement regulations and other requirements including export-import control, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. These requirements impact our performance and compliance costs. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices which may negatively affect our results of operations, financial condition or liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with the procurement regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, cash withholds on contract payments, forfeiture of profits, and the assessment of civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition or liquidity. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility (“PNC Facility”). The PNC Facility have a term ending on November 8, 2023. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement with TCW Asset Management Company, LLC, as collateral agent, and lenders from time to time party thereto (collectively, “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 5.00%The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 8.50%.The base rate should approximate U.S. prime rate. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before the first anniversary of the closing date, (ii) 2.00% in the event that such payment occurs after the first anniversary of the closing date and on or before the second anniversary of the closing date and (iii) 1.00% in the event that such payment occurs after the second anniversary of the closing date and on or before the third anniversary of the closing date. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after the third anniversary of the Closing Date.

Our debt outstanding under the Credit Facilities could have adverse consequences for our business, including:

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
•

We may fail to comply with covenants under our Credit Facilities. The financial covenants require the Company to maintain a Fixed Charge Coverage Ratio, a Total Leverage Ratio, and a Senior Leverage Ratio for each Fiscal Quarter during the term of the Agreement. The Company is in compliance with the financial covenants included in the Credit Facilities as of December 30, 2018.

Market conditions have been difficult to predict and there is no assurance that the Company will meet these covenants. A failure to comply with the covenants could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless the Company obtains a waiver from the applicable lender.

Our leverage and restrictions contained in the Credit Facilities may materially adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, our ability to pay principal and interest on our indebtedness and to satisfy our other obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

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

If we are not able to comply with these covenants and requirements or obtain the prior approval from the applicable lender, the lenders have the right to demand accelerated payment and we would have to seek alternative sources of financing, which may not be available, or be available on acceptable terms. In addition, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders. Furthermore, customers may lose confidence in us and reduce or eliminate their orders with us, which may have an adverse impact on our business, financial condition and results of operations. If our borrowing base is diminished we may not have sufficient access to capital to finance operations or capital needs.

To service our increased debt, we will require cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to fluctuation based upon a wide variety of factors, many of which are not within our control including, among others, those described in this section.

Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our debt obligations. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Also, certain of these actions would require the consent of our lenders. The terms of our financing agreements contain limitations on our ability to incur debt.

We may not be able to obtain refinancing on acceptable terms or at all or sell assets on a timely basis, at reasonable prices or at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

The Company operates in various foreign jurisdictions and has substantial tax operating loss carryforwards and so expects potential future tax reform could have substantial impact on the Company’s tax filings and consolidated financial statements related to its income tax expense (recovery) and deferred tax assets (liabilities) and corresponding disclosures.

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

With the acquisition of MC Assembly in November 2018, the Company has not fully assessed the internal control of MC Assembly and therefore there is risk that a significant deficiency or material weakness could result in the future.

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

We conduct our operations within approximately 705,000 square feet of building space. We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures, and our Markham, Canada facility which serves as the principal executive office. Our operating facilities are as follows:

Location	Approx. Square Footage	Leased/Owned
Fremont, California	67,000	Leased
Chihuahua, Mexico	216,000	Owned
Chang An (Dongguan), China	150,000	Leased
Melbourne, Florida	135,000	Leased
Billerica, Massachusetts	58,000	Leased
Zacatecas, Mexico	79,000	Leased

The principal executive office of SMTC is located at 7050 Woodbine Ave. Suite 300, Markham, Ontario, Canada L3R 4G8, which is a leased facility. The supply chain center located in Phoenix Arizona is a leased facility.

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

Market Information

Our common stock trades on the NASDAQ Stock Market under the symbol “SMTX.” The following table shows the high and low sales price for our common stock as reported by the NASDAQ Stock Market for each quarter in the fiscal years ended December 30, 2018 (“2018”) and December 31, 2017 (“2017”).

	Common Stock Price
	2018		2017
	High	Low	High	Low
First Quarter	$2.33	$1.80	$1.56	$1.18
Second Quarter	3.18	2.21	1.38	1.10
Third Quarter	3.00	2.30	1.40	1.12
Fourth Quarter	4.16	2.62	1.94	1.30

Stock Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Composite Index and to a peer group chosen by the Company for 2018 (the “Peer Group”). The Peer Group is comprised of the following companies: IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., Sparton Corp. and Sypris Solutions Inc.

The total stockholder return assumes $100 invested on December 29, 2013 in SMTC’s common stock or December 31, 2013 in the NASDAQ Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total shareholder return assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SMTC Corporation, the NASDAQ Composite Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/13
12/28/14
1/3/16
1/1/17
12/31/17
12/30/18
SMTC Corporation
NASDAQ Composite
Peer Group

*$100 invested on 12/29/13 in stock or 12/31/13 in index, including reinvestment of dividends. Index calculated on month-end basis.

Holders

As of March 13, 2019, there were approximately 90 holders of record of the Company’s common stock.

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

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated balance sheet, statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 1, 2018 to December 30, 2018 (“year ended December 30, 2018”), January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”), and December 30, 2013 to December 28, 2014 (“year ended December 28, 2014”).

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with US GAAP.

Consolidated Statements of Operations and Comprehensive Loss Data

(in USD millions except weighted average shares, which is in millions):

	Years Ended
	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Revenue (a)	$216.1	$139.2	$167.9	$220.6	$228.5
Cost of sales	194.5	128.4	152.8	202.9	209.6

Gross profit	21.7	10.8	15.1	17.7	18.9

Selling, general and administrative expenses	18.2	14.0	14.0	15.9	17.9
Impairment of property, plant and equipment	—	1.6	—	—	—
Restructuring charges (b)	0.2	1.7	0.2	—	1.4
(Gain) loss on disposal of property, plant and equipment	0.0	(0.1)	0.0	—	0.0
Operating earnings (loss)	3.3	(6.4)	0.9	1.8	(0.4)
Interest expense - net	3.1	0.9	0.8	1.2	1.7
Earnings (loss) before income taxes	0.2	(7.3)	0.1	0.6	(2.1)
Income tax expense - net	0.7	0.6	0.3	0.7	1.8

Net loss and comprehensive loss	$(0.5)	$(7.9)	$(0.2)	$(0.1)	$(3.9)

Basic loss per common share	$(0.02)	$(0.47)	$(0.01)	$(0.00)	$(0.24)

Diluted loss per common share	$(0.02)	$(0.47)	$(0.01)	(0.00)	$(0.24)

Weighted average number of shares outstanding
Basic	19.2	16.8	16.5	16.4	16.4
Diluted	19.2	16.8	16.5	16.4	16.4

(a)	The Company adopted ASC 606 on a modified retrospective basis effective January 1, 2018. The comparable periods do not reflect the impact of the adoption and therefore may not be comparable.

(b)	During 2018, restructuring charges of $0.2 million were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. During 2017, restructuring charges of $1.7 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility. During 2016, restructuring charges related to one executive terminated in the Markham, Ontario office. No restructuring charges were incurred during 2015. During 2014, restructuring charges of $1.4 million were incurred related to severance charges in connection with the Company’s 2014 restructuring plan

Consolidated Balance Sheet Data and Cash Flow Data:

(in USD millions)

	As at and for the Years Ended

	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014
Cash	$1.6	$5.5	$8.5	$6.9	$5.4
Working capital (1)	31.0	14.5	20.0	14.0	8.9
Total assets	221.2	69.9	69.0	82.0	88.7
Long-term debt and capital lease obligations	70.0	6.1	8.3	4.2	0.9
Shareholders’ equity	32.3	19.1	26.5	26.3	25.8
Capital expenditures	4.7	1.5	2.2	2.8	3.6
Cash flows (used in) provided by operating activities	(7.8)	(8.9)	6.9	10.9	4.9
Cash flows (used in) provided by financing activities	75.8	7.0	(3.2)	(6.7)	(0.9)
Cash flows used in investing activities	(72.0)	(1.1)	(1.3)	(3.5)	(1.9)

(1)	Calculated as current assets minus current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. Our focus on delivering best-in-class services has been recognized and we have received Frost & Sullivan Awards for Product Quality, Growth Leadership & Customer Value Leadership Awards.

We are offer fully integrated contract manufacturing services to global OEMs, technology companies and governmental entities. We have redefined our market sectors from those previously reported. We are focused on seven market sectors:

●	Defense and aerospace
●	Industrial, power and clean technology
●	Medical and safety
●	Retail and payment systems
●	Semiconductors
●	Telecom, networking and communications
●	Test and measurement

As of December 30, 2018, we had 3,291 employees of which 2,758 were full time and contract employees.

On November 8, 2018 (the “Acquisition Date”), SMTC entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, MC Assembly Holdings, Inc. (“MCA” or “MC Assembly”), each of the stockholders of MC Assembly (the “Sellers”), and Cyprium Investment Partners LLC, a Delaware limited liability company, in its capacity as a representative of the Sellers, pursuant to which the Company agreed to purchase all of the issued and outstanding shares of capital stock of MC Assembly from the Sellers.  The MC Assembly acquisition includes an initial purchase price of $63,498 in cash plus contingent consideration of up to $5,000 in cash payable by the Company upon the achievement of certain performance milestones.  The Purchase Agreement and the MC Assembly acquisition were unanimously approved by the Board of Directors of the Company, and closed on November 8, 2018.

Developments in the year ended December 30, 2018

Total revenue increased by $76.9 million or 55.2% in 2018 compared to 2017. Volume increases with two long standing customers, serviced in the U.S. in the test and measurement sector, representing an increase in revenue of $8.7 million. An additional three retail and payment systems customers serviced in Mexico represented an increase in revenue of $9.0 million. Three telecom, networking and communications customers (one serviced in Mexico; two serviced in Asia) had increased volumes, combined with revenues from two new customers (one serviced in Asia; one serviced in the U.S.), represented increased revenues of $13.9 million.  One long standing customer serviced in Mexico in the semiconductor sector represented increased volumes resulting in $6.9 million of additional revenue. In the medical sector, one new customer (one serviced in the U.S.) represented increased revenues of $9.8 million. In the industrial, power and clean technology sector one customer serviced in Mexico had increased volumes offset with one customer serviced out of Asia that transferred its business to other contract manufacturers, represented an increase of $8.8 million in revenue.

With the acquisition of MCA, we reported additional revenue of $23.5 million from Acquisition Date through to December 30, 2018.  Revenue from the test and measurement sector represented $10.2 million, or 43.2% of this additional revenue, $4.7 million or 19.8% in the industrial, power and clean technology sector, $3.0 million or 12.9% in the medical sector, and $0.5 million or 2.3% in the telecom, networking and communications sector. The acquisition of MCA has also introduced us to the new sector in aerospace and defense that resulted in revenues of $5.1 million, or 21.8% of the additional revenue.

Operating earnings improved by $8.5 million from $6.4 million operating loss in 2017 to a $ 2.1 million operating earnings in 2018 due to increased revenues in 2018, in addition certain other charges incurred in the prior year including an impairment loss and restructuring charges not incurred during 2018. During 2018, the Company also recorded provisions on both excess and obsolete inventory and aged receivables of $0.1 million and $0.4 million, respectively. During 2017, the Company recorded a $1.6 million impairment loss related to property, plant and equipment and announced a global restructuring plan which included the closure of its Suzhou, China facility resulting in the Company recording $1.7 million restructuring charges. Additionally during 2017, the Company also recorded provisions on both excess and obsolete inventory and aged receivables of $0.2 million and $0.7 million, respectively.

Adjusted EBITDA increased to $10.0 million in 2018 from a $1.5 million loss in 2017. Adjusted EBITDA as a percentage of revenue increased to 4.6% in 2018 compared to (1.1)% in 2017. The improvement in Adjusted EBITDA, was primarily driven by the increased revenue, ability to cover our fixed costs and the additional incremental provisions and impairment charges incurred in the prior year. For additional information and a reconciliation of Adjusted EBITDA, see “EBITDA and Adjusted EBITDA Reconciliation” below.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the years presented:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Revenue	100.0%	100.0%	100.0%
Cost of sales	90.0	92.2	91.0
Gross profit	10.0	7.8	9.0
Selling, general and administrative expenses	8.4	10.1	8.3
Impairment of property, plant and equipment	—	1.2	—
Restructuring charges	0.1	1.2	0.1
Gain on disposal of property, plant and equipment	—	(0.1)	—
Operating earnings (loss)	1.5	(4.6)	0.6
Interest expense	1.4	0.7	0.5
Earnings (loss) before income taxes	0.1	(5.3)	0.1
Income tax expense
Current	0.4	0.5	0.1
Deferred	—	(0.1)	0.1
	0.4	0.4	0.2
Net loss	(0.3)	(5.7)	(0.1)

Year ended December 30, 2018 compared to the year ended December 31, 2017

Revenue  (in millions)

Industry Sector	Year ended December 30, 2018		Year ended December 31, 2017		Change
	$	%	$	%	$	%
Test and Measurement	45.8	21.2	26.3	18.9	19.5	74.1
Retail and Payment Systems	41.6	19.3	33.7	24.2	7.9	23.84
Telecom, Networking and Communications	37.4	17.3	25.2	18.1	12.2	48.4
Medical	31.4	14.5	18.8	13.5	12.6	67.0
Industrial, Power and Clean Technology	28.3	13.1	13.7	9.9	14.6	106.6
Semiconductor	26.5	12.3	21.5	15.4	5.0	23.3
Aerospace and Defense	5.1	2.3	—	—	5.1	NA
Total	216.1	100	139.2	100	76.9	55.2

During 2018, the Company recorded approximately $4.1 million of sales of raw materials inventory to customers, which carried limited margin, compared to $2.8 million in 2017. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order be changed, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from any particular customer typically vary from year to year. The Company’s ten largest customers represented 68.1% of revenue in 2018, compared to 72.5% in 2017. Revenue from our largest customer during 2018 was $23.5 million, representing 10.9% of revenue. This compared to revenue from our two largest customers during 2017 of $16.6 million and $16.5 million, both representing 11.9% of revenue. No other customer represented more than 10% of revenue in either year.

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the geographic location of our operations, which are Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 12 to our consolidated financial statements.

During 2018, 70.7% of our revenue was attributable to our operations in Mexico, 10.0% in China, and 19.3% in the U.S. During 2017, 71.5% of our revenue was attributable to our operations in Mexico, 13.4% in China, and 15.1% in the U.S.

Gross Profit

Gross profit increased to $21.9 million in 2018 from $10.8 million in 2017. Gross margin percentage increased to 10.1% in 2018 compared to 7.8% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross margin percentage increased to 9.9% in 2018 up from 7.1% in the prior year. This increase in gross profit was primarily the result of increased revenues, impacting our Company’s ability to cover variable and fixed overhead costs in addition to improved product mix resulting in increased margins.

Our Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark to market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Year ended December 30, 2018	Year ended December 31, 2017
Gross profit	$21,661	$10,851
Add (deduct):

Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(353)	(918)
Adjusted gross profit	$21,308	$9,933

Adjusted gross profit percentage	9.9%	7.1%

The Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts are effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts are recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2018 was a realized loss of $0.1 million compared to a realized loss of $0.1 million in 2017. In 2018, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $0.4 million was recorded compared to an unrealized gain of $0.9 million in 2017, which was included in cost of sales.

	December 30, 2018	December 31, 2017
Average USD:CAD contract rate	—	1.29
Average USD:CAD mark-to-market rate	—	1.26
Average USD:PESO contract rate	20.43	18.69
Average USD:PESO mark-to-market rate	19.66	20.11

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock based compensation – stock awards, fair value adjustment of warrant liability, merger and acquisition costs and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with credit facility covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands):

	Year ended December 30, 2018	Year ended December 31, 2017
Net loss	$(448)	$(7,845)
Reconciling items:

Depreciation	3,791	3,588
Amortization	1,065	—
Interest	3,117	903
Income taxes	677	560
EBITDA	$8,202	$(2,794)

Additional reconciling items:

Restructuring charges	172	1,732
Stock based compensation - stock awards	407	432
Fair value adjustment of warrant liability	111	—
Merger and acquisitions related expenses	1,676	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(353)	(918)
Adjusted EBITDA	$10,215	$(1,548)

The improvement in Adjusted EBITDA was due primarily to the increase in revenue in 2018 by $76.9 million, or 55.2%, from 2017. The increase in revenue was primarily driven by the ability to cover our fixed costs and the additional incremental provisions and impairment charges incurred in the prior year.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased to $18.2 million in 2018 from $14.0 million in 2017. However, selling, general and administrative expenses decreased to 8.4% of revenue in 2018 down from 10.1% of revenue in 2017. The selling general and administrative expenses included $1.7 million of additional professional services related to the acquisition of MC Assembly. Additional stock based compensation was incurred for $0.1 million related to the valuation of the outstanding warrants issued to TCW.

Restructuring Charges

During 2018, restructuring charges of $0.2 million were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. In accordance with the restructuring plan effected in 2017, restructuring charges of $1.7 million were incurred related to the reduction of 49 full-time equivalents (“FTEs”) in Mexico, 102 FTEs in China, 22 FTEs in the U.S., and 10 FTEs in Canada. Additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility.

Interest Expense

Interest expense increased to $3.1 million in 2018 compared to $0.9 million in 2017. The increase was primarily the result of a higher average debt balance in 2018 compared to 2017, specifically with $62 million issuance of debt on the TCW Facilities on November 8, 2018 in order to finance the MCA acquisition.  The weighted average interest rates with respect to the debt on our PNC Facility was 5.76% and TCW Facilities was 10.98%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 4.9% for 2017.

Income Tax Expense

The net tax expense for 2018 of $0.8 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense was partially offset by a $0.1 million deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.

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

Year ended December 31, 2017 compared to the year ended January 1, 2017

Note: The industry sectors have been reclassified to align with the presentation in our 2018 MD&A

Revenue  (in millions)

Industry Sector	Year ended December 31, 2017		Year ended January 1, 2017		Change
	$	%	$	%	$	%
Test and Measurement	26.3	18.9	25.6	15.3	0.7	2.7
Retail and Payment Systems	33.7	24.2	40.5	24.1	(6.8)	(16.8)
Telecom, Networking and Communications	25.2	18.1	47.2	28.1	(22.0)	(46.6)
Medical	18.8	13.5	23.8	14.2	(5.0)	(21.0)
Industrial, Power and Clean Technology	13.7	9.9	13.1	7.8	0.6	4.6
Semiconductor	21.5	15.4	17.7	10.5	3.8	21.5
Aerospace and Defense	—	—	—	—	—	—
Total	139.2	100	167.9	100	(28.7)	(17.1)

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

      In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated site contribution margin) based on the geographic location of our operations, which are Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 12 to our consolidated financial statements.

During 2017, 71.5% of our revenue was attributable to our operations in Mexico, 13.4% in China, and 15.1% in the U.S. During 2016, 60.8% of our revenue was attributable to our operations in Mexico, 26.5% in China, and 12.7% in the U.S.

Gross Profit

Gross profit decreased to $10.9 million in 2017 from $15.0 million in 2016. Gross margin percentage decreased to 7.8% in 2017 compared to 9.0% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, the adjusted gross margin percentage decreased to 7.1% in 2017 down from 8.5% in the prior year. This decrease in gross profit was primarily the result of reduced revenues, impacting the Company’s ability to cover variable and fixed overhead costs in addition to product mix resulting in reduced margins. In addition, there was a provision for excess and obsolete inventory of $0.2 million during 2017, which reduced gross margin.

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark to market valuation reflective of operating performance in the current period. Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

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

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands):

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

The reduction in Adjusted EBITDA was due primarily to the decrease in revenue in 2017 by $28.7 million, or 17.1%, from 2016. The reduction in revenue impacted the Company’s ability to cover its fixed costs prior to the global restructuring plan, effectively resulting in negative Adjusted EBITDA of ($0.3 million) in the first quarter of 2017 and ($3.6 million) in the second quarter of 2017. Subsequent to the global restructuring plan, positive Adjusted EBITDA of $1.1 million was earned in the third quarter of 2017 and $1.2 million in the fourth quarter of 2017. Adjusted EBITDA was also reduced when compared to the prior year as a result of provisions of $0.9 million related to excess and obsolete inventory as well as aged receivables, and impairment charges of $1.6 million expensed in 2017 on property, plant and equipment that were not incurred in the prior year.

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

Interest Expense

Interest expense increased to $0.9 million in 2017 compared to $0.8 million in 2016. The increase was primarily the result of a higher average debt balance in 2017 compared to 2016 in addition to an increase in interest rates on our predecessor PNC Facility. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 4.9% for 2017 and 4.2% for 2016.

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

Off-Balance Sheet Arrangements

          As of December 30, 2018 and December 31, 2017, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Liquidity and Capital Resources

Our principal sources of liquidity are borrowings under the PNC Facility and the TCW Facility, which mature on November 8, 2023. Our principal uses of cash have been to meet debt service requirements, pay down debt, acquire a business in 2018, investment in capital expenditures and to finance working capital requirements.

The following table summarizes cash flow changes for the following periods:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Cash provided by (used in):
Operating activities	$(7.7)	$(8.9)	$6.9
Financing activities	75.8	7.0	(3.2)
Investing activities	(72.0)	(1.1)	(1.3)
(Decrease)/Increase in cash	(3.9)	(3.0)	2.4
Cash, beginning of year	5.5	8.5	6.1
Cash, end of the year	$1.6	$5.5	$8.5

2018

Net cash used by operating activities for 2018 was $7.7 million. The use of cash was mainly driven by increase of accounts receivable of $24.0 million, unbilled contract assets of $8.0 million and inventory of $8.0 million, partially offset from an increase in accounts payable of $23.7 million.  Accounts receivable days remained at 64 days in 2018 and 2017. Inventory turnover decreased to four times or 91 days in 2018 from seven times or 65 days in 2017. Accounts payable increased due to extended payment terms with some vendors, and timing of payments. Accounts payable days outstanding for 2018 increased to 91 days versus 65 days for 2017 due to timing of payments in addition to negotiated extended terms with a number of suppliers.

As at December 30, 2018, the Company’s liquidity is comprised of $1.6 million in cash on hand and $14.0 million of funds available to borrow under the PNC Revolving Credit Facility.  The Company also has additional capacity of $5.0 million dollars available to draw from the TCW Facilities under Term Loan B.  As at December 31, 2017, the Company’s liquidity is comprised of $5.5 million in cash on hand and $5.3 million of funds available to borrow under the PNC Revolving Credit Facility.

Net cash provided by financing activities during 2018 was $75.8 million, consisting of TCW Facilities borrowing of $62.0 million partially offset by the repayment of the PNC Long-Term Debt Facility of $8.0 million. In addition, net cash advanced on the PNC Revolving Credit Facility of $12.8 million and proceeds from issuance of common stock of $12.6 million which was raised from the rights offering, partially offset by deferred financing cost and debt issuance cost of $3.5 million. Principal payments on capital lease obligations was $0.5 million in 2018.

Cash used in investing activities for 2018 of $72.0 million was due to a significant acquisition in 2018 of $67.6 million and capital expenditures of $4.4 million.

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

As at December 31, 2017, the Company’s liquidity is comprised of $5.5 million in cash on hand and $5.3 million of funds available to borrow under the PNC Revolving Credit Facility. As at January 1, 2017, the Company’s liquidity is comprised of $8.5 million in cash on hand and $7.4 million of funds available to borrow under the PNC Revolving Credit Facility.

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

2016

Net cash provided by operating activities for 2016 was $6.9 million. The source of cash mainly resulted from working capital management, which resulted in cash provided by accounts receivable net change year over year of $7.3 million and reduced net inventory levels year over year of $5.2 million. Accounts receivable days decreased to 49 days in 2016 .The increase in cash generated from the net change in accounts receivable was due to reduced revenue and the timing of sales and the respective collections. Inventory turnover reduced to seven times or 52 days in 2016. Cash provided from accounts receivable and inventory was partially offset from increased payments of accounts payable of $8.0 million due in large part to the reduction in revenue resulting in a decrease in inventory purchases. Accounts payable days outstanding for 2016 decreased to 55 days.

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

Capital Resources

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility (“PNC Facility”). The PNC Facility have a term ending on November 8, 2023. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement with TCW Asset Management Company, LLC, as collateral agent, and lenders from time to time party thereto (collectively, “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 5.00%The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 8.50%.The base rate should approximate U.S. prime rate. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before the first anniversary of the closing date, (ii) 2.00% in the event that such payment occurs after the first anniversary of the closing date and on or before the second anniversary of the closing date and (iii) 1.00% in the event that such payment occurs after the second anniversary of the closing date and on or before the third anniversary of the closing date. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after the third anniversary of the Closing Date.

We believe that cash we expect to generate from operations, available cash and amounts available under our Credit Facilities will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the next twelve months, although no assurance can be given in this regard, particularly with respect to amounts available from lenders. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facilities is based on our accounts receivable and inventory. Further, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Accounting changes and recent accounting pronouncements

Recently adopted Accounting Pronouncements

In January 2017, the FASB published ASU 2017-01: Business Combinations (Topic 805). The amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU were utilized when assessing the acquisition of MC Assembly in 2018, which met the definition of acquiring a business. The impact of adoption of the standard had no material impact on the consolidated financial statements.

In May 2017, the FASB published ASU 2017-09: Compensation – Stock Compensation (Topic 718). The amendment clarifies and amends accounting treatment for share-based payments which are modified or changed. The amendment clarified when changes substantiated a modification resulting in the application of modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of the standard had no material impact on the consolidated financial statements.

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

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. The impact of adoption of the standard resulted in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance. The impact of the adoption of this standard results in the presentation of restricted cash as a change in cash from beginning to the ending balance and is no longer presented as an investing activity.

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

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): The amendments seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard is being considered, however it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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

Note 4 to the consolidated financial statements describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following critical accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Property, plant and equipment

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with subtopic 10 of ASC 360, “Property, Plant and Equipment”. Under ASC 360-10 assets must be classified as either held-for-use or held-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held and used exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounting cash flows when quoted market prices are not available. For assets held-for-sale, an impairment loss is recognized when the carrying amount exceeds fair value less costs to dispose.

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

Estimate of percentage completion on satisfying performance obligations

The Company records an unbilled contract asset for revenue related to its WIP when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing labor inputs, such as completed manufactured units to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory. If assumptions change related to the inputs or outputs utilized to estimate the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

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

Business Combinations

The acquisition method of accounting is used to account for business combination. The consideration transferred in a business combination is measured at fair value at the date of acquisition. Acquisition-related transaction costs are recognized in the consolidated statements of loss and comprehensive loss as incurred. At the acquisition date, the identifiable assets acquired and the liabilities assumed are initially recognized at their fair value. Goodwill is measured as the excess of the sum of the consideration transferred and the fair value of the acquirer’s previously held equity interest in the acquire (if any) over the new of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. When the consideration transferred by the Company in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair values of the identifiable assets, liabilities and contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with corresponding adjustments against goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date.

Other measurement period adjustments, contingent considerations that is classified as a financial liability is re-measured at subsequent reporting period, with the corresponding gain or loss recognized in the consolidated statement of loss and comprehensive loss.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

Intangible assets

Intangible Assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to ten years. The Company periodically re-assesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, order backlog, trade name and non-compete agreements. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Intangible assets are tested for impairment on an annual basis and during interim periods if indicators of impairment exist, and written down when impaired.

Amortization is generally calculated on a straight-line basis over the expected useful lives as follows:

Customer relationships (years)	10
Order backlog (years)	1.5
Trade name (years)	1
Non-compete agreements (years)	2

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility (“PNC Facility”). The PNC Facility have a term ending on November 8, 2023. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement with TCW Asset Management Company, LLC, as collateral agent, and lenders from time to time party thereto (collectively, “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 5.00%The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 8.50%.The base rate should approximate U.S. prime rate.

The impact of a 10% change in interest rates would have a material impact on our reported earnings.

10% increase in interest rate (million)	$0.9
10% decrease in interest rate (million)	$(0.9)

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$2.2
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(2.6)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the year ended December 30, 2018, the Company recorded an additional provision for bad debt expense of $0.4 million predominantly related to one customer which experienced financial issues. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 30, 2018.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. As at December 30, 2018, the Company’s liquidity is comprised of $1.6 million in cash on hand and $14.0 million of funds available to borrow under the PNC Revolving Credit Facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $45.0 million of which $14.0 million of funds were available as at December 30, 2018 is sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective as of December 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In making its assessment of internal control over financial reporting as of December 30, 2018, management has excluded MC Assembly Holdings, Inc.  The acquired business represented 35% of the Company's consolidated total assets as of December 30, 2018 and 11% of the Company's consolidated net sales for the year ended December 30, 2018.

Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as at December 30, 2018, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10K does not include an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of December 30, 2018, as permitted under the rules of the SEC for smaller reporting companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 13, 2019, are as follows:

Name	Age	Office/Title
Clarke H. Bailey	64	Chair of the Board of Directors
David Sandberg	46	Director
Frederick Wasserman	64	Director
J. Randall Waterfield	45	Director
Edward Smith	56	President, Chief Executive Officer, and Director
Richard Fitzgerald	51	Chief Operating Officer
Steve Waszak	61	Chief Financial Officer

Clarke H. Bailey joined our Board  in June 2011. Mr. Bailey served as executive chairman (“Executive Chairman”) and interim Chief Financial Officer (“CFO”) of our Company from May 2013 to April 2014. Mr. Bailey is presently the Chairman and Chief Executive Officer (“CEO”) of EDCI Holdings, Inc., a holding company, a position held since 2009. In addition to his position at EDCI, he serves as a director of Iron Mountain Incorporated where he has served since 1998 and is currently Chairman of its risk and safety committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as managing director and head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a director on four (4) other public company boards, five (5) private company boards, and three (3) non-profit boards of trustees. Our Board believes that his significant experience in manufacturing, finance, and M&A, and serving as a CEO and on both public and private boards, make him well-qualified to serve as a director.

David Sandberg joined our Board  in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  He is also the portfolio manager of various funds managed by Red Oak Partners. Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998 to 2002. Mr. Sandberg serves as the chairman of the board of directors of Asure Software, Inc. and Cord Blood America, Inc., both of which are public companies. He also served as a director of Issuer Direct Corporation, a public company, and WTI Holdings, LLC, a private company. Mr. Sandberg has also served as a director of the public companies EDCI, Inc., RF Industries, Ltd., and Planar Systems, Inc. Mr. Sandberg has experience serving as a member of and as chairman of each of the audit, compensation, nominating and governance, and strategic committees for public companies. He received a B.A. in Economics and a B.S. in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners, LLC is the largest Stockholder of our Company. Our Board believes that Mr. Sandberg’s experience serving as director on other public companies, as well has his experience in finance and public company capital market transactions, make him well-qualified to serve as a director.

Frederick Wasserman joined our Board in August 2013. Mr. Wasserman is a seasoned executive who has forty (40) years of business experience helping to create stockholder value with a number of companies. Mr. Wasserman has been the President, Chief Operating Officer (“COO”), and CFO for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC as well as the Chief Compliance Officer of Wynnefield Capital, Inc., a Stockholder of our Company. He served on the board of directors for National Holdings Corporation from October 2013 to September 2016. Mr. Wasserman currently serves as a member of the board of directors of Marker Therapeutic, Inc. (formerly known as Tapimmune Inc.), a position held since January 2016, MAM Software Group, Inc., MAM Software Group, Inc., and DLH Holdings Corp., each of which is a publicly-traded company. Our Board believes that Mr. Wasserman’s experience serving as a director on publicly-traded companies and his significant management experience make him well-qualified to serve as a director.

J. Randall Waterfield joined our Board  in April 2012. Mr. Waterfield is the chairman of Waterfield Group, a diversified financial services holding company that traces its origins back to 1928. After selling the largest private mortgage company in the US and largest Indiana-based bank in 2006 and 2007, respectively, Waterfield Group has diversified into technology, real estate, asset management, and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is the 2017-18 chairman of the board of directors of YPO, a member of Mensa, and a graduate of Harvard University. Also, Mr. Waterfield currently serves on the board of directors of Waterfield Group and its affiliates, Environmental Risk Transfer and Asure Software Inc. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, where he was primarily responsible for small capitalization growth portfolios. Our Board believes that Mr. Waterfield’s experience in finance and M&A make him well-qualified to serve as a director.

Edward Smith joined our Company and Board  in February 2017. He currently serves as our Company’s President and CEO, a position he has held since May 2017. From February 2017 to May 2017, Mr. Smith served as interim President and CEO of our Company. Mr. Smith has extensive experience in the EMS industry and the electronic components distribution industry. Currently, he serves as a member of the board of advisors of Zivelo, Inc., a position he has held since 2015. Most recently, Mr. Smith served as Senior Vice President of Global Embedded Solutions at Avnet, Inc. during 2016 and as President of Avnet Electronics Marketing Americas from February 2009 to March 2016. Mr. Smith worked in many positions during his tenure at Avnet, Inc., which began in 1994. From 2002 to 2004, Mr. Smith served as President and CEO of SMTEK International, Inc., a tier II manufacturer in the EMS industry. From 2009 to 2017, Mr. Smith served as a member of the Electronic Components Industry Association. Mr. Smith is also the founder and CEO of We Will Never Forget Foundation, Inc., a nonprofit organization that supports first responders through gifts to other charitable organizations. Our Board believes that Mr. Smith’s extensive experience in the EMS industry and as an executive officer of various other companies, make him well-qualified to serve as a director.

Rich Fitzgerald joined our Company in June 2017. He currently serves as our Company’s COO. Mr. Fitzgerald honorably served twelve (12) years in the U.S. Marine Corps where he reached the rank of captain. Prior to joining our Company, Mr. Fitzgerald served as Global Vice President of Avnet Integrated Solutions from January 2017 to May 2017 and as Vice President of Business Operations of Avnet Electronics Embedded from July 2014 to January 2017. Prior to joining Avnet, he served as COO of Qual-Pro Corporation from January 2010 to July 2014 and as CEO of Team Precision Public Company Limited from July 2008 to December 2009, as well as Global Vice President of Operations for CTS Corporation, from 2002 through 2008. Before 2002, Mr. Fitzgerald held management roles in companies such as California Amplifier and Intel Corporation. In 2012, Mr. Fitzgerald filed for protection under Chapter 13 of the United States Bankruptcy Code. Mr. Fitzgerald fully-paid all of his creditors and the bankruptcy was dismissed in April 2018.

Steve Waszak joined our Company in March 2018. He currently serves as CFO and Senior Vice President of Mergers and Acquisitions.  With more than twenty-five (25) years of experience in corporate finance and strategic development roles focusing on transformative change, Mr. Waszak has led teams through multiple merger and acquisitions transactions exceeding $1 billion in value. Prior to joining our Company, he was CFO and Manager at Connected-Holdings, LLC, a vertically -integrated, Internet of Things “IoT” intelligent services provider. From 2009 to 2014, Mr. Waszak served as CEO and President of BTI Systems, a developer of optical networks and innovative data-center interconnect solutions for smart-cloud providers. Mr. Waszak’s C-Suite experience also includes serving as COO/CFO at Zetera Corporation and at SONOMA Systems, which was acquired by Nortel Networks. Following the acquisition of Internet Photonics (a Bell Labs spin-out), where he held the position of CFO/COO, Mr. Waszak served as Vice President of Global Sales Operation for Ciena Corporation (NYSE: CIEN). He has also served on the board of directors of private entities and publicly -traded companies, including SMTEK International (NASDAQ: SMTK).

Directors are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized Directors on our Board is currently fixed at five (5). Our Directors are elected on an annual basis. Our Board is currently composed of the following Directors: Clarke H. Bailey, David Sandberg, Frederick Wasserman, J. Randall Waterfield, and Edward Smith, whose terms will expire upon the election and qualification of Directors at our Annual Meeting.

During fiscal year 2018, the Board held fourteen (14) meetings, including regularly scheduled and special meetings. During fiscal year 2018, each director attended more than seventy-five percent (75%) of the total number of meetings of the Board and the committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. The entire Board attended our 2018 Annual Meeting of Stockholders.

Board Committees

The Board has three (3) standing committees: an Audit Committee, Compensation and Management Development Committee and a Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter that the Board adopted. All of the charters are publicly available on our website at www.smtc.com under the “Corporate Governance” link under the “Investor Relations” tab. You may also obtain a copy of our committee charters upon written request to our Investor Relations Department at our principal executive offices.

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2018 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members

Audit Committee	5	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield

Compensation and Management Development Committee	8	Clarke H. Bailey (Chair), Frederick Wasserman, David Sandberg

Nominating and Governance Committee	1	David Sandberg (Chair), J. Randall Waterfield, Clarke H. Bailey

___________________________

Director Independence

The Board has determined that each of Clarke H. Bailey, David Sandberg, J. Randall Waterfield, and Frederick Wasserman is an independent director (each, an “Independent Director”) as defined in the listing rules of the NASDAQ Stock Market (the “NASDAQ Rules”). Mr. Smith was not an “independent director” as defined in NASDAQ Rules.

All members of the Nominating and Governance Committee are Independent Directors as defined in and as required by the NASDAQ Rules.

All Audit Committee members are Independent Directors as defined in the NASDAQ Rules and Rule 10A-3(b)(1) under the Exchange Act, and as required by the NASDAQ Rules.

All Compensation and Management Development Committee members are Independent Directors as defined in and as required by the NASDAQ Rules.

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling its responsibility to Stockholders, potential Stockholders, and the investment community in monitoring the Company’s accounting and reporting practices, systems of internal accounting and financial controls, the Company’s compliance with legal and regulatory requirements related to financial reporting, the qualifications and independence of the Company’s independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm, and the quality and integrity of the Company’s financial reports. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm and is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent registered public accounting firm the annual audited and unaudited quarterly financial statements, the disclosures in the Company’s annual and quarterly reports filed with the SEC, critical accounting policies and practices used by the Company, the Company’s internal control over financial reporting, and the Company’s major financial risk exposures.

The Board has determined that Mr. Wasserman, who is currently the chairman of the Audit Committee, Mr. Sandberg, and Mr. Waterfield are each an “audit committee financial expert” as defined by the applicable rules of the SEC.

Compensation and Management Development Committee

The Compensation and Management Development Committee is responsible for discharging the Board’s duties relating to oversight of executive compensation. This committee makes all decisions regarding the compensation of the executive officers with input and recommendations from the Chief Executive Officer (except with respect to compensation decisions for the Chief Executive Officer himself). The Compensation and Management Development Committee is responsible for administering the Company’s executive compensation program, and reviews both short-term and long-term corporate goals and objectives with respect to the compensation of CEO and the other executive officers. This committee also reviews and discusses, with management, the impact of the Company’s compensation policies and practices on risk-taking within the Company. The Compensation and Management Development Committee evaluates, at least once a year, the performance of the CEO and other executive officers in light of these goals and objectives and, based on these evaluations, approves the compensation of the CEO and the other executive officers. The committee also reviews and recommends to the Board incentive-compensation plans that are subject to the Board’s approval.

During 2018, the Compensation and Management Development Committee utilized the services of a compensation consultant. As part of the 2018 compensation process, the Compensation and Management Development Committee retained Pay Governance LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance provided advisory services only with respect to executive and equity compensation and a competitive assessment of compensation for non-executives, in each case as directed by the Compensation and Management Development Committee. Pay Governance does no other business with the Company. Prior to engaging Pay Governance, the Compensation and Management Development Committee considered the independence of Pay Governance in accordance with the terms of the charter of the Compensation and Management Development Committee and applicable regulations. The Compensation and Management Development Committee did not identify any conflicts of interest with respect to Pay Governance.

Nominating and Governance Committee

The Nominating and Governance Committee is composed solely of Independent Directors, and participates in the search for qualified Directors. The criteria for selecting nominees for election as Directors of the Company includes experience in the operation of public companies, accomplishments, education, skills, and the highest personal and professional integrity. The candidate must be willing and available to serve and should generally represent the interests of all Stockholders, and not of any special interest group. After conducting an initial evaluation of a candidate, the Nominating and Governance Committee will interview that candidate if it believes the candidate may be suitable to be a Director and will also ask the candidate to meet with other Directors and management. If this committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s nomination for election to the Board.

The Nominating and Governance Committee does not have a formal written policy with regard to considering diversity in identifying nominees for Directors, but when considering Director candidates, the committee seeks individuals with backgrounds and skills that, when combined with those of the Company’s other Directors, bring a broad range of complementary skills, expertise, industry and regulatory knowledge, and diversity of perspectives to build a capable, responsive, and effective Board. Diversity considerations for a Director nominee may vary at any time according to the particular area of expertise being sought to complement the existing Board composition.

A Stockholder wishing to nominate a candidate should forward the candidate’s name and a detailed background of the candidate’s qualifications to the Secretary of the Company in accordance with the procedures outlined in our by-laws.

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

Communications with Directors

The Board has provided a process by which Stockholders or other interested parties can communicate with the Board or with the non-management Directors as a group. All such questions or inquiries should be directed to the President and CEO, Edward Smith, who can be reached at ed.smith@smtc.com. Mr. Smith will review and communicate pertinent inquiries to the Board or, if requested, the non-management Directors as a group.

Leadership Structure

The Board has previously determined that it was in the best interests of the Company and its Stockholders for separate individuals to serve as chair of the Board (“Chair”) and Chief Executive Officer, while recognizing that there may be circumstances in the future that would lead to the same individual serving in both capacities. The Company believes this leadership structure has been the most appropriate for the Company, because the Board has been able to rely upon the experience and perspective Mr. Bailey has gained from serving both as a Director and while temporarily serving as the Company’s Executive Chair and interim CFO during 2013 and 2014. Mr. Bailey fulfills his responsibilities as Chair through close interaction with management and all Directors. This structure ensures a greater role of “independent directors” in the active oversight of our business, including risk management oversight, and in setting agendas and establishing Board priorities and procedures. This structure also allows our CEO to focus, to a greater extent, on the management of the Company’s day-to-day operations.

Board Role in Risk Oversight

Our Board is responsible for consideration and oversight of the risks facing the Company. Our Board manages this oversight directly and through the Audit Committee and Compensation and Management Development Committee. Our Board is kept informed by various reports provided to it on a regular basis, including reports made by management at the meetings of the Board, Audit Committee, and Compensation and Management Development Committee. The Audit Committee performs a central oversight role with respect to financial and compliance risks, which the Audit Committee then regularly reviews with the full Board. Our Compensation and Management Development Committee reviews and discusses with management the impact of the Company’s compensation policies and practices on risk-taking within the Company. Our Board believes that our current leadership structure and the composition of our Board protect Stockholder interests and provide adequate independent oversight, while also providing outstanding leadership and direction for our Board and management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors, officers (as defined in Rule 16a-1 of the Exchange Act), and any persons who directly or indirectly hold more than ten percent (10%) of the Company’s Common Stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Forms 3, 4, and 5 that they file.

Based on the Company’s review of copies of such forms it has received from its Reporting Persons, the Reporting Persons met their Section 16(a) filing requirements in a timely manner during fiscal year 2018.

Item 11.	Executive Compensation

Director Compensation

Independent Directors earn $40,000 per year for serving on the Board. The Chair of the Audit Committee earns an additional annual cash retainer of $10,000, the Chair of the Compensation and Management Development Committee earns an additional annual cash retainer of $7,000 and the Chair of the Nominating and Governance Committee earn an additional annual retainer of $3,000. The Chair of the Board of Directors may be awarded additional cash and equity compensation if circumstances warrant at the discretion of the Board. Annual equity compensation is also granted to our Independent Directors, with an aggregate grant date value of $20,000, which is issued in the form of either stock options or restricted stock units (“RSUs”). Annual equity compensation is also provided to the Chair of the Board of Directors with an aggregate grant date value of $50,000, which is issued in the form of either stock options or RSUs. We do not compensate Mr. Smith, our President and Chief Executive Officer, for his service on our Board of Directors.

The following tables outline the compensation to the Board of Directors for the period ended December 30, 2018:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a)(b) ($)	Total Compensation ($)
Clarke Bailey	87,000	50,000	137,000
David Sandberg	43,000	20,000	63,000
J. Randall Waterfield	40,000	20,000	60,000
Frederick Wasserman	50,000	20,000	70,000

(a)	Stock awards issued to our Directors represented annual grants issued on December 12, 2018, in the form of RSAs. The RSAs have a forfeiture schedule if certain time-based service conditions are not met over a 12-month period in 2019. The amounts disclosed in this column represent the aggregate grant date fair value of the shares of Common Stock granted pursuant to the RSAs during the fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (“ASC 718”). The fair values of these shares of Common Stock granted pursuant to the RSAs were calculated based on assumptions summarized in Note 8 to our audited consolidated financial statements for the year ended December 30, 2018 included in this Annual Report on Form 10-K

(b)	The aggregate number of restricted stock awards issued to each of our non-employee directors on December 12, 2018, is as follows:

Name	Number of shares of Restricted Stock
Clarke Bailey	13,550
David Sandberg	5,420
J. Randall Waterfield	5,420
Frederick Wasserman	5,420

Executive Officer Compensation

The Summary Compensation Table below provides information concerning the compensation of our named executive officers.  During our 2018 annual meeting, our Stockholders approved of the compensation of our named executive officers, which we described in our 2018 Proxy Statement, on a non-binding basis. Our Compensation and Management Development Committee considered the results of that non-binding vote when reviewing our compensation policies and practices for 2019

In the “Salary” column, we disclose the base salary paid to each of our named executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and in the “Stock Awards” column, we disclose the aggregate grant date fair value of restricted stock units (“RSU”) awarded in the fiscal year, computed in accordance with ASC 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSUs are calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 30, 2018, and for which we recognize expense ratably over the vesting period.

In the “Bonus” column, we disclose the amount earned as a performance based bonus for that particular fiscal year. In the column “All Other Compensation,” we disclose the sum of the dollar value of all other compensation that could not properly be reported in other columns of the Summary Compensation Table, including perquisites and amounts reimbursed for the payment of taxes.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(b)	Option Awards ($)(a)	RSU Awards ($)(a)	All Other Compensation ($)(c)	Total ($)
Edward Smith (1)	2018	349,530	161,500	—	—	—	511,030
President and CEO	2017	331,607	42,000	193,020	100,000	21,973	688,600
Rich Fitzgerald (2)	2018	275,192	75,000	—	—	—	350,192
COO	2017	167,307	32,000	96,510	—	—	295,817
Roger Dunfield (3)	2018	79,167	—	—	—	—	79,167
Former CFO	2017	231,490	25,000	96,510	—	—	353,000
Steven M. Waszak (4)	2018	226,346	90,000	158,552	—	—	474,898
CFO	2017	—	—	—	—	—	—

(1)

Mr. Smith was hired on February 6, 2017, and effective February 17, 2017, commenced as Interim President and Chief Executive Officer of the Company. On May 15, 2017, Mr. Smith was appointed as President and Chief Executive Officer, removing the interim designation.

(2)	Mr. Fitzgerald was hired effective June 5, 2017 as COO.
(3)	Mr. Dunfield’s employment was terminated on May 2, 2018.
(4)	Mr. Waszak was hired on February 19, 2018 and appointed as CFO on March 13, 2018.
(a)

The amounts disclosed in these columns represent the aggregate grant date fair value of option awards or RSUs, as applicable, granted during fiscal year computed in accordance with ASC 718. The fair values of these option awards and RSUs were calculated based on assumptions summarized in Note 6 to our audited consolidated financial statements for the year ended December 30, 2018, included in this Annual Report on Form 10-K.

(i)

Mr. Smith was granted 68,000 RSUs on February 17, 2017, with a grant date fair value of $100,000. The 68,000 RSUs vested on February 17, 2018. On May 15, 2017, Mr. Smith was granted 671,858 stock options with a strike price of $1.23 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00, and $6.00 for a ninety (90)-day period. The stock options fair value was $0.28 per share and was calculated using the Cox, Ross, and Rubenstein binomial model (“Binomial Model”).

(ii)

Mr. Fitzgerald was granted 335,929 stock options on June 5, 2017, with a strike price of $1.26 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00, and $6.00 for a ninety (90)-day period. The stock options fair value was $0.28 per share and was calculated using the Binomial Model.

(iii)

Mr. Dunfield was granted 335,929 stock options on May 15, 2017, with a strike price of $1.23 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00, and $6.00 for a ninety (90)-day period. The stock options fair value was $0.28 per share and was calculated using the Binomial Model.

(iv)	Mr. Waszak was granted 335,929 stock options on March 12, 2018 with a strike price of $2.07 and will vest at 20% of the covered shares upon the Company’s average closing share price being above each of $2.50, $3.00, $4.00, $5.00, and $6.00 for a ninety (90)-day period. The stock options fair value was $0.47 per share and was calculated using the Binomial Model.

(b)

Amount disclosed for fiscal 2018 and 2017 represents the discretionary bonus earned by the officers as approved by the Board of Directors in addition to bonus earned from the short term incentive plan.

(c)	Amount disclosed as all other compensation represents the 2017 housing allowance paid to Mr. Smith as approved by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unexercised stock options and outstanding RSUs for each named executive officer outstanding as at December 30, 2018.

		Option Awards			Stock Awards
Name	Award Description	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Exercisable(a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Edward Smith	Stock Options	671,858	403,114	1.23	5/15/2027	—	—
Steve Waszak	Stock Options	335,929	201,557	2.07	3/12/2028	—	—
Rich Fitzgerald	Stock Options	335,929	201,557	1.26	6/5/2027	—	—

(a)     The number of securities for Mr. Smith, Mr. Waszak and Mr. Fitzgerald represent unvested stock options as at December 30, 2018.

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Agreements with Executive Officers

 Chief Executive Officer

On May 15, 2017, the Board of Directors of the Company appointed Edward Smith, the Company’s Interim President and Chief Executive Officer, to the role of President and Chief Executive Officer effective May 16, 2017. Mr. Smith, age 56, has served as President and Chief Executive Officer of the Company since May 16, 2017.

In connection with this appointment, Mr. Smith entered into an offer letter with the Company, dated May 15, 2017 (the “Smith Offer Letter”), pursuant to which Mr. Smith receives an annual base salary of $325,000, subject to periodic adjustment (“Smith Base Salary”) and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of fifty percent (50%) of the Smith Base Salary. Pursuant to the Smith Offer Letter, Mr. Smith received a one-time grant of options covering 671,858 shares of Common Stock under the Company’s 2010 Incentive Plan in May 2017. The options have an exercise price per share equal to the per share closing price of the Common Stock on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Common Stock’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 per share for a ninety (90)-day period, or upon a Change in Control Event (as defined in the Smith Offer Letter ) resulting in the per share value of Common Stock being above those same thresholds (one-fifth (20%) if above $2.00, an additional one-fifth (20%) if above $3.00, an additional one-fifth (20%) if above $4.00, an additional one-fifth (20%) if above $5.00, and one hundred percent (100%) if above $6.00), subject to Mr. Smith’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Company’s Board may in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with Stockholders, the options may not be exercised, and no option shares may be sold, within one hundred eighty (180) days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a 10-year term, and will vest with respect to whole shares only.

In addition, the Smith Offer Letter provides that, in the event that Mr. Smith’s employment is terminated by the Company other than for “Cause” (as defined in the Smith Offer Letter, and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Smith Offer Letter)), Mr. Smith will receive the accrued and unpaid amount of the Smith Base Salary through the date of termination and will continue to receive the Smith Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Smith’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined in the Smith Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Smith Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Smith Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Mr. Smith is also eligible for other benefits including participation in the Company’s 401(k) plan and four (4) weeks of paid time off annually.

On May 15, 2017, in connection with Mr. Smith’s stock option award grant, the Board amended the terms of Section 4(c) of the Company’s 2010 Stock Incentive Plan, as amended, which limited the maximum number of shares of Common Stock for which stock options could be granted to any person in any calendar year to 350,000 shares, to permit, as a one-time waiver of such limit, the issuance of stock options covering 671,858 shares to Mr. Smith pursuant to the terms of the Smith Offer Letter.

There were no arrangements or understandings between Mr. Smith and any other persons pursuant to which he was appointed as an officer of the Company (other than arrangements or understanding with Directors or officers of the Company acting solely in their capacities as such), he has no family relationships with any of the Company’s Directors, executive officers, or any person nominated or chosen by the Company to become a Director or executive officer, and he is not party to, and he does have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Chief Operating Officer

On May 15, 2017, the Company announced that the Board of Directors of the Company appointed Richard Fitzgerald, age 51, as the Company’s COO effective on or before June 5, 2017.

In connection with this appointment, Mr. Fitzgerald entered into an offer letter with the Company, dated May 15, 2017 (the “Fitzgerald Offer Letter”), pursuant to which Mr. Fitzgerald will receive an annual base salary of $300,000, subject to periodic adjustment (the “Fitzgerald Base Salary”) and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of twenty-five percent (25%) of the Fitzgerald Base Salary. Pursuant to the Fitzgerald Offer Letter, Mr. Fitzgerald received a one-time grant of options covering 335,929 shares of Common Stock under the Company’s 2010 Incentive Plan in June 2017. The options have an exercise price per share equal to the per share closing price of Common Stock on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Common Stock’s average closing share price being above each of $2.00, $3.00, $4.00, $5.00 and $6.00 per share for a ninety (90)-day period, or upon a Change in Control Event (as defined in the Fitzgerald Offer Letter ) resulting in the per share value of Common Stock being above those same thresholds (one-fifth (20%) if above $2.00, an additional one-fifth (20%) if above $3.00, an additional one-fifth (20%) if above $4.00, an additional one-fifth (20%) if above $5.00, and one hundred percent (100%) if above $6.00), subject to Mr. Fitzgerald’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Board may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with Stockholders, the options may not be exercised, and no option shares may be sold, within one hundred eighty (180) days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a 10-year term, and will vest with respect to whole shares only.

In addition, the Fitzgerald Offer Letter provides that, in the event that Mr. Fitzgerald’s employment is terminated by the Company other than for “Cause” (as defined in the Fitzgerald Offer Letter and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Fitzgerald Offer Letter)), Mr. Fitzgerald will receive the accrued and unpaid amount of the Fitzgerald Base Salary through the date of termination and will continue to receive the Fitzgerald Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Fitzgerald’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined the Fitzgerald Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Fitzgerald Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Fitzgerald Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Mr. Fitzgerald is also eligible for other benefits including participation in the Company’s 401(k) plan and three (3) weeks of paid time off annually.

There were no arrangements or understandings between Mr. Fitzgerald and any other persons pursuant to which he was appointed as an officer of the Company (other than arrangements or understanding with Directors or officers of the Company acting solely in their capacities as such), he has no family relationships with any of the Company’s Directors, executive officers, or any person nominated or chosen by the Company to become a Director or executive officer, and he is not party to, and he does have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Chief Financial Officer

Effective February 19, 2018, the Company hired Steve Waszak, age 61, as Senior Vice President, Mergers and Acquisitions. Subsequently, on March 13, 2018 the Company announced that the Board appointed Steve Waszak, as the Company’s CFO in addition to his role as Senior Vice President of Mergers and Acquisitions.

In connection with this appointment, Mr. Waszak entered into an offer letter with the Company, dated February 2, 2018 (the “Waszak Offer Letter”), pursuant to which Mr. Waszak will receive an annual base salary of $275,000, subject to periodic adjustment (the “Waszak Base Salary”) and will be eligible to participate in the Company’s short-term incentive plan with a target bonus of thirty-three percent (33%) of his base salary. Pursuant to the Waszak Offer Letter, Mr. Waszak received a one-time grant of options covering 335,929 shares of Common Stock under the Company’s 2010 Incentive Plan in March 2018. The options have an exercise price per share equal to the per share closing price of the Common Stock on the grant date, and will vest as to one-fifth (20%) of the covered shares upon the Common Stock’s average closing share price being above each of $2.50, $3.00, $4.00, $5.00 and $6.00 per share for a ninety (90)-day period, or upon a Change in Control Event (as defined in the Waszak Offer Letter ) resulting in the per share value of the Common Stock being above those same thresholds (one-fifth (20%) if above $2.50, an additional one-fifth (20%) if above $3.00, an additional one-fifth (20%) if above $4.00, an additional one-fifth (20%) if above $5.00, and one hundred percent (100%) if above $6.00), subject to Mr. Waszak’s continued employment on the applicable vesting date. In the event of a Change in Control Event, outstanding stock options shall immediately expire to the extent they remain unvested; provided, however, the Board may, in its sole discretion, accelerate vesting effective immediately prior to, but contingent on, a Change in Control Event. To ensure alignment with Stockholders, the options may not be exercised, and no option shares may be sold, within one hundred eighty (180) days of any portion of the options vesting, unless a Change in Control Event occurs. The options shall otherwise reflect the Company’s standard terms and conditions for employee option grants, including a 10-year term, and will vest with respect to whole shares only.

In addition, the Waszak Offer Letter provides that, in the event that Mr. Waszak’s employment is terminated by the Company other than for “Cause” (as defined in the Waszak Offer Letter and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Waszak Offer Letter)), Mr. Waszak will receive the accrued and unpaid amount of the Waszak Base Salary through the date of termination and will continue to receive the Waszak Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Waszak’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined the Waszak Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Waszak Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Waszak Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Mr. Waszak is also eligible for other benefits including participation in the Company’s 401(k) plan and four (4) weeks of paid time off annually.

There were no arrangements or understandings between Mr. Waszak and any other persons pursuant to which he was appointed as an officer of the Company (other than arrangements or understanding with Directors or officers of the Company acting solely in their capacities as such), he has no family relationships with any of the Company’s Directors, executive officers, or any person nominated or chosen by the Company to become a Director or executive officer, and he is not party to, and he does have any direct or indirect material interest in, any transaction requiring disclosure under Item 404(a) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2019, the number of shares beneficially owned and the percentage ownership for: (a) each person who is known by us to own beneficially more than five percent (5%) of our outstanding shares of Common Stock; (b) each named executive officer who is named in our summary compensation table and each current Director; and (c) all executive officers and current Directors as a group.

As of March 13, 2019, our outstanding Common Stock consisted of 23,353,558 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, and each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 7050 Woodbine Avenue, Markham, Ontario, Canada L3R 4G8. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership of within sixty (60) days after March 13, 2019.

	Shares Beneficially Owned
Name and Address	Shares	Options/RSUs	Total	Percentage of Shares Beneficially Owned(*)
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	5,616,566	—	5,616,566	24.1%
1969 SW 17th Street
Boca Raton, Florida 33486
Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	1,742,974	—	1,742,974	7.5%

Directors and Named Executive Officers:
Clarke Bailey	410,777	50,576	461,353	2.0%
David Sandberg (1)	5,616,566	—	5,616,566	24.1%
J. Randall Waterfield	844,280	20,230	864,510	3.7%
Frederick Wasserman	65,278	20,230	85,508	#
Edward Smith	269,428	268,744	538,172	2.3%
Rich Fitzgerald	29,928	134,372	164,300	#
Steve Waszak	4,500	134,372	138,872	#
Roger Dunfield	150,429	—	150,429	#

All Directors and Named Executive Officers as a group (8 persons)	7,391,186	628,524	8,019,710	34.3%

* The number of shares of Common Stock deemed outstanding on March 13, 2019, with respect to a person or group includes (a) 23,353,558 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within sixty (60) days of March 13, 2019 by the person or group in question.

# Less than 1%

(1)	Mr. Sandberg directly owns 939,271 share shares of Common Stock and indirectly owns 4,677,295 shares of Common Stock as per Form 4 filings with SEC and as summarized below:

Red Oak Partners, LLC (“ROP”) serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the “Fund”), the direct owner of 1,271,725 shares. David Sandberg is the managing member of ROP and the Fund’s portfolio manager.

ROP serves as a managing member of Pinnacle Capital Partners, LLC, a Florida limited liability company (“Pinnacle Partners”). Pinnacle Partners is the general partner of Pinnacle Opportunities Fund, LP, a Delaware limited partnership, the direct owner of 766,968 shares.

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the “Long Fund”), the direct owner of 818,420 shares. David Sandberg is the managing member of ROP and the Long Fund’s portfolio manager.

ROP serves as the general partner of The Red Oak Institutional Founders Long Fund, LP, a Delaware limited partnership (the “Founders Fund”), the direct owner of 1,820,182 shares. David Sandberg is the managing member of ROP and the Founders Fund’s portfolio manager.

(2)	Includes shares of Common Stock held by Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., and Wynnefield Capital, Inc. Profit Sharing Plan.

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in July 2010. In July 2010, the plan authorized an initial limit of 350,000 shares. In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and approved by the stockholders, in addition to annual increases authorized based on the evergreen annual increase formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares. The evergreen annual increases based on the formula of the 2010 Plan was 194,394 shares in 2017 and 193,807 shares in 2018. The total number of shares remaining available for future issuance under the 2010 Plan as at December 30, 2018 is 1,292,858.

The following table gives information about awards under the 2010 Plan as of December 30, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column a)

Equity compensation plans approved by stockholders	2,077,201	$1.55	1,292,858
Equity compensation plans not approved by stockholders	—	—	—
Total	2,077,201	$1.55	1,292,858

(1) The weighted average exercise price only applies to the 1,719,824 of outstanding stock options as there is no exercise price on the 357,377 outstanding RSUs.

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

There were no transactions required to be reported under Item 404(a) of Regulation S-K or that were required to be reviewed pursuant to the above policies and procedures for fiscal year ending December 30, 2018.

Item 14.	Principal Accounting Fees and Services

Set forth below are the fees incurred by the Company to its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years indicated.

	2018	2017
Audit fees	$681,220	$458,535
Tax fees	147,780	153,885
Total fees	$829,000	$612,420

The amounts are presented in USD and converted using average twelve month exchange rate of USD $1.00 to CAD $1.29 and USD $1.00 to CAD $1.30 for fiscal years 2018 and 2017, respectively.

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

(a) (3)  Exhibits.

See exhibit index beginning at page 66.

 EXHIBIT INDEX

Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Certain exhibits are incorporated herein by reference to (i) the Registrant’s Registration Statement on Form S-1 originally filed on March 24, 2000 (File No. 333-33208), and (ii) documents previously filed by our Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Exhibit #	Description
2.1

Purchase Agreement, dated as of November 8, 2018, by and among the Registrant, MC Assembly Holdings, Inc, each of the stockholders of MC Assembly Holdings, Inc., and Cyprium Investment Partners LLC. (1)

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant. (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

3.3	Second Amended and Restated By-Laws of the Registrant. (2)

3.4	Amendment No. 1 to Second Amended and Restated By-Laws of the Registrant. (4)

3.5	Amendment No. 2 to Second Amended and Restated By-Laws of the Registrant (5)

4.1	Stockholders Agreement, dated as of November 22, 2000, by and among the Registrant and the Stockholders referred to therein. (6)

4.2	Form of Certificate Representing Shares of Common Stock of the Registrant. (7)

4.3	Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between the Registrant and Computershare Inc., as Rights Agent. (8)

10.1#	2010 Incentive Plan of the Registrant. (9)

10.2

Revolving Credit and Security Agreement, dated as of September 14, 2011, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (10)

10.3

Sixth Amendment to Revolving Credit and Security Agreement, dated as of April 7, 2014, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (11)

10.4

Seventh Amendment to Revolving Credit and Security Agreement, dated as of September 24, 2014, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (12)

10.5

Tenth Amendment to Revolving Credit and Security Agreement, dated as of January 29, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (13)

10.6

Eleventh Amendment to Revolving Credit and Security Agreement, dated as of November 22, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (14)

10.7

Twelfth Amendment to Revolving Credit and Security Agreement, dated as of May 15, 2017, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (15)

10.8

Thirteenth Amendment to Revolving Credit and Security Agreement, dated as of March 28, 2018, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (16)

10.9

Equipment Note, dated as of March 28, 2018, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association. (16)

10.10

Fourteenth Amendment to Revolving Credit and Security Agreement, dated as of June 29, 2018, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc., SMTC Manufacturing Corporation of Canada, PNC Bank Canada Branch, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (17)

10.11

Amended and Restated Revolving Credit and Security Agreement, dated as of November 8, 2018, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (1)

10.12

Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Assent Management Company LLC, as collateral agent and administrative agent. (1)

10.13	Form of Subscription Agreement, dated as of November 8, 2018, by and between the Registrant and lenders from time to time party to the Financing Agreement with TCW, dated as of November 8, 2018. (1)

10.14

Form of Registration Rights Agreement, dated as of November 8, 2018, by and between the Registrant and lenders from time to time party to the Financing Agreement with TCW, dated as of November 8, 2018. (1)

10.15	Form of Stockholder Backstop Agreement, dated as of July 16, 2018, by and between the Registrant and each of Red Oak Partners, LLC, Edward Smith, Clarke H. Bailey, and J. Randall Waterfield. (18)

10.16

Form of Non-Stockholder Backstop Agreement, dated as of July 16, 2018, by and between the Registrant and each of Mitch Otolski, Trustee of the MRS Trust, Hoak & Co., Mabipa Overseas, S.A., John Ransom, and BPZG Ventures LLC. (18)

10.17

Third Amended and Restated US Loan Agreement, dated as of September 14, 2011, by and among SMTC Mex Holdings, Inc., SMTC Manufacturing Corporation of Massachusetts, Export Development Canada and the lenders party thereto from time to time. (10)

10.18	Stockholder Agreement, dated as of January 5, 2012, by and between the Registrant and Red Oak Partners, LLC. (19)

10.19#	Form of Indemnification Agreement, dated as of September 23, 2014, by and between the Registrant and certain officers and directors. (20)

10.20

Amended and Restated Term Note, dated as of November 22, 2016, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., ZF Array Technology, Incorporated, HTM Holdings, Inc. and PNC Bank, National Association. (14)

10.21#	Services Agreement, dated as of February 1, 2017, by and between the Registrant and Edward Smith. (21)

10.22#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Edward Smith. (22)

10.23#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Richard Fitzgerald. (22)

10.24#	Employment Offer Letter, dated as of March 13, 2018, by and between the Registrant and Steven Waszak. (23)

10.25	Severance and general release agreement, dated as of May 2, 2018, by and between the Registrant and Roger Dunfield. (24)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2019.

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

(1)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(2)	Filed as an Appendix to the Registrant’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 5, 2012 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 18, 2018 (File No. 0-31051) and incorporated by reference herein.
(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 24, 2013 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 20, 2018 (File No. 0-31051) and incorporated by reference herein.
(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as an Exhibit to the Registrant’s Definitive Notice and Proxy Statement on Form DEF14A filed on June 10, 2016 (File No. 0-31051) and incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on October 3, 2011 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 11, 2014 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed February 17, 2016 (File No. 0-31051) and incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed November 22, 2016 (File No. 0-31051) and incorporated by reference herein.
(15)	Filed as an Exhibit to the Registrant's Current Report on Form 10-K for the year ended January 1, 2017 filed on March 9, 2017 (File No. 0-31031) and incorporated by reference herein.
(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 28, 2018 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2018 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 23, 2018 (File No. 0-31051) and incorporated by reference herein.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2014 filed on March 30, 2015 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2017 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0-31051) and incorporated by reference herein.
(24)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 1, 2018 filed on May 8, 2018 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

Item 16.	Form 10-K Summary

Not Applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Edward Smith
Edward Smith
President and Chief Executive Officer

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Smith
Edward Smith	President, Chief Executive	March 15, 2019
Officer and
Director (Principal Executive Officer)
/s/ Steve Waszak
Steve Waszak	Chief Financial Officer (Principal Officer	March 15, 2019
Financial and Principal Accounting
Officer)

/s/ Clarke Bailey
Clarke Bailey	Chair of the Board of Directors	March 15, 2019

/s/ David Sandberg
David Sandberg	Director	March 15, 2019

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 15, 2019

/s/ Randy Waterfield
Randy Waterfield	Director	March 15, 2019

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years January 1, 2018 to December 30, 2018, January 2, 2017 to December 31, 2017, and from January 4, 2016 to January 1, 2017	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years from January 1, 2018 to December 30, 2018, January 2, 2017 to December 31, 2017, and from January 4, 2016 to January 1, 2017	F-5
Consolidated Statements of Cash Flows for the years from January 1, 2018 to December 30, 2018, January 2, 2017 to December 31, 2017, and from January 4, 2016 to January 1, 2017	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and their results of operations and their cash flows for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Oakville, Ontario, Canada March 15, 2019

We have served as the Company's auditor since 2014.

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$1,601	$5,536
Accounts receivable—net (note 5)	72,986	29,093
Unbilled contract assets (notes 3 and 5)	20,405	—
Inventories (note 5)	53,203	22,363
Prepaids and other assets	5,548	2,142
Derivative assets (note 9)	15	37
Income taxes receivable (note 10)	160	17
	153,918	59,188
Property, plant and equipment—net (note 5)	28,160	10,269
Goodwill (note 2 and 5)	18,165	—
Intangible assets – net (notes 2 and 5)	19,935	—
Deferred income taxes—net (note 10)	380	305
Deferred financing costs—net	668	94
	$221,226	$69,856

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 6)	$25,020	$12,191
Accounts payable	76,893	25,028
Accrued liabilities (note 5)	13,040	4,877
Warrant liability (note 6)	2,009	—
Contingent consideration (note 2)	3,050	—
Derivative liabilities (note 9)	—	375
Income taxes payable (note 10)	12	48
Current portion of long-term debt (note 6)	1,368	2,000
Current portion of capital lease obligations (note 6)	1,547	174
	122,939	44,693
Long-term debt – net (note 6)	56,039	6,000
Capital lease obligations (note 6)	9,947	89
Total liabilities	$188,925	$50,782

Shareholders’ equity:
Capital stock (note 7)	458	396
Additional paid-in capital	278,648	265,355
Deficit	(246,805)	(246,677)
	32,301	19,074
	$221,226	$69,856

Commitments and contingencies (note 13)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Revenue	$216,131	$139,231	$167,868
Cost of sales (note 9)	194,470	128,380	152,841
Gross profit	21,661	10,851	15,027

Expenses:
Selling, general and administrative expenses (note 16)	18,173	13,960	14,013
Restructuring charges (note 15)	172	1,732	176
Impairment of property, plant and equipment (note 5)	—	1,601	—
Gain on disposal of property, plant and equipment	(30)	(60)	(5)
Operating earnings (loss)	3,346	(6,382)	843
Interest expense - net (note 5)	3,117	903	788
Earnings (loss) before income taxes	229	(7,285)	55
Income tax expense (recovery) (note 10)
Current	752	639	161
Deferred	(75)	(79)	126
	677	560	287
Net loss and comprehensive loss	$(448)	$(7,845)	$(232)

Basic loss per share	$(0.02)	$(0.47)	$(0.01)

Diluted loss per share	$(0.02)	$(0.47)	$(0.01)
Weighted average number of shares outstanding (note 11)
Basic	19,176,198	16,788,231	16,504,106
Diluted	19,176,198	16,788,231	16,504,106

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except for number of shares)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 3, 2016	16,485,055	$391	$264,505	$(238,600)	$26,296
Conversion of exchangeable shares	25,125	—	—	—	—
Stock-based compensation (note 8)	—	—	423	—	423
Net loss for the year	—	—	—	(232)	(232)
Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	26,487

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
Conversion of restricted stock units	482,447	5	(5)	—	—
Stock-based compensation (note 8)	—	—	432	—	432
Net loss for the year	—	—	—	(7,845)	(7,845)
Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

Modified retrospective adoption of ASC 606 – Revenue from contracts with customers (note 3)	—	—	—	320	320
RSU vested and stock options exercised	418,986	4	357	—	361
Issuance of common shares from rights offering (note 7)	5,777,768	58	12,529	—	12,587
Stock-based compensation (note 8)	—	—	407	—	407
Net loss for the year	—	—	—	(448)	(448)
Balance, December 30, 2018	23,189,381	458	278,648	246,805	32,301

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Cash provided by (used in):

Operations:
Net loss	$(448)	$(7,845)	$(232)

Items not involving cash:

Depreciation of property, plant and equipment	3,791	3,588	4,110
Amortization of intangible assets	1,065	—	—
Unrealized gain on unsettled forward exchange contracts	(353)	(918)	(831)
Impairment of property, plant and equipment	—	1,601	—
Deferred income taxes	(75)	(79)	126
Amortization of deferred financing fees on revolving credit facility	58	27	69
Amortization of deferred financing fees on long term debt	194	—	—
Stock-based compensation	407	432	423
Change in fair value of warrant liability	111	—	—
Gain on sale of property, plant and equipment	(30)	(60)	(5)

Change in non-cash operating working capital:

Accounts receivable	(24,030)	(6,469)	7,261
Unbilled contract assets	(7,949)	—	—
Inventories	(8,027)	(1,689)	5,203
Prepaid expenses and other assets	(883)	311	(470)
Income taxes receivable/payable	(179)	(142)	132
Accounts payable	23,698	2,159	(7,998)
Accrued liabilities	4,921	237	(927)
	(7,787)	(8,847)	6,861

Financing:
Net advances (repayment) of revolving credit facility	12,829	9,460	(7,990)
Repayment of long-term debt	(8,000)	(2,000)	-
Net advances of long-term debt	62,000	-	5,000
Principal payment of capital lease obligations	(487)	(395)	(611)
Proceeds from exercise of stock options	361	—	—
Proceeds from issuance of common stock (rights offering)	12,587	—	—
Proceeds from sale and leaseback	—	—	509
Debt issuance costs	(2,831)	—	—
Deferred financing costs	(632)	(51)	(71)
	75,827	7,014	(3,163)

Investing:

Purchase of property, plant and equipment	(4,410)	(1,471)	(2,225)
Acquisition of MC Assembly – net of cash acquired	(67,600)	—	—
Proceeds from leasehold improvement	—	56	—
Proceeds from sale of property, plant and equipment	35	281	126
	(71,975)	(1,134)	(2,099)

(Decrease) increase in cash	(3,935)	(2,967)	1,599
Cash, beginning of year	5,536	8,503	6,099
Restricted cash – guaranteed deposit	—	—	805
Cash, end of the year	$1,601	$5,536	$8,503

Supplemental Information:
Cash interest paid	$2,294	$834	$761
Cash taxes paid	$1,000	$786	$444
Cash tax refund	$—	$—	$442
Property, plant and equipment acquired through capital lease	$882	$—	$533
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$384	$23	$247

 See accompanying notes to consolidated financial statements.

SMTC CORPORATION

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC facilities span a broad footprint in the United States, Mexico, and China, with 3,291 employees of which 2,758 were full time and contract employees. SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the test and measurement, retail and payment systems, telecom, networking and communications, medical, industrial, power and clean technology, semiconductor, and defense and aerospace market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and a supply chain center in the United States.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from January 1, 2018 to December 30, 2018 (“year ended December 31, 2018”), January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”).

2.	Acquisition of MC Assembly

On November 8, 2018 (the “Acquisition Date”), SMTC entered a Stock Purchase Agreement (the “Purchase Agreement”), to purchase all of the issued and outstanding shares of capital stock of MC Assembly Holdings, Inc. (“MC Assembly” or “MC”). The MC acquisition includes an initial purchase price of $63,498 plus contingent consideration payable of up to $5,000 by the Company upon the achievement of certain performance milestones. The Purchase Agreement and the MC acquisition were unanimously approved by the Board of Directors of the Company, and closed on November 8, 2018.

The table below represents the fair value of the total purchase price consideration:

Purchase price – cash	$63,498
Contingent consideration payable	3,050
Working capital adjustment - cash	1,052
Total purchase consideration	$67,600

The contingent consideration is based upon the achievement of certain performance milestones determined after the completion of the Company’s first fiscal quarter of 2019. The contingent consideration is estimated based on forecasted results, and may change upon the resolution of the contingency at the end of the Company’s first quarter of 2019. The key assumptions in valuing the contingent consideration include: estimated projected adjusted earnings before interest, depreciation and taxes for MC Assembly on a trailing twelve months ended March 31, 2019 and a discount rate of 13.5%. As at December 30, 2018, there was no change in the fair value of the contingent consideration, based on the forecasted results for the first quarter of 2019. The contingent consideration fair value is sensitive to adjustments in results as it is based on a formula which includes a multiple of earnings. The initial working capital adjustment of $1,052 was cash settled on the Acquisition Date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date:

Fair Value
Fair value consideration transferred	$67,600

Assets
Accounts receivable	19,863
Inventories	22,813
Unbilled contract assets	12,136
Prepaids and other assets	2,523
Property, plant and equipment	16,030
Intangible assets	21,000
Goodwill	18,165
Total assets	112,530

Liabilities
Accounts payable	27,795
Accrued liabilities	3,297
Contingent consideration	3,050
Capital lease obligation	10,788

Total liabilities	44,930

Net assets acquired	67,600

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of MC Assembly. None of the goodwill is expected to be deductible for tax purposes. Changes to SMTC and MC Assembly combined deferred tax assets and liabilities as a result of the purchase price allocation is fully offset by a corresponding net reduction to its valuation allowance.

The Company recognized $1,676 of acquisition related costs that were expensed during the period and included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. The Company also incurred $3,519 costs related to financing the transaction. Fees incurred for the long-term debt facility (note 6) were $2,831 and have been recorded as a contra debt amount against the long-term debt balance on the consolidated balance sheet. Fees incurred for the PNC Revolving Credit Facility were $688 and have been recorded as a deferred financing cost asset on the consolidated balance sheet. These costs are amortized to interest expense over the term of the debt and included in interest expense in the consolidated statement of operations and comprehensive loss.

The Company identified the following intangible assets and corresponding useful lives:

Intangible Assets		Estimated useful life (years)

Customer relationships	12,350	10
Order backlog	6,990	1.5
Trade name	1,300	1
Non-compete agreements	360	2

Total intangible assets	21,000

Amortization expense of $1,065 has been included in the cost of sales in the consolidated statement of operations and comprehensive loss pertaining to the acquired intangible assets for the period ended December 30, 2018.

The following summary of MC Assembly’s select financial results included in the Company’s consolidated statement of operations and comprehensive loss from the Acquisition Date to December 30, 2018 are as follows:

Period ended December 30, 2018
Revenue	$23,530
Net income	1,667

The following summary of unaudited select pro forma financial results as if MC Assembly had been included in the consolidated results of the Company for the years ended December 30, 2018 and December 31, 2017:

	Year ended December 30, 2018	Year ended December 31, 2017
Pro forma revenue	$345,194	$281,493
Pro forma net loss	(7,809)	(16,682)

These amounts have been calculated after applying the Company’s accounting policies and including the impacts of the purchase price adjustments.

3.

ASC 606: Revenue from Contracts with Customers

General description of the new guidance

Effective January 1, 2018, the Company applied a modified retrospective adoption of ASC 606: Revenue from Contracts with Customers. The primary impact of the new standard results in a change to the timing of the Company’s revenue recognition policy for our custom manufacturing services to recognizing revenue “over time” as products are manufactured as opposed to a “point in time” model upon shipment (prior revenue recognition policy). The transitional adjustment resulted in the recognition of unbilled contract assets for revenue with a corresponding reduction in finished goods and work-in-process inventory. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to its opening deficit balance at January 1, 2018 included in shareholders’ equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company is applying the new revenue standard only to contracts not completed as of the date of initial application, referred to as open contracts.  The Company also does not disclose the information about remaining performance obligations that have original expected durations of one year or less.

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

Impact of adoption of ASC 606

The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet in connection with the adoption of ASC 606, Revenue from Contracts with Customers was as follows:

	Balance at December 31, 2017 (pre- adoption of ASC 606)	ASC Topic 606 adjustments	Balance at January 1, 2018

Assets
Inventories	$22,363	$(3,414)	$18,949
Unbilled contract assets	—	3,734	3,734

Shareholders’ Equity
Total shareholders’ equity	$19,074	$320	$19,394

The following table presents the impacted financial statements line items in the consolidated balance sheet as of December 30, 2018:

	Balances pre adoption of ASC 606	ASC Topic 606 adjustments	As reported

Unbilled contract assets	$—	$20,405	$20,405
Inventories	73,075	(20,013)	53,062

Total shareholders’ equity	30,916	392	31,308

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive income (loss) for the year ended December 30, 2018:

	Balances pre adoption of ASC 606	ASC Topic 606 adjustments	As reported

Revenues
Revenue	$211,597	4,534	216,131

Cost of sales	190,007	4,463	194,470

Gross profit	21,590	71	21,661
Income tax expense	677	—	677
Net loss	(519)	71	(448)

4.	Significant accounting policies

(i)	Basis of presentation

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, deferred tax asset valuation allowance, impairment of long-lived assets, including intangibles, impairment of goodwill, estimation of percentage completion on satisfying performance obligations, fair of value of assets and liabilities associated with business combinations, including contingent consideration and inventory valuation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

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

(vii)	Business combinations

The acquisition method of accounting is used to account for business combination. The consideration transferred in a business combination is measured at fair value at the date of acquisition. Acquisition-related transaction costs are recognized in the consolidated statements of loss and comprehensive loss as incurred. At the acquisition date, the identifiable assets acquired and the liabilities assumed are initially recognized at their fair value. Goodwill is measured as the excess of the sum of the consideration transferred and the fair value of the acquirer’s previously held equity interest in the acquire (if any) over the new of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed. When the consideration transferred by the Company in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair values of the identifiable assets, liabilities and contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with corresponding adjustments against goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date.

Other measurement period adjustments, continent considerations that is classified as a financial liability is remeasured at subsequent reporting sated, with the corresponding gain or loss recognized in the consolidated statement of loss and comprehensive loss.

(viii)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company performs a qualitative assessment of its reporting units and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

(ix)	Intangible assets

Intangible Assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to ten years. The Company periodically re-assesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Definite-lived intangible assets consist primarily of customer relationships, order backlog, trade name and non-compete agreements. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Intangible assets are tested for impairment on an annual basis and during interim periods if indicators of impairment exist, and written down when impaired.

Amortization is generally calculated on a straight-line basis over the expected useful lives as follows:

Customer relationships (years)	10
Order backlog (years)	1.5
Trade name (years)	1
Non-compete agreements (years)	2

(x)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated on a straight-line basis over the expected useful lives (in years) as follows:

Buildings	5	–	20
Machinery and equipment	7	–	15
Office furniture and equipment		7
Computer hardware and software		3

     Land is recorded at cost and is not depreciated. Leasehold improvements are amortized over the shorter of the lease term and estimated useful life of the underlying asset.

(xi)	Income taxes

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

(xii)	Earnings per common share

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

(xiii)	Translation of foreign currencies

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

(xiv)	Financial instruments

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

The Company accounts for outstanding warrants based on the fair value of the underlying obligation. The Company has outstanding warrants with cashless exercise prices, and therefore the underlying warrants are valued at the Company’s stock price. The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss in selling, general and administrative expenses.

(xv)	Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales.

(xvi)	Stock-based compensation

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

(xvii)	Fair value measurements

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

(xviii)	Impairment of long-lived assets, including intangible assets

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

(xix)	Restructuring charges

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

(xx)	Post-employment benefits

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

(xxi)	Recently adopted accounting pronouncements

In January 2017, the FASB published ASU 2017-01: Business Combinations (Topic 805). The amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU were utilized when assessing the acquisition of MC Assembly in 2018, which met the definition of acquiring a business. The impact of adoption of the standard had no material impact on the consolidated financial statements.

In May 2017, the FASB published ASU 2017-09: Compensation – Stock Compensation (Topic 718). The amendment clarifies and amends accounting treatment for share-based payments which are modified or changed. The amendment clarified when changes substantiated a modification resulting in the application of modification accounting. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of the standard had no material impact on the consolidated financial statements.

 In March 2016, the FASB published ASU 2016-08: Revenue from Contracts with Customers (Topic 606). The amendment clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB published ASU 2016-10: Revenue from Contracts with Customers (Topic 606), which clarified application of the standard in identifying performance obligations and licensing arrangements. In May 2016, the FASB published ASU 2016-12: Revenue from Contracts with Customers (Topic 606), which included narrow-scope improvements and practical expedients. Specifically the update addresses application of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In May 2014, the FASB published ASU 2014-09: Revenue from Contracts with Customers (Topic 606), which supersedes (i) revenue recognition requirements in Topic 605 and most related industry-specific guidance, and (ii) cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and amends existing requirements for recognition of a gain/loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) to be consistent with the new requirements. In August 2015, the FASB published ASU 2015-14 Topic 606 which effectively postponed the effective adoption requirement by one year such that the standard is effective for years beginning after December 15, 2017 including interim periods with those years. The impact of the adoption of the standard is outlined above more detail in note 3 to these consolidated financial statements.

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

In November 2016, the FASB published ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This update addresses the requirement that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for years beginning after December 15, 2017 including interim periods with those years. The impact of adoption of the standard results in a modification to the current presentation of the statement of cash flows such that restricted cash is not presented as an investing activity, but is presented as part of the net change in cash from beginning to the ending balance. The impact of the adoption of this standard results in the presentation of restricted cash as a change in cash from beginning to the ending balance and is no longer presented as an investing activity.

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

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): The amendments seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard is being considered, however it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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

5.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive loss.

Consolidated balance sheets

Accounts receivable—net:

	December 30, 2018	December 31, 2017
Trade accounts receivable	$72,937	$28,793
Other receivables	447	300
Allowance for doubtful accounts	(398)	—
Accounts receivable—net	$72,986	$29,093

Unbilled contract assets (note 3):

	December 30, 2018	December 31, 2017
Opening – January 1, 2018	$3,734	$—
Contract assets additions	205,387	—
Contract assets invoiced	(188,716)	—
Ending – December 30, 2018	$20,405	$—

Inventories:

	December 30, 2018	December 31, 2017
Raw materials	$52,102	$17,668
Work in process	—	1,874
Finished goods (1)	418	3,029
Parts and other	896	411
Provision for obsolescence	(213)	(619)
Inventories	$53,203	$22,363

(1)	Finished goods as at December 30, 2018 represent inventory procured for resale.

Property, plant and equipment—net:

	December 30, 2018	December 31, 2017
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	9,852
Machinery and equipment (a)	40,083	30,319
Office furniture and equipment (c)	845	534
Computer hardware and software (d)	3,945	3,173
Leasehold improvements	3,863	2,160
	69,368	47,686

Less accumulated depreciation and impairment:
Land	—	—
Buildings	(9,190)	(8,619)
Machinery and equipment (a)	(27,093)	(24,650)
Office furniture and equipment (c)	(457)	(413)
Computer hardware and software (d)	(3,053)	(2,622)
Leasehold improvements	(1,415)	(1,113)
	(41,208)	(37,417)
Property, plant and equipment—net	$28,160	$10,269

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,275 and $533 and associated accumulated depreciation of $409 and $222 as of December 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the year ended December 30, 2018 and December 31, 2017 was $187 and $162, respectively. The opening net book value of machinery and equipment acquired under capital leases was $1,623 as at November 8, 2018.

(b)

Included within buildings are costs associated with Melbourne facility under capital lease of $9,082 and $Nil and associated accumulated depreciation of $96 and $Nil as of December 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the year ended December 30, 2018 and December 31, 2017 was $96 and $Nil, respectively. The opening net book value of leasehold improvements under capital leases was $9,178 as at November 8, 2018.

(c)

Included within office furniture and equipment were assets under capital leases with costs of $158 and associated accumulated depreciation of $6 and $Nil as of December 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the year ended December 30, 2018 and December 31, 2017 was $6 and $Nil, respectively. The opening net book value of office equipment under capital leases were $252 as at November 8, 2018.

(d)

Included within computer hardware and software were assets under capital leases with costs of $91 and $Nil and associated accumulated depreciation of $20 and $Nil as of December 30, 2018 and December 31, 2017, respectively. The related depreciation expense for the year ended December 30, 2018 and December 31, 2017 was $20 and $Nil, respectively.

Intangible assets:

	December 30, 2018	December 31, 2017
Cost:
Customer relationships	$12,350	$—
Order backlog	6,990	—
Trade name	1,300	—
Non-compete agreements	360	—
	21,000	—

Less accumulated amortization:
Customer relationships	(178)	—
Order backlog	(673)	—
Trade name	(188)	—
Non-compete agreements	(26)	—
	(1,065)	—
Intangible assets—net	$19,935	$—

Amortization expense of $1,065 is recorded in cost of sales in the consolidated statement of loss and comprehensive loss. Amortization expense for the next five years and thereafter is as follows:

2019	$7,187
2020	3,046
2021	1,235
2022	1,235
2023	1,235
2024 and thereafter	5,997
Total amortization	$19,935

Goodwill:

The carrying value of goodwill as at December 30, 2018 was $18,165 ( December 31, 2017 – Nil). The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment.

Accrued liabilities:

	December 30, 2018	December 31, 2017
Payroll	$5,637	$2,485
Customer related	2,237	936
Vendor related	2,048	493
Professional services	702	328
Rebates	236	—
Interest	381	103
Rent	428	95
Other	1,371	437
Total	$13,040	$4,877

Consolidated statements of operations and comprehensive loss

Interest expense -net:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Long-term debt	$1,440	$454	$222
Revolving credit facility	1,173	395	465
Amortization of deferred financing costs	58	27	69
Amortization of debt issuance costs	136	—	—
Obligations under capital lease	206	27	67
Write down of deferred finance cost	104	—	—
Interest earned on cash deposits	—	—	(35)

Interest expense -net	$3,117	$903	$788

6.	Debt and capital leases

(a) Revolving credit and long-term debt facilities

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement with TCW Asset Management Company, LLC, as collateral agent, and lenders from time to time party thereto (collectively, “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on the earlier of November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 5.00%.The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 8.50% or LIBOR plus 10.50%. The base rate should approximate U.S. prime rate. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before the first anniversary of the closing date, (ii) 2.00% in the event that such payment occurs after the first anniversary of the closing date and on or before the second anniversary of the closing date and (iii) 1.00% in the event that such payment occurs after the second anniversary of the closing date and on or before the third anniversary of the closing date. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after the third anniversary of the Closing Date.

As at December 30, 2018, the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $13,974 ( December 31, 2017 - $5,295). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $45,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At December 30, 2018, $25,020 ( December 31, 2017 - $12,191) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At December 30, 2018, $Nil ( December 31, 2017, $8,000) was outstanding under the PNC Long-Term Debt Facility as this was repaid in full at the Acquisition Date. Included in interest expense in the consolidated statement of net loss and comprehensive loss is the write down of $104 related to the deferred financing fees associated with the extinguished revolving credit facility.

At December 30, 2018, $50,000 ( December 31, 2017 - $Nil) was outstanding under the TCW Term Loan A Facility and $12,000 under the TCW Term Loan B Facility ( December 31, 2017 - $Nil). The TCW Term Loan Facilities are reported on the consolidated balance sheet net of deferred financing fees of $2,749 and a discount on debt of $1,843 related to the outstanding warrants described below.

The Credit Facilities are a joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and TCW Facilities are collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Credit Facilities contain certain financial and non-financial covenants. The financial covenants require the Company to maintain a Fixed Charge Coverage Ratio, a Total Leverage Ratio, and a Senior Leverage Ratio quarterly during the term of the Credit Facilities.

The Company is in compliance with the financial covenants included in the Credit Facilities as at December 30, 2018.

(c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW and outstanding as at December 30, 2018.  These warrants are exercisable on a cashless basis, or an exercise price of $0.01.  The Company has initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long term debt in the amount of $1,898.  The fair value has been assessed at $3.98 per unit or $2,009 as at December 30, 2018.  The warrants are exercisable at December 30, 2018.  The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss in selling, general and administrative expenses.

(c) Obligations under capital leases

Minimum lease payments for capital leases due within each of the next five years and thereafter consist of the following:

2019	2,417
2020	1,953
2021	1,633
2022	1,291
2023	1,229
2024 and thereafter	7,637
Total minimum lease payments	16,160
Amount representing interest of 6%	(4,666)
Present value of lease payments	11,494
Current portion of capital lease obligations	1,547
Long term capital lease obligations	$9,947

7.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 30, 2018 and December 31, 2017 consisted of:

(i)

26,000,000 shares of common stock, par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of preferred stock, par value $0.01 per share: From time to time the Company may issue preferred stock in one or more series and will fix the terms of that series at the time it is created. 500,000 shares of series A participating preferred stock, par value $0.01 per share authorized. As at December 30, 2018, there was no outstanding preferred stock.

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 30, 2018		December 31, 2017		January 1, 2017
	Number of shares	$	Number of shares	$	Number of shares	$

Common Stock

Balance at beginning of the period	16,992,627	$396	16,510,180	$391	16,485,055	$391
Shares issued pursuant to:
Issuance of common shares from rights offering	5,777,768	58	—	—	—	—
Conversion of restricted stock units or exercise of stock options	418,986	4	482,447	5	25,125	—

Balance at end of the year	23,189,381	$458	16,992,627	$396	16,510,180	$391

Total Common Stock		$458		$396		$391

8.	Stock-based compensation

2010 Incentive Plan:

The Company maintains the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in July 2010. In July 2010, the plan authorized an initial limit of 350,000 shares. In the years 2011 to 2015, the authorized number of shares increased by 1,944,022 under the 2010 Plan as approved by the Board of Directors and approved by the stockholders, in addition to annual increases authorized based on the evergreen annual increase formula of the 2010 Plan. In 2016, the Company’s stockholders approved an increase in the number of shares available for issuance under the 2010 Plan by 1,500,000 shares. The evergreen annual increases based on the formula of the 2010 Plan was 194,394 shares in 2017 and 193,807 shares in 2018. The total number of shares remaining available for future issuance under the 2010 Plan as at December 30, 2018 is 661,938.

Stock options

The Company settles its stock options in shares of common stock. A summary of stock option activity under the Incentive Plans for the years ended January 1, 2017, December 31, 2017 and December 30, 2018 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at January 3, 2016	655,114	$1.98
Options granted	387,255	1.33
Options forfeited	(363,847)	1.46
Options expired	(61,756)	3.46
Options exercised	—	—
Outstanding balance at January 1, 2017	616,766	1.82
Options granted	1,468,716	1.29
Options forfeited	(40,722)	1.80
Options expired	(174,007)	1.89
Options exercised	—	—
Outstanding balance at December 31, 2017	1,870,753	1.39
Options granted	385,929	2.16
Options forfeited	(316,180)	1.25
Options expired	—	—
Options exercised	(220,678)	1.71

Outstanding balance at December 30, 2018	1,719,824	$1.55	$1,998	8.6

Exercisable balance at December 30, 2018	771,192	$1.55	$1,871	8.0

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

	Year ended December 30, 2018	Year ended December 31, 2017		Year ended January 1, 2017
Black-Scholes weighted-average assumptions

Expected dividend yield	0.0%		N/A	0.0%
Expected volatility	42.1%		N/A	43.8%
Expected forfeiture	30.0%		N/A	29.0%
Risk-free interest rate	2.84%		N/A	1.33%
Expected stock option life in years	4.0		N/A	4.0

Weighted-average stock option fair value per stock option granted	$1.00	$	N/A	$0.48

Certain stock options granted during 2018 have market-based performance conditions such that tranches of stock awards vest and are issuable only if the Company’s common stock meets or exceeds specified target market prices during the vesting period as defined by the administrator of the 2010 Plan. If the market-based performance conditions are not met during the option life (10 years), the stock options will not vest and will expire. These stock options with market-based performance conditions have been valued using the Binomial Model. The following weighted average assumptions were used in calculating the estimated fair value of awards with market-based performance conditions used to compute stock-based compensation expenses:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017 (1)
Binomial Model weighted-average assumptions

Stock Price	$2.07	$1.29		N/A
Expected volatility	43.0%	43.0%		N/A
Expected forfeiture	30.0%	30.0%		N/A
Risk-free interest rate	1.02%	1.02%		N/A
Expected stock option life in years	4.0	4.9		N/A

Weighted-average stock option fair value per award granted	$0.47	$0.30	$	N/A

(1) No stock options with market-based performance conditions were granted in fiscal 2016.

During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $157, $75 and $78, respectively.

During the years ended December 30, 2018, December 31, 2017 and January 1, 2017, 629,893, 53,622 and 112,739 options vested, respectively. As at December 30, 2018, compensation expense of $413 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 30, 2018:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
326,108	$1.80	233,704	$1.80
671,858	1.23	268,744	1.23
335,929	1.26	134,372	1.26
50,000	2.74	—	—
335,929	2.07	134,372	2.07
1,719,824	1.55	771,192	1.55

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

	Year ended December 30, 2018 (1)	Year ended December 31, 2017 (1)	Year ended January 1, 2017
Binomial Model weighted-average assumptions

Stock Price	N/A	N/A	$1.34
Expected volatility	N/A	N/A	42.2%
Expected forfeiture	N/A	N/A	29.0%
Risk-free interest rate	N/A	N/A	0.60%
RSU term in years	N/A	N/A	3.0

Weighted-average RSU fair value per award granted	N/A	N/A	$0.42

(1)   No RSU’s with market-based performance conditions were granted in 2017 or in 2018.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at January 3, 2016	479,564	$1.88
RSU granted	987,764	0.84
RSU forfeited	(352,077)	0.87
RSU converted into common shares	(25,125)	1.99

Outstanding balance at January 1, 2017	1,090,126	1.22	1.01

RSU granted	229,950	1.50
RSU forfeited	(261,606)	0.89
RSU converted into common shares	(482,447)	1.72

Outstanding balance at December 31, 2017	576,023	1.13	1.84

RSU granted	54,811	3.09
RSU forfeited	(75,151)	0.91
RSU converted into common shares	(198,306)	1.82

Outstanding balance at December 30, 2018	357,377	$0.96	1.21

During the periods ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $250, $357, and $345, respectively, with respect to RSUs.

9.	Financial Instruments and Risks

Interest Rate Risk

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the PNC Revolving Credit Facility and a Long-Term Debt Facility (“PNC Facilities”). The PNC Facilities have a term ending on November 8, 2023. Advances made under the PNC Revolving Credit Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The applicable interest rate for the Long-Term Debt Facility is U.S. base rate plus 1.25%. The base commercial lending rate should approximate U.S. prime rate. The weighted average interest rate incurred on the PNC Facilities for the year ended December 30, 2018 was 5.76%.

The Company also borrows money under a Financing Agreement with TCW Asset Management Company, LLC, as collateral agent, and lenders from time to time party thereto (collectively, “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facilities, the “Credit Facilities”). The TCW Facilities mature on the earlier of November 8, 2023 or the maturity of the PNC Facilities (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 5.00% or LIBOR plus 7.00%. The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus 8.50% or LIBOR plus 10.50%. The base rate should approximate U.S. prime rate. The weighted average interest rate incurred on the TCW Long-Term Debt Facility 10.98%.

The impact of a 10% change in interest rates would have a significant impact on our reported earnings.

10% increase in interest rate (million)	$0.9
10% decrease in interest rate (million)	$(0.9)

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$2.2
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(2.6)

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

The following table presents a summary of the outstanding foreign currency forward contracts as at December 30, 2018:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso	Buy	MXN 7,537	$369

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on December 30, 2018 was $353 (2017 – unrealized gain of $918) (2016 – unrealized gain of $831) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on settled contracts during 2018 was $118 (2017 – realized loss $116) (2016 – realized loss $2,803), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	December 30, 2018	December 31, 2017
Average USD:CAD contract rate	N/A	1.29
Average USD:CAD mark-to-market rate	N/A	1.26
Average USD:PESO contract rate	20.43	18.69
Average USD:PESO mark-to-market rate	19.66	20.11

The derivative asset as at December 30, 2018 was $Nil ($37 as at December 31, 2017 and $Nil January 1, 2017) and derivative liability as at December 30, 2018 was $Nil ($375 as at December 31, 2017) ($1,256 as at January 1, 2017) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange gain of $181 was recognized for the year ended December 30, 2018 ( December 31, 2017 – gain of $98, January 1, 2017 – gain of $268).

Credit Risk

     In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the year ended December 30, 2018, the Company recorded an additional provision for bad debt expense of $398 related to one customer which experienced financial issues. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss or defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 30, 2018.

Liquidity Risk

         There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Debt Facility which utilizes a lock-box to pay down the obligation effectively daily. As at December 30, 2018, the Company’s liquidity is comprised of $1,601 in cash on hand and $13,974 of funds available to borrow under the PNC Revolving Credit Facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $45,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by PNC.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at December 30, 2018, are comprised of the following:

	As at December 30, 2018		As at December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$1,601	$1,601	$5,536	$5,536

Level 2
Derivative assets	15	15	17	17
Derivative liability	—	—	375	375
Revolving credit facility	25,020	25,020	12,191	12,191
Current and long term debt	57,407	62,000	8,000	8,000
Warrant liability	2,009	2,009	—	—

Level 3
Contingent consideration	3,050	3,050	—	—

10.	Income taxes

The Company recorded the following income tax expense for the years ended:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Current:
Federal/State	$102	$18	$(63)
Foreign	650	621	224

	752	639	161
Deferred:
Federal	—	—	—
Foreign	(75)	(79)	126

	(75)	(79)	126

Income tax expense	$677	$560	$287

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the years ended:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Federal income tax expense (recovery)	$48	$(2,550)	$20
State income tax expense (recovery), net of federal tax benefit	24	26	(62)
Change in income tax rates due to tax reform	—	7,944	—
Loss (income) of foreign subsidiaries taxed at different rates	586	333	(161)
Change in valuation allowance	(61)	(6,146)	764
Foreign tax credit	869	302	—
Reassessment of losses by tax authority	—	—	(1,675)
Deemed income inclusion of foreign subsidiary	170	79	800
Expiry of operating loss carry forwards	226	441	439
Permanent and other differences	(1,185)	131	164

Income tax expense	$677	$560	$287

       Income (loss) before income taxes consisted of the following for the years ended:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Domestic (U.S.)	$1,569	$(6,089)	$(3,710)
Foreign (Non U.S.)	(1,340)	(1,196)	3,765

	$229	$(7,285)	$55

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 30, 2018	December 31, 2017
Deferred income tax assets:
Net operating loss carryforwards	$20,451	$18,425
Interest deduction carry forwards	1,568	—
Capital loss carryforwards	3,563	3,563
Tax credit carryforwards	4,911	3,104
Property, plant and equipment and other assets	(5,089)	1,529
Reserves, allowances and accruals	2,056	—
Other	1,145	1,441

	28,605	28,062
Valuation allowance	(28,225)	(27,757)

Net deferred income tax assets	$380	$305

At December 30, 2018, the Company had total net operating loss (“NOL”) carry forwards of $113,300, of which $86,400, $23,200 and $3,700 pertains to loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. Net operating loss carryforwards of $11,700 will expire between 2019 and 2022, $15,200 will expire between 2025 and 2029, $21,100 will expire in 2030, $29,500 will expire between 2031 and 2033, $32,300 will expire between 2034 and 2038, and the remainder of $3,500 million is available for indefinite carryforward.

Prior to its acquisition by the Company, MC had NOL carryforwards of $15,300.  Pursuant to Section 382 of the Internal Revenue Code, MC's "ownership change", within the meaning of this Section, results in limits on the Company's ability to utilize these losses for 5 years following the "ownership change". While management estimates that annual utilization is limited to $1,700, management believes that sufficient losses are otherwise available, such that there is little, if any, adverse tax consequence of this limitation.

At December 30, 2018 and December 31, 2017, the Company had no gross unrecognized tax benefits associated with uncertain tax positions. During 2016, the Company recognized tax benefits of $287 associated with uncertain tax positions which resulted in a favorable impact on the Company’s effective tax rate.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. In 2018, management has concluded that a full valuation allowance continues to be recorded against the deferred tax assets associated with the U.S, Asian and Canadian jurisdictions as those assets are not likely to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which included a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax assets of $8,000 as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to the valuation allowance.

11.	Loss per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

Number of common shares	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Basic weighted average shares outstanding	19,176,198	16,788,231	16,504,106
Dilutive stock awards (a) (b)	—	—	—

Diluted weighted average shares outstanding	19,176,198	16,788,231	16,504,106

(a)	Dilutive stock awards include outstanding RSUs, in-the money stock options and outstanding exercisable warrants determined using the treasury stock method.

(b)

For the periods ended December 30, 2018, December 31, 2017 and January 1, 2017, as a result of a net loss for the periods, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, dilutive stock awards would have been calculated as 1,331,226 for the year ended December 30, 2018 (608,102 for the year ended December 31, 2017 and 1,060,049 for the year ended January 1, 2017).

12.	Segmented information

General description

The Company is operated and managed by geographic production facility, which are located in the United States, Mexico and China. The Company utilizes each reportable segment’s site contribution (site revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
Revenue
US	$42,994	$21,269	$21,703
Mexico	155,261	99,577	102,546
China	29,257	27,349	52,745
Total	$227,512	$148,195	$176,994
Intersegment revenue
US	$(1,213)	$(255)	$(442)
Mexico	(2,459)	(13)	(530)
China	(7,709)	(8,696)	(8,154)
Total	$(11,381)	$(8,964)	$(9,126)
Net external revenue
US	$41,781	$21,014	$21,261
Mexico	152,802	99,564	102,016
China	21,548	18,653	44,591
Total segment revenue (which also equals consolidated revenue)	$216,131	$139,231	$167,868

Site Contribution
US	$1,434	$(1,794)	$(1,327)
Mexico	13,851	7,515	8,380
China	1,792	(1,115)	4,196
Total	$17,077	$4,606	$11,249

Corporate expenses	13,912	10,174	11,061
Unrealized foreign exchange gain on unsettled forward exchange contracts	(353)	(918)	(831)
Restructuring charges	172	1,732	176
Interest expense	3,117	903	788
Earnings (loss) before income taxes	$229	$(7,285)	$55

Year ended December 30, 2018 (in thousands)	Mexico	US	China	Total
Market Sector:
Test and Measurement	$23,068	$22,752	$-	$45,820
Retail and Payment Systems	40,987	584	5	41,576
Telecom, Networking and Communications	13,467	5,180	18,730	37,377
Medical	25,977	4,126	1,278	31,381
Industrial, Power and Clean Technology	22,690	4,089	1,535	28,314
Semiconductor	26,613	9	-	26,529
Aerospace and Defense	-	5,041	-	5,134
Segment Revenue	152,802	41,781	21,548	216,131

Year ended December 31, 2017 (in thousands)	Mexico	US	China	Total
Market Sector:
Test and Measurement	$12,095	$14,250	$-	$26,345
Retail and Payment Systems	33,637	-	-	33,637
Telecom, Networking and Communications	11,031	4,873	9,309	25,213
Medical	15,673	615	2,557	18,845
Industrial, Power and Clean Technology	5,671	1,276	6,787	13,734
Semiconductor	21,457	-	-	21,457
Aerospace and Defense	-	-	-	-
Segment Revenue	99,564	21,014	18,653	139,231

Year ended January 1, 2017 (in thousands)	Mexico	US	China	Total
Market Sector:
Test and Measurement	$12,119	13,520	$-	$25,639
Retail and Payment Systems	40,531	-	-	40,531
Telecom, Networking and Communications	16,937	3,219	26,992	47,148
Medical	14,565	862	8,352	23,779
Industrial, Power and Clean Technology	208	3,660	9,247	13,115
Semiconductor	17,656	-	-	17,656
Aerospace and Defense	-	-	-	-
Segment Revenue	102,016	21,261	44,591	167,868

Capital expenditures:

The following table contains additions including those acquired through capital leases, to property, plant and equipment for 2018, 2017 and 2016:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
US	$1,049	$499	$550
Mexico	4,328	480	771
China	208	145	694
Segment total	5,585	1,124	2,015
Corporate and other	118	123	185
Total	$5,703	$1,247	$2,200

Segment assets:

	December 30, 2018	December 31, 2017
Property, plant and equipment (a)
US	$15,013	$1,188
Mexico	11,851	7,518
China	1,153	1,380
Segment total	28,017	10,086
Corporate and other	143	183
Total	$28,160	$10,269

Total segment assets
US	$117,322	$12,748
Mexico	89,274	47,835
China	13,723	8,011
Segment total	220,319	68,594
Corporate and other	707	1,262
Total	$221,226	$69,856

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenue:

The following table contains geographic revenue based on our customer invoicing location:

	Year ended December 30, 2018	Year ended December 31, 2017	Year ended January 1, 2017
U.S.	$175,402	$108,783	$114,850
Canada	27,053	19,986	37,845
Europe	—	—	1,833
China	13,676	4,961	6,832
Africa	—	5,501	6,508
Total	$216,131	$139,231	$167,868

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

During the year ended December 30, 2018, one customer comprised 11% of revenue from across all geographic segments. At December 30, 2018, two customers comprised 21% (11% and 10%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

During the year ended December 31, 2017, two customers each comprised 12% of revenue from across all geographic segments. At December 31, 2017, three customers comprised 40% (14%, 14% and 12%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

During the year ended January 1, 2017, two customers comprised 16% and 12%, respectively of revenue from across all geographic segments. At January 1, 2017, one customer represented 12% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable.

13.	Commitments and contingencies

Operating leases

The Company leases office equipment, software and office space under various non-cancellable operating leases. Minimum future payments under non-cancellable operating lease agreements are as follows:

2019	$2,715
2020	1,509
2021	1,003
2022	831
2023	741
2024 and thereafter	1,235
Total	$8,034

Operating lease expense for the periods ended December 30, 2018, December 31, 2017 and January 1, 2017 was $2,947, $2,412 and $2,296, respectively. For period ended December 30, 2018, $2,257 was included in cost of sales, $690 was included in selling general and administrative expenses. For period ended December 31, 2017, $1,519 was included in cost of sales, $893 was included in selling general and administrative expenses. For period ended January 1, 2017, $1,558 was included in cost of sales, $738 was included in selling general and administrative expenses.

Certain of the Company’s facility leases include renewal options and normal escalation clauses. Renewal options are included in the lease term if reasonably assured. Escalation clauses are accounted for on a straight-line basis over the lease term.

Contingencies

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

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 30, 2018 with respect to this indemnity.

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

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 30, 2018 consist of insurance installments of $215 to be paid during 2019 ( December 31, 2017 - $169) ( January 1, 2017 - $187).

Purchase obligations not recorded on the balance sheet as at December 30, 2018 consist of open non-cancellable purchase orders for raw materials for $39,951 to be paid during calendar year 2019 ( December 31, 2017 - $14,391) ( January 1, 2017 - $13,602).

14.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the 401K plan were $139, $125 and $162 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

The Company has certain post-employment benefits related to employees in its Mexico-Chihuahua facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $275 and $283 as at December 30, 2018 and December 31, 2017 respectively, which was classified within accrued liabilities in the consolidated balance sheet.

15.	Restructuring Charges

      During the year ended December 30, 2018, restructuring charges of $172 were incurred mainly related to the closure of the Suzhou facility, including ongoing administrative staff charges and certain professional services to close the facility. During the year ended December 31, 2017, in accordance with the Restructuring Plan communicated on May 15, 2017, restructuring charges of $1,732 were incurred related to 49 full-time equivalents (“FTEs”) in Mexico, 102 FTEs in China, 22 FTEs in the U.S., and 10 FTEs in Canada. Additional charges were incurred related to the closure of the Suzhou facility, including ongoing administrative staff charges to close the facility. The closure of the Suzhou Facility was initiated in the second quarter of 2017 and was substantially completed by the end of 2017. During 2016, one employee was terminated in the Markham, Ontario facility, which resulted in severance charges of $176 based on the termination payments that are being paid on a monthly until the first quarter of 2017.

16.	Related Party Transactions

       The Company incurred Directors’ fees of $220, $220 and $220 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. The Company incurred stock based compensation expense related to stock based awards for Directors of $106, $110 and $85 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively. These charges were included in selling, general and administrative expenses.