Form 10-Q
period 2019-03-31
SMTC CORP
filed 2019-05-09
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SMTX	NASDAQ

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

As of May 9, 2019, SMTC Corporation had 23,353,558 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	35

PART II OTHER INFORMATION		35

Item 1A	Risk factors	35

Item 6	Exhibits	36

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	March 31, 2019	December 30, 2018
Assets
Current assets:
Cash	$1,596	$1,601
Accounts receivable — net (note 4)	74,180	72,986
Unbilled contract assets (note 4)	24,208	20,405
Inventories (note 4)	48,660	53,203
Prepaid expenses and other assets	6,630	5,548
Derivative assets (note 10)	—	15
Income taxes receivable	158	160
Total current assets	155,432	153,918

Property, plant and equipment — net (note 4)	27,213	28,160
Operating lease right of use assets — net (note 4 and 5)	4,904	—
Goodwill (note 4)	18,165	18,165
Intangible assets — net (note 4)	18,091	19,935
Deferred income taxes — net	388	380
Deferred financing costs — net	634	668
Total assets	$224,827	$221,226

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$23,636	$25,020
Accounts payable	78,806	76,893
Accrued liabilities (note 4)	13,022	13,040
Warrant liability (note 5)	1,908	2,009
Contingent consideration (note 4)	—	3,050
Income taxes payable	39	12
Current portion of long-term debt (note 5)	1,368	1,368
Current portion of operating lease obligations (notes 2 and 6)	2,070	—
Current portion of finance lease obligations (notes 2 and 6)	1,485	1,547
Total current liabilities	122,334	122,939

Long-term debt (note 5)	55,963	56,039
Operating lease obligations (notes 2 and 6)	3,338	—
Finance lease obligations (notes 2 and 6)	9,592	9,947
Total liabilities	191,227	188,925

Shareholders’ equity:
Capital stock (note 7)	460	458
Additional paid-in capital	278,734	278,648
Deficit	(245,594)	(246,805)
	33,600	32,301
Total liabilities and shareholders’ equity	$224,827	$221,226

Commitments (note 12)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Revenue (note 4)	$102,649	$37,120
Cost of sales (note 11)	94,025	33,270
Gross profit	8,624	3,850

Selling, general and administrative expenses	6,698	3,509
Change in fair value of contingent consideration (note 4)	(3,050)	—
Restructuring charges (note 4)	624	—
Operating income	4,352	341
Interest expense (note 4)	2,870	307
Net income before income taxes	1,482	34
Income tax expense (recovery) (note 8):
Current	279	110
Deferred	(8)	(84)
	271	26
Net income and comprehensive income	1,211	8
Net income per share:
Basic	$0.05	$0.00
Diluted	$0.05	$0.00
Weighted average number of shares outstanding (note 9):
Basic	23,248,918	17,041,504
Diluted	24,465,435	17,523,890

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended March 31, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2018	23,189,381	458	278,648	(246,805)	32,301
RSU vested and issued in common shares	164,177	2	(2)	—	—
Stock-based compensation	—	—	88	—	88
Net income	—	—	—	1,211	1,211
Balance, March 31, 2019	23,350,558	460	278,734	(245,594)	33,600

 Three months ended April 1, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606	—	—	—	320	320
RSU vested and issued in common shares	99,746	1	(1)	—	—
Stock-based compensation	—	—	126	—	126
Net income	—	—	—	8	8
Balance, April 1, 2018	17,092,373	$397	$265,480	$(246,349)	19,528

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 31, 2019	April 1, 2018
Cash provided by (used in):
Operations:

Net income	$1,211	$8

Items not involving cash:

Depreciation of property, plant & equipment	1,627	774
Amortization of intangible assets	1,844	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(319)
Deferred income taxes (recovery)	(8)	(84)
Amortization of deferred financing fees	271	9
Stock-based compensation	88	126
Change in fair value of warrant liability	(101)	—
Change in fair value of contingent consideration	(3,050)	—

Change in non-cash operating working capital:
Accounts receivable	(1,194)	(1,793)
Unbilled contract assets	(3,803)	(1,735)
Inventories	4,543	(974)
Prepaid expenses and other assets	(1,067)	(369)
Income taxes payable	29	(48)
Accounts payable	1,970	3,837
Accrued liabilities	486	1,184
	2,846	616
Financing:
Repayments of revolving credit facility	(1,384)	(2,149)
Repayment of long-term debt	(313)	(500)
Debt issuance and deferred financing fees	—	(33)
Principal repayments of finance lease obligations	(417)	(44)
	(2,114)	(2,726)
Investing:
Purchase of property, plant and equipment	(737)	(104)
	(737)	(104)

Decrease in cash	(5)	(2,214)
Cash, beginning of period	1,601	5,536
Cash, end of the period	$1,596	$3,322

Supplemental Information
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable	330	16

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

1.	Nature of the business

SMTC Corporation (the “Company” or “SMTC”) is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. As of March 31, 2019, we had 3,202 employees of which 2,697 were full time and contract employees.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 30, 2018, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019, except for the adoption of the new accounting policies related to leases which is outlined in note 2. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at December 30, 2018 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	Impact of adoption of ASC 842

The company adopted ASU No. 2016-02, Leases (Topic 842), as of December 31, 2018, using the modified retrospective approach, which allows comparative periods not to be restated. In addition, the company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the company to carry forward the historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not to reassess initial direct costs for any existing leases. The company also elected the hindsight expedient to determine the lease terms for existing leases. The election of the hindsight expedient did not have a significant impact on the calculation of the expected lease term.

The Company leases various office facilities and manufacturing equipment. The Company determines if an arrangement contains a lease at contract inception. An arrangement is or contains a lease if the agreement identifies an asset, implicitly or explicitly, that the Company has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined in ASC 842.

Lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding right-of-use asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company's incremental borrowing rate.

Operating lease expense is recognized on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive income. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consists of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term. In addition, the company has also elected in accordance with Topic 842 to account for both the lease and non-lease components as a single component and account for it as a lease.

The adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease obligations of $5,452 and $5,915, respectively on December 31, 2018. The difference between the operating lease right of use asset and operating lease obligation related to accrued and prepaid rent of $463, which was reclassified to the operating lease right of use asset. The standard did not materially impact consolidated net income and had no impact on cash flows.

3.	Recent Accounting Pronouncements Not Yet Adopted

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

Consolidated Balance Sheets

Accounts receivable – net:

	March 31, 2019	December 30, 2018
Trade accounts receivable	$74,248	$72,937
Other receivables	330	447
Allowance for doubtful accounts	(398)	(398)
Total	$74,180	$72,986

Unbilled contract assets

	March 31, 2019	December 30, 2018
Opening	$20,405	$3,734
Contract assets additions	24,208	205,387
Contract assets invoiced	(20,405)	(188,716)
Ending	$24,208	$20,405

Inventories:

	March 31, 2019	December 30, 2018
Raw materials	$48,243	$52,102
Finished goods	—	418
Parts and other	633	896
Provision for obsolescence	(216)	(213)
Total	$48,660	$53,203

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	March 31, 2019	December 30, 2018
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a)	40,596	40,083
Office furniture and equipment (c)	862	845
Computer hardware and software (d)	4,018	3,945
Leasehold improvements	3,939	3,863
	70,048	69,368

Less accumulated depreciation:
Land	—	—
Buildings (b)	(9,502)	(9,190)
Machinery and equipment (a)	(28,150)	(27,093)
Office furniture and equipment (c)	(483)	(457)
Computer hardware and software (d)	(3,163)	(3,053)
Leasehold improvements	(1,537)	(1,415)
	(42,835)	(41,208)
Property, plant and equipment—net	$27,213	$28,160

(a)

Included within machinery and equipment were assets under finance leases with costs of $2,275 and associated accumulated depreciation of $550 and $409 as of March 31, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended March 31, 2019 and December 30, 2018 was $142 and $187, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance lease of $9,082 and associated accumulated depreciation of $297 and $96 as of March 31, 2019 and December 30, 2018, respectively. The related depreciation expense for three months ended March 31, 2019 and December 30, 2018 was $201 and $96, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $158 and associated accumulated depreciation of $15 and $6 as of March 31, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended March 31, 2019 and December 30, 2018 was $10 and $6, respectively.

(d)

Included within computer hardware and software were assets under finance leases with costs of $91 and associated accumulated depreciation of $28 and $20 as of March 31, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended March 31, 2019 and December 30, 2018 was $8 and $20, respectively.

4.	Interim Consolidated financial statement details cont’d

Intangible assets:

	March 31, 2019	December 30, 2018
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000

Less accumulated amortization:
Customer relationships	(487)	(178)
Order backlog	(1,838)	(673)
Trade name	(513)	(188)
Non-compete agreements	(71)	(26)
	(2,909)	(1,065)
Intangible assets—net	$18,091	$19,935

Amortization expense of $1,844 is recorded in cost of sales in the consolidated statement of income and comprehensive income.

Goodwill:

The carrying value of goodwill as at March 31, 2019 was $18,165 (December 30, 2018 – $18,165). The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment.

Accrued liabilities:

	March 31, 2019	December 30, 2018
Payroll	$6,046	$5,637
Customer related	3,002	2,237
Vendor related	1,498	2,048
Professional services	687	702
Restructuring	254	—
Rebates	—	236
Interest	259	381
Rent	—	428
Other	1,276	1,371
Total	$13,022	$13,040

During the first quarter of 2019, restructuring charges of $624 were incurred related to the reduction of 10 full-time equivalents (“FTEs”) in U.S. and 4 FTEs in Canada and 167 FTEs  and contract employees in Mexico. As at March 31, 2019, the company had $254 of accrued restructuring charges remaining to be paid.

Contingent Consideration:

During the quarter, fair value of the contingent consideration liability was determined to be nil resulting in a gain of of $3,050 being recognized.  The contingent consideration liability was initially recognized at fair value in the fourth quarter and relates to a contingent earn-out payment associated with the acquisition of MC Assembly.  Fair value estimate under purchase accounting of $3,050 was derived from a multiple of earnings based on MC Assembly’s forecasted twelve month earnings for the period ended March 31, 2019.  Based on actual earnings, the contingent consideration liability is considered resolved and no longer payable as at March 31, 2019.

Consolidated Statements of Operations and Comprehensive Income

Interest expense:

	Three months ended
	March 31, 2019	April 1, 2018
Long-term debt	$1,752	$109
Revolving credit facility	619	175
Amortization of deferred financing fees	34	9
Amortization of debt issuance costs	237	—
Obligations under finance leases	228	14
Total	$2,870	$307

5.	Debt

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

As at March 31, 2019, the funds available to borrow under the PNC Revolving Credit Facility after deducting the current borrowing base conditions was $16,577 ( December 30, 2018 - $13,974). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $45,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Revolving Credit Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At March 31, 2019, $23,636 (December 30, 2018 - $25,020) was outstanding under the PNC Revolving Credit Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Revolving Credit Facility.

At March 31, 2019, $49,688 (December 30, 2018 - $50,000) was outstanding under the TCW Term Loan A Facility and $12,000 under the TCW Term Loan B Facility (December 30, 2018 - $12,000). The TCW Term Loan Facilities are reported on the consolidated balance sheet net of deferred financing fees of $2,608 (December 30, 2018 - $2,749) and a discount on debt of $1,749 (December 30, 2018 - $1,843) related to the outstanding warrants described below.

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

The Company is in compliance with the financial covenants included in the Credit Facilities as at March 31, 2019. Management projects compliance with the financial covenants included in the Credit Facilities. Regarding the senior and total debt leverage ratios, these projections are sensitive to estimates, specifically forecasted adjusted earnings before interest, taxes and depreciation and projected debt balances at each reporting period.

 (c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW and outstanding as at December 30, 2018.  These warrants are exercisable on a cashless basis, or an exercise price of $0.01.  The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long term debt in the amount of $1,898.  The fair value has been assessed at $3.78 per unit or $1,908 as at March 31, 2019.  The warrants are exercisable at March 31, 2019.  The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive income in selling, general and administrative expenses.

6.	Leases

The Company leases certain facility leases in various jurisdictions, including office space and manufacturing, warehouse space. The Company also leases certain production equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense on a straight line basis over the lease term. Total short term lease costs for the three months ended March 31, 2019 was not significant.

Most leases contain renewal options, this is at the Company’s sole discretion. The extension terms are typically one to five years. Some leases may include options to purchase the leased property. The depreciable life is limited to the lease term unless title transfers or it is reasonably certain that a purchase option will be exercised. Operating lease liabilities recognized do not include $1,522 related to options to extend lease terms that are not reasonably certain of being exercised at March 31, 2019. Finance lease liabilities do not include $6,456 related to options to extend lease terms that are not reasonably certain of being exercised at March 31, 2019.

We rent or sublease one facility lease that is not occupied by SMTC.

Leases	Classification	March 31, 2019 ($)
Assets
Operating lease assets	Operating lease right-of-use-asset	4,904
Finance lease assets (a)	Property, plant and equipment	10,716
Total leased assets		15,620
Liabilities
Current
Operating leases	Current portion of operating lease obligations	2,070
Finance leases	Current portion of finance lease obligations	1,485
Noncurrent
Operating leases	Operating lease obligations	3,338
Finance leases	Finance lease obligations	9,592

(a)	Refer to note 4 for details of the corresponding balances and accumulated amortization included within property, plant and equipment

		Three months ended
Lease Cost	Classification	March 31, 2019 ($)
Operating lease costs
Fixed lease costs	Cost of sales	547

Finance lease costs
Depreciation of leased assets	Cost of sales	361
Interest on lease liabilities	Interest expense	228
Sublease income	Selling, general and administrative expenses	78

Maturity of lease liabilities	Operating leases	Finance leases	Total
2019	1,972	1,772	3,744
2020	1,328	1,953	3,281
2021	930	1,633	2,563
2022	632	1,291	1,923
2023	606	1,229	1,835
Thereafter	872	7,637	8,509
Total lease payments	6,340	15,515	21,855
Less: Interest	(932)	(4,438)	(5,370)
Present value of lease liabilities	5,408	11,077	16,485

The company’s future minimum lease payments as of December 30, 2018, in accordance with legacy lease accounting standards, under non-cancelable operating and financing lease agreements were as follows:

	Operating leases	Finance leases
2019	2,590	2,417
2020	1,328	1,953
2021	930	1,633
2022	632	1,291
2023	606	1,229
Thereafter	872	7,637
Total minimum lease payments	6,958	16,160
Less interest	(1,043)	(4,666)
Present value of capital lease obligations	5,915	11,494

Lease term and discount rate	March 31, 2019
Weighted average remaining term (years)
Operating leases	3.9
Finance leases	9.0
Weighted average discount rate
Operating leases	8.0%
Finance leases	7.8%

Other information	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	636
Operating cash flows from finance leases	N/A
Financing cash flows from finance leases	417
Leased assets obtained in exchange for new operating lease liabilities	—
Leased assets obtained in exchange for new finance lease liabilities	—

7.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 30, 2018	23,189,381	$458
RSU’s vested and issued in common shares	164,177	2
Balance as March 31, 2019	23,353,558	$460

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 30, 2018. During the three month period ended March 31, 2019, there were no stock options granted, exercised or forfeited. A summary of stock option activity for the three month period ended March 31, 2019 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2018	1,719,824	$1.55	1,998	8.6

Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Outstanding at March 31, 2019	1,719,824	1.55	2,516	8.1
Exercisable at March 31, 2019	1,101,090	1.54	2,464	7.9

During the three month periods ended March 31, 2019 and April 1, 2018, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $22 and $25, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

7.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 30, 2018. There were no RSUs granted during the three months ended March 31, 2019. A summary of the RSU activity for the three month period ended March 31, 2019 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2018	357,377	$0.96	1.21
RSU granted	—	—	—
RSU vested and issued in common shares	(164,177)	$(0.32)	—
RSU forfeited	—	$—	—
Outstanding balance at March 31, 2019	193,200	$1.51	1.15

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended March 31, 2019 and April 1, 2018 related to the restricted stock units was $66 and $101.

8.	Income taxes

During the three month period ended March 31, 2019 and April 1, 2018, the Company recorded current income tax expense of $279 and $110, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions. The Company also recorded deferred income tax recoveries of $8 and $84, respectively, in connection with temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 31, 2019	April 1, 2018
Basic weighted average shares outstanding	23,248,918	17,041,504
Dilutive stock awards (a) (b)	1,216,517	482,386
Diluted weighted average shares outstanding	24,465,435	17,523,890

(a)

For the three months ended March 31, 2019, as a result of net income for the period, dilutive earnings per share were calculated using the treasury stock method. The dilutive stock awards have been calculated as 1,216,517 for the three months ended March 31, 2019 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three months ended April 1, 2018, as a result of net income for the period, dilutive earnings per share were calculated using the treasury stock method. The dilutive stock awards have been calculated as 482,386 for the three months ended April 1, 2018 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

10.	Segmented information

General description

The Company is operated and managed geographically and has production facilities in the United States, Mexico and China. The Company utilizes reportable segment’s site contribution (site revenue minus operating expenses, excluding unrealized foreign exchange, corporate allocations and restructuring expenses) to monitor reportable segment performance. Site contribution is utilized by the chief operating decision-maker as the indicator of reportable segment performance, as it reflects costs which our operating site management is directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions. In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended
	March 31, 2019	April 1, 2018
Revenue
Mexico	$65,760	$29,073
China	8,656	5,233
U.S.	29,811	5,255
Total	$104,227	$39,561
Intersegment revenue
Mexico	$(34)	$(120)
China	(1,427)	(2,227)
U.S.	(117)	(94)
Total	$(1,578)	$(2,441)
Net external revenue
Mexico	$65,726	$28,953
China	7,229	3,006
U.S.	29,694	5,161
Total segment revenue (which also equals consolidated revenue)	$102,649	$37,120
Site Contribution
Mexico	$4,806	$2,506
China	855	128
U.S.	1,423	23
Total	$7,084	$2,657
Corporate allocations	2,108	2,635
Restructuring charges	624	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(319)
Interest	2,870	307
Income before income taxes	$1,482	$34

Three months ended March 31, 2019 (in thousands)	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$19,917	$11,005	$1,583	$32,505
Retail and Payment Systems	12,942	—	—	12,942
Telecom, Networking and Communications	4,004	2,077	4,726	10,807
Medical	8,459	3,652	394	12,505
Industrial, Power and Clean Technology	13,099	5,979	526	19,604
Semiconductor	7,305	—	—	7,305
Aerospace and Defense	—	6,981	—	6,981
Segment Revenue	65,726	29,694	7,229	102,649

Three months ended April 1, 2018 (in thousands)	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$2,640	$2,891	$—	$5,530
Retail and Payment Systems	7,260	—	—	7,260
Telecom, Networking and Communications	2,963	1,866	2,486	7,315
Medical	7,689	143	—	7,832
Industrial, Power and Clean Technology	2,802	262	520	3,584
Semiconductor	5,600	—	—	5,600
Aerospace and Defense	—	—	—	—
Segment Revenue	28,953	5,161	3,006	37,120

10.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	March 31, 2019	December 30, 2018
Mexico	$387	$4,328
China	32	208
U.S.	261	1,049
Segment total	680	5,585
Corporate and other	—	118
Total	$680	$5,703

Property, plant and equipment (a)

	March 31, 2019	December 30, 2018
Mexico	$11,414	$11,851
China	1,098	1,153
U.S	14,582	15,013
Segment total	27,094	28,017
Corporate and other	119	143
Segment assets	$27,213	$28,160

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenue

The following table contains geographic revenue based on the product shipment destination, for the three months ended March 31, 2019 and April 1, 2018.

	Three months ended
	March 31, 2019	April 1, 2018
U.S.	$94,186	$30,130
Canada	5,039	5,161
China	3,424	1,829
Total	$102,649	$37,120

10.	Segmented information cont’d

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

During the three months ended March 31, 2019, one customer exceeded 10% of total revenue, comprising of 13.1% of total revenue across all geographic segments. During the three months ended April 1, 2018, four customers exceeded 10% of total revenue, comprising of 45.8% of total revenue across all geographic segments.

As of March 31, 2019, no customers represented more than 10% of the trade accounts receivable. At December 30, 2018, two customers comprised 21% (11% and 10%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable in either period.

11.	Derivative financial instruments

The Company previously entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company had no forward foreign exchange contracts in the first quarter of 2019. Included in cost of sales for the first quarter of 2019 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.01 million. Included in cost of sales for the first quarter of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized gain of $0.05 million. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	March 31, 2019	December 30, 2018
Average USD:CAD contract rate	N/A	N/A
Average USD:CAD mark-to-market rate	N/A	N/A
Average USD:PESO contract rate	N/A	20.43
Average USD:PESO mark-to-market rate	N/A	19.66

12.	Commitments

Purchase obligations not recorded on the balance sheet as at March 31, 2019 consist of open non-cancellable purchase orders (PO) for raw materials for $23,785 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 30, 2018 consisted of open non-cancellable purchase orders for raw materials for $39,951 to be paid within 12 months of the PO issue date.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 15, 2019. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 15, 2019, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases. As of March 31, 2019, we had 3,202 employees of which 2,697 were full time and contract employees.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended March 31, 2019 compared with the quarter ended April 1, 2018:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended March 31, 2019		Three months ended April 1, 2018		Change 2018 to 2019
	$	%	$	%	$	%
Revenue	102.6	100.0	37.1	100.0	65.5	176.5
Cost of sales	94.0	91.6	33.3	89.8	60.7	182.3
Gross profit	8.6	8.4	3.8	10.2	4.8	126.3
Selling, general and administrative expenses	6.7	6.5	3.5	9.4	3.2	91.4
Change in fair value of contingent consideration	(3.1)	(3.0)	—	—	(3.1)	100
Restructuring	0.6	0.6	—	—	0.6	100
Operating income	4.4	4.3	0.3	0.8	4.1	1400
Interest expense	2.9	2.8	0.3	0.8	2.6	900.0
Income before income taxes	1.5	1.5	(0.0)	0.0)	1.5
Income tax expense (recovery)
Current	0.3	0.3	0.1	0.3	0.2	200.0
Deferred	(0.0)	0.0	(0.1)	(0.3)	0.1	100.0
	0.3	0.3	0.0	0.0	0.3	300.0
Net income	1.2	1.2	0.0	0.0	1.2	—

Revenue

Industry Sector	Three months ended March 31, 2019		Three months ended April 1, 2018		Change
	$	%	$	%	$	%
Test and Measurement	32.5	31.7	5.5	14.9	27.0	487.8
Retail and Payment Systems	12.9	12.6	7.3	19.5	5.7	78.3
Telecom, Networking and Communications	10.8	10.5	7.3	19.7	3.5	47.7
Medical	12.5	12.2	7.8	21.1	4.7	59.7
Industrial, Power and Clean Technology	19.6	19.1	3.6	9.8	16.0	447.1
Semiconductor	7.3	7.1	5.6	15.1	1.7	30.4
Aerospace and Defense	7.0	6.8	—	—	7.0	N/A
Total	102.6	100.0	37.1	100.0	65.5	176.5

Revenue increased $65.5 million to $102.6 million for the first quarter of 2019 from $37.1 million in the first quarter of 2018. With the acquisition of MCA, we reported additional revenue of $43.5 million during the first quarter of 2019 compared to April 1, 2018.  Volume increases with two customers serviced in the U.S., along with one new customer serviced in China, in the test and measurement sector, representing an increase in revenue of $7.9 million with an additional $19.9 million represented from the MCA acquisition. Two long-standing retail and payment systems customers serviced in Mexico represented an increase in revenue of $4.5 million. One long standing customer in the telecom, networking and communications sector serviced in China represented increased revenue of $2.1 million in addition to $2.3 million represented from the MCA acquisition.  One customer serviced in Mexico in the semiconductor sector had increased volumes resulting in $1.7 million of additional revenue. In the industrial, power and clean technology sector one customer serviced in Mexico and one customer serviced in the U.S. had increased volumes representing an increase of $5.8 million in revenue with additional $10.0 million represented from the MCA acquisition. Also, revenue increased as a result of the MCA acquisition in the medical, and aerospace and defense sectors totaling $4.5 million and $7.0 million respectively.

We recorded approximately $2.2 million and $0.3 million of revenue from sales of raw materials inventory to customers during the first quarter of 2019 and the first quarter of 2018. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenue from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 55.7% of revenue during the first quarter of 2019, compared with 79.1% in the first quarter of 2018. Revenue from the largest customer during the first quarter of 2019 was $13.5 million representing 13.1% of total revenue. This compares with revenue from the four largest customers during the first quarter of 2018 of $5.0 million, $4.5 million, $3.8 million, and $3.7 million representing 13.4%, 12.1%, 10.2% and 10.1% respectively of total revenue. No other customers represented more than 10% of revenue in either period.

During the first quarter of 2019, 64.0% of our revenue was attributable to production from our operations in Mexico, 29.0% of our revenue was attributable to production from our operations in the U.S. and 7.0% of our revenue was attributable to production from our operations in China. During the first quarter of 2018, 78.0% of our revenue was attributable to production from our operations in Mexico, 13.9% of our revenue was attributable to production from our operations in the U.S. and 8.1% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the first quarter of 2019 increased by $4.8 million to $8.6 million or 8.4% of revenue compared with $3.9 million or 10.2% of revenue for the same period in 2018. When excluding unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $10.5 million or 10.2% of revenue for the first quarter of 2019 compared with $3.5 million or 9.5% of revenue for the first quarter of 2018. This was due primarily to the $65.5 million increase in revenue quarter over quarter, partially offset by higher variable manufacturing expenses.  The decrease in gross profit percentage was due in part to the amortization of intangible assets of $1.8 million included in cost of sales that was not included in the same period in the prior year.

The Company calculates an adjusted gross profit amount as we consider gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance.  Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Three months ended March 31, 2019	Three months ended April 1, 2018
Gross profit	$8,624	$3,850
Add:
Unrealized foreign exchange gains on unsettled forward exchange contracts	—	(319)
Amortization of intangible assets	1,844	—
Adjusted gross profit	$10,468	$3,531
Adjusted gross profit percentage	10.2%	9.5%

The Company previously entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company had no forward foreign exchange contracts in the first quarter of 2019. Included in cost of sales for the first quarter of 2019 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.01 million. Included in cost of sales for the first quarter of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.3 million, and a realized gain of $0.05 million. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	March 31, 2019	December 30, 2018
Average USD:CAD contract rate	N/A	N/A
Average USD:CAD mark-to-market rate	N/A	N/A
Average USD:PESO contract rate	N/A	20.43
Average USD:PESO mark-to-market rate	N/A	19.66

EBITDA and Adjusted EBITDA Reconciliation:

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock based compensation, unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts, fair value adjustment of warrant liability, fair value adjustment to contingent consideration and merger and acquisition related expenses. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Three months ended March 31, 2019	Three months ended April 1, 2018
Net income	$1,211	$8
Add:

Depreciation of property, plant and equipment	1,627	774
Amortization of intangible assets	1,844	—
Interest	2,870	307
Income taxes	271	26
EBITDA	$7,823	$1,115

Add:

Restructuring charges	624	—
Stock based compensation	88	126
Fair value adjustment of warrant liability	(101)	—
Fair value adjustment to contingent consideration	(3,050)	—
Merger and acquisition related expenses	91	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(319)
Adjusted EBITDA	$5,475	$922

Adjusted EBITDA for three months ended March 31, 2019 increased by $4.6 million to $5.5 million compared with $0.9 million for the same period in 2018 due to the increase in gross profit. This was due in large part to the acquisition of MC Assembly, which represented an increase in adjusted EBITDA of $3.3 million compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6.7 million in the first quarter of 2019 from $3.5 million in the same period in 2018, $2.6 million of selling general and administrative expenses relates to the MC assembly acquisition which were not reflected in the same period in the prior year. However, selling, general and administrative expenses decreased to 6.5% of revenue in the first quarter of 2019 down from 9.4% of revenue in the same period in 2018 due to increase in revenue.

Change in fair value of contingent consideration

During the quarter, fair value of the contingent consideration liability was determined to be nil resulting in a gain of of $3,050 being recognized.  The contingent consideration liability was initially recognized at fair value in the fourth quarter and relates to a contingent earn-out payment associated with the acquisition of MC Assembly.  Fair value estimate under purchase accounting of $3,050 was derived from a multiple of earnings based on MC Assembly’s forecasted twelve month earnings for the period ended March 31, 2019.  Based on actual earnings, the contingent consideration liability is considered resolved and no longer payable as at March 31, 2019.

Restructuring Charges

During the first quarter of 2019, restructuring charges of $0.6 million were incurred related to the reduction of 10 full-time equivalents (“FTEs”) in U.S. and 4 FTEs in Canada and 167 FTEs and contract employees in Mexico.

Interest Expense

Interest expense increased to $2.9 million in the first quarter of 2019 compared to $0.3 million in the same period in 2018. The increase was primarily the result of a higher average debt balance in the first quarter of 2018 compared to the same period in 2017, specifically with $62.0 million issuance of debt on the TCW Facilities on November 8, 2018 in order to finance the MCA acquisition. The weighted average interest rates with respect to the debt on our PNC Facility and TCW Facilities was 9.4%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 5.5% for 2018.

Income Tax Expense

The Company recorded current income tax expense of $0.3 million and $0.1 million for each of the first quarter 2019 and 2018 in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $0.0 million and income tax recovery of $0.1 million, respectively, in connection with temporary differences related to the Mexican operations.

Liquidity

As at March 31, 2019, the Company’s liquidity is comprised of $1.6 million in cash on hand and $16.6 million of funds available to borrow under the PNC Facility and TCW Facility, which mature on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facilities (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Revolving Credit Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Revolving Credit Facility.

Net cash generated in operating activities during the three months ended March 31, 2019 was $2.9 million. Working capital changes related to $4.5 million reduction in inventory offset by the $3.8 million of increase in unbilled contract assets. In addition, a non cash adjustment of $3.1 million related to a fair value adjustment for contingent consideration during the quarter. Accounts payable had increased $2.0 million due to timing of payments and improved payment terms. Accounts payable days outstanding increased to 73 days for the first quarter of 2019 compared to 70 days for the first quarter of 2018. Inventory turnover, on an annualized basis was 5 times for the first quarter of 2019 and 2018. Accounts receivable days sales outstanding decreased to 58 days from 64 days for the first quarter of 2019 compared to the first quarter of 2018 primarily the result of improved cash cycle days compared to the same period in the prior year in addition to higher collections in the final month of the quarter.

Net cash used in financing activities during the first quarter of 2019 was $2.1 million compared to net cash used by $2.7 million for the first quarter of 2018. During the first quarter of 2019, the Company made net repayments to the revolving debt of $1.4 million compared to net repayments of $2.1 million for the same period in 2018. The Company also paid down its long-term debt in the amount of $0.3 million and $0.5 million, respectively in the first quarters of 2019 and 2018. Principal repayments on capital lease obligations were $0.4 million in the first quarter of 2019 compared to $0.04 million in the same period in prior year.

Net cash used in investing activities during the first quarter of 2019 was $0.7 million compared to $0.1 million in the first quarter of 2018, related to capital asset purchases.

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

 The impact of a 10% change in interest rates would have a material impact on our reported earnings.

10% increase in interest rate (million)	$0.8
10% decrease in interest rate (million)	$(0.8)

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

      The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$2.2
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(2.7)

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

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 30, 2019.

 Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Revolving Credit Facility which utilizes a lock-box to pay down the obligation effectively daily. As at March 31, 2019, the Company’s liquidity is comprised of $1.6 million in cash on hand and $16.6 million of funds available to borrow under the PNC Revolving Credit Facility. We believe that cash flow from operations, together with cash on hand and our PNC Revolving Credit Facility, which has a maximum credit limit of $45.0 million of which $16.6 million of funds were available as at March 31, 2019 is sufficient to fund our financial obligations. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at March 31, 2019, are comprised of the following:

	As at March 31, 2019		As at December 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$1,596	$1,596	$1,601	$1,601

Level 2
Revolving credit facility	23,636	23,636	25,020	25,020
Current and long term debt	57,331	61,687	57,407	62,000
Warrant liability	1,797	1,797	2,009	2,009

Level 3
Contingent consideration	—	—	3,050	3,050

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2018.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

 None

Item 6 Exhibits

 EXHIBIT INDEX

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.
31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.
32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.
32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2019.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
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
Date: May 9, 2019