Form 10-Q
period 2019-06-30
SMTC CORP
filed 2019-08-09
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-31051

_________________

SMTC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

_________________

DELAWARE	98-0197680
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7050 WOODBINE AVENUE

Suite 300

MARKHAM, ONTARIO, CANADA L3R 4G8

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMTX	NASDAQThe Nasdaq Global Market

_________________

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

As of August 8, 2019, SMTC Corporation had 28,019,288 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Loss (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4	Controls and Procedures	39

PART II OTHER INFORMATION		39

Item 1A	Risk factors	39

Item 6	Exhibits	40

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	June 30, 2019	December 30, 2018
Assets
Current assets:
Cash	$634	$1,601
Accounts receivable — net (note 4)	64,951	72,986
Unbilled contract assets (note 4)	27,619	20,405
Inventories (note 4)	46,149	53,203
Prepaid expenses and other assets	6,691	5,548
Derivative assets (note 11)	—	15
Income taxes receivable	158	160
Total current assets	146,202	153,918

Property, plant and equipment — net (note 4)	26,855	28,160
Operating lease right of use assets — net (notes 2 and 6)	4,445	—
Goodwill (note 4)	18,165	18,165
Intangible assets — net (note 4)	16,247	19,935
Deferred income taxes — net	285	380
Deferred financing costs — net	646	668
Total assets	$212,845	$221,226

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$13,748	$25,020
Accounts payable	66,639	76,893
Accrued liabilities (note 4)	12,174	13,040
Warrant liability (note 5)	1,948	2,009
Contingent consideration (note 4)	—	3,050
Income taxes payable	213	12
Current portion of long-term debt (note 5)	1,368	1,368
Current portion of operating lease obligations (notes 2 and 6)	1,891	—
Current portion of finance lease obligations (notes 2 and 6)	1,401	1,547
Total current liabilities	99,382	122,939

Long-term debt (note 5)	55,887	56,039
Operating lease obligations (notes 2 and 6)	3,019	—
Finance lease obligations (notes 2 and 6)	9,284	9,947
Total liabilities	167,572	188,925

Shareholders’ equity:
Capital stock (note 7)	506	458
Additional paid-in capital	292,829	278,648
Deficit	(248,062)	(246,805)
	45,273	32,301
Total liabilities and shareholders’ equity	$212,845	$221,226

Commitments (note 12)

Subsequent events (note 13)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue (note 4)	$90,936	$44,479	$193,585	$81,599
Cost of sales (note 11)	81,939	40,196	175,964	73,466
Gross profit	8,997	4,283	17,621	8,133
Selling, general and administrative expenses	6,600	3,647	13,298	7,156
Change in fair value of contingent consideration (note 4)	—	—	(3,050)	—

Restructuring charges (note 4)	1,546	96	2,170	96
Operating income	851	540	5,203	881
Interest expense (note 4)	2,800	403	5,670	710
(Loss) income before income taxes	(1,949)	137	(467)	171
Income tax expense (recovery) (note 8):
Current	416	196	695	306
Deferred	103	38	95	(46)
	519	234	790	260
Net loss and comprehensive loss	$(2,468)	$(97)	$(1,257)	$(89)

Net loss per share of common stock:
Basic	$(0.10)	$(0.01)	$(0.05)	$(0.01)
Diluted	$(0.10)	$(0.01)	$(0.05)	$(0.01)
Weighted average number of shares outstanding (note 9):
Basic	23,557,944	17,222,439	23,403,431	17,131,971
Diluted	23,557,944	17,222,439	23,403,431	17,131,971

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended June 30, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, March 31, 2019	23,350,558	$460	$278,734	$(245,594)	$33,600

RSU vested and stock options exercised	18,500	—	—	—	—
Issuance of common shares from rights offering (note 6)	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,468)	(2,468)
Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273

Three months ended July 1, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, April 1, 2018	17,092,373	$397	$265,480	$(246,349)	$19,528
Impact of adoption of ASC 606	—	—	—	—	—
RSU vested and issued in common shares	211,137	2	359	—	361
Stock-based compensation	—	—	77	—	77
Net loss	—	—	—	(97)	(97)
Balance, July 1, 2018	17,303,510	$399	$265,916	$(246,446)	$19,869

Six months ended June 30, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2018	23,189,381	$458	$278,648	$(246,805)	$32,301

RSU vested and stock options exercised	179,677	2	(2)	—	—
Issuance of common shares from rights offering (note 6)	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	185	—	185
Net loss	—	—	—	(1,257)	(1,257)
Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273

Six months ended July 1, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606	—	—	—	320	320
RSU vested and issued in common shares	310,883	3	358	—	361
Stock-based compensation	—	—	203	—	203
Net loss	—	—	—	(89)	(89)
Balance, July 1, 2018	17,303,510	$399	$265,916	$(246,446)	19,869

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 30, 2019	July 1, 2018
Cash provided by (used in):
Operations:

Net loss	$(1,257)	$(89)

Items not involving cash:

Depreciation of property, plant & equipment	3,253	1,543
Amortization of intangible assets	3,688	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(230)
Deferred income taxes (recovery)	95	(46)
Amortization of deferred financing fees	545	21
Stock-based compensation	185	203
Change in fair value of warrant liability	(61)	—
Change in fair value of contingent consideration	(3,050)	—

Change in non-cash operating working capital:
Accounts receivable	8,035	(3,016)
Unbilled contract assets	(7,214)	(6,488)
Inventories	7,054	(2,851)
Prepaid expenses and other assets	(1,128)	(1,437)
Income taxes payable	203	(48)
Accounts payable	(10,130)	8,995
Accrued liabilities	(866)	1,361
Net change in operating lease right of use asset and liability	465	—
	(183)	(2,082)
Financing:
Net repayments of revolving credit facility	(11,272)	(209)
Repayment of long-term debt	(625)	(1,000)
Advance of equipment facility	—	1,894
Deferred financing fees	(50)	(48)
Principal repayments of finance lease obligations	(809)	(94)
Proceeds from issuance of common stock through rights offerings	14,044	361
	1,288	904
Investing:
Purchase of property, plant and equipment	(2,072)	(2,405)
	(2,072)	(2,405)

Decrease in cash	(967)	(3,583)
Cash, beginning of period	1,601	5,536
Cash, end of the period	$634	$1,953

Supplemental Information
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accruals	260	43

Property, plant and equipment acquired through capital lease	—	533

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Unaudited Notes to Interim Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company,” “SMTC,” “we,” “us,” or “our”) is a provider of end-to-end electronics manufacturing services, including product design and engineering services, printed circuit board assembly, production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfillment. We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction through to growth, maturity and end of life phases. As of June 30, 2019, we had 3,086 employees of which 2,559 were full time and contract employees.

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

The Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842), as of December 31, 2018, using the modified retrospective approach, which allows comparative periods not to be restated. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not to reassess initial direct costs for any existing leases. The Company also elected the hindsight expedient to determine the lease terms for existing leases. The election of the hindsight expedient did not have a significant impact on the calculation of the expected lease term.

The Company leases various office facilities and manufacturing equipment. The Company determines if an arrangement contains a lease at contract inception. An arrangement is, or contains, a lease if the agreement identifies an asset, implicitly or explicitly, that the Company has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined in Accounting Standards Codification (“ASC”) 842.

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

The adoption of the new standard resulted in the recording of additional net operating lease right of use assets and operating lease obligations of $5,452 and $5,915, respectively on December 31, 2018. The difference between the operating lease right of use asset and operating lease obligation related to accrued and prepaid rent of $463, which was reclassified to the operating lease right of use asset. The standard did not materially impact consolidated net loss and had no impact on cash flows.

3.

Recent Accounting Pronouncements Adopted

In June 2018, the Financial Accounting Standards Board (the “FASB”) published published ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendment simplifies the application of share-based payment accounting for non-employees. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2016, the FASB published ASU 2016-13 Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of Topic 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective for years beginning after December 15, 2019 including interim periods with those years. Early adoption is permitted only for those annual reporting periods beginning on or after December 15, 2018. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard is being considered, however it is expected that this may reduce the complexity of evaluating goodwill for impairment.

In August 2018, the FASB published ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. Topic 820 includes the removal, modification and additional of disclosure requirements. Topic 820 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard is not expected to have a material impact on the consolidated financial statements.

4.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive loss.

Consolidated Balance Sheets

Accounts receivable – net:

	June 30, 2019	December 30, 2018
Trade accounts receivable	$64,566	$72,937
Other receivables	957	447
Allowance for doubtful accounts	(572)	(398)
Total	$64,951	$72,986

Unbilled contract assets

	June 30, 2019	December 30, 2018
Opening	$20,405	$3,734
Contract assets additions	51,826	205,387
Contract assets invoiced	(44,612)	(188,716)
Ending	$27,619	$20,405

Inventories:

	June 30, 2019	December 30, 2018
Raw materials	$45,206	$52,102
Finished goods	—	418
Parts and other	1,106	896
Provision for obsolescence	(163)	(213)
Total	$46,149	$53,203

4.	Interim Consolidated financial statement details cont’d

Property, plant and equipment – net:

	June 30, 2019	December 30, 2018
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a)	41,696	40,083
Office furniture and equipment (c)	865	845
Computer hardware and software (d)	4,072	3,945
Leasehold improvements	4,050	3,863
	71,316	69,368

Less accumulated depreciation:
Land	—	—
Buildings (b)	(9,813)	(9,190)
Machinery and equipment (a)	(29,210)	(27,093)
Office furniture and equipment (c)	(509)	(457)
Computer hardware and software (d)	(3,268)	(3,053)
Leasehold improvements	(1,661)	(1,415)
	(44,461)	(41,208)
Property, plant and equipment—net	$26,855	$28,160

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,275 and associated accumulated depreciation of $692 and $409 as of June 30, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended June 30, 2019 and July 1, 2018 was $142 and $21, respectively. The related depreciation expense for the six months ended June 30, 2019 and July 1, 2018 was $284 and $36, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance lease of $9,082 and associated accumulated depreciation of $498 and $96 as of June 30, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended June 30, 2019 and July 1, 2018 was $201 and $96, respectively. The related depreciation expense for the six months ended June 30, 2019 and July 1, 2018 was $402 and $192, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $158 and associated accumulated depreciation of $25 and $NIL as of June 30, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended June 30, 2019 and July 1, 2018 was $10 and $NIL, respectively. The related depreciation expense for the six months ended June 30, 2019 and July 1, 2018 was $20 and $NIL, respectively.

(d)

Included within computer hardware and software were assets under finance leases with costs of $91 and associated accumulated depreciation of $35 and $5 as of June 30, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended June 30, 2019 and July 1, 2018 was $8 and $5, respectively. The related depreciation expense for the six months ended June 30, 2019 and July 1, 2018 was $15 and $5, respectively.

4.	Interim Consolidated financial statement details cont’d

Intangible assets:

	June 30, 2019	December 30, 2018
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000

Less accumulated amortization:
Customer relationships	(796)	(178)
Order backlog	(3,003)	(673)
Trade name	(838)	(188)
Non-compete agreements	(116)	(26)
	(4,753)	(1,065)
Intangible assets—net	$16,247	$19,935

Amortization expense of $1,844 for the three months ended June 30, 2019 and $3,688 for the six months ended June 30, 2019 are recorded in cost of sales in the consolidated statement of operations and comprehensive loss.

Goodwill:

The carrying value of goodwill as at June 30, 2019 was $18,165 (December 30, 2018 – $18,165). The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment.

Accrued liabilities:

	June 30, 2019	December 30, 2018
Payroll	$5,330	$5,637
Customer related	2,281	2,237
Vendor related	1,368	2,048
Professional services	765	702
Restructuring	857	—
Rebates	—	236
Interest	203	381
Rent	—	428
Other	1,370	1,371
Total	$12,174	$13,040

During the second quarter of 2019, restructuring charges of $1,546 were incurred related to the reduction of 18 full-time equivalents (“FTEs”) in U.S and 292 FTEs and contract employees in Mexico. During the first quarter of 2019, restructuring charges of $624 were incurred related to the reduction of 10 full-time equivalents (“FTEs”) in U.S. and 4 FTEs in Canada and 167 FTEs  and contract employees in Mexico. As at June 30, 2019, the company had $857 of accrued restructuring charges remaining to be paid.

Contingent Consideration:

During the first quarter of 2019, fair value of the contingent consideration liability was determined to be $0 which resulted in a gain of $3,050 being recognized. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and related to a contingent earn-out payment associated with the acquisition of MC Assembly. Fair value estimate under purchase accounting of $3,050 was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

Consolidated Statements of Operations and Comprehensive Loss

Interest expense:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Long-term debt	$1,709	$105	$3,461	$214
Revolving credit facility	597	225	1,216	400
Equipment facility	—	14	—	14
Amortization of deferred financing fees	38	12	72	21
Amortization of debt issuance costs	236	—	473	—
Obligations under capital leases	220	47	448	61
Interest expense	$2,800	$403	$5,670	$710

5.	Debt

 (a) Revolving credit and long-term debt facilities

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), which governs the Company’s Revolving Credit Facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.50% to 1.00%, or LIBOR plus an applicable margin ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”), by and among us and certain of our subsidiaries, the lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as collateral agent for the Lenders (“TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin of 5.00%. The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin of 8.50% or LIBOR plus an applicable margin of 10.50%. The base rate should approximate U.S. prime rate. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before the first anniversary of the closing date (November 8, 2018), (ii) 2.00% in the event that such payment occurs after the first anniversary of the closing date and on or before the second anniversary of the closing date and (iii) 1.00% in the event that such payment occurs after the second anniversary of the closing date and on or before the third anniversary of the closing date. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after the third anniversary of the Closing Date.

As at June 30, 2019, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $27,144 (December 30, 2018 - $13,974).The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $45,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At June 30, 2019, $13,748 (December 30, 2018 - $25,020) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility.

At June 30, 2019, $49,375 (December 30, 2018 - $50,000) was outstanding under the TCW Term Loan A Facility and $12,000 (December 30, 2018 - $12,000) under the TCW Term Loan B Facility. The TCW Term Loan Facilities are reported on the consolidated balance sheet net of deferred financing fees of $ 2,466 (December 30, 2018 - $2,749) and a discount on debt of $1,653 (December 30, 2018 - $1,843) related to the outstanding warrants described below. On July 3, 2019, the Company repaid the TCW Term Loan B Facility in full.

The Credit Facilities are a joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and TCW Facilities are collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Credit Facilities contain certain financial and non-financial covenants. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio quarterly during the term of the Credit Facilities.

The Company is in compliance with the financial covenants included in the Credit Facilities as at June 30, 2019. Management projects compliance with the financial covenants included in the Credit Facilities. Regarding the senior and total debt leverage ratios, these projections are sensitive to estimates, specifically forecasted adjusted earnings before interest, taxes and depreciation and projected debt balances at each reporting period.

(c) Warrant liability

      On November 8, 2018, 504,735 warrants were issued to TCW and outstanding as at December 30, 2018.  These warrants are exercisable on a cashless basis, or for an exercise price of $0.01.  The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $3.86 per unit or $1,948 as at June 30, 2019.  As a result of the anti-dilution provision contained in the warrants that was triggered in connection with the Rights Offering and the Registered Direct Offering (each as defined below), the warrants were exercisable to purchase 511,949 shares of common stock at June 30, 2019.  The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss in selling, general and administrative expenses.

6.	Leases

The Company leases certain facility leases in various jurisdictions, including office space and manufacturing, warehouse space. The Company also leases certain production equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Total short-term lease costs for the three and six months ended June 30, 2019 was not significant.

Most leases contain renewal options, which are at the Company’s sole discretion. The extension terms are typically one to five years. Some leases may include options to purchase the leased property. The depreciable life is limited to the lease term unless title transfers or it is reasonably certain that a purchase option will be exercised. Operating lease liabilities recognized do not include $1,522 related to options to extend lease terms that are not reasonably certain of being exercised at June 30, 2019. Finance lease liabilities do not include $6,456 related to options to extend lease terms that are not reasonably certain of being exercised at June 30, 2019.

We rent or sublease one facility lease that is not occupied by SMTC.

Leases	Classification	June 30, 2019 ($)
Assets
Operating lease assets	Operating lease right-of-use-asset	4,445
Finance lease assets (a)	Property, plant and equipment	10,356
Total leased assets		14,801
Liabilities
Current
Operating leases	Current portion of operating lease obligations	1,891
Finance leases	Current portion of finance lease obligations	1,401
Noncurrent
Operating leases	Operating lease obligations	3,019
Finance leases	Finance lease obligations	9,284
Total lease liabilities		15,595

(a)	Refer to note 4 for details of the corresponding balances and accumulated amortization included within property, plant and equipment

		Three months ended	Six months ended
Lease Cost	Classification	June 30, 2019 ($)	June 30, 2019 ($)
Operating lease costs
Fixed lease costs	Cost of sales	780	1,327

Finance lease costs
Depreciation of leased assets	Cost of sales	360	721
Interest on lease liabilities	Interest expense	220	448
Sublease income	Selling, general and administrative expenses	51	129

Maturity of lease liabilities as at June 30, 2019	Operating leases	Finance leases	Total
2019	1,377	1,160	2,494
2020	1,328	1,953	3,324
2021	930	1,633	2,563
2022	632	1,291	1,923
2023	606	1,229	1,835
Thereafter	872	7,637	8,509
Total lease payments	5,745	14,903	20,648
Less: Interest	(835)	(4,218)	(5,053)
Present value of lease liabilities	4,910	10,685	15,595

The company’s future minimum lease payments as of December 30, 2018, in accordance with legacy lease accounting standards, under non-cancelable operating and financing lease agreements were as follows:

	Operating leases	Finance leases
2019	2,590	2,417
2020	1,328	1,953
2021	930	1,633
2022	632	1,291
2023	606	1,229
Thereafter	872	7,637
Total minimum lease payments	6,958	16,160
Less interest	(1,043)	(4,666)
Present value of capital lease obligations	5,915	11,494

Lease term and discount rate	June 30, 2019
Weighted average remaining term (years)
Operating leases	3.5
Finance leases	8.6
Weighted average discount rate
Operating leases	8.0%
Finance leases	7.8%

Other information	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	369	1,005
Operating cash flows from finance leases	N/A	N/A
Financing cash flows from finance leases	392	809
Leased assets obtained in exchange for new operating lease liabilities	—	—
Leased assets obtained in exchange for new finance lease liabilities	—	—

7.	Capital stock

Common stock

Issued and outstanding:

The issued and outstanding number of shares common stock included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 30, 2018	23,189,381	458
New share issuance - rights and direct offerings	4,642,030	46
New share issuance - vested stock awards	179,677	2
Balance as June 30, 2019	28,011,088	506

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K. A summary of stock option activity for the six-month period ended June 30, 2019 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2018	1,719,824	$1.55	1,998	8.6

Options granted	650,000	3.67
Options exercised	—	—
Options forfeited	—	—
Outstanding at June 30, 2019	2,369,824	2.13	2,608	8.4
Exercisable at June 30, 2019	1,101,090	1.54	2,552	7.6

During the three-month periods ended June 30, 2019 and July 1, 2018, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $41 and $34, respectively. During the six-month periods ended June 30, 2019 and July 1, 2018, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $62 and $59, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

7.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K. A summary of the RSU activity for the six-month period ended June 30, 2019 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2018	357,377	$0.96	1.21
RSU granted	37,500	3.67	—
RSU vested and issued in common shares	(179,677)	0.40	—
RSU forfeited	—	—	—
Outstanding balance at June 30, 2019	215,200	1.90	1.61

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three-month period ended June 30, 2019 and July 1, 2018 related to the restricted stock units was $56 and $43, respectively.  Stock based compensation recognized during the six-month period ended June 30, 2019 and July 1, 2018 related to the restricted stock units was $123 and $144, respectively.

Rights Offering and Registered Direct Offering

In June 2019, the Company completed its (i) offering of subscription rights (the “Rights Offering”) to the Company’s stockholders and holders of the Company’s outstanding warrants as of the close of business on May 24, 2019, which was fully subscribed for the maximum offering amount of $9,135,978, and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of the Company’s common stock directly to certain investors, resulting in net proceeds to the Company of approximately $14.0 million, after deducting the offering expenses of approximately $0.4 million and fees payable by the Company.

8.	Income taxes

During the six-month period ended June 30, 2019 and July 1, 2018, the Company recorded current income tax expense of $695 and $306, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions. The Company also recorded deferred income tax expense of $95 and deferred income tax recovery of $46, respectively, in connection with temporary differences related to the Mexican operations.

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

The following table details the weighted average number of shares of common stock outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic weighted average shares outstanding	23,557,944	17,222,439	23,403,431	17,131,971
Dilutive stock awards (1) (a) (b)	—	—	—	—
Diluted weighted average shares outstanding	23,557,944	17,222,439	23,403,431	17,131,971

(1)	Dilutive stock awards include outstanding restricted stock units, warrants and in the money stock options determined using the treasury stock method

(a)	For the three and six months ended June 30, 2019, as a result of net loss for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards would have been calculated as 1,251,626 for the three and six months ended June 30, 2019 related to outstanding unvested restricted stock units and incremental in-the-money stock options.

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

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues
Mexico	$59,336	$35,581	$125,096	$64,654
China	5,793	5,786	14,449	11,019
U.S.	29,211	5,331	59,022	10,586
Total	$94,340	$46,698	$198,567	$86,259

Intersegment revenue
Mexico	$(594)	$(618)	$(743)	$(738)
China	(2,681)	(1,552)	(4,107)	(3,779)
U.S.	(129)	(49)	(132)	(143)
Total	$(3,404)	$(2,219)	$(4,982)	$(4,660)

Net external revenue
Mexico	$58,742	$34,963	$124,353	$63,916
China	3,112	4,234	10,342	7,240
U.S.	29,082	5,282	58,890	10,443
Total segment revenue (which also equals consolidated revenue)	$90,936	$44,479	$193,585	$81,599

Site Contribution
Mexico	$5,835	$3,209	$10,641	$5,715
China	844	314	1,699	442
U.S.	1,764	(62)	3,187	(39)
Total	$8,443	$3,461	$15,527	$6,118

Corporate allocations	6,046	2,736	8,154	5,371
Unrealized foreign exchange (gain) loss on unsettled forward exchange contracts	—	89	—	(230)
Interest	2,800	403	5,670	710
Restructuring charges	1,546	96	2,170	96
Earnings (loss) before income taxes	$(1,949)	$137	$(467)	$171

Three months ended June 30, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$19,949	$9,705	$865	$30,519
Retail and Payment Systems	12,149	—	—	12,149
Telecom, Networking and Communications	3,503	2,314	2,200	8,017
Medical	8,093	3,104	47	11,244
Industrial, Power and Clean Technology	9,299	9,122	—	18,421
Semiconductor	5,749	16	—	5,765
Aerospace and Defense	—	4,821	—	4,821
Segment Revenue	58,742	29,082	3,112	90,936

Three months ended July 1, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$4,750	$3,548	$—	$8,298
Retail and Payment Systems	9,450	—	—	9,450
Telecom, Networking and Communications	2,449	1,393	3,836	7,678
Medical	6,650	36	49	6,735
Industrial, Power and Clean Technology	4,154	305	349	4,808
Semiconductor	7,510	—	—	7,510
Segment Revenue	34,963	5,282	4,234	44,479

Six months ended June 30, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$39,865	$20,765	$2,450	$63,080
Retail and Payment Systems	25,078	—	—	25,078
Telecom, Networking and Communications	7,507	4,391	6,884	18,782
Medical	16,501	6,756	440	23,697
Industrial, Power and Clean Technology	22,348	15,159	568	38,075
Semiconductor	13,054	16	—	13,070
Aerospace and Defense	—	11,803	—	11,803
Segment Revenue	124,353	58,890	10,342	193,585

Six months ended July 1, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$7,450	$6,478	$—	$13,928
Retail and Payment Systems	16,650	—	—	16,650
Telecom, Networking and Communications	5,350	2,977	6,422	14,749
Medical	14,339	283	49	14,671
Industrial, Power and Clean Technology	7,017	705	769	8,491
Semiconductor	13,110	—	—	13,110
Segment Revenue	63,916	10,443	7,384	81,599

10.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and six months ended June 30, 2019 and July 1, 2018:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Mexico	$965	$2,288	$1,353	$2,376
China	23	8	54	8
U.S.	256	552	517	558
Segment total	1,244	2,848	1,924	2,942
Corporate and other	24	107	24	110
Total	$1,268	$2,955	$1,948	$3,052

Property, plant and equipment (a)

	June 30, 2019	December 30, 2018
Mexico	$11,550	$11,851
China	872	1,153
U.S	14,308	15,013
Segment total	26,730	28,017
Corporate and other	125	143
Segment assets	$26,855	$28,160

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenue

The following table contains geographic revenues based on the product shipment destination, for the three and six months ended June 30, 2019 and July 1, 2018:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
U.S.	$82,593	$34,699	$176,934	$64,829
Canada	4,860	7,857	9,770	13,018
China	3,483	1,923	6,881	3,752
Total	$90,936	$44,479	$193,585	$81,599

10.	Segmented information cont’d

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

During the three months ended June 30, 2019, one customer exceeded 10% of total revenue, comprising 13.5% of total revenue across all geographic segments. During the three months ended July 1, 2018, three customers exceeded 10% of total revenues comprising 34.8% (14.4%, 10.4%, and 10.0%, respectively) of total revenues. During the six months ended June 30, 2019, one customer exceeded 10% of total revenue, comprising 13.3% of total revenue across all geographic segments. During the six months ended July 1, 2018, three customers comprised 34.4% (13.9%, 10.4% and 10.1%, respectively) of total revenues.

As of June 30, 2019, no customers represented more than 10% of the trade accounts receivable. At December 30, 2018, two customers comprised 21% (11% and 10%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable in either period.

11.	Derivative financial instruments

The Company previously entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company had no forward foreign exchange contracts in the second quarter of 2019. Included in cost of sales for the second quarter of 2019 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $NIL million. Included in cost of sales for the second quarter of 2018 was an unrealized loss recognized as a result of revaluing the instruments to fair value of $89, and a realized loss of $139. The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	June 30, 2019	December 30, 2018
Average USD:CAD contract rate	N/A	N/A
Average USD:CAD mark-to-market rate	N/A	N/A
Average USD:PESO contract rate	N/A	20.43
Average USD:PESO mark-to-market rate	N/A	19.66

12.	Commitments

Purchase obligations not recorded on the balance sheet as at June 30, 2019 consist of open non-cancellable purchase orders (PO) for raw materials for $32,521 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 30, 2018 consisted of open non-cancellable purchase orders for raw materials for $21,715 to be paid within 12 months of the PO issue date.

13.	Subsequent events

 On June 28, 2019 the Company announced the completion of its (i) offering of subscription rights (the “Rights Offering”) to the Company’s stockholders and holders of the Company’s outstanding warrants as of the close of business on May 24, 2019, which expired on June 20, 2019 and was fully subscribed for the maximum offering amount of $9,135, and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of the Company’s common stock directly to certain investors, each as previously disclosed in the Company’s Form 8-K filed on May 24, 2019. The Company received aggregate gross proceeds from the Offerings of approximately $14.6 million, comprised of (i) approximately $9,136 in gross proceeds from the Rights Offering and (ii) approximately $5,440 in gross proceeds from the Registered Direct Offering. Subsequent to June 30, 2019, the Company used the net proceeds from the Offerings to repay the $12,000 of borrowings outstanding under its Term Loan B facility as at July 03, 2019.

On August 8, 2019, the Company entered into that certain Amendment No. 2 to the Amended and Restated Revolving Credit and Security Agreement with PNC dated as of November 8, 2018, as amended on March 29, 2019.  The Amendment, among other things, (i) increases the total amount available for borrowings under the PNC Facilities to $65.0 million, (ii) provides for borrowings of up $15.0 million on assets located in Mexico, (iii) provides that borrowings under the PNC Facilities will bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, (iv) resets the financial covenants contained in the PNC Agreement to mirror those contained in the Financing Agreement (as defined herein), and (v) permits the paydown of the TCW Facility (as defined herein) by up to $10.0 million, as discussed below.

On August 8, 2019, the Company entered into that certain Amendment No. 3. to the TCW Financing Agreement, dated as of November 8, 2018, as amended on March 29, 2019, as amended on July 3, 2019.  The TCW Amendment, among other things, (i) provides for a $20.0 million increase in the total amount available for borrowings under the PNC Facilities, as discussed above, (ii) provides for the paydown of the Term Loan A (as defined in the Financing Agreement) by up to $10.0 million, (iii) provides that the interest rate for borrowings under the Financing Agreement will be reset to LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%, (iv) deletes the senior leverage ratio covenant, (v) amends the total leverage ratio covenant, including the definition of total leverage ratio, to increase the maximum total leverage on a quarterly basis beginning with the fiscal quarter ending September 30, 2019, (vi) amends the fixed charge coverage ratio covenant to decrease the minimum fixed charge coverage ratio on a quarterly basis beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2021 and (vii) resets the call protection on the Term Loan A.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 15, 2019, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services, including product design and engineering services, printed circuit board assembly, production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfillment. We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction through to growth, maturity and end of life phases. As of June 30, 2019, we had 3,086 employees of which 2,559 were full time and contract employees.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended June 30, 2019 compared with the quarter ended July 1, 2018:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended June 30, 2019		Three months ended July 1, 2018		Change 2018 to 2019
	$	%	$	%	$	%
Revenue	90.9	100.0	44.5	100.0	46.4	104.3
Cost of sales	81.9	90.1	40.2	90.3	41.7	103.7
Gross profit	9.0	9.9	4.3	9.7	4.7	109.3
Selling, general and administrative expenses	6.7	7.4	3.7	8.1	3.0	81.1
Restructuring	1.5	1.7	0.1	0.2	1.4	1,400.0
Operating income	0.8	0.9	0.5	1.4	0.3	60.0
Interest expense	2.8	3.1	0.4	1.0	2.4	600.0
Income (loss) before income taxes	(2.0)	(2.2)	0.1	0.4	(2.1)	(2,100.0)
Income tax expense (recovery)
Current	0.4	0.4	0.2	0.4	0.2	100.0
Deferred	0.1	0.1	—	—	0.1	100.0
	0.5	0.6	0.2	0.4	0.3	150.0
Net loss	(2.5)	(2.8)	(0.1)	0.0	(2.4)	(2,400.0)

Revenue

Industry Sector	Three months ended June 30, 2019		Three months ended July 1, 2018		Change
	$	%	$	%	$	%
Test and Measurement	30.6	33.7	8.3	18.6	22.3	268.67
Retail and Payment Systems	12.1	13.3	9.5	21.3	2.6	27.37
Telecom, Networking and Communications	8.0	8.8	7.6	17.1	0.4	5.26
Medical	11.2	12.3	6.8	15.3	4.4	64.71
Industrial, Power and Clean Technology	18.4	20.2	4.8	10.8	13.6	283.33
Semiconductor	5.8	6.4	7.5	16.9	(1.7)	(22.67)
Aerospace and Defense	4.8	5.3	—	—	4.8	—
Total	90.9	100.0	44.5	100.0	46.4	104.27

Revenue increased $46.4 million to $90.9 million for the second quarter of 2019 from $44.5 million in the same period of 2018. With the acquisition of MC Assembly Holdings, Inc. (“MCA”), we recognized additional revenue of $40.2 million during the second quarter of 2019 compared to the same period during 2018. Net volume increases with customers serviced in the U.S. and Mexico in the test and measurement sector, represented an increase in revenue of $0.7 million with an additional $19.4 million represented from the MCA acquisition. One long-standing retail and payment systems customer serviced in Mexico represented an increase in revenue of $2.4 million. An increase of $2.0 million in the telecom, networking and communications sector was represented from the MCA acquisition, offset by a decrease in revenue of $1.2 million from 2 long standing customers serviced in Asia. Two customers serviced in Mexico in the semiconductor sector had decreased volumes resulting in $1.8 million of reduced revenue. In the industrial, power and clean technology sector, one customer serviced in the U.S. had increased volumes representing an increase of $3.6 million in revenue with an additional $9.7 million represented from the MCA acquisition. Also, revenue in the medical and aerospace and defense sectors increased as a result of the MCA acquisition, totaling $4.7 million and $4.8 million, respectively.

We recorded approximately $2.2 million and $0.5 million of revenue from sales of raw materials inventory to customers during the second quarter of 2019 and the second quarter of 2018, which generally carries limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenue from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 55.9% of revenue during the second quarter of 2019, compared with 78.4% in the second quarter of 2018. Revenue from the largest customer during the second quarter of 2019 was $12.3 million representing 13.5% of total revenue. This compares with revenue from the three largest customers during the second quarter of 2018 of $6.4 million, $4.6 million, and $4.5 million representing 14.4%, 10.4%and 10.0% respectively of total revenue. No other customers represented more than 10% of revenue in either period.

During the second quarter of 2019, 64.6% of our revenue was attributable to production from our operations in Mexico, 32.0% of our revenue was attributable to production from our operations in the U.S. and 3.4% of our revenue was attributable to production from our operations in China. During the second quarter of 2018, 78.6% of our revenue was attributable to production from our operations in Mexico, 11.9% of our revenue was attributable to production from our operations in the U.S. and 9.5% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the second quarter of 2019 increased by $4.7 million to $9.0 million or 9.9% of revenue compared with $4.3 million or 9.7% of revenue for the same period in 2018. When excluding unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $10.8 million or 11.9% of revenue for the second quarter of 2019 compared with $4.3 million or 9.8% of revenue for the second quarter of 2018. This was due primarily to the $46.4 million increase in revenue quarter over quarter due to acquisition of MC Assembly and additional gross margin associated with contract assets of $0.6 due to higher finished goods and work in process inventory when compared to the same period in the prior year.

Adjusted Gross Margin Reconciliation:

Adjusted gross margin, a non-GAAP financial measure, is defined as gross profit exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and the amortization of intangible assets. Management presents adjusted gross margin as management considers gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance. We also believe adjusted gross margin provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Three months ended June 30, 2019	Three months ended July 1, 2018
Gross profit	$8,997	$4,283
Add:
Unrealized foreign exchange gains on unsettled forward exchange contracts	—	89
Amortization of intangible assets	1,844	—
Adjusted gross profit	$10,841	$4,372
Adjusted gross profit percentage	11.9%	9.8%

EBITDA and Adjusted EBITDA Reconciliation:

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with covenants governing our Credit Facilities (as defined below). We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Three months ended June 30, 2019	Three months ended July 1, 2018
Net loss	$(2,468)	$(97)
Add:

Depreciation of property, plant and equipment	1,626	769
Amortization of intangible assets	1,844	—
Interest	2,800	403
Income taxes	519	234
EBITDA	$4,321	$1,309

Add:

Restructuring charges	1,546	96
Stock based compensation	97	77
Fair value adjustment of warrant liability	40	—
Merger and acquisition related expenses	73	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	89
Adjusted EBITDA	$6,077	$1,571

Adjusted EBITDA for three months ended June 30, 2019 increased by $4.5 million to $6.1 million compared with $1.6 million for the same period in 2018 due in large part to the acquisition of MC Assembly, which represented an increase in adjusted EBITDA of $3.9 million compared to the same period in the prior year, in addition to incremental gross profit associated with contract assets of $0.6 due to higher finished goods and work in process inventory when compared to the same period in the prior year.

Net loss and Adjusted Net Income (Loss) Reconciliation:

Adjusted Net Income (Loss), a non-GAAP financial measure, is defined as Net Income (Loss) before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income (Loss), as it is believed the information is useful to investors in understanding and evaluating our operating results.

Below is the reconciliation of net loss to Adjusted Net Income (Loss):

	Three months ended June 30, 2019	Three months ended July 1, 2018
Net loss	$(2,468)	$(97)
Add:

Amortization of intangible assets	1,844	—
Restructuring charges	1,546	96
Stock based compensation	97	77
Fair value adjustment of warrant liability	40	—
Merger and acquisition related expenses	73	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	89
Adjusted Net Income	$1,132	$165

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6.7 million in the second quarter of 2019 from $3.7 million in the same period in 2018, $2.2 million of selling general and administrative expenses relates to the MC assembly acquisition which were not reflected in the same period in the prior year. However, selling, general and administrative expenses decreased to 7.4% of revenue in the second quarter of 2019 down from 8.1% of revenue in the same period in 2018 due to the increase in revenue.

Restructuring Charges

During the second quarter of 2019, restructuring charges of $1.5 million were incurred related to the reduction of 18 full-time equivalents (“FTEs”) in U.S. and 292 FTEs and contract employees in Mexico.

Interest Expense

Interest expense increased to $2.8 million in the second quarter of 2019 compared to $0.4 million in the same period in 2018. The increase was primarily the result of a higher average debt balance in the second quarter of 2019 and higher interest rates compared to the same period in 2018, specifically with $61.3 million of debt outstanding on the TCW Facilities related to financing the MCA acquisition. The weighted average interest rates with respect to the debt on our

Credit Facilities was 9.8%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility (as defined below) was 5.7% for 2018.

Income Tax Expense

The Company recorded current income tax expense of $0.4 million and $0.2 million, respectively, for each of the second quarters of 2019 and 2018, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $0.1 million and benefit of $0 for each of the second quarters of 2019 and 2018, in connection with temporary differences related to the Mexican operations.

Six months ended June 30, 2019 compared with the six months ended July 1, 2018:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended June 30, 2019		Six months ended July 1, 2018		Change 2018 to 2019
	$	%	$	%	$	%
Revenue	193.6	100.0	81.6	100.0	112.0	137.3
Cost of sales	176.0	90.9	73.5	90.0	102.5	139.5
Gross profit	17.6	9.1	8.1	10.0	9.5	117.3
Selling, general and administrative expenses	13.3	6.9	7.1	8.8	6.2	87.3
Change in fair value of contingent consideration	(3.1)	(1.6)	—	—	(3.1)	100.0
Restructuring	2.2	1.1	0.1	0.1	2.1	2,100.0
Operating income	5.2	2.7	0.9	1.1	4.3	477.8
Interest expense	5.7	2.9	0.7	0.9	5.0	714.3
Income (loss) before income taxes	(0.5)	(0.3)	0.2	0.2	(0.7)	(350.0)
Income tax expense
Current	0.7	0.4	0.3	0.3	0.4	133.3
Deferred	0.1	0.1	—	—	0.1	100.0
	0.8	0.4	0.3	0.3	0.5	166.7
Net loss	(1.3)	(0.7)	(0.1)	(0.1)	(1.2)	(1,200.0)

Revenue

Industry Sector	Six months ended June 30, 2019		Six months ended July 1, 2018		Change
	$	%	$	%	$	%
Test and Measurement	63.1	32.6	13.8	16.9	49.3	357.25
Retail and Payment Systems	25.0	12.9	16.8	20.5	8.2	48.81
Telecom, Networking and Communications	18.8	9.7	14.8	18.3	4.0	27.03
Medical	23.7	12.2	14.6	17.9	9.1	62.33
Industrial, Power and Clean Technology	38.1	19.7	8.5	10.3	29.6	348.24
Semiconductor	13.1	6.8	13.1	16.1	—	—
Aerospace and Defense	11.8	6.1	—	—	11.8	—
Total	193.6	100.0	81.6	100.0	112.0	137.25

Revenue increased $112.0 million to $193.6 million for the first half of 2019 from $81.6 million in the first half of 2018. With the acquisition of MCA, we reported additional revenue of $83.7 million during the first half of 2019 compared to July 1, 2018.  Volume increases with two customers serviced in the U.S., along with one new customer serviced in China, partially offset by volume decreases with one customer serviced in Mexico in the test and measurement sector, represented an increase in revenue of $7.0 million with an additional $39.3 million represented from the MCA acquisition. Three long-standing retail and payment systems customers serviced in Mexico represented an increase in revenue of $8.1 million. An increase of $4.3 million in the telecom, networking and communications sector was due from the MCA acquisition. In the industrial, power and clean technology sector one customer serviced in Mexico and one customer serviced in the U.S. had increased volumes representing an increase of $9.6 million in revenue with additional $19.7 million represented from the MCA acquisition. Also, revenue increased as a result of the MCA acquisition in the medical, and aerospace and defense sectors totaling $9.0 million and $11.8 million respectively.

We recorded approximately $4.4 million and $1.3 million of revenue from sales of raw materials inventory to customers during the first quarter of 2019 and the first quarter of 2018, which generally carries limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenue from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 54.9% of revenue during the first half of 2019, compared with 78.7% in the first quarter of 2018. Revenue from the largest customer during the first half of 2019 was $25.8 million representing 13.3% of total revenue. This compares with revenue from the three largest customers during the first half of 2018 of $11.4 million, $8.5 million, and $8.3 million representing 13.9%, 10.4%, and 10.1% respectively of total revenue. No other customers represented more than 10% of revenue in either period.

During the first half of 2019, 64.3% of our revenue was attributable to production from our operations in Mexico, 30.4% of our revenue was attributable to production from our operations in the U.S. and 5.3% of our revenue was attributable to production from our operations in China. During the first half of 2018, 78.3% of our revenue was attributable to production from our operations in Mexico, 12.8% of our revenue was attributable to production from our operations in the U.S. and 8.9% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the first half of 2019 increased by $9.5 million to $17.6 million or 9.1% of revenue compared with $8.1 million or 10.0% of revenue for the same period in 2018. When excluding unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $21.3 million or 11.0% of revenue for the first half of 2019 compared with $7.9 million or 9.7% of revenue for the first half of 2018. This was due primarily to the $111.9 million increase in revenue, of which $83.7 was due to acquisition of MC Assembly. The decrease in gross profit percentage was due in part to the amortization of intangible assets of $3.7 million included in cost of sales that was not included in the same period in the prior year.

Adjusted Gross Margin Reconciliation:

Adjusted gross margin, a non-GAAP financial measure, is defined as gross profit exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and the amortization of intangible assets. Management presents adjusted gross margin as management considers gross margins exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance. We also believe adjusted gross margin provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Six months ended June 30, 2019	Six months ended July 1, 2018
Gross profit	$17,621	$8,133
Add:
Unrealized foreign exchange gains on unsettled forward exchange contracts	—	(230)
Amortization of intangible assets	3,688	—
Adjusted gross profit	$21,309	$7,903
Adjusted gross profit percentage	11.0%	9.7%

EBITDA and Adjusted EBITDA Reconciliation:

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with covenants governing our Credit Facilities. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Six months ended June 30, 2019	Six months ended July 1, 2018
Net loss	$(1,257)	$(89)
Add:

Depreciation of property, plant and equipment	3,253	1,543
Amortization of intangible assets	3,688	—
Interest	5,670	710
Income taxes	790	260
EBITDA	$12,144	$2,424

Add:

Restructuring charges	2,170	96
Stock based compensation	185	203
Fair value adjustment of warrant liability	(61)	—
Fair value adjustment to contingent consideration	(3,050)	—
Merger and acquisition related expenses	164	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(230)
Adjusted EBITDA	$11,552	$2,493

Adjusted EBITDA for six months ended June 30, 2019 increased by $9.1 million to $11.6 million compared with $2.5 million for the same period in 2018 due primarily to the acquisition of MC Assembly, which represented an increase in adjusted EBITDA of $7.1 million which was not included in the results in the same period in the prior year.

Net loss and Adjusted Net Income (Loss) Reconciliation:

Adjusted Net Income (Loss), a non-GAAP financial measure, is defined as Net Income (Loss) before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income (Loss), as it is believed the information is useful to investors in understanding and evaluating our operating results.

Below is the reconciliation of net loss to Adjusted Net Income (Loss):

	Six months ended June 30, 2019	Six months ended July 1, 2018
Net loss	$(1,257)	$(89)
Add:

Amortization of intangible assets	3,688	—
Restructuring charges	2,170	96
Stock based compensation	185	203
Fair value adjustment of warrant liability	(61)	—
Fair value adjustment to contingent consideration	(3,050)	—
Merger and acquisition related expenses	164	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(230)
Adjusted Net Income (Loss)	$1,839	$(20)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $13.3 million in the first half of 2019 from $7.1 million in the same period in 2018, $4.9 million of selling general and administrative expenses relates to the MC assembly acquisition which were not reflected in the same period in the prior year. However, selling, general and administrative expenses decreased to 6.9% of revenue in the first half of 2019 down from 8.8% of revenue in the same period in 2018 due to increase in revenue and certain cost reductions due to restructuring that occurred in the first half of 2019.

Change in fair value of contingent consideration

During the first quarter of 2019, the fair value of the contingent consideration liability was determined to be $Nil resulting in a gain of $3.1 million being recognized. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and relates to a contingent earn-out payment associated with the acquisition of MC Assembly. Fair value estimate under purchase accounting of $3.1 million was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

Restructuring Charges

During the first half of 2019, restructuring charges of $2.2 million were incurred related to the reduction of 28 FTEs in U.S. and 4FTEs in Canada and 459 FTEs and contract employees in Mexico.

Interest Expense

Interest expense increased to $5.7 million in the first half of 2019 compared to $0.7 million in the same period in 2018. The increase was primarily the result of a higher average debt balance in the first half of 2019 and higher interest rates compared to the same period in 2018, specifically with $61.3 million issuance of debt on the TCW Facilities on November 8, 2018 in order to finance the MCA acquisition. The weighted average interest rates with respect to the debt on our Credit Facilities was 9.6%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 5.6% for 2018.

Income Tax Expense

The Company recorded current income tax expense of $0.7 million and $0.3 million, respectively, for each of first six months of 2019 and 2018, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $0.1 million and benefit of $NIL million for each of first six months of 2019 and 2018, in connection with temporary differences related to the Mexican operations.

Liquidity

As at June 30, 2019, the Company’s liquidity is comprised of $0.6 million in cash on hand and $27.1 million of funds available to borrow under the PNC Facility and TCW Facility (each as defined below), which mature on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

Net cash used in operating activities during the first six months ended June 30, 2019 was $0.2 million. Cash of $10.1 million was used from accounts payable due to timing of payments and an increased inventory purchase compared to the same period in the prior year. Accounts payable days outstanding increased to 72 days for the first six months of 2019 compared to 71 days for the first six months of 2018. Working capital changes related to $7.1 million decrease in inventory offset by the $7.2 million of increase in unbilled contract assets. Inventory turnover, on an annualized basis was 4.5 times for the first six months of 2019 compared to 4.9 times for the first six months of 2018. Accounts receivable days outstanding decreased to 61 days from 62 days for the first six months of 2019 compared to the first six months of 2018 primarily the result of improved cash cycle days compared to the same period in the prior year in addition to higher collections in the final month of the quarter.

Net cash generated from financing activities during the first six months of 2019 and 2018 was $1.3 million and $0.9 million, respectively. During the six months ended June 30, 2019, the Company generated net cash by $14.0 million from issuance of common stock through the rights offering. The Company made net repayments to the revolving debt of $11.3 million compared to net repayments of $0.2 million for the same period in 2018. The Company also paid down its long-term debt in the amount of $0.6 million and $1.0 million, respectively in the six months ended June 30, 2019 and July 1, 2018. Principal repayments on capital lease obligations were $0.8 million in the six months ended June 30, 2019 compared to $0.1 million in the same period in prior year.

Net cash used in investing activities during the six months ended June 30, 2019 was $2.1 million compared to $2.4 million in the same period of 2018, related to capital asset purchases.

Capital Resources

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), which governs the Company’s Revolving Credit Facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.50% to 1.00%, or LIBOR plus an applicable margin ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”), by and among us and certain of our subsidiaries, the lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as collateral agent for the Lenders ( “TCW”), which governs a term loan A facility (“Term A Loan Facility”) and a term loan B facility (“Term Loan B Facility” and, together with the Term Loan A Facility, the “TCW Facilities” and, together with the PNC Facility, the “Credit Facilities”). The TCW Facilities mature on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin of 5.00%. The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin of 8.50% or LIBOR plus an applicable margin of 10.50%. The base rate should approximate U.S. prime rate. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before the first anniversary of the closing date, (ii) 2.00% in the event that such payment occurs after the first anniversary of the closing date and on or before the second anniversary of the closing date and (iii) 1.00% in the event that such payment occurs after the second anniversary of the closing date and on or before the third anniversary of the closing date. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after the third anniversary of the Closing Date. On July 3, 2019, the Company repaid the TCW Term Loan B Facility in full.

        The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and TCW Facilities are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio, a total leverage ratio, and a senior leverage ratio quarterly during the term of the Credit Facilities. The Company is in compliance with the financial covenants included in the Credit Facilities as at June 30, 2019. Management projects compliance with the financial covenants included in the Credit Facilities.

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

Rights Offering and Registered Direct Offering

In June 2019, the Company completed its (i) offering of subscription rights (the “Rights Offering”) to the Company’s stockholders and holders of the Company’s outstanding warrants as of the close of business on May 24, 2019, which was fully subscribed for the maximum offering amount of $9.1 million and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of the Company’s common stock directly to certain investors, resulting in net proceeds to the Company of approximately $14.2 million, after deducting the offering expenses and fees payable the Company. The proceeds of the Offerings were used, in part, to repay the TCW Term Loan B Facility in full as at July 3, 2019.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows money under the PNC Facility. The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.50% to 1.00%, or LIBOR plus an applicable margin ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate. The base commercial lending rate should approximate U.S. prime rate.

 The Company also borrows money under the Financing Agreement the TCW Facilities mature on November 8, 2023. The Term Loan A Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin of 5.00%. The Term Loan B Facility bears interest, as selected by the Company at the time of borrowing, at the base rate plus an applicable margin 8.50% or LIBOR plus an applicable margin of 10.50%. The base rate should approximate U.S. prime rate. In July 2019, the Company paid the Term Loan B Facility in full.

 The impact of a 10% change in interest rates would have a material impact on our reported earnings.

10% increase in interest rate (million)	$0.6
10% decrease in interest rate (million)	$(0.6)

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

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at June 30, 2019.

 Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at June 30, 2019, the Company’s liquidity was comprised of $0.6 million in cash on hand and $27.1 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $45.0 million of which $27.1 million of funds were available as at June 30, 2019 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Subsequent to June 30, 2019, the Company used the net proceeds from a rights offering to repay the $12.0 million of borrowings outstanding under its Term Loan B facility.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at June 30, 2019, are comprised of the following:

	As at June 30, 2019		As at December 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$634	$634	$1,601	$1,601

Level 2
Revolving credit facility	13,748	13,748	25,020	25,020
Current and long term debt	57,255	61,375	57,407	62,000
Warrant liability	1,948	1,948	2,009	2,009

Level 3
Contingent consideration	—	—	3,050	3,050

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at June 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2018.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

 None

Item 6 Exhibits

EXHIBIT INDEX

3.1	Certificate of Amendment to Certificate of Incorporation (1)
10.1	First Amendment to Amended and Restated Revolving Credit and Security Agreement with PNC, dated March 29, 2019. (2)
10.2	Amendment No. 1 and Waiver to Financing Agreement with TCW, dated March 29, 2019 (3).
10.3+	SMTC Corporation 2019 Incentive Plan (4).
10.4	Common Stock Purchase Agreement, dated as of May 23, 2019, by the purchasers listed on Schedule A thereto and SMTC Corporation (5).
10.5	Backstop Agreement, dated as of May 29, 2019, by and between SMTC Corporation and Gregory Weaver (6).
10.6	Backstop Agreement, dated as of June 10, 2019, by and between SMTC Corporation and Casey Capital, LLC (7).
10.7	Amendment to Backstop Agreement, dated as of June 11, 2019, by and between SMTC Corporation and Gregory Weaver (8).
10.8	Backstop Agreement, dated as of June 13, 2019, by and between SMTC Corporation and DNY US Invest Corp (9).
31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2019.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
+ Represents management contract or compensatory plan or agreement.

* Filed herewith

**Furnished herewith

(1)	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 14, 2019 (File No. 000-31051) and incorporated by reference herein.
(2)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(3)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(4)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2019 (File No. 000-31051) and incorporated by reference herein.
(5)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 24, 2019 (File No. 000-31051) and incorporated by reference herein.
(6)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(7)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2019 (File No. 000-31051) and incorporated by reference herein.
(8)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 14, 2019 (File No. 000-31051) and incorporated by reference herein.
(9)	Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 14, 2019 (File No. 000-31051) and incorporated by reference herein.

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
Date: August 8, 2019