Form 10-Q
period 2019-09-29
SMTC CORP
filed 2019-11-12
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMTX	NASDAQ The Nasdaq Global Market

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

As of November 12, 2019, SMTC Corporation had 28,098,474 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Table of Contents

PART I FINANCIAL INFORMATION		3

Item 1	Financial Statements	3

	Interim Consolidated Balance Sheets (unaudited)	3

	Interim Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	4

	Interim Consolidated Statements of Changes in Shareholders’ Equity (unaudited)	5

	Interim Consolidated Statements of Cash Flows (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	42

PART II OTHER INFORMATION		42

Item 1A	Risk factors	42

Item 6	Exhibits	43

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 29, 2019	December 30, 2018
Assets
Current assets:
Cash	$601	$1,601
Accounts receivable — net (note 4)	61,208	72,986
Unbilled contract assets (note 4)	26,790	20,405
Inventories (note 4)	49,535	53,203
Prepaid expenses and other assets	6,658	5,548
Derivative assets (note 11)	—	15
Income taxes receivable	358	160
Total current assets	145,150	153,918

Property, plant and equipment — net (note 4)	26,348	28,160
Operating lease right of use assets — net (notes 2 and 6)	3,887	—
Goodwill (note 4)	18,165	18,165
Intangible assets — net (note 4)	14,403	19,935
Deferred income taxes — net	366	380
Deferred financing costs — net	899	668
Total assets	$209,218	$221,226

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$34,840	$25,020
Accounts payable	67,082	76,893
Accrued liabilities (note 4)	13,387	13,040
Warrant liability (note 5)	1,090	2,009
Restructuring liability (note 12)	2,736	—
Contingent consideration (note 4)	—	3,050
Income taxes payable	94	12
Current portion of long-term debt (note 5)	1,250	1,368
Current portion of operating lease obligations (notes 2 and 6)	1,483	—
Current portion of finance lease obligations (notes 2 and 6)	1,316	1,547
Total current liabilities	123,278	122,939

Long-term debt (note 5)	34,154	56,039
Operating lease obligations (notes 2 and 6)	2,818	—
Finance lease obligations (notes 2 and 6)	9,105	9,947
Total liabilities	169,355	188,925

Shareholders’ equity:
Capital stock (note 7)	507	458
Additional paid-in capital	293,152	278,648
Deficit	(253,796)	(246,805)
	39,863	32,301
Total liabilities and shareholders’ equity	$209,218	$221,226

Commitments (note 12)

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue (note 4)	$88,682	$53,677	$282,267	$135,276
Cost of sales (note 11)	79,776	48,440	255,740	121,906
Gross profit	8,906	5,237	26,527	13,370

Selling, general and administrative expenses	6,549	3,682	19,908	10,838
Change in fair value of warrant liability (note 5)	(858)	—	(919)	—
Change in fair value of contingent consideration (note 4)	—	—	(3,050)	—
Loss on disposal of property, plant and equipment	—	3	—	3
Restructuring charges (note 12)	6,454	58	8,624	154
Operating income (loss)	(3,239)	1,494	1,964	2,375
Interest expense (note 4)	2,679	485	8,349	1,195
Income (loss) before income tax expense	(5,918)	1,009	(6,385)	1,180
Income tax expense (recovery) (note 8):
Current	(103)	290	592	596
Deferred	(81)	(145)	14	(191)
	(184)	145	606	405
Net income (loss) and comprehensive income (loss)	$(5,734)	$864	$(6,991)	$775

Earnings per share of common stock:
Basic	$(0.20)	$0.04	$(0.28)	$0.04
Diluted	$(0.20)	$0.04	$(0.28)	$0.04
Weighted average number of shares outstanding (note 9):
Basic	28,057,763	19,335,253	24,954,875	17,866,399
Diluted	28,057,763	19,986,756	24,954,875	18,517,902

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended September 29, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273
Treasury stock	21,264	—	(75)	—	(75)
Restricted stock units vested and stock options exercised	87,386	1	45	—	46

Stock-based compensation	—	—	353	—	353
Net loss	—	—	—	(5,734)	(5,734)
Balance, September 29, 2019	28,119,738	507	293,152	(253,796)	39,863

Three months ended September 30, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, July 1, 2018	17,303,510	$399	$265,916	$(246,446)	$19,869

Issuance of common shares from rights offering (note 7)	5,777,768	58	12,529	—	12,587
Stock-based compensation	—	—	75	—	75
Net income	—	—	—	864	864
Balance, September 30, 2018	23,081,278	457	278,520	(245,582)	33,395

Nine months ended September 29, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2018	23,189,381	$458	$278,648	$(246,805)	$32,301
Treasury stock	21,264	—	(75)	—	(75)
RSU vested and stock options exercised	267,063	3	43	—	46
Issuance of common shares from rights offering (note 7)	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	538	—	538
Net loss	—	—	—	(6,991)	(6,991)
Balance, September 29, 2019	28,119,738	507	293,152	(253,796)	39,863

Nine months ended September 30, 2018

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074
Impact of adoption of ASC 606 (note 2)	—	—	—	320	320
RSU vested and stock options exercised	310,883	3	358	—	361
Issuance of common shares from rights offering (note 6)	5,777,768	58	12,529	—	12,587
Stock-based compensation	—	—	278	—	278
Net income	—	—	—	775	775
Balance, September 30, 2018	23,081,278	457	278,520	(245,582)	33,395

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 29, 2019	September 30, 2018
Cash provided by (used in):
Operations:

Net income (loss)	$(6,991)	$775

Items not involving cash:

Depreciation of property, plant & equipment	4,902	2,426
Amortization of intangible assets	5,532	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(338)
Loss on sale of property, plant and equipment	—	3
Write down of property, plant and equipment	261	—
Deferred income taxes (recovery)	14	(191)
Amortization of deferred financing fees	1,300	34
Stock-based compensation	538	278
Change in fair value of warrant liability	(919)	—
Change in fair value of contingent consideration	(3,050)	—

Change in non-cash operating working capital:
Accounts receivable	11,778	(12,096)
Unbilled contract assets	(6,385)	(8,183)
Inventories	3,668	(6,009)
Prepaid expenses and other assets	(1,095)	(1,002)
Income taxes payable	(116)	(32)
Accounts payable	(9,845)	16,582
Accrued liabilities	(265)	2,449
Restructuring liability	2,736	—
Net change in operating lease right of use asset and liability	414	—
	2,477	(5,304)
Financing:
Net advances of revolving credit facility	9,820	4,515
Repayment of long-term debt	(22,625)	(1,500)
Advance of equipment facility	—	2,629
Deferred financing fees	(371)	(48)
Principal repayments of finance lease obligations	(1,199)	(189)
Proceeds from issuance of common stock through exercise of stock options	45	361
Proceeds from issuance of common stock through rights offerings	14,044	12,587
	(286)	18,355
Investing:
Purchase of property, plant and equipment	(3,191)	(3,898)
	(3,191)	(3,898)

(Decrease) increase in cash	(1,000)	9,153
Cash, beginning of period	1,601	5,536
Cash, end of the period	$601	$14,689

Supplemental Information
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accruals	418	55

Property, plant and equipment acquired through capital lease	126	627

See accompanying notes to interim consolidated financial statements.

SMTC CORPORATION

Unaudited Notes to Interim Consolidated Financial Statements

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company,” “SMTC,” “we,” “us,” or “our”) is a provider of end-to-end electronics manufacturing services, including product design and engineering services, printed circuit board assembly, production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfillment. We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction through to growth, maturity and end of life phases. As of September 29, 2019, we had 2,941 employees of which 2,541 were full time and contract employees.

In September 2019, the Company announced plans to close its manufacturing operations in China before the end of fiscal 2019. See Note 4 and Note 12 for further disclosure.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of December 31, 2018, using the modified retrospective approach, which allows comparative periods not to be restated. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not to reassess initial direct costs for any existing leases. The Company also elected the hindsight expedient to determine the lease terms for existing leases. The election of the hindsight expedient did not have a significant impact on the calculation of the expected lease term.

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

The adoption of the new standard resulted in the recognition of operating lease right of use assets and operating lease obligations of $5,452 and $5,915, respectively on December 31, 2018. The difference between the operating lease right of use asset and operating lease obligation related to accrued and prepaid rent of $463, which was reclassified to the operating lease right of use asset. The standard did not materially impact consolidated net loss and had no impact on cash flows.

3.	Recent Accounting Pronouncements Adopted

In June 2018, the Financial Accounting Standards Board (the “FASB”) published ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendment simplifies the application of share-based payment accounting for non-employees. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard did not have a material impact on the consolidated financial statements.

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

(a)	Accounts receivable – net:

	September 29, 2019	December 30, 2018
Trade accounts receivable	$62,330	$72,937
Other receivables	723	447
Allowance for doubtful accounts	(1,845)	(398)
Total	$61,208	$72,986

The increase of $1,447 in allowance for doubtful accounts was primarily the result of specific provisions of $1,691 on customers serviced in the Dongguan manufacturing facility (note 12).

(b)	Unbilled contract assets

	September 29, 2019	December 30, 2018
Opening	$20,405	$3,734
Contract assets additions	266,778	205,387
Contract assets invoiced	(260,393)	(188,716)
Ending	$26,790	$20,405

(c)	Inventories:

	September 29, 2019	December 30, 2018
Raw materials	$50,465	$52,102
Finished goods	—	418
Parts and other	633	896
Provision for obsolescence	(1,563)	(213)
Total	$49,535	$53,203

The increase of $1,350 in the provision for obsolescence was due to specific provisions of $1,550 for customers serviced out of the Dongguan manufacturing facility (note 12).

4.	Interim Consolidated financial statement details cont’d

(d)	Property, plant and equipment – net:

	September 29, 2019	December 30, 2018
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a) (d)	41,702	40,083
Office furniture and equipment (c)(d)	979	845
Computer hardware and software (d)	3,894	3,945
Leasehold improvements (d)	4,230	3,863
	71,439	69,368

Less accumulated depreciation:
Land	—	—
Buildings (b)	(10,113)	(9,190)
Machinery and equipment (a) (d)	(29,548)	(27,093)
Office furniture and equipment (c)(d)	(509)	(457)
Computer hardware and software (d)	(3,164)	(3,053)
Leasehold improvements (d)	(1,756)	(1,415)
	(45,091)	(41,208)
Property, plant and equipment—net (d)	$26,348	$28,160

(a)

Included within machinery and equipment were assets under capital leases with costs of $2,275 and associated accumulated depreciation of $834 and $409 as of September 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended September 29, 2019 and September 30, 2018 was $142 and $34, respectively. The related depreciation expense for the nine months ended September 29, 2019 and September 30, 2018 was $426 and $70, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance lease of $9,082 and associated accumulated depreciation of $699 and $96 as of September 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended September 29, 2019 and September 30, 2018 was $201 and $Nil, respectively. The related depreciation expense for the nine months ended September 29, 2019 and September 30, 2018 was $603 and $Nil, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $297 and associated accumulated depreciation of $35 and $NIL as of September 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the three months ended September 29, 2019 and September 30, 2018 was $9 and $NIL, respectively. The related depreciation expense for the nine months ended September 29, 2019 and September 30, 2018 was $29 and $NIL, respectively.

(d)

Included in restructuring and closure charges for the three months ended September 29, 2019 were write down charges of $261 associated with property, plant and equipment with no future benefit related to the Dongguan manufacturing facility (note 12). Write down charges of $129 were incurred on machinery and equipment with cost of $883 and accumulated amortization of $754. Write down charges of $10 were incurred on office furniture and fixtures with cost of $35 and accumulated amortization of $25. Write down charges of $39 were incurred on computer hardware and software with cost of $252 and accumulated amortization of $213. Write down charges of $83 were incurred on leasehold improvements with cost of $111 and accumulated amortization of $28.

4.	Interim Consolidated financial statement details cont’d

(e)	Intangible assets:

	September 29, 2019	December 30, 2018
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000

Less accumulated amortization:
Customer relationships	(1,105)	(178)
Order backlog	(4,168)	(673)
Trade name	(1,163)	(188)
Non-compete agreements	(161)	(26)
	(6,597)	(1,065)
Intangible assets—net	$14,403	$19,935

Amortization expense of $1,844 for the three months ended September 29, 2019 and $5,532 for the nine months ended September 29, 2019 are recorded in cost of sales in the consolidated statement of operations and comprehensive income (loss).

(f)	Goodwill:

The carrying value of goodwill as at September 29, 2019 was $18,165 (December 30, 2018 – $18,165). The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment.

(g)	Accrued liabilities:

	September 29, 2019	December 30, 2018
Payroll	$5,655	$5,637
Customer related	2,764	2,237
Vendor related	2,464	2,048
Professional services	1,248	702

Rebates	—	236
Interest	552	381
Rent	—	428
Other	704	1,371
Total	$13,387	$13,040

(h)	Contingent Consideration Gain:

During the first quarter of 2019, fair value of the contingent consideration liability was determined to be $0 which resulted in a gain of $3,050 being recognized. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and related to a contingent earn-out payment associated with the acquisition of MC Assembly. Fair value estimate under purchase accounting of $3,050 was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was resolved and no longer payable as at March 31, 2019.

(i)	Interest expense:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Long-term debt	$1,135	$107	$4,596	$321
Revolving credit facility	597	318	1,813	718
Equipment facility	—	43	—	57
Amortization of deferred financing fees	50	11	122	32
Amortization of debt issuance costs (1)	705	—	1,178	—
Obligations under capital leases	192	6	640	67
Interest expense	$2,679	$485	$8,349	$1,195

(1)	During three months ended September 29, 2019, $477 was expensed related to unamortized deferred financing fees on Term Loan B when it was paid in full during the quarter.

5.	Debt

 (a) Revolving credit and long-term debt facilities

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), which governs the Company’s Revolving Credit Facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.5% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”), by and among us and certain of our subsidiaries, the lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as collateral agent for the Lenders (“TCW”), which governs a term loan A facility (“Term A Loan Facility” and, together with the PNC Facility, the “Credit Facilities”) and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

On August 8, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 2 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 2”) and that certain Amendment No. 3. to the Financing Agreement (the “TCW Amendment No. 3”).  The PNC Amendment No. 2, among other things, (i) increased the total amount available for borrowings under the PNC Facility to $65,000, (ii) provided for borrowings of up to $15,000 on assets located in Mexico, (iii) provided that borrowings under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, (iv) reset the financial covenants, and (v) permitted the pay down of the Term A Loan Facility by up to $10,000.  The TCW Amendment No. 3, among other things, (i) provided for a $20,000 increase in the total amount available for borrowings under the PNC Facility, (ii) provided for the pay down of the Term A Loan Facility by up to $10,000, (iii) provided that the interest rate for borrowings under the Financing Agreement was reset to LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%, (iv) deleted the senior leverage ratio covenant, (v) amended the total leverage ratio covenant, including the definition of total leverage ratio, to increase the maximum total leverage on a quarterly basis beginning with the fiscal quarter ended September 30, 2019, (vi) amended the fixed charge coverage ratio covenant to decrease the minimum fixed charge coverage ratio on a quarterly basis beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2021 and (vii) reset the call protection on the Term Loan A Facility.

On September 27, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 3 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 3”) and that certain Amendment No. 4. to the Financing Agreement (the “TCW Amendment No. 4”).  The PNC Amendment No. 3, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the Company’s previously announced closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2,300, (b) with respect to write-offs of accounts receivable, $1,623, and (c) with respect to write-offs of Inventory (as defined in the Amended and Restated Revolving Credit and Security Agreement), $1,607, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Amended and Restated Revolving Credit and Security Agreement) to or in SMTC Electronics Dongguan Company Limited, a limited liability company organized under the laws of China (“SMTC Dongguan”), solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the PNC Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2,300 during the term of the Amended and Restated Revolving Credit and Security Agreement, (c) the Borrowers (as defined in the Amended and Restated Revolving Credit and Security Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.  The TCW Amendment No. 4, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2,300, (b) with respect to write-offs of accounts receivable, $1,623, and (c) with respect to write-offs of Inventory (as defined in the Financing Agreement), $1,607, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Financing Agreement) to or in SMTC Dongguan solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the Financing Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2,300 during the term of the Financing Agreement and (c) the Borrowers (as defined in the Financing Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.

At September 29, 2019, $34,840 (December 30, 2018 - $25,020) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. As at September 29, 2019, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $21,356 (December 30, 2018 - $13,974). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $65,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At September 29, 2019, $39,376 (December 30, 2018 - $50,000) was outstanding under the TCW Term Loan A Facility and $Nil (December 30, 2018 - $12,000) under the TCW Term Loan B Facility. The Term Loan A Facility is reported on the consolidated balance sheet net of deferred financing fees of $2,413 (December 30, 2018 - $2,749) and a discount on debt of $1,559 (December 30, 2018 - $1,843) related to the outstanding warrants described below. On July 3, 2019, the Company repaid the TCW Term Loan B Facility in full.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the Credit Facilities and are jointly and severally guaranteed by certain other subsidiaries of the Company. Repayments under the PNC Facility and the Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Credit Facilities contain certain financial and non-financial covenants. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities.

The Company was in compliance with the covenants included in the Credit Facilities as at September 29, 2019.  Management projects compliance with the financial covenants included in the Credit Facilities, however note that there are key assumptions included in these cash flow projections to support covenant calculations specifically related to earnings before interest, income taxes and depreciation, as well as anticipated debt levels.  The estimate of cash flows are sensitive to these key assumptions, for instance, when considering our anticipated earnings before interest, income taxes and depreciation over the next six months period, a reduction of approximately 5% could result in the breach of a covenant relative to its impact on our trailing twelve months results used in calculating covenant compliance in our first quarter 2020 results.  The Company safeguards against this through taking measures to reduce its inventory, revolving credit facility and term debt balances accordingly in order to comply with lenders covenants.  The Company will continue to monitor operations and results closely and manage debt levels relative to our operational results to ensure compliance with its lenders covenants.

(c) Warrant liability

      On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Term Loan A Facility and the Term Loan B Facility and outstanding as at December 30, 2018.  These warrants are exercisable on a cashless basis, or for an exercise price of $0.01.  The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $2.13 per unit or $1,090 as at September 29, 2019.  As a result of the anti-dilution provision contained in the warrants that was triggered in connection with the Rights Offering and the Registered Direct Offering, the warrants were exercisable to purchase 511,949 shares of common stock at September 29, 2019.  The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive income (loss).

6.	Leases

The Company leases certain facility leases in various jurisdictions, including office space and manufacturing, warehouse space. The Company also leases certain production equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term. Total short-term lease costs for the three and nine months ended September 29, 2019 was not significant.

Most leases contain renewal options, which are exercisable at the Company’s sole discretion. The extension terms are typically one to five years. Some leases may include options to purchase the leased property. The depreciable life is limited to the lease term unless title transfers or it is reasonably certain that a purchase option will be exercised. Operating lease liabilities recognized do not include $1,522 related to options to extend lease terms that are not reasonably certain of being exercised at September 29, 2019. Finance lease liabilities do not include $6,456 related to options to extend lease terms that are not reasonably certain of being exercised at September 29, 2019.

We rent and sublease one facility lease that is not occupied by SMTC.

Leases	Classification	September 29, 2019 ($)
Assets
Operating lease assets	Operating lease right-of-use-asset	3,887
Finance lease assets (a)	Property, plant and equipment	10,134
Total leased assets
Liabilities
Current
Operating leases	Current portion of operating lease obligations	1,483
Finance leases	Current portion of finance lease obligations	1,316
Noncurrent
Operating leases	Operating lease obligations	2,818
Finance leases	Finance lease obligations	9,105
Total lease liabilities		14,722

(a)	Refer to note 4 for details of the corresponding balances and accumulated amortization included within property, plant and equipment

		Three months ended	Nine months ended
Lease Cost	Classification	September 29, 2019 ($)	September 29, 2019 ($)
Operating lease costs
Fixed lease costs	Cost of sales	647	1,974

Finance lease costs
Depreciation of leased assets	Cost of sales	360	1,081
Interest on lease liabilities	Interest expense	192	640
Sublease income	Selling, general and administrative expenses	47	176

Maturity of lease liabilities as at September 29, 2019	Operating leases	Finance leases	Total
2019	635	559	1,194
2020	1,371	1,982	3,353
2021	930	1,665	2,595
2022	632	1,323	1,955
2023	606	1,261	1,867
Thereafter	872	7,660	8,532
Total lease payments	5,046	14,450	19,496
Less: Interest	(745)	(4,029)	(4,774)
Present value of lease liabilities	4,301	10,421	14,722

The company’s future minimum lease payments as of December 30, 2018, in accordance with legacy lease accounting standards, under non-cancelable operating and financing lease agreements were as follows:

	Operating leases	Finance leases
2019	2,575	2,417
2020	1,371	1,953
2021	930	1,633
2022	632	1,291
2023	606	1,229
Thereafter	872	7,637
Total minimum lease payments	6,986	16,160
Less interest	(1,047)	(4,666)
Present value of capital lease obligations	5,939	11,494

Lease term and discount rate	September 29, 2019
Weighted average remaining term (years)
Operating leases	4.1
Finance leases	8.8
Weighted average discount rate
Operating leases	8.0%
Finance leases	7.8%

Other information	Three months ended September 29, 2019	Nine months ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	609	1,614
Operating cash flows from finance leases	N/A	N/A
Financing cash flows from finance leases	390	1,199
Leased assets obtained in exchange for new operating lease liabilities	—	—
Leased assets obtained in exchange for new finance lease liabilities	126	126

7.	Capital stock

Common stock

Issued and outstanding:

The issued and outstanding number of shares common stock included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 30, 2018	23,189,381	458
New share issuance - rights offering and registered direct offering	4,642,030	46
New share issuance - vested stock awards	267,063	3
Treasury stock (1)	21,264	—
Balance as September 29, 2019	28,119,738	507

(1)

Treasury stock represents vested restricted stock awards issued into shares of common stock withheld by the Company which employees forfeited to address the corresponding tax withholding during the nine months ended September 29, 2019.

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 6 of the consolidated financial statements within the Company’s Form 10-K. A summary of stock option activity for the nine-month period ended September 29, 2019 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 30, 2018	1,719,824	$1.55	1,998	8.6

Options granted	650,000	3.67
Options exercised	(25,450)	1.80
Outstanding at September 29, 2019	2,344,374	2.14	639	8.2
Exercisable at September 29, 2019	1,075,640	1.54	639	7.4

During the three-month periods ended September 29, 2019 and September 30, 2018, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $57 and $27, respectively. During the nine-month periods ended September 29, 2019 and September 30, 2018, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $120 and $86, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

7.	Capital stock cont’d

Restricted Stock Units

For more detailed information regarding the Company’s Restricted Stock Units (“RSUs”) arrangements, see Note 6 of the annual consolidated financial statements for the year ended December 30, 2018, included in the Company’s Annual Report on Form 10-K. A summary of the RSU activity for the nine-month period ended September 29, 2019 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2018	357,377	$0.96	1.21
RSUs granted	122,500	3.58
RSUs vested and issued in common shares	(262,877)	1.31
RSUs forfeited	(25,000)	1.38
Outstanding balance at September 29, 2019	192,000	2.10	1.63

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three-month period ended September 29, 2019 and September 30, 2018 related to the restricted stock units was $296 and $48, respectively.  Stock based compensation recognized during the nine-month period ended September 29, 2019 and September 30, 2018 related to the restricted stock units was $418 and $192, respectively.

Rights Offering and Registered Direct Offering

In June 2019, the Company completed its (i) offering of subscription rights (the “Rights Offering”) to the Company’s stockholders and holders of the Company’s outstanding warrants as of the close of business on May 24, 2019, which was fully subscribed for the maximum offering amount of $9,136, and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of the Company’s common stock directly to certain investors, resulting in net proceeds to the Company of approximately $14,044, after deducting the offering expenses of approximately $532 and fees payable by the Company.

8.	Income taxes

During the three month periods ended September 29, 2019 and September 30, 2018, the Company recorded a current income tax benefit of $103 and expense of $290, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax recovery of $81 and $145, respectively, in connection with temporary differences related to the Mexican operations. The current income tax benefit of $103 recorded during the three months ended September 29, 2019, is comprised of additional current tax expense of $210, net of prior period income tax recoveries of $183 from the US and foreign jurisdictions together with a reduction in estimated current income tax expense attributable to foreign jurisdictions in the amount of $130.

During the nine month period ended September 29, 2019 and September 30, 2018, the Company recorded current income tax expense of $592 and $596, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $14 and recovery of $191, respectively, in connection with temporary differences related to the Mexican operations.

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes, (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is observable negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. The U.S., Canadian and Asian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

9.	Earnings per share

The following table details the weighted average number of shares of common stock outstanding for the purposes of computing basic and diluted earnings per share for the following periods:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic weighted average shares outstanding	28,057,763	19,335,253	24,954,875	17,866,399
Dilutive stock awards (1) (a)	—	651,503	—	651,503
Diluted weighted average shares outstanding	28,057,763	19,986,756	24,954,875	18,517,902

(1)	Dilutive stock awards include outstanding restricted stock units, warrants and in the money stock options determined using the treasury stock method

(a)

For the three and nine months ended September 29, 2019, as a result of net loss for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards would have been calculated as 754,820 for the three and nine months ended September 29, 2019 related to outstanding unvested restricted stock units incremental in-the-money stock options and outstanding warrants.

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

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues
Mexico	$57,328	$40,485	$182,424	$105,139
China	8,092	8,073	22,541	19,092
U.S.	27,426	8,581	86,448	19,167
Total	$92,846	$57,139	$291,413	$143,398

Intersegment revenue
Mexico	$(550)	$(1,206)	$(1,293)	$(1,944)
China	(3,580)	(2,183)	(7,687)	(5,962)
U.S.	(34)	(73)	(166)	(216)
Total	$(4,164)	$(3,462)	$(9,146)	$(8,122)

Net external revenue
Mexico	$56,778	$39,279	$181,131	$103,195
China	4,512	5,890	14,854	13,130
U.S.	27,392	8,508	86,282	18,951
Total segment revenue (which also equals consolidated revenue)	$88,682	$53,677	$282,267	$135,276

Site Contribution
Mexico	$4,815	$3,552	$15,456	$9,267
China	1,313	556	3,012	998
U.S.	2,191	214	5,378	175
Total	$8,319	$4,322	$23,846	$10,440

Corporate costs	5,962	2,878	17,227	8,249
Change in fair value of warrant liability	(858)	—	(919)	—
Change in fair value of contingent consideration	—	—	(3,050)	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(108)	—	(338)
Interest	2,679	485	8,349	1,195
Restructuring and closure charges	6,454	58	8,624	154
Earnings (loss) before income taxes	$(5,918)	$1,009	$(6,385)	$1,180

Three months ended September 29, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$19,188	$8,287	$—	$27,475
Retail and Payment Systems	10,460	—	—	10,460
Telecom, Networking and Communications	3,986	1,393	4,192	9,571
Medical	7,861	2,637	40	10,538
Industrial, Power and Clean Technology	10,154	9,851	280	20,285
Semiconductor	5,129	—	—	5,129
Aerospace and Defense	—	5,224	—	5,224
Segment Revenue	56,778	27,392	4,512	88,682

Three months ended September 30, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$3,277	$7,181	$—	$10,458
Retail and Payment Systems	10,815	—	—	10,815
Telecom, Networking and Communications	3,596	833	5,613	10,042
Medical	7,400	91	37	7,528
Industrial, Power and Clean Technology	6,495	403	240	7,138
Semiconductor	7,696	—	—	7,696

Segment Revenue	39,279	8,508	5,890	53,677

Nine months ended September 29, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$59,054	$29,054	$2,447	$90,555
Retail and Payment Systems	35,537	—	—	35,537
Telecom, Networking and Communications	11,495	5,783	11,078	28,356
Medical	24,362	9,393	482	34,237
Industrial, Power and Clean Technology	32,502	25,008	847	58,357
Semiconductor	18,181	16	—	18,197
Aerospace and Defense	—	17,028	—	17,028
Segment Revenue	181,131	86,282	14,854	282,267

Nine months ended September 30, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$10,772	$14,039	$—	$24,811
Retail and Payment Systems	27,215	—	—	27,215
Telecom, Networking and Communications	9,053	3,672	12,022	24,747
Medical	21,788	270	44	22,102
Industrial, Power and Clean Technology	13,561	970	1,064	15,595
Semiconductor	20,806	—	—	20,806

Segment Revenue	103,195	18,951	13,130	135,276

10.	Segmented information cont’d

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Mexico	$859	$1,287	$2,212	$3,663
China	98	190	152	198
U.S.	446	21	963	579
Segment total	1,403	1,498	3,327	4,440
Corporate and other	—	7	24	117
Total	$1,403	$1,505	$3,351	$4,557

Property, plant and equipment (a)

	September 29, 2019	December 30, 2018
Mexico	$11,560	$11,851
China	630	1,153
U.S	14,047	15,013
Segment total	26,237	28,017
Corporate and other	111	143
Segment assets	$26,3489	$28,160

(a)	Property, plant and equipment information is based on the principal location of the asset.

Geographic revenue

The following table contains geographic revenues based on the product shipment destination, for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
U.S.	$83,276	$43,324	$260,210	$108,153
Canada	3,916	7,413	13,686	20,431
China	1,490	2,940	8,371	6,692
Total	$88,682	$53,677	$282,267	$135,276

10.	Segmented information cont’d

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

During the three months ended September 29, 2019, one customer exceeded 10% of total revenue, comprising 12.3% of total revenue across all geographic segments. During the three months ended September 30, 2018, three customers exceeded 10% of total revenues comprising 35.7% (12.8%, 12.0%, and 10.9%, respectively) of total revenues. During the nine months ended September 29, 2019, one customer exceeded 10% of total revenue, comprising 13.0% of total revenue across all geographic segments. During the nine months ended September 30, 2018, two customers comprised 23.9% (13.5% and 10.4%, respectively) of total revenues.

As of September 29, 2019, no customers represented more than 10% of the trade accounts receivable. At December 30, 2018, two customers comprised 21% (11% and 10%, respectively) of the Company’s trade accounts receivable. No other customers individually represented more than 10% of trade accounts receivable in either period.

11.	Derivative financial instruments

The Company previously entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company had no forward foreign exchange contracts in the third quarter of 2019. Included in cost of sales for the third quarter of 2019 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $NIL million. Included in cost of sales for the third quarter of 2018 was an unrealized gain recognized as a result of revaluing the instruments to fair value of $0.1 million, and a realized loss of $0.01 million. There was no outstanding forward foreign exchange contracts for the third quarter of 2019 and 2018.

	September 29, 2019	December 30, 2018
Average USD:PESO contract rate	N/A	20.43
Average USD:PESO mark-to-market rate	N/A	19.66

12.	Restructuring charges

	Three months ended
	September 29, 2019	September 30, 2018
Dongguan facility closure:
Involuntary employee termination benefits	$997	$-
Other exit costs	1,040
Allowance for doubtful accounts receivables (note 4a)	1,691	-
Provision for obsolete raw material inventories (note 4c)	1,550	-
Write down of property, plant and equipment (note 4d)	261	-
	5,539	-
Other involuntary employee termination benefits (U.S., Canada and Mexico)	915	58
	6,454	58

	Nine months ended
	September 29, 2019	September 30, 2018
Dongguan facility closure:
Involuntary employee termination benefits	$997	$-
Other exit costs	1,040
Allowance for doubtful accounts receivables (note 4a)	1,691	-
Provision for obsolete raw material inventories (note 4c)	1,550	-
Write down of property, plant and equipment (note 4d)	261	-
	5,539	-
Other involuntary employee termination benefits (U.S., Canada and Mexico)	3,085	154
	8,624	154

Dongguan facility closure:

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiry of the facility lease in December 2019. The closure was formally approved by the Board of Directors in September 2019. The closure of the Dongguan manufacturing facility will impact approximately 137 employees at the Dongguan manufacturing facility. The employee group were notified of the closure in the last week of September 2019. A restructuring charge of $5,539 was recorded in the third quarter relating to the announced planned closure.

Other restructuring charges:

During the third quarter of 2019 involuntary employee termination benefit costs of $915 pursuant to one time termination plans were incurred related to the reduction of 19 full-time equivalents (“FTEs”) in U.S, 4 full-time equivalents (“FTEs”) in Markham, Canada and 89 FTEs and contract employees in Mexico.

During the nine months ended September 30, 2019 involuntary employee termination benefit costs of $3,085 pursuant to one time termination plans were incurred related to the reduction of 47 full-time equivalents (“FTEs”) in U.S, 8 full-time equivalents (“FTEs”) in Markham, Canada and 548 FTEs and contract employees in Mexico.

         Restructuring Liability:

Termination benefits and other exit costs
Balance as at December 31, 2018	$-
Involuntary employee termination benefits	4,082
Other exit costs	1,040
Payments	(2,386)
Amounts reversed unutilized	-
At September 29, 2019	$2,736

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiry of the facility lease in December 2019. The closure was formally approved by the Board of Directors in September 2019. The closure of the Dongguan manufacturing facility will result in a reduced labor force by approximately 135 employees. The employee group was notified of the closure in the last week of September 2019. The planned closure of the Dongguan facility and majority of the cash outflows associated with the $2,037 included within the restructuring liability for severance and other exit costs is anticipated to be substantially completed by the end of the fourth quarter of 2019 (the remaining restructuring liability of $699 at September 29, 2019 relates to other ongoing restructuring initiatives to right size the Company’s workforce as noted above). Manufacturing by the Company of certain products previously manufactured at the Dongguan Facility will be transferred to the Company’s other manufacturing facilities.

13.	Commitments

Purchase obligations not recorded on the balance sheet as at September 29, 2019 consist of open non-cancellable purchase orders (PO) for raw materials for $25,866 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 30, 2018 consisted of open non-cancellable purchase orders for raw materials for $48,224 to be paid within 12 months of the PO issue date.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”)on March 15, 2019. The forward-looking statements in this discussion regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed with the SEC on March 15, 2019, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we may not update these forward-looking statements after the date of this Form 10-Q, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services, including product design and engineering services, printed circuit board assembly, production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfillment. We have more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada, Mexico, and China that provide local support and manufacturing capabilities to our global customers. Our services extend over the entire electronic product life cycle from new product development and new product introduction through to growth, maturity and end of life phases. As of September 29, 2019, we had 2,941 employees of which 2,541 were full time and contract employees.

In September 2019, the Company announced it plans to close its Chinese manufacturing operation when its current Dongguan, China facility lease expires in December 2019 as approved by the Board of Directors. The closure of the Dongguan manufacturing facility is intended to reduce the labor force which is anticipated to impact approximately 135 employees at the Dongguan manufacturing facility. Impacted employees were notified in the last week of September 2019. The closure of the Dongguan facility will reduce forecasted losses that would have otherwise been incurred in fiscal 2020 as the Dongguan facility was not expected to be fully utilized. The wind down and closure of the Dongguan facility is anticipated to be substantially completed by the end of the fourth quarter of 2019, however it is expected there will be some continued deregistration and filing requirements in 2020. Manufacturing by the Company of certain products previously manufactured at the Dongguan Facility will be transferred to the Company’s other manufacturing facilities.

During the three months ended September 29, 2019, restructuring charges of $5.5 million were recorded associated with the closure of the Dongguan manufacturing facility. Included in this total are charges of $2.0 million primarily related to severance and other facility closing charges in addition to $0.3 million in property, plant and equipment write down charges, $1.7 million in write down of accounts receivable and $1.5 million in write down of inventory. The majority of the cash outlays associated with the $2.0 million in severance and other facility closing activities are anticipated to be completed by the end of the fourth quarter of 2019.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 29, 2019 compared with the quarter ended September 30, 2018:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 29, 2019		Three months ended September 30, 2018		Change 2018 to 2019
	$	%	$	%	$	%
Revenue	88.7	100.0	53.7	100.0	35.0	65.2
Cost of sales	79.8	90.0	48.5	90.3	31.3	64.5
Gross profit	8.9	10.0	5.2	9.7	3.7	71.2
Selling, general and administrative expenses	6.6	7.4	3.7	6.9	2.9	75.7
Change in fair value of warrant liability	(0.9)	(1.0)	—	—	(0.9)	—
Restructuring charges	6.4	7.2	—	—	6.4	—
Operating income	(3.2)	(3.6)	1.5	2.8	(4.7)	(313.3)
Interest expense	2.7	3.0	0.5	0.9	2.2	440.0
Income (loss) before income taxes	(5.9)	(6.7)	1.0	1.9	(6.9)	(690.0)
Income tax expense (recovery)
Current	(0.1)	(0.1)	0.3	0.6	(0.4)	(133.3)
Deferred	(0.1)	(0.1)	(0.2)	(0.2)	0.1	500.0
	(0.2)	(0.2)	0.1	0.2	(0.3)	(300.0)
Net income (loss)	(5.7)	(6.4)	0.9	1.7	(6.6)	(733.3)

Revenue

Industry Sector	Three months ended September 29, 2019		Three months ended September 30, 2018		Change
	$	%	$	%	$	%
Test and Measurement	27.5	31.0	10.5	19.5	17.0	161.9
Retail and Payment Systems	10.5	11.8	10.8	20.1	(0.3)	(2.8)
Telecom, Networking and Communications	9.6	10.8	10.1	18.8	(0.5)	(5.0)
Medical	10.5	11.8	7.5	14.0	3.0	40.0
Industrial, Power and Clean Technology	20.3	22.9	7.1	13.3	13.2	186
Semiconductor	5.1	5.8	7.7	14.3	(2.6)	(33.8)
Aerospace and Defense	5.2	5.9	—	—	5.2	NA
Total	88.7	100.0	53.7	100.0	35.0	65.2

Revenue increased $35.0 million to $88.7 million for the third quarter of 2019 from $53.7 million in the same period of 2018. With the acquisition of MC Assembly Holdings, Inc. (“MCA”), we recognized additional revenue of $41.0 million during the third quarter of 2019 which was not included in the same period during 2018. Net volume decreases with one customer serviced in the U.S. in the test and measurement sector, represented a decrease in revenue of $1.6 million with an additional $18.5 million in revenue represented from the MCA acquisition. Volume increases of one long-standing retail and payment systems customer serviced in Mexico, offset by volume decreases of one long-standing customer also serviced in Mexico represented a decrease in revenue of $0.3 million. In the telecom, networking and communications sector, an increase in volume from a long-standing customer serviced in Asia was offset by decreased volume from two long standing customers (one serviced in Asia; one serviced in Mexico), and the move of business to other manufacturers from one customer serviced in Asia, resulted in reduced revenue of $2.2 million. An additional $1.8 million in revenue was represented from the MCA acquisition in the telecom, networking and communications sector. Revenue in the medical sector had $3.6 million in revenue resulting from the MCA acquisition, offset by decreased volumes of $1.4 million from one customer serviced in Mexico. In the industrial, power and clean technology sector, one customer serviced in the U.S. had increased volumes, offset by one customer serviced in Mexico with a reduction in volume, representing an increase of $1.0 million in revenue with an additional $11.9 million represented from the MCA acquisition. Two customers serviced in Mexico in the semiconductor sector had decreased volumes resulting in $2.6 million of reduced revenue. Also, revenue in the aerospace and defense sectors increased $5.5 million as a result of the MCA acquisition.

We recorded $3.6 million and $0.6 million of revenue from sales of raw materials inventory to customers during the third quarter of 2019 and the third quarter of 2018, which carried limited margin. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenue from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 53.1% of revenue during the third quarter of 2019, compared with 78.9% in the third quarter of 2018. Revenue from the largest customer during the third quarter of 2019 was $10.9 million representing 12.3% of total revenue. This compares with revenue from the three largest customers during the third quarter of 2018 of $6.9 million, $6.4 million, and $5.8 million representing 12.8%, 12.0% and 10.9% respectively of total revenue. No other customers represented more than 10% of revenue in either period.

During the third quarter of 2019, 64.0% of our revenue was attributable to production from our operations in Mexico, 30.9% of our revenue was attributable to production from our operations in the U.S. and 5.1% of our revenue was attributable to production from our operations in China. During the third quarter of 2018, 73.1% of our revenue was attributable to production from our operations in Mexico, 15.9% of our revenue was attributable to production from our operations in the U.S. and 11.0% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the third quarter of 2019 increased by $3.7 million to $8.9 million or 10.0% of revenue compared with $5.2 million or 9.7% of revenue for the same period in 2018. When excluding unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $10.8 million or 12.1% of revenue for the third quarter of 2019 compared with $5.1 million or 9.6% of revenue for the third quarter of 2018. This was due primarily to the incremental margin earned on $41.0 million of increased revenue from MCA acquisition.

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

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Three months ended September, 2019	Three months ended September 30, 2018
Gross profit	$8,906	$5,237
Add:
Unrealized foreign exchange gains on unsettled forward exchange contracts	—	(108)
Amortization of intangible assets	1,844	—
Adjusted gross profit	$10,750	$5,129
Adjusted gross profit percentage	12.1%	9.6%

EBITDA and Adjusted EBITDA Reconciliation:

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, income taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with covenants governing our Credit Facilities (as defined below). We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net (loss) income, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Three months ended September 29, 2019	Three months ended September 30, 2018
Net (loss) income	$(5,734)	$864
Add:

Depreciation of property, plant and equipment	1,649	883
Amortization of intangible assets	1,844	—
Interest	2,679	485
Income taxes	(184)	145
EBITDA	$254	$2,377

Add:

Restructuring charges	6,454	58
Stock based compensation	353	75
Fair value adjustment of warrant liability	(858)	—
Merger and acquisition related expenses	68	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(108)
Adjusted EBITDA	$6,271	$2,402

Adjusted EBITDA for three months ended September 29, 2019 increased by $3.9 million to $6.3 million compared with $2.4 million for the same period in 2018 due in large part to the acquisition of MC Assembly, which represented an increase in Adjusted EBITDA of $3.3 million compared to the same period in the prior year.

Net Income (Loss) and Adjusted Net Income (Loss) Reconciliation:

Adjusted Net Income (Loss), a non-GAAP financial measure, is defined as Net Income (Loss) before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income (Loss), as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net income (loss) with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of net loss to Adjusted Net (Loss) Income:

	Three months ended September 29, 2019	Three months ended September 30, 2018
Net (loss) income	$(5,734)	$864
Add:

Amortization of intangible assets	1,844	—
Restructuring charges	6,454	58
Stock based compensation	353	75
Fair value adjustment of warrant liability	(858)	—
Merger and acquisition related expenses	68	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(108)
Adjusted Net Income	$2,127	$889

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6.5 million in the third quarter of 2019 from $3.7 million in the same period in 2018, with $2.2 million of the selling general and administrative expenses increase in the third quarter of 2019 related to the MCA acquisition which were not reflected in the same period in the prior year. Therefore selling, general and administrative expenses increased to 7.3% of revenue in the third quarter of 2019 up from 6.9% of revenue in the same period in 2018.

Change in fair value of warrant liability

For the three months ended September 29, 2019 the Company recorded a $0.9 million gain as a result of the valuation of the 504,735 outstanding warrants issued to TCW. The fair value has been assessed at $2.13 per unit or $1,090 as at September 29, 2019 which was a reduction in the stock price from the prior valuation assessment at June 30, 2019.

Restructuring Charges

During the third quarter of 2019, restructuring charges of $5.5 million were accrued related to the Company’s previously announced closure of business operations in Dongguan, China, in addition to $0.9 million were incurred related to the reduction of 19 full-time equivalents (“FTEs”) in U.S, 4 FTEs in Canada and 89 FTEs and contract employees in Mexico. The $5.5 million of restructuring charges related to estimated closure costs of the Dongguan facility. These charges include $2.0 million of severance and other facility closure activities primarily related to severance charges of $1.4 million the reduction of 137 FTEs in addition to tax and duties accrued of $0.2 million and equipment decommissioning and facility charges of $0.4 million. In addition, included in the restructuring charges is a $1.7 million write down of accounts receivable, $1.5 million write down of inventory and $0.3 million write down of property, plant and equipment.

Interest Expense

Interest expense increased to $2.7 million in the third quarter of 2019 compared to $0.5 million in the same period in 2018. The increase was primarily the result of a higher average debt balance in the third quarter of 2019 and higher interest rates compared to the same period in 2018, specifically with $39.4 million of debt outstanding on the Term A Loan Facility related to financing the MCA acquisition. In addition to higher revolving credit facility balance utilized to support working capital needs of Company post acquisition of MCA. The weighted average interest rates with respect to the debt on our Credit Facilities was 12.2%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility (as defined below) was 5.9% for the third quarter of 2018.

Income Tax Expense

The Company recorded current income tax recovery of $0.1 million and expense $0.3 million, respectively, for each of the third quarters of 2019 and 2018, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $0.1 million and deferred income tax expense of $0.1 million, respectively, for each of the second quarters of 2019 and 2018, in connection with temporary differences related to the Mexican operations. The recovery for the three months ended September 29, 2019 was due to recovery of taxes from the prior year, in addition to reduction of 2019 estimated taxes.

Nine months ended September 29, 2019 compared with the nine months ended September 30, 2018:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 29, 2019		Nine months ended September 30, 2018		Change 2018 to 2019
	$	%	$	%	$	%
Revenue	282.3	100.0	135.3	100.0	147.0	108.6
Cost of sales	255.7	90.6	121.9	90.1	133.8	109.8
Gross profit	26.6	9.4	13.4	9.9	13.2	98.5
Selling, general and administrative expenses	19.9	7.0	10.8	8.0	9.1	84.3
Change in fair value of warrant liability	(0.9)	(0.3)	—	—	(0.9)
Change in fair value of contingent consideration	(3.0)	(1.1)	—	—	(3.0)
Restructuring charges	8.6	3.0	0.2	0.1	8.4	4,200.0
Operating income	2.0	0.7	2.4	1.8	(0.4)	(16.7)
Interest expense	8.4	3.0	1.2	0.9	7.2	600.0
Income (loss) before income taxes	(6.4)	(2.3)	1.2	0.9	(7.6)	(633.3)
Income tax expense
Current	0.6	0.2	0.6	0.4	—	—
Deferred	—	—	(0.2)	(0.1)	(0.2)	100.0
	0.6	0.2	0.4	0.3	0.2	50.0
Net (loss) income	(7.0)	(2.5)	0.8	0.6	(7.8)	(975.0)

Revenue

Industry Sector	Nine months ended September 29, 2019		Nine months ended September 30, 2018		Change
	$	%	$	%	$	%
Test and Measurement	90.6	32.1	24.8	18.3	65.8	265.3
Retail and Payment Systems	35.5	12.6	27.2	20.1	8.3	30.5
Telecom, Networking and Communications	28.4	10.1	24.8	18.4	3.6	14.5
Medical	34.2	12.1	22.1	16.3	12.1	54.8
Industrial, Power and Clean Technology	58.4	20.7	15.6	11.5	42.8	274.4
Semiconductor	18.2	6.4	20.8	15.4	(2.6)	(12.5)
Aerospace and Defense	17.0	6.0	—	—	17.0	NA
Total	282.3	100.0	135.3	100.0	147.0	108.6

Revenue increased $147.0 million to $282.3 million for the first nine months of 2019 from $135.3 million in the first nine months of 2018. With the acquisition of MCA, we reported additional revenue of $122.8 million during the first nine months of 2019 which was not included in the same period in the prior year.  Volume increases with two customer serviced in the U.S., along with one new customer serviced in China, partially offset by volume decreases with one customer serviced in Mexico in the test and measurement sector, represented an increase in revenue of $7.6 million with an additional $58.3 million represented from the MCA acquisition. Two long-standing retail and payment systems customers serviced in Mexico represented an increase in revenue of $7.5 million. In the telecom, networking and communications sector an increase in volume from one customer serviced in Asia, offset by decreases in volume from three customers (one serviced in Asia; one serviced in Mexico; and one serviced in the U.S.), and the move of business to other manufacturers from one customer serviced in Asia, represented a decrease in revenue of $1.9 million, with an additional $5.3 million of revenue from the MCA acquisition. In the industrial, power and clean technology sector one customer serviced in the U.S. had increased volumes representing an increase of $10.0 million in revenue with additional $30.1 million driven by the MCA acquisition. Also, revenue increased as a result of the MCA acquisition in the medical, and aerospace and defense sectors totaling $11.9 million and $17.3 million respectively.

We recorded $8.0 million and $1.9 million of revenue from sales of raw materials inventory to customers during the first nine months of 2019 and the first nine months of 2018, respectively, which carried limited margin.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenue from a particular customer typically varies from quarter-to-quarter and year-to-year. The Company’s ten largest customers represented 54.0% of revenue during the first nine months of 2019, compared with 78.5% in the first nine months of 2018. Revenue from the largest customer during the first nine months of 2019 was $36.7 million representing 13.0% of total revenue. This compares with revenue from the two largest customers during the first nine months of 2018 of $18.2 million and $14.1 million representing 13.5% and 10.4% respectively of total revenue. No other customers represented more than 10% of revenue in either period.

During the first nine months of 2019, 64.2% of our revenue was attributable to production from our operations in Mexico, 30.6% of our revenue was attributable to production from our operations in the U.S. and 5.2% of our revenue was attributable to production from our operations in China. During the first nine months of 2018, 76.3% of our revenue was attributable to production from our operations in Mexico, 14.0% of our revenue was attributable to production from our operations in the U.S. and 9.7% of our revenue was attributable to production from our operations in China.

Gross Profit

Gross profit for the first nine months of 2019 increased by $13.2 million to $26.6 million or 9.4% of revenue compared with $13.4 million or 9.9% of revenue for the same period in 2018. When excluding unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $32.1 million or 11.4% of revenue for the first nine months of 2019 compared with $13.0 million or 9.6% of revenue for the first nine months of 2018. This was due primarily to incremental margin on $124.4 million of additional revenue due to the acquisition of MCA. The decrease in gross profit percentage was due in part to the amortization of intangible assets of $5.5 million included in cost of sales that was not included in the same period in the prior year.

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

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit:

	Nine months ended September 29, 2019	Nine months ended September 30, 2018
Gross profit	$26,527	$13,370
Add:
Unrealized foreign exchange gains on unsettled forward exchange contracts	—	(338)
Amortization of intangible assets	5,532	—
Adjusted gross profit	$32,059	$13,032
Adjusted gross profit percentage	11.4%	9.6%

EBITDA and Adjusted EBITDA Reconciliation:

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, income taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with covenants governing our Credit Facilities. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net (loss) income, the closest GAAP measure, to EBITDA and Adjusted EBITDA.

	Nine months ended September 29, 2019	Nine months ended September 30, 2018
Net (loss) income	$(6,991)	$775
Add:

Depreciation of property, plant and equipment	4,902	2,426
Amortization of intangible assets	5,532	—
Interest	8,349	1,195
Income taxes	606	405
EBITDA	$12,398	$4,801

Add:

Restructuring charges	8,624	154
Stock based compensation	538	278
Fair value adjustment of warrant liability	(919)	—
Fair value adjustment to contingent consideration	(3,050)	—
Merger and acquisition related expenses	232	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(338)
Adjusted EBITDA	$17,823	$4,895

Adjusted EBITDA for nine months ended September 29, 2019 increased by $12.9 million to $17.8 million compared with $4.9 million for the same period in 2018 due primarily to the acquisition of MCA, which represented an increase in Adjusted EBITDA of $10.3 million which was not included in the results in the same period in the prior year.

Net Income (Loss) and Adjusted Net Income Reconciliation:

Adjusted Net Income (Loss), a non-GAAP financial measure, is defined as Net Income (Loss) before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income (Loss), as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net income (loss) with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of net (loss) income to Adjusted Net (Loss) Income:

	Nine months ended September 29, 2019	Nine months ended September 30, 2018
Net (loss) income	$(6,991)	$775
Add:

Amortization of intangible assets	5,532	—
Restructuring charges	8,624	154
Stock based compensation	538	278
Fair value adjustment of warrant liability	(919)	—
Fair value adjustment to contingent consideration	(3,050)	—
Merger and acquisition related expenses	232	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	—	(338)
Adjusted Net Income	$3,966	$869

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $19.9 million in the first nine months of 2019 from $10.8 million in the same period in 2018, with $7.0 million of the selling general and administrative expenses increase related to MCA which were not reflected in the same period in the prior year. However, selling, general and administrative expenses decreased to 7.1% of revenue in the first nine months of 2019 down from 8.0% of revenue in the same period in 2018 due to increase in revenue and certain cost reductions and savings from restructuring that occurred in the first nine months of 2019.

Change in fair value of warrant liability

For the nine months ended September 29, 2019 the Company recorded a $0.9 million gain as a result of the valuation of the 504,735 outstanding warrants issued to TCW. The fair value has been assessed at $2.13 per unit or $1,090 as at September 29, 2019 which was a reduction in the stock price from the prior valuation assessment at December 30, 2018.

Change in fair value of contingent consideration

During the first quarter of 2019, the fair value of the contingent consideration liability was determined to be $Nil resulting in a gain of $3.0 million being recognized. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and relates to a contingent earn-out payment associated with the acquisition of MCA. Fair value estimate under purchase accounting of $3.0 million was derived from a multiple of earnings based on MCA’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

Restructuring charges

During the first nine months of 2019, $8.6 million of restructuring charges were incurred related to the reduction of 137 FTEs in China, 28 FTEs in U.S., 4 FTEs in Canada and 459 FTEs and contract employees in Mexico. The majority of the charges were incurred during the three months ended September 29, 2019 as it related to the closure of the Dongguan manufacturing facility. During the three months ended September 29, 2019, restructuring charges of $5.5 million were incurred related to Dongguan facility exit, in addition to $0.9 million were incurred related to the reduction of 19 FTEs in U.S, 4 FTEs in Canada and 89 FTEs and contract employees in Mexico. The $5.5 million of restructuring charges related to estimated closure costs of the Dongguan facility. These charges include $2.0 million of severance and other facility closure activities primarily related to severance charges of $1.4 million the reduction of 137 FTEs in addition to tax and duties accrued of $0.2 million and equipment decommissioning and facility charges of $0.4 million. In addition, included in the restructuring charges is a $1.7 million write down of accounts receivable, $1.5 million write down of inventory and $0.3 million write down of property, plant and equipment.

Interest Expense

Interest expense increased to $8.4 million in the first nine months of 2019 compared to $1.2 million in the same period in 2018. The increase was primarily the result of debt incurred to finance the acquisition of MCA, in addition to higher average interest rates compared to the same period in 2018. The weighted average interest rates with respect to the debt on our Credit Facilities was 10.5%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 5.7% for 2018.

Income Tax Expense

The Company recorded current income tax expense of $0.6 million and $0.6 million, respectively, for each of first nine months of 2019 and 2018, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $NIL million and benefit of $0.2 million for each of first nine months of 2019 and 2018, in connection with temporary differences related to the Mexican operations.

Liquidity

As at September 29, 2019, the Company’s liquidity is comprised of $0.6 million in cash on hand and $21.4 million of funds available to borrow under the PNC Facility which matures on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 5). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

Net cash generated in operating activities during the first nine months ended September 29, 2019 was $2.6 million. Cash of $8.6 million was used from accounts payable due to timing of payments. Accounts payable days outstanding decreased to 71 days for the first nine months of 2019 compared to 73 days for the first nine months of 2018. Working capital changes related to $3.7 million decrease in inventory offset by the $6.4 million of increase in unbilled contract assets. Inventory turnover, on an annualized basis was 4.4 times for the first nine months of 2019 compared to 4.9 times for the first nine months of 2018. The reduction in inventory turns was due in large part to timing of inventory receipts due to demand changes not entirely offset by revenue levels. Accounts receivable days outstanding was 61 days for the first nine months of 2019 and 2018.

Net cash used from financing activities during the first nine months of 2019 was $0.4 million. During the nine months ended September 29, 2019, the Company generated net cash by $14.0 million from issuance of common stock through the Rights Offering (as defined below). The Company made net advances from the revolving credit facility of $9.8 million compared to $4.5 million for the same period in 2018. The Company also paid down its long-term debt in the amount of $22.6 million and $1.5 million, respectively in the nine months ended September 29, 2019 and September 30, 2018. Principal repayments on capital lease obligations were $1.2 million in the nine months ended September 29, 2019 compared to $0.2 million in the same period in prior year.

Net cash used in investing activities during the nine months ended September 29, 2019 was $3.2 million compared to $3.9 million in the same period of 2018, related to capital asset purchases.

Capital Resources

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), which governs the Company’s Revolving Credit Facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”), by and among us and certain of our subsidiaries, the lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as collateral agent for the Lenders (“TCW”), which governs a term loan A facility (“Term A Loan Facility” and, together with the PNC Facility, the “Credit Facilities”), and previously governed a term loan B facility (the “Term Loan B Facility”) until it was repaid in full on July 3, 2019 with a portion of the proceeds from the Offerings (as defined below). The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after the November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

On August 8, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 2 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 2”) and that certain Amendment No. 3. to the Financing Agreement (the “TCW Amendment No. 3”).  The PNC Amendment No. 2, among other things, (i) increased the total amount available for borrowings under the PNC Facility to $65,000, (ii) provided for borrowings of up to $15,000 on assets located in Mexico, (iii) provided that borrowings under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, (iv) reset the financial covenants, and (v) permitted the pay down of the Term A Loan Facility by up to $10,000.  The TCW Amendment No. 3, among other things, (i) provided for a $20,000 increase in the total amount available for borrowings under the PNC Facility, (ii) provided for the pay down of the Term A Loan Facility by up to $10,000, (iii) provided that the interest rate for borrowings under the Financing Agreement was reset to LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%, (iv) deleted the senior leverage ratio covenant, (v) amended the total leverage ratio covenant, including the definition of total leverage ratio, to increase the maximum total leverage on a quarterly basis beginning with the fiscal quarter ended September 30, 2019, (vi) amended the fixed charge coverage ratio covenant to decrease the minimum fixed charge coverage ratio on a quarterly basis beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2021 and (vii) reset the call protection on the Term Loan A Facility.

On September 27, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 3 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 3”) and that certain Amendment No. 4. to the Financing Agreement (the “TCW Amendment No. 4”).  The PNC Amendment No. 3, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the Company’s previously announced closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2,300, (b) with respect to write-offs of accounts receivable, $1,623, and (c) with respect to write-offs of Inventory (as defined in the Amended and Restated Revolving Credit and Security Agreement), $1,607, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Amended and Restated Revolving Credit and Security Agreement) to or in SMTC Electronics Dongguan Company Limited, a limited liability company organized under the laws of China (“SMTC Dongguan”), solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the PNC Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2,300 during the term of the Amended and Restated Revolving Credit and Security Agreement, (c) the Borrowers (as defined in the Amended and Restated Revolving Credit and Security Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.  The TCW Amendment No. 4, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2,300, (b) with respect to write-offs of accounts receivable, $1,623, and (c) with respect to write-offs of Inventory (as defined in the Financing Agreement), $1,607, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Financing Agreement) to or in SMTC Dongguan solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the Financing Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2,300 during the term of the Financing Agreement and (c) the Borrowers (as defined in the Financing Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company is in compliance with the financial covenants included in the Credit Facilities as at September 29, 2019. Management projects compliance with the financial covenants included in the Credit Facilities.

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

Rights Offering and Registered Direct Offering

In June 2019, the Company completed its (i) offering of subscription rights (the “Rights Offering”) to the Company’s stockholders and holders of the Company’s outstanding warrants as of the close of business on May 24, 2019, which was fully subscribed for the maximum offering amount of $9.1 million and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of the Company’s common stock directly to certain investors, resulting in net proceeds to the Company of approximately $14.0 million, after deducting the offering expenses and fees payable the Company. The proceeds of the Offerings were used, in part, to repay the Term Loan B Facility in full as at July 3, 2019.

Off Balance Sheet Arrangements

As of September 29, 2019, the Company had no material off balance sheet arrangements as defined by the rules of the SEC.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows money under the PNC Facility. The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under the Financing Agreement. The Term Loan A Facility matures on November 8, 2023. The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. In July 2019, the Company paid the Term Loan B Facility in full. The impact of a 10% change in interest rates would have a material impact on our reported earnings.

10% increase in interest rate (million)	$0.7
10% decrease in interest rate (million)	$(0.7)

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

 Liquidity Risk

  There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at September 29, 2019, the Company’s liquidity was comprised of $0.6 million in cash on hand and $21.4 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million of which $21.4 million of funds were available as at September 29, 2019 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

  On July 3, 2019, the Company used the net proceeds from the Rights Offering to repay the $12.0 million of borrowings outstanding under its Term Loan B Facility.

Fair Value Measurement

  The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments are comprised of the following:

	As at September, 2019		As at December 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$601	$601	$1,601	$1,601

Level 2
Revolving credit facility	34,840	34,840	25,020	25,020
Current and long term debt	35,404	39,375	57,407	62,000
Warrant liability	1,090	1,090	2,009	2,009

Level 3
Contingent consideration	—	—	3,050	3,050

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective during and as at September 29, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

There are no other material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 30, 2018.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

Item 6 Exhibits

 EXHIBIT INDEX

10.1

 Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement, by and among SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders, dated August 8, 2019 (1).

10.2

Amendment No. 3 to Financing Agreement, by and among SMTC Corporation, the borrowers party thereto, each other loan party thereto, the lenders party thereto, TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as collateral agent for the lenders, dated August 8, 2019 (2).

10.3

Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement, by and among SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders, dated September 27, 2019 (3).

10.4

Amendment No. 4 to Financing Agreement, by and among SMTC Corporation, the borrowers party thereto, each other loan party thereto, the lenders party thereto, TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as collateral agent for the lenders, dated September 27, 2019 (4).

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.
31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.
32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.
32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2019.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith

**Furnished herewith

(1)  Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.

(2)  Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.

(3)  Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.

(4)  Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.

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
Date: November 12, 2019