Form 10-K
period 2019-12-29
SMTC CORP
filed 2020-03-13
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

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

L3R 4G8

(Zip Code)

Registrant’s telephone number, including area code: 905-479-1810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SMTX	The Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $76.9 million on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value of the registrants common stock is based upon the closing price of the common stock as reported on The Nasdaq Global Market on June 28, 2019 (the last trading day of the registrant’s most recently completed second fiscal quarter).

As of March 13, 2020, the registrant had 28,195,300 shares of common stock, par value $0.01 per share outstanding.

Documents Incorporated By Reference: None.

 TABLE OF CONTENTS

Annual Report on Form 10-K for the fiscal year ended December 29, 2019

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

This Form 10-K and other communications made by us contain forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K regarding, among other things, our cessation of manufacturing operations in China, the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in this Form 10-K. Statements using words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language are considered forward looking statements under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business. You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Form 10-K. Except as required by applicable law, we undertake no intention or obligation to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.	Business

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). At the end of 2019, we operated more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases. Our focus on delivering best-in-class services has been recognized and we have received Frost & Sullivan Awards for Product Quality, Growth Leadership & Customer Value Leadership Awards in May 2019.

During the fourth quarter of 2019 we ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites. Customer concerns about uncertainties relating to the prolonged impact of tariffs and macro-economic factors caused a number of our customers to begin to re-evaluate demand for some of their products and reconsider where they outsource their manufacturing. Revenues attributable to production from SMTC’s manufacturing operations in China declined in 2019 as compared to 2018, but more significant declines were anticipated in 2020 which would have resulted in negative operating margins from our China site. This ultimately resulted in the decision to close the manufacturing facility.

We offer fully integrated contract manufacturing services to global original equipment manufacturer (“OEMs”), technology companies, Defense Prime Contractors, the U.S. Department of Defense (“DoD”), and various U.S. government agencies. We are focused on seven market sectors:

●	Avionics, aerospace and defense;
●	Industrial, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

We have customer relationships with industry leading OEMs, Defense Prime Contractors, the DoD, and various other U.S. government agencies. We developed these relationships by capitalizing on the continuing trend of OEMs outsourcing non-core manufacturing services to consolidate their supplier base and forming long-term strategic partnerships with select high-quality EMS providers. We work closely with, and are highly responsive to, our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the expansion of our share of business with existing customers, participating in the growth of existing customers, the addition of new high-quality customers, and from time-to-time, through strategic acquisitions, such as our acquisition of MC Assembly Holdings, Inc. (“MCA”), a privately held EMS provider based in Melbourne, Florida, in November 2018 (the “MCA Acquisition”). In connection with the MCA Acquisition, we expanded our operations to include locations in Melbourne, Florida, Billerica, Massachusetts, and Zacatecas, Mexico. Our Melbourne, Florida operation provides comprehensive electronic manufacturing services with a focus on delivering product to our customer base in the most cost-efficient manner. Our Billerica, Massachusetts operation has the same competencies as our operation in Florida, but on a smaller scale. An ISO 9001/2008 2015 approved quality system allows for strict controls and process discipline on our manufacturing floor. Our Zacatecas, Mexico operation is a ‘Copy-Exact’ facility of our Melbourne, Florida operation, which functions within the guidelines of ISO-9001:2008 2015 and ISO-13485:2016 Quality System and provides similar manufacturing as our U.S.-based operations with the advantage of the lower cost of labor.

We believe that one of the fundamental benefits we offer is our strategic approach in working with customers. This approach involves gaining insight into their business and bringing innovative solutions to enhance their competitiveness, time to market and profitability. We seek to lower total cost of ownership, improve product quality and reliability, accelerate new products to market, improve service and DOF,, reduce working capital requirements and capital expenditures, all of which results in improvement of our customers’ overall margins and end customer satisfaction.

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

By outsourcing manufacturing, OEMs can take advantage of the technology and manufacturing expertise of EMS companies and focus on their core business, while leveraging the manufacturing efficiency of and capital investment made by EMS providers. OEMs use EMS providers to enhance their competitive position by:

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

•

Shift from a Fixed to Variable Cost Model.    Through outsourcing, OEMs are able to shed substantial fixed costs of manufacturing and take advantage of EMS providers’ efficient facilities, resulting in a highly variable and more efficient cost structure.

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

We offer three vertically-integrated manufacturing streams: enclosures and precision metal fabrication products; PCBA products; and larger-scale systems. For each of these streams, we provide a broad range of end-to-end manufacturing services, from assembly, test, integration and box-build through to system level test, CTO, BTO and DOF. These core services are complemented with cable assembly, interconnect and value engineering services. Our three manufacturing streams are vertically integrated to better control quality, lead times and inventory risk and to avoid lost margin that can occur when these services are provided by loosely connected entities. Our customers benefit from lower costs, better quality, and shorter lead times.

Our vertically-integrated manufacturing services include:

New Product Introduction Services. In 2019, we added a new capability to our Billerica, Massachusetts, United States location that provides our customers with world-class 'Quick-turn' manufacturing. This new capability is designed to enable an accelerated launch timetable for our customers’ products with the flexibility to scale into a low-cost geography that is available from other SMTC sites.

PCBA Services.    We provide advanced product assembly and system level integration and test services combined with advanced manufacturing equipment and processes. Our flexible environment allows us to support low-medium and high-mix and volume manufacturing requirements as well as to deliver a final product directly to the end customer.

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

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically-integrated manufacturing services, our Global Procurement Group (“GPG”) plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our GPG has expertise that includes outsourcing based on market conditions and demand management criteria established with the customer, building flexibility into the supply chain network, designing a supply chain specific to individual customer needs, and having the ability to proactively plan. A key element of our business is to work closely with our customers to anticipate and/or react to changing market conditions, For example, in 2018 we worked with our customers and key partners and implemented a number of initiatives to manage the risks associated with the industry’s then component shortages as well as new tariffs. These initiatives included a new supply chain center in Phoenix, Arizona opened in 2018, the expanded use of lean manufacturing kan-ban programs, upgraded quoting-tools, tailor-made customer-specific action plans, new agreements with Tier-1 distributors, and extensive investments in safety stock programs. Our GPG is responsible for all aspects of our supply network. Our GPG, led by personnel that have gained experience with large organizations where they have developed key relationships, works together with our customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, our supply chain team focuses on driving improved inventory turns, lowering excess and obsolete inventory risk and reducing overall costs to our customers.

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

Our Footprint

At the end of 2019, we operated more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States, and Mexico,, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as NPI services, to our global customers. During the fourth quarter of 2019 we ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites.

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

Executive Mindshare:    We fully engage with our customers on many levels—from operational and executive mindshare, to custom-tailored solutions as part of strategic partnership approach to doing business. Our senior management, each of whom has strong relationships with customers from their previous positions at larger companies, are armed with real-time operational metrics and quality data, and are accessible to and actively involved with our customers.

Strategic Fit:    Fit matters. Winning OEMs look for winning manufacturing partners. We mitigate the risk of outsourcing and seeks to deliver results and value.

Global Footprint:    At the end of 2019, we operated more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States, and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as NPI services, to our global customers. During the fourth quarter of 2019 we announced a decision to cease manufacturing in China and relocate the equipment used at our Chinese manufacturing facility to our other North American sites.

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

 Focus on Well Defined Customer Markets.    We focus on specific customer sectors (and within those sectors target a wide range of projects that offer higher value add) that align well with our capabilities:

●	Avionics, aerospace and defense;
●	Industrial, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

Customers with unique medium to high-mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for our capabilities. We continue to leverage our experience and established relationships in our existing market segments. Through the MCA acquisition, we have increased and expect to continue to expand our business in the avionics, aerospace and defense markets and have been able to further penetrate into the medical and safety market sectors. We target a wide range of projects in the sub-$5 million range that offer higher value add than larger projects typically targeted by Tier-1 EMS competitors.

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

Maintain a Competitive, Scalable Cost Structure.   We maintain a competitive cost structure that not only delivers highly competitive pricing to customers but is also both variable and scalable as market conditions dictate. We strive to improve profitability through tight cost containment measures, performance excellence, leveraging fixed costs and increased capacity utilization. The MCA Acquisition has enabled us to become a more efficient operator, including sourcing cost reductions, the elimination of certain redundancies in our corporate and shared services, and an increase in manufacturing capacity to better serve existing and new customers. The MCA Acquisition has also accelerated our entry into several new complex and highly regulated, attractive markets that present the opportunity for higher margins, including our entry into the avionics, aerospace and defense markets, and further allowed us to further penetrate into medical industries which we had targeted and previously received key industry certifications.

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

Our box build experience spans the past 20 years with all manufacturing sites supporting current customers in this level of outsourcing. Our integration and box build assembly services combine a wide range of subassemblies, including PCBAs, cables and harnesses, external housing (plastic and metal), monitors, battery boxes and connector blocks, power supplies, fan trays, backplanes and thermal controls. Integrated units are packaged, together with manuals, software, and peripherals. DOF and BTO are handled throughout the integration service, specific to the needs of our customers.

Our DOF and distribution operations help our customers reduce material storage, lower handling costs and achieve higher inventory turns. We also provide responsive, efficient and cost-effective configure to order and order fulfillment solutions. We align our processes with the customers’ operations, sales and distribution objectives to eliminate redundancies and associated costs.

We continue to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2019, we invested approximately $4 million primarily related to equipment expansion in North America to support our growing global customer base.

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

We achieved AS9100 accreditation at our Billerica, Massachusetts, Fremont, California and Melbourne, Florida facilities. We have also achieved ISO-13485 certification at all sites worldwide. ISO-13485 is an internationally recognized quality management system and standard for the manufacture of medical devices. Our Fremont, California and Chihuahua, Mexico locations are registered FDA facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations.

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. We have developed relationships and established a network of sales representatives that focus on specific territories in the U.S. The MCA acquisition in 2018 further expanded our network of marketing representatives and agencies. Our marketing and sales team work collaboratively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for customers.

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

Our largest customer and 10 largest customers represented 12.8% and 52.8%, 10.9% and 68.1%, and 11.9% and 72.5%, respectively, of our total revenue for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a relatively limited number of customers, we manufacture a relatively limited number of products for each of our customers. See “Item 1A. Risk Factors—Risks Related to our Business and Strategy—A majority of our revenue comes from a relatively small number of customers. If we lose any of these customers, our revenue could decline significantly.”

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

Visibility solutions are customized to support a range of requirements, including inventory visibility, master production schedule simulation, clear-to-build, available-to-promise, end-market demand steering, and service parts management. Kinaxis RapidResponse provides a single view of inventory across all of our facilities as well as a view of materials supply. Custom reports can be automatically emailed within our Company and to our customers on regular intervals. This inventory and supply base liabilities dashboard has proven to be a valuable tool for both our Company and our customers. Visibility solutions include intercompany processes and multi-node supply chains.

We have a global commodity manager in Kowloon, Hong Kong who serves to improve access to the broad base of component suppliers in the Asia region and provides us with competitive pricing. The Hong Kong office manages component sourcing to support our global operations.  During 2018, a supply chain center was opened in Phoenix, Arizona.  The Phoenix, Arizona location serves as an office for supply chain staff and other members of management. During the fourth quarter of 2019, various news reports have been published on the new Coronavirus, originating within China and considerations of the impact on the economy or more specifically those companies relying on China for supply chain and or having facilities located there. SMTC’s supply chain and its executive team are actively monitoring the Coronavirus and taking actions to mitigate the financial impact on the Company. This included identifying the key components sourced from China required for first quarter and second quarter 2020 demand and confirming commitments from suppliers of those components and changing lead times accordingly. Please see Our supply chain in China may be materially adversely impacted due to the recent coronavirus outbreak outlined in the risk factors under Item1A below.

Our Suppliers

Kinaxis RapidResponse works hand-in-hand with custom electronical data interchange (“EDI”), business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through EDI programs, we have an ongoing view into supplier on-hand inventories and are able to more effectively plan factory capacities and provide customer delivery commitments.

With our web-based collaborative planning systems, our customers’ needs are integrated with our suppliers in a more efficient and cost-effective manner than is achievable through traditional EDI. We believe our volume of procurement enhances our ability to obtain better pricing, influence component packaging and design and obtain supply of components in constrained markets.

We generally order materials and components under our agreements with customers only to the extent necessary to satisfy existing customer orders or forecasts. We have implemented specific inventory management strategies with certain suppliers via vendor managed inventory programs into our supply chain programs. Fluctuations in material costs typically are passed through to customers. We may agree, upon request from our customers, to temporarily delay shipments, which causes a corresponding delay in our shipments and an increase in inventory, which impacts our working capital management. Ultimately, however, our customers generally are responsible for all materials purchased and goods manufactured on their behalf.

Our Customers

We are a distinctive mid-tier EMS provider, supporting customers in the following market sectors:

●	Avionics, aerospace and defense;
●	Industrial, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

Revenue in 2019 was attributed to the following industry sectors: 31.8% from test and measurement, 20.8% from industrial, power and clean technology, 12.4% from retail and payment systems, 12.2% from medical and safety, 10.0% from telecom, networking and communications, , 6.6% from avionics, aerospace and defense, and 6.2% from semiconductors.

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

Mid-size/Tier 2: Usually focused in one region such as North America, Europe or Asia, with facilities in that region supported by additional facilities in low-cost regions. Mid-sized CMs generally have annual revenues of up to $2.0 billion. This includes Key Tronic Corp.

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

Environmental and Social Commitment

Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we live and operate. Our commitment to this responsibility includes compliance to the European Directives: Waste Electronic and Electrical Equipment, Restriction of Hazardous Substances, as well as assisting customers with conflict minerals and complying with the human trafficking resolutions passed in the California Transparency in Supply Chains Act of 2010. Our commitment goes beyond merely compliance. For example, our MCA Acquisition reduced its annual water consumption by more than 74 percent by investing in the implementation of a Closed Loop Process Water Recycling System at our Melbourne manufacturing facility.

Our Structure and Our History

We were established in Toronto, Canada in 1985. We are a Delaware Corporation incorporated in July 1998. Our present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount Technology Centre Inc., an Ontario, Canada corporation (“Surface Mount”) and HTM Holdings Inc., a Delaware corporation (“HTM”). Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Inc. , a privately held electronics manufacturing services provider. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established. Our SMTC Electronics (Suzhou) Company Limited, China facility was closed in accordance with the restructuring plan as announced on May 15, 2017. The closure of the SMTC Electronics (Suzhou) Company Limited, China facility was substantially completed by the end of 2017. In November 2018 we also acquired MCA, a privately held electronics manufacturing services provider. During the fourth quarter of 2019 we announced a decision to cease manufacturing at SMTC Electronics Dongguan Company Limited and relocate the equipment used at our Chinese manufacturing facility to our other North American sites. The closure of the SMTC Electronics Dongguan Company Limited, China facility is expected to be substantially completed by the end of the first quarter of 2020.

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

Order Backlog

Our order backlog is typically a combination of purchase orders and forecasts. Our customers typically provide purchase orders for delivery of products due within 30 to 90 days. We are also provided additional demand beyond 90 days to drive material demand and perform resources and capacity planning. Furthermore, backlog as of a particular date is affected by a number of other factors, including manufacturing schedules and the timing of product shipments. Backlog also is affected by the timing of customers’ orders and product availability. Due to these factors and business model differences around the globe and since additional orders may be added, or orders rescheduled or cancelled, we do not believe that the order backlog of expected product sales covered only by purchase orders is a meaningful measure of future sales and we believe backlog is an imprecise indicator of future revenues that may be achieved in a fiscal period and cannot be relied upon.

Employees

As of December 29, 2019, we had 2,805 employees of which 2,546 were full time and contract employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we are able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of December 29, 2019, our only unionized employees were at our Chihuahua, Mexico facility, representing approximately 37% of our Mexican labor force. We have never experienced a work stoppage or strike and believe we have good employee relations.

Additional Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and on our corporate website address at www.smtc.com. We make such filings available through our corporate website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reference to our website is for informational purposes only and the information contained in, or that can be accessed through, our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A majority of our revenue comes from a relatively small number of customers. If we lose any of these customers, our revenue could decline significantly.

We operate in a highly competitive and dynamic marketplace in which current and prospective customers often seek to lower their costs through a competitive bidding process among EMS providers. This creates an opportunity to increase revenue to the extent we are successful in the bidding process, but there is also the potential for revenue to significantly decline to the extent we are unsuccessful in the competitive bidding process. Furthermore, even if we are successful, there is the potential for our margins to decrease if we are required to lower our prices in order to win such bids.

Our largest customer and 10 largest customers represented 12.8% and 52.8%, 10.9% and 68.1%, and 11.9% and 72.5%, respectively, of our total revenue for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a relatively limited number of customers, we manufacture a relatively limited number of products for each of our customers. If we lose any of our largest customers (as we have in the past from time to time), experience a significant reduction in sales to any such customers or no longer manufacture a particular product line for one of our largest customers, we would experience a significant reduction in our revenue. Further, we make no assurance that our largest customers will continue to have us manufacture their products from us at current or historical levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, typically require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used. See also “Our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands could harm our business.” In addition, because of the concentration in our customer base, we have significant amounts of trade accounts receivable from some of our customers and the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease our revenue significantly. A reduction in revenue could decrease our profitability, cash flow and adversely affect our business, financial condition and results of operations.

Furthermore, the success of our business depends, in part, on the continued growth and financial stability of our customers, including, in particular, our largest customers. Adverse changes in the end markets these customers serve could reduce demand from our customers in those markets and/or cause customers in such end markets to be more price sensitive, which could cause us to lose sales or require us to lower prices and thereby suffer a decrease in our margins. Further, mergers, acquisitions, restructuring or other consolidations among our customers, or their end customers, could intensify our customer concentration or reduce total demand as the combined entities reevaluate their business and consolidate their suppliers, which could materially and adversely affect our business. In the event of consolidation among our customers, depending on which of the entities involved in the consolidation controls the combined company’s supply chain function following the consolidation, we may not be retained as a preferred or approved manufacturer. In addition, product duplication could result in the termination of a product line that we currently manufacture. While there is also the potential to increase our sales to the combined customer, our revenues could decrease if we are not retained as a continuing supplier. Even if we are retained as a supplier, we may face the risk of increased pricing pressure from the combined customer because of its increased market share and purchasing power.

As a manufacturer, we are particularly exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our revenues could experience significant declines in the future. If general economic conditions deteriorate, including the onset of a global economic recession, other uncertainty in the global economy such as unstable global financial and credit markets or increased inflation and tariffs, we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the current uncertainty surrounding the economy and our ability to predict the effect such conditions will have on its customers, we cannot predict the scope or magnitude of the negative effect that any economic slowdown may have on our business. Further, economic and financial market conditions that adversely affect our customers may cause them to terminate or delay existing purchase orders or to reduce the volume of products they purchase from us in the future. We may have significant accounts receivable outstanding from customers, including our largest customers, that operate in cyclical industries and under leveraged conditions, which could impair their ability to pay amounts owed to us on a timely basis. Our failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition. See “—A majority of our revenue comes from a relatively small number of customers. If we lose any of these customers, our revenue could decline significantly.”

Similarly, adverse changes in credit terms extended to us by our suppliers, such as shortening the required payment period for outstanding accounts payable or reducing the maximum amount of trade credit extended to us, could negatively and significantly affect our liquidity and thereby have a material adverse effect on our results of operations and financial condition.

If we are unable to successfully anticipate changing economic and financial market conditions, we may be unable to effectively plan for, and respond to, those changes, which could have a material adverse effect on our business, operating results and financial condition.

Our supply chain in China may be materially adversely impacted due to the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus began to impact the population of Wuhan, China. We rely upon the facilities of our suppliers in China to support our business as well as to export components throughout the world. As of December 29, 2019, we sourced components from approximately 137 suppliers located throughout China and approximately 40% of the components in our global supply chain were sourced from our suppliers in China during the year ended December 29, 2019. The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of the country. As a result of the coronavirus and the measures designed to contain the spread of the virus, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Any reduction in production capacity or supply capacity at factories in China may reduce or even halt the supply of finished goods and necessary components for many of our customers’ products, which could result in product shortages and an increase in our inventory of unfinished products. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines, and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain in China and globally could have a material adverse effect on our results of operations and cash flows. See “-We depend on a limited number of suppliers for components that are critical to our manufacturing processes and shortages or price fluctuations of component parts specified by our customers could delay product shipment and affect our profitability.” The coronavirus outbreak could also delay our release or delivery of our or our customers’ new or product offerings or require us or our customers to make unexpected changes to such offerings, which may materially adversely affect our business and operating results.  Our operating results could also continue to be adversely affected to the extent that the coronavirus outbreak harms the Chinese economy in general. In addition, the coronavirus outbreak could evolve into a worldwide health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and our customers’ products and materially adversely affect our business, operating results, and financial condition.

We are exposed to fluctuations in currencies against the U.S. dollar, which could have a material adverse effect on our business and financial results.

As a global company, we have significant costs, primarily payroll denominated in currencies other than the U.S. dollar. Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Asian payroll, Euro based component purchases and other various expenses are denominated in local currencies. A decrease in the value of foreign currencies relative to the U.S. dollar could result in lower revenues, product price pressures, and increased losses from currency exchange rates. As a result, we may enter into forward foreign exchange contracts to reduce our exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. We have decided at this time not to hedge exposure due to foreign exchange currency related to EURO components purchases or Asian payroll. To the extent we are not able to effectively manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

Our industry is very competitive and we may not be successful if we fail to compete effectively.

The EMS industry is highly competitive. We compete against numerous large domestic and foreign EMS providers but consider our peer group and direct competitors to be IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., and Sypris Solutions Inc. We may in the future encounter competition from additional large electronics manufacturers that are selling, or may begin to sell, electronics manufacturing services. Some of our competitors have substantially greater manufacturing, financial, research and development and marketing resources and lower cost structures than us. We also face competition from the manufacturing operations of current and potential customers, which are continually evaluating the merits of manufacturing products internally compared to the advantages of using external manufacturers such as us.

Furthermore, larger EMS providers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location may operate more efficiently than us. As a result, other EMS providers with significant purchasing and marketing power may have a competitive advantage over us. Our manufacturing processes are generally not subject to meaningful proprietary protection, and companies with greater resources, financial or otherwise, or a greater market presence may enter our market or increase their competition with us. As a result, our competitors could copy our non-proprietary designs and processes after we have invested in development of products for customers, which could allow those competitors to offer customers lower prices on such products. We also expect that our competitors will continue to improve the performance of their current products or services, to reduce the prices of their products or services and to introduce new products or services that may offer greater performance and lower prices. Any of the foregoing could cause our sales to decline, a decrease in our profit margin or a loss of market share.

In addition, increased pressure to limit U.S. defense spending and changes in the U.S. government procurement environment may limit certain future market opportunities for us. For example, the U.S. Department of Defense (the “DoD”) increasingly is committed to awarding contracts through competitive bidding and relying on competitive contract award types. See “—Our financial results depend, in part, on our ability to perform on our U.S. government contracts, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.”

If we are unable to continue to compete successfully against our current or future competitors in our core markets, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity.

We experience variability in our operating results, which could increase the volatility of the price of our common stock.

Our annual and quarterly results have fluctuated in the past. The reasons for these fluctuations may similarly impact our business in the future. You should not rely solely on our results of operations in any past period to indicate what our results will be for any future period. Our operating results may fluctuate in the future as a result of many factors, including, but not limited to:

•	variations in the timing and volume of customer orders relative to our manufacturing capacity;
•	introduction and market acceptance of our customers’ new products;
•	changes in demand or market acceptance for our customers’ existing or new products;
•	the accuracy of our customers’ forecasts of future production requirements;
•	changes in customers and customer or product attrition;
•	effectiveness in managing our manufacturing processes, inventory levels and costs;
•	our level of experience in manufacturing a particular product;
•	changes in competitive and economic conditions generally or in our customers’ end markets;
•	price competition;
•	natural disasters that may impede our operations, the operation of our customers’ business, or availability of manufacturing inputs from our suppliers;
•	failure or external breach of our information technology systems;
•	willingness of suppliers to supply the Company on normal credit terms; and
•	changes in the cost, or availability, of components or skilled labor.

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the demand of our customers. Sometimes anticipated orders from customers have failed to materialize and, at times, delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, a reduction in customer demand may decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and supply chain function and adversely affected costs. See “—If we are unable to maintain satisfactory utilization rates at our manufacturing factories, our results of operations and financial condition would be adversely affected.”

The EMS industry is affected by the United States and global economies, both of which are influenced by world events. An economic slowdown, particularly in the industries we serve, may result in our customers reducing their forecasts or delaying orders. The demand for our services could weaken, which in turn could substantially influence our sales, capacity utilization, margins and financial results. Results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year. This could lead to results outside of analyst and investor expectations, which could increase volatility of our stock price.

Any of these factors or a combination of these factors could have an adverse impact on our business, financial condition and results of operations.

We are dependent upon the industry sectors we service, which produce electronic products that are technologically advanced with short life cycles, and our business could be negatively impacted by economic slowdowns in these sectors.

Most of our customers develop technologically advanced electronic products, which are characterized by intense competition, short product life cycles and significant fluctuations in product demand. In addition, these products are generally subject to rapid technological change and product obsolescence. If our customers are unable to create products that keep pace with the changing technological environment, their products could become obsolete and, in turn, the demand for our manufacturing services could significantly decline. Our success is largely dependent on the success achieved by our customers in developing and marketing their products. Furthermore, the electronics industry is subject to economic cycles and has, in the past, experienced downturns. A decline in the industry demand for these products would likely have an adverse impact on our business, financial condition and results of operations.

We make no assurance that our customers will continue to buy products from us at current levels, that we will retain any or all of our existing customers or that we will be able to form new relationships with customers upon the loss of one or more of our existing customers in this market. Any material reduction in sales, consolidation or slowdowns in the industry sectors we service could have a negative impact on our business and financial results.

Consolidation in the industry sectors in which we operate in may adversely affect our business by increasing customer buying power or increasing competition.

Consolidation in the industry sectors in which we operate among our competitors, our customers, or both, may strengthen existing, large electronics companies or result in the formation of new large electronics companies. The significant buying and market power of these companies may increase competitive pressures on us, which could negatively impact our margins. In addition, if any of our large customers are acquired or merged, we may lose that customer’s business, which would cause our sales to decline and would likely have a material adverse impact on our business, financial condition and results of operations.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes and shortages or price fluctuations of component parts specified by our customers could delay product shipment and affect our profitability.

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

We may encounter difficulties with acquisitions, including the risks associated with the integration of acquired businesses, such as MC Assembly, and divestitures, which could harm our business.

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

To integrate acquired businesses, such as MCA, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration of acquired businesses may require that we incur significant restructuring charges.

Uncertainty about integrations, such as MCA, may affect the relationship between us and our employees, clients and suppliers, which may have an adverse effect on our business, financial condition and results of operations. These uncertainties may cause clients, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.

In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Our current and prospective employees may experience uncertainty about their roles following integrations, such as MCA, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration.

Acquisitions involve numerous other risks and challenges, including:

●	diversion of management's attention from the normal operation of our business;
●	difficulties in achieving target cost synergies of the new combined company;
●	failure to implement our business plan for the combined business;
●	potential loss of key employees and customers of the acquired companies;
●	difficulties managing and integrating operations in geographically dispersed locations;
●	the potential for deficiencies in internal controls at acquired companies;
●	increases in our expenses and working capital requirements, which reduce our return on invested capital;
●	lack of experience operating in the geographic market or industry sector of the acquired business;
●	cybersecurity and compliance related issues;
●	initial dependence on unfamiliar supply chain or relatively small supply chain partners; and
●	exposure to unanticipated liabilities of acquired companies.

Furthermore, we may not be able to maintain the levels of revenue, earnings or operating efficiency that each of us and the acquired business had achieved or might achieve separately. The markets in which the acquired business operates may not experience the growth rates expected and any economic downturn affecting those markets could negatively impact such business. If the acquired business or the markets in which it operates deteriorate, the potential cost savings, growth opportunities and other synergies of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition, results of operations and cash flows may be negatively impacted.

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

The market for our services is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to hire and retain qualified engineering and technical personnel, maintain and enhance our technological capabilities, to develop and market manufacturing services that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the EMS industry could encounter competition from new or revised technologies in the future that render existing technology less competitive or obsolete or that reduce the demand for our services. We may not be able to effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment may require us to make significant capital investments. We may not be able to access capital for these purposes in the future and investments in new technologies may not result in commercially viable technological processes.

Disruptions to our information technology systems, including cyber security incidents, losses of data or outages, could have a material adverse effect on our business, operations and financial results.

We rely on information technology networks and systems to process, transmit and store information related to our business. In particular, we depend on our information technology systems for a variety of functions, including, but not limited to, financial reporting, inventory management, procurement, invoicing and email. We also have access to, and we create and store, sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees. Any of the foregoing may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, attacks by hackers or breaches due to employee error, malfeasance or other disruptions, and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins and similar disruptions. Such events could make it difficult to manufacture or deliver products to our customers due to our reliance on our systems in the day to day operations of our business. While we maintain security and back-up procedures to business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions. Any security breaches could compromise our networks and the information stored on them could be improperly accessed, disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and the services we provide to customers, damage our reputation or our relationships with our customers or result in legal claims or proceedings, any of which could adversely affect our business, financial condition, revenues and competitive position.

If the products we manufacture are defective, demand for our services may decline and we may be exposed to product liability and product warranty claims.

Defects in the products we manufacture, whether caused by, among other things, a design, engineering, manufacturing or component failure or deficiencies in our manufacturing processes, could result in product or component failures, which may damage our business reputation and expose us to product liability or product warranty claims.

If a product or component we manufacture is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant expenditures to resolve any potential claims resulting from such damages or defects. In addition, any such claim could hurt our reputation or position in the marketplace, which could result in the loss of existing customers or affect our ability to attract new customers. A successful product liability or product warranty claim against us could have a material adverse effect on our business, financial condition and results of operations.

Although, generally, liability for these claims in our contracts rest with our customers, our customers may or may not have the resources to satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility or they may be otherwise unwilling or unable to assume responsibility.

We depend on our key personnel and skilled employees and our business could suffer if we are unable to attract and retain key personnel and skilled employees.

Our business depends, in part, on our ability to continue to recruit, train and retain skilled employees, particularly executive management, engineering and sales personnel. Recruiting personnel in our industry is highly competitive. Our ability to successfully implement our business plan depends in part on our ability to attract and retain management and existing employees. There can be no assurance that we will be able to attract and retain, now or in the future, executive officers and other key personnel. In addition, if we receive a significant volume of new orders at any one time, we may have difficulty recruiting skilled workers to respond to such orders and accordingly may experience delays that could adversely affect our ability to meet customers’ delivery schedules, which may impact those customers’ decisions to place future orders with us.

Risks particular to our international manufacturing operations and our operations as a global company could each adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;
•	longer payment cycles relative to the U.S. and greater difficulty in collecting amounts receivable;
•	reduced credit and payment terms with vendors;
•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	political and economic instability;
•	terrorism or war, which can interrupt commerce;
•	increases in duties, trade restrictions, tariffs, import and export controls, taxation and other non-tariff barriers such as quotas and local content rules;
•	delays associated with the manufacture, transportation and delivery of products;
•	increased transportation costs due to distance, energy prices, or other factors
•	delays in the transportation and delivery of goods due to increased security concerns;
•	restrictions and potential penalties due to privacy laws, on the handling and transfer of consumer and other personal information;
•

potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws;

•	expropriation and nationalization;
•	difficulties in managing foreign operations effectively and efficiently from the U.S.;
•	changes in international trade agreements and governmental policies and regulations;
•	imposition of restrictions on currency conversion or the transfer of funds; and
•	increased accounting and internal control costs.

In fiscal years 2019, 2018 and 2017, 68.4%, 84.4% and 84.9%, respectively, of our revenue was earned from products that we manufactured internationally (outside of the U.S.). As of the end of fiscal years 2019 and 2018, 47.1% and 46.9%, respectively, of our total consolidated assets were located internationally (outside of the U.S.). Changes to laws, regulations or trade agreements in relation to Mexico could have an adverse impact on our business, financial condition and results of operations.

In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. We make no assurance that there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations.

Finally, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries and a materially negative effect on our brand and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.

We are subject to a variety of governmental regulations related to the environment, health and safety and defense and our failure to comply with such current and future governmental regulations could have a material adverse affect on our business, financial condition and results of operations.

As a result of our use of metals and other hazardous materials in our manufacturing processes, our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. In addition, we are subject to a variety of U.S. government regulations related to the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to employee occupational health and safety. To date, the cost to us of such compliance has not had a material impact on our business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes within and outside of our control. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are, or become, contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition, we may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages, including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having an adverse effect on our operations. In addition, environmental laws could also become more stringent over time, which would impose greater compliance costs and increase the risks and penalties associated with any violation, which could have an adverse effect on our business, financial condition and results of operations. We also cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted. Finally, any such current or future regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses to in order to attempt to comply with such regulations.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Our inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results. See “Our supply chain in China may be materially adversely impacted due to the recent coronavirus outbreak”, while our customers have not reduced or materially adjusted demand as a result of the Coronavirus outbreak, we have increased risk of servicing customer component demands with our supply chain in China, as a result of the Coronavirus outbreak.

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.

If we are unable to maintain satisfactory utilization rates at our manufacturing factories, our results of operations and financial condition would be adversely affected.

Given the high fixed costs of our operations, decreases in utilization rates at our manufacturing facilities could have a material adverse effect on our business. Accordingly, our ability to maintain or enhance our margins continues to depend, in part, on maintaining satisfactory utilization rates. In turn, our ability to maintain satisfactory utilization depends on the demand for our products, the volume of orders we receive, and our ability to offer products that meet our customers’ requirements at attractive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our high fixed overhead expenses, and we would be less likely to achieve our anticipated gross margins. Furthermore, if the forecasts and assumptions used to support the implied fair value of goodwill or recoverability of our long-lived assets including intangible assets change, we may incur significant impairment charges, which would adversely affect our results of operations and financial condition, as we have experienced.

In addition, we generally schedule our production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude that we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and terminate some of our employees. See “—We experience variability in our operating results, which could negatively impact the price of our shares.” Facility closures or employee terminations could result in our recording restructuring charges such as severance and other exit costs, and asset impairments. See “—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention. Also, we have incurred other substantial restructuring charges in the past and we may continue to in the future.”

Any restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention. Also, we have incurred other substantial restructuring charges in the past and we may continue to in the future.

In September 2019, we announced our plans to close our Chinese manufacturing operation when our current Dongguan, China facility lease expired in December 2019, and extended to February 2020 as approved by our Board of Directors. The closure of the Dongguan manufacturing facility is intended to reduce the labor force, which impacted approximately 137 employees at the Dongguan manufacturing facility. The closure of the Dongguan facility will reduce forecasted losses that would have otherwise been incurred in fiscal year 2020 as the Dongguan facility was not expected to be fully utilized. We expect the wind down and closure of the Dongguan facility will be substantially completed by the end of the first quarter of 2020, however there are still some continued deregistration and filing requirements to be made in 2020. Manufacturing of certain products previously manufactured at the Dongguan manufacturing facility were substantially transferred to our other manufacturing facilities.

As a result of the foregoing actions, we incurred corporate restructuring costs totaling approximately $5.0 million in 2019. These restructuring costs adversely impacted our results of operations during 2019. Additionally, the amount of the restructuring expenses we expect to incur in 2020, as well as our ability to achieve the anticipated benefits of our restructuring activities, are subject to assumptions and uncertainties. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 full-time equivalents ("FTEs”) in the United States, 8 FTEs in Canada and 630 FTEs and contract employees in Mexico. There is no assurance that we will successfully implement or fully realize the anticipated benefits of our restructuring activities. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected to a greater degree than we currently expect.

Finally, we have incurred other significant expenses related to restructuring of our operations in the past and may continue to in the future. We have incurred in the past, and may incur in the future, costs related to workforce reductions and facility closures. We may be required to record additional charges related to restructuring activities in the future, but cannot predict the timing or amount of such charges. Any such charges would reduce our earnings.

Our design and manufacturing processes and services may result in exposure to intellectual property infringement claims against our customers or us, which could harm our business.

Our design and manufacturing services offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not they have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all.

From time to time, we are involved in various legal proceedings, which could result in unexpected expenditures of time and resources.

In the past, we have been notified of claims relating to various matters including, among other things, intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Any litigation, even where a claim is without merit, could result in substantial costs, such as legal fees, and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial condition and results of operations. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Regardless of the subject matter, any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to evaluate for impairment periodically and when events or changes in circumstances indicate that the carrying value of property, plant and equipment, intangible assets and goodwill may not be recoverable. During 2017, we identified a triggering event related to property, plant and equipment in our U.S. segment asset group and recorded an impairment loss related to the U.S. segment of $1.0 million. In addition, during 2017, we recorded an impairment loss of $0.6 million related predominantly to machinery and equipment in our China segment. During 2019, we recorded an impairment loss of $0.2 million related to machinery and equipment in our China segment, which would not otherwise be transferred to our other manufacturing facilities. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

Tariffs imposed by the United States and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations.

Modifications of U.S. laws and policies governing foreign trade and investment (including trade agreements and tariffs, such as those tariffs imposed on specified imports from China) could adversely affect our supply chain, business and results of operations. For example, in September 2019, the U.S. imposed tariffs on more than $125 billion worth of imported goods from China. These tariffs have increased the costs of certain components sourced from China which increases the costs to our customers. The implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, which could thereby adversely affect our profitability if not accepted and paid by our customers.

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.

In fiscal years 2019 and 2018, U.S. government sales accounted for approximately 6.6% and 2.4% of our total revenues, respectively. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs with the DoD. The funding of our programs is subject to the overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

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

U.S. government contractors must comply with specific procurement regulations and other requirements including export-import control, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. These requirements impact our performance and compliance costs. In addition, the U.S. government has implemented, and may continue to implement, initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices which may negatively affect our results of operations, financial condition or liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

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

We are subject to extensive regulation and audit by the Defense Contract Audit Agency.

The accuracy and appropriateness of certain costs and expenses used to substantiate our direct and indirect costs for U.S. government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an arm of the DoD. Such audits and reviews could result in adjustments to our contract costs and profitability. However, we cannot ensure the outcome of any future audits and adjustments may be required to reduce net sales or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, we could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. government. Any such outcome could have a material adverse effect on our financial results.

We identified a material weakness in our internal control related to ineffective information technology general controls such that there is a reasonably possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis if these deficiencies are not remediated appropriately or timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We are also required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley. Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of this Form 10-K, during the fourth quarter of the fiscal year ended December 29, 2019, management identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of December 29, 2019.

We are implementing remedial measures and, while we make no assurance that our efforts will be successful, we plan to remediate the material weakness by mid-2020. These measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

We make no assurance that significant deficiencies or other material weaknesses in our internal control over financial reporting will not be identified in the future. The existence of a significant deficiency or additional material weakness could result in errors in our financial statements that could in turn result in a restatement of the consolidated financial statements, cause us to fail to meet our reporting obligations or cause lenders, suppliers, customers and investors to lose confidence in our reported financial information. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any combination of the above could lead to harmful effects on our business and a decline in our stock price. In addition, a material weakness, such as the one disclosed in Part II, Item 9A of this Form 10-K, could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. We also make no assurances that we will be able to remediate any future internal control deficiencies timely and in a cost effective manner. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we are unable to satisfactorily remediate future deficiencies or if we discover other deficiencies in our internal control over financial reporting, such deficiencies may lead to misstatements in our financial statements or otherwise negatively impact our business, financial results and reputation.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our indebtedness could adversely affect our financial health and severely limit our ability to plan for or respond to changes in our business.

We borrow money under an amended and restated revolving credit and security agreement, with PNC Bank, National Association (“PNC”), which governs the Company’s revolving credit facility (the “PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

We also borrow money under a financing agreement, the lenders from time to time party thereto, TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as collateral agent for the lenders govern a term loan A facility (the “Term A Loan Facility” and, together with the PNC Facility, the “Credit Facilities”) and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term Loan A Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest at LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurred before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019 and on or November 8, 2020 and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

At December 29, 2019 and December 30, 2018, $34.7 million and $25.0 million, respectively, was outstanding under the PNC Facility and was classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. As at December 29, 2019 and December 30, 2018, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $21.6 million and $14.0 million, respectively. The maximum amount of funds that could be available under the PNC Facility is $65.0 million. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. We are required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At December 29, 2019 $38.8 million was outstanding under the Term Loan A Facility, net of deferred financing fees of $2.3 million and a discount on debt of $1.5 million, related to outstanding warrants to purchase shares of our common stock. At December 30, 2018, $62.0 million, was outstanding under the Term Loan A and Term B Facility, net of deferred financing fees of $2.8 million, and a discount on debt of $1.8 million related to outstanding warrants to purchase shares of our common stock.

Our debt outstanding under the Credit Facilities could have adverse consequences for our business, including, among others:

•	we are more vulnerable to adverse general economic conditions;
•	we are required to dedicate a substantial portion of our cash flow from operations to repayment of debt, including interest limiting the availability of cash for other purposes;
•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•	we may have limited flexibility in planning for, or reacting to, changes in our business and industry;
•	we could be limited in our borrowing of additional funds and making strategic investments by restrictive covenants and the borrowing base formula in our credit arrangements; and
•	we may fail to comply with covenants under our Credit Facilities.

Although we were in compliance with the financial covenants included in the Credit Facilities as of December 29, 2019 we make no assurance that we will be in compliance with these covenants going forward. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us, accelerate the repayment of any outstanding borrowings or declare an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless we obtain a waiver from the applicable lender. We may not have sufficient assets to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lender. If we are unable to repay the indebtedness, the lender could initiate a bankruptcy proceeding or collection proceedings with respect to the assets which secure our indebtedness under the Credit Facilities.

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

We face significant restrictions on our ability to operate our business as a result of the covenant restrictions under our Credit Facilities.

The terms of our Credit Facilities generally restrict, among other things, our ability to incur additional indebtedness, complete acquisitions, make certain investments, pay dividends or make certain other restricted payments, consummate certain asset sales, make capital expenditures, enter into certain transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of our assets (other than in the ordinary course of business). The PNC Facility also has a borrowing base formula that limits our ability to borrow based on the characteristics, including geographic location of our accounts receivable and inventory. Substantially all of our assets and those of our subsidiaries are pledged as security under our Credit Facilities. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand the current or future downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors.

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

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations and may otherwise restrict our activities.

Our indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our Credit Facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our indebtedness could also:

●	increase our vulnerability to adverse general economic, industry or competitive developments;
●

require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

●	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
●	limit our ability to fund a change of control offer;
●	require us to sell certain assets;
●	restrict us from making strategic investments, including acquisitions or cause us to make non-strategic divestitures;
●	limit our flexibility in planning for, or reacting to, changes in market conditions, our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
●	increase our exposure to rising interest rates because our borrowings are at variable interest rates; and
●	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.

Furthermore, because our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

For more information about our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” of Part II of this Annual Report on Form 10-K and Note 6 to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Despite our current level of indebtedness, we may incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could increase the risks to our financial condition.

Although the agreements governing the Credit Facilities contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could increase. To the extent new debt is added to our current debt levels, the risks to our financial condition would increase.

While the agreements governing the Credit Facilities also contains restrictions on our ability to make loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

To service our significant indebtedness, we will require cash and we may not be able to generate sufficient cash flow from operations to satisfy these obligations or to refinance these obligations on acceptable terms, or at all.

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our debt and to fund working capital requirements, capital expenditures and research and development efforts will depend on, among other things, our ability to generate cash in the future, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control, and the future availability of borrowings under the PNC Facility, which depends on, among other things, our complying with the covenants in the agreements governing the Credit Facilities. Our historical financial results have been, and we expect our future financial results will be, subject to fluctuation based upon a wide variety of factors, many of which are not within our control including, among others, those described in this section. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our PNC Facility or otherwise, in an amount sufficient to fund our liquidity needs.

Unfavorable changes in any of the foregoing factors could harm our operating results and our ability to generate cash to service our debt obligations. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to complete those dispositions for fair market value or at all, and any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Also, certain of these actions would require the consent of our lenders. The terms of our financing agreements contain limitations on our ability to incur debt. See “—Risks Related to Ownership of our Common Stock—Sales of a significant number of shares of our common stock in the public markets, including sales by our directors and/or executive officers and/or the holders of our warrants upon the exercise of such warrants, or the perception that such sales could occur, could depress the market price of our common stock.”

Downgrades of our credit ratings could adversely affect us.

We can be adversely affected by downgrades of our credit ratings, which are a factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our customers and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the Credit Facilities may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. In November 2019 the FASB approved an Accounting Standards Update (ASU) to provide temporary, optional guidance to ease the reporting burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The Board expects to issue a final ASU in 2020. The guidance will address stakeholder operational challenges, help simplify the migration process away from reference rates such as LIBOR and reduce related costs. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including certain of our debt that is indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

RISKS RELATED TO TAX LOSS UTILIZATION AND TAX REGULATION

Our ability to recognize tax benefits on our existing U.S. net operating loss position may be limited.

We have generated substantial loss carryforwards and other tax assets for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in a rolling three-year period.

At our 2017 Annual Meeting of Stockholders, we ratified the extension of the SMTC Corporation Tax Benefits Preservation Plan, (the “Plan”) for an additional three year period, expiring on December 29, 2020 in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. We continue to have and utilize our net operating losses (“NOLs”) and intend to extend the Plan at our next Annual Meeting of Stockholders. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets or that Stockholders will vote to extend.

In the past, we have had historical net operating losses expire unutilized. If the Company continues to be unable to generate sufficient taxable income, these losses will continue to expire unutilized and we may not be able to recognize the tax benefits that could arise from such tax losses.

There may be adverse impact resulting from government tax reform on the Company's tax returns and consolidated financial statements.

The Company operates in various foreign jurisdictions and has substantial tax operating loss carryforwards. Accordingly, the Company expects that potential future tax reform could have substantial impact on the Company’s tax filings and consolidated financial statements related to its income tax expense (recovery) and deferred tax assets (liabilities) and corresponding disclosures.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our common stock price may be volatile or may decline regardless of our operating performance.

Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report Form 10-K, as well as the following:

●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
●	conditions that impact demand for our services;
●	future announcements concerning our business or our competitors’ businesses;
●	the public’s reaction to our press releases, other public announcements and filings with the SEC;
●	the size of our public float;
●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in laws or regulations which adversely affect our industry or us;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	changes in senior management or key personnel;
●	issuances or sales, or expected issuances or sales of our capital stock;
●	changes in our dividend policy;
●	adverse resolution of new or pending litigation against us; and
●

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, investors may suffer a loss on their investment.

Our principal stockholders exercise a considerable degree of control over our Company.

As of December 29, 2019, our executive officers, directors and entities affiliated with our five percent stockholders beneficially owned, in the aggregate, shares representing approximately 32% of our outstanding common stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, including sales by our directors or executive officers and/or the holders of our warrants upon the exercise of such warrants, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market, including sales by our directors or executive officers and/or the holders of our warrants upon the exercise of such warrants, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

We may require additional capital in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, the agreements governing our indebtedness impose restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

Finally, in the future, in addition to financings, we may issue additional shares of our common stock or other equity or debt securities convertible into common stock in connection with an acquisition, employee arrangements, or otherwise. Any such issuance could result in substantial dilution to our then-existing stockholders and could cause the price of our common stock to decline.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

Our amended and restated certificate of incorporation, amended and restated by-laws, and Delaware corporate law each contain provisions that could delay, defer, or prevent a change in control of us or changes in our management. The provisions include, among others:

●	advance notice requirements for stockholder proposals and nominations;
●	the inability of stockholders to act by written consent or to call special meetings;
●	the ability of our board of directors to make, alter or repeal our amended and restated by-laws;
●	prohibiting the use of cumulative voting for the election of directors; and
●	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law, to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any shareholder or group of shareholders who owns at least 15% of our common stock for three years following their becoming the owner of 15% of our common stock, which may discourage, delay, or prevent a change in control of us. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

If securities analysts do not publish research or reports about our Company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. If one or more analysts cease coverage of us, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our operations within approximately 555,000 square feet of building space after removing the Chang An (Dongguan), China location. During the fourth quarter of 2019 we announced a decision to cease manufacturing in China and relocate the equipment used at our Chinese manufacturing facility to our other North American sites. See “Item 1. Business.” We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures, and our Markham, Canada facility which serves as the principal executive office. Our operating facilities are as follows:

Location	Reportable Operating Segment	Approx. Square Footage	Leased/Owned
Fremont, California	U.S.	67,000	Leased
Chihuahua, Mexico	Mexico	216,000	Owned
Chang An (Dongguan), China (1)	China	150,000	Leased
Melbourne, Florida	U.S.	135,000	Leased
Billerica, Massachusetts	U.S.	58,000	Leased
Zacatecas, Mexico	Mexico	79,000	Leased

(1)

During the fourth quarter of 2019 we announced a decision to cease manufacturing at SMTC Electronics Dongguan Company Limited and relocate the equipment used at our Chinese manufacturing facility to our other North American sites. The closure of the SMTC Electronics Dongguan Company Limited, China facility is expected to be substantially completed by the end of the first quarter of 2020.

The principal executive office of SMTC is located at 7050 Woodbine Ave. Suite 300, Markham, Ontario, Canada L3R 4G8, which is a leased facility. The supply chain center located in Phoenix, Arizona is a leased facility.

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

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol “SMTX.”

Holders

As of March 13, 2020, there were approximately 96 holders of record of the Company’s common stock.

Dividends

The Company has never declared a cash dividend on its common stock. Our Board of Directors has no present intention to authorize the payment of dividends on our common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

 Stock Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the Nasdaq Composite Index and to a peer group chosen by the Company for 2019 (the “Peer Group”). The Peer Group is comprised of the following companies: IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., and Sypris Solutions Inc.

The total stockholder return assumes $100 invested on December 28, 2014 in SMTC’s common stock or December 28, 2014 in the Nasdaq Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total shareholder return assumes reinvestment of dividends without the payment of any commissions. We make no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

 Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated balance sheet, statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 31, 2018 to December 29, 2019 (“year ended December 29, 2019”), January 1, 2018 to December 30, 2018 (“year ended December 30, 2018”), January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”), and December 29, 2014 to January 3, 2016 (“year ended January 3, 2016”).

 Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with generally accepted principles in the United States of America (U.S. GAAP).

Consolidated Statements of Operations and Comprehensive Loss Data

(in USD millions):

	Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Revenue (a)	$372.5	$216.1	$139.2	$167.9	$220.6
Cost of sales	335.5	194.5	128.4	152.8	202.9

Gross profit	37.0	21.7	10.8	15.1	17.7

Selling, general and administrative expenses	27.0	18.1	14.0	14.0	15.9
Change in fair value of warrant liability	(0.3)	0.1	—	—	—
Change in fair value of contingent consideration	(3.1)	—	—	—	—
Impairment of property, plant and equipment	—	—	1.6	—	—
Restructuring charges (b)	8.0	0.2	1.7	0.2	—
(Gain) loss on disposal of property, plant and equipment	—	0.0	(0.1)	0.0	—
Operating earnings (loss)	5.4	3.3	(6.4)	0.9	1.8
Interest expense - net	10.6	3.1	0.9	0.8	1.2
Earnings (loss) before income taxes	(5.2)	0.2	(7.3)	0.1	0.6
Income tax expense - net	0.8	0.7	0.6	0.3	0.7

Net loss and comprehensive loss	$(6.0)	$(0.5)	$(7.9)	$(0.2)	$(0.1)

Basic loss per common share	$(0.23)	$(0.02)	$(0.47)	$(0.01)	$(0.00)

Diluted loss per common share	$(0.23)	$(0.02)	$(0.47)	$(0.01)	(0.00)

Weighted average number of shares outstanding
Basic	25.7	19.2	16.8	16.5	16.4
Diluted	25.7	19.2	16.8	16.5	16.4

(a)

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 on a modified retrospective basis effective January 1, 2018. See note 4 to the consolidated financial statements for the impact of adoption in the year of transition. The comparable periods do not reflect the impact of the adoption and therefore may not be comparable.

(b)

During 2019, restructuring charges of $5.0 million were incurred related to the closure of the Dongguan facility related to the reduction of 137 full time equivalents (“FTEs”) in China, including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 FTEs in U.S., 8 FTEs in Canada and 630 FTEs and contract employees in Mexico. During 2017, restructuring charges of $1.7 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility.

Consolidated Balance Sheet Data and Cash Flow Data:

(in USD millions)

	As at and for the Fiscal Years Ended

	December 29, 2019 (1)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Cash	$1.4	$1.6	$5.5	$8.5	$6.9
Working capital (2)	25.5	31.0	14.5	20.0	14.0
Total assets	213.5	221.2	69.9	69.0	82.0
Long-term debt and finance lease obligations	48.8	70.0	6.1	8.3	4.2
Shareholders’ equity	41.1	32.3	19.1	26.5	26.3
Capital expenditures	3.9	4.7	1.5	2.2	2.8
Cash flows provided (used in) by operating activities	5.1	(7.8)	(8.9)	6.9	10.9
Cash flows (used in) provided by financing activities	(1.4)	75.8	7.0	(3.2)	(6.7)
Cash flows used in investing activities	(3.9)	(72.0)	(1.1)	(1.3)	(3.5)

(1)

The Company adopted ASC Topic 842 on a modified retrospective basis effective December 31, 2018. See note 4 to the consolidated financial statements for the impact of adoption in the year of transition. The comparable periods do not reflect the impact of the adoption and therefore may not be comparable

(2)	Calculated as current assets minus current liabilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) in combination with the accompanying audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with U.S. GAAP included within this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business and the other non-historical statements contained herein, are forward-looking statements. You should also review the “Risk Factors” in Item 1A. of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

This MD&A contains discussion in thousands of U.S. dollars unless specifically stated otherwise.

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). At the end of 2019, we operated more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases. Our focus on delivering best-in-class services has been recognized and we have received Frost & Sullivan Awards for Product Quality, Growth Leadership & Customer Value Leadership Awards in May 2019.

During the fourth quarter of 2019 we announced a decision to cease manufacturing in China and relocate the equipment used at our Chinese manufacturing facility to our other North American sites. See “Item 1. Business.”

We are offer fully integrated contract manufacturing services to global OEMs, technology companies and governmental entities. We have redefined our market sectors from those previously reported. We are focused on seven market sectors:

●	Avionics, aerospace and defense
●	Industrial, power and clean technology
●	Medical and safety
●	Retail and payment systems
●	Semiconductors
●	Telecom, networking and communications
●	Test and measurement

Developments in the year ended December 29, 2019

Total revenue increased by $156.4 million or 72.4% in 2019 compared to 2018. With the acquisition of MC Assembly Holdings, Inc. (“MCA”) in November of 2018, we recognized incremental revenue of $143.4 million in 2019 over 2018.

Net loss increased to $6.0 million in 2019 from $0.4 million in 2018. This was due primarily to restructuring charges of $8.0 million incurred in 2019 in addition to amortization of intangible assets of $7.2 million, partially offset by change in fair value of contingent consideration resulting in a gain of $3.1 million. In the prior year, restructuring charges were limited to $0.2 million and amortization of intangible assets was $1.0 million.

Adjusted EBITDA increased to $24.8 million in 2019 from $10.2 million in 2018. Adjusted EBITDA as a percentage of revenue increased to 6.7% in 2019 compared to 4.7% in 2018. The improvement in Adjusted EBITDA, was primarily driven by the full year of results due to MCA, which represented a $12.5 million increase in EBITDA.  In addition, the increase in EBITDA was due to increased revenue and increased utilization at the manufacturing facilities.  For additional information and a reconciliation of Adjusted EBITDA, see “EBITDA and Adjusted EBITDA Reconciliation” below.

In September 2019, the Company announced it plans to close its Chinese manufacturing operation when its current Dongguan, China facility lease expires in December 2019 as approved by the Board of Directors. The closure of the Dongguan manufacturing facility is intended to reduce the labor force which is anticipated to impact approximately 137 employees at the Dongguan manufacturing facility. Impacted employees were notified in the last week of September 2019. The closure of the Dongguan manufacturing facility will reduce forecasted losses that would have otherwise been incurred in fiscal 2020 as the Dongguan manufacturing facility was not expected to be fully utilized. The wind down and closure of the Dongguan manufacturing facility is anticipated to be substantially completed by the end of the first quarter of 2020, however it is expected there will be some continued deregistration and filing requirements in 2020. Manufacturing by the Company of certain products previously manufactured at the Dongguan manufacturing facility will be transferred to the Company’s other manufacturing facilities.

During 2019, restructuring charges of $5.0 million were incurred related to the closure of the Dongguan facility related to the reduction of 137 full time equivalents (“FTEs”) in China, including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 FTEs in U.S., 8 FTEs in Canada and 630 FTEs and contract employees in Mexico.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the years presented:

	Fiscal Year ended December 29, 2019	Fiscal Year ended December 30, 2018	Fiscal Year ended December 31, 2017
Revenue	100.0%	100.0%	100.0%
Cost of sales	90.1	90.0	92.2
Gross profit	9.9	10.0	7.8
Selling, general and administrative expenses	7.3	8.4	10.1
Change in fair value of warrant liability	—	—	—
Change in fair value of contingent consideration	(0.8)	—	—
Impairment of property, plant and equipment	—	—	1.2
Restructuring charges	2.1	0.1	1.2
Gain on disposal of property, plant and equipment	—	—	(0.1)
Operating earnings (loss)	1.4	1.5	(4.6)
Interest expense	2.9	1.4	0.7
(Loss) earnings before income taxes	(1.5)	0.1	(5.3)
Income tax expense
Current	0.2	0.4	0.5
Deferred	(0.1)	—	(0.1)
	0.1	0.4	0.4
Net loss	(1.6)	(0.3)	(5.7)

Year ended December 29, 2019 compared to the year ended December 30, 2018

Revenue (in millions)

Industry Sector	Fiscal Year ended December 29, 2019		Fiscal Year ended December 30, 2018		Change
	$	%	$	%	$	%
Test and Measurement	118.6	31.8	45.8	21.2	72.8	159.0
Industrial, Power and Clean Technology	77.4	20.8	28.3	13.1	49.1	173.5
Retail and Payment Systems	46.1	12.4	41.6	19.3	4.5	10.8
Medical and safety	45.5	12.2	31.4	14.5	14.1	44.9
Telecom, Networking and Communications	37.2	10.0	37.4	17.3	(0.2)	(0.5)
Avionics, Aerospace and Defense	24.7	6.6	5.1	2.3	19.6	384.3
Semiconductors	23.0	6.2	26.5	12.3	(3.5)	(13.2)

Total	372.5	100	216.1	100	156.4	72.4

Total revenue increased by $156.4 million or 72.4% in 2019 compared to 2018. With the acquisition of MC Assembly Holdings, Inc. (“MCA”), we recognized incremental new customer revenue of $143.4 million in 2019 over 2018 in addition to volume increases with existing customers in the test and measurement, industrial, power and clean technology sectors.

Revenue in the test and measurement sector increased by $72.8 million year over year, due primarily to $66.2 million of incremental revenue represented from new customers with the MCA acquisition. In addition, revenue in the test and measurement sector increased $4.1 million mainly due to volume increases with two customers serviced in the U.S., offset by volume decreases with one customer serviced in Mexico. One new customer serviced in China accounted for $2.5 million of additional revenue.

Revenue in the retail and payment sector increased by $4.5 million year over year, due primarily to volume increases with one customer serviced in Mexico partially offset by volume decreases with another customer also serviced in Mexico.

Revenue in the telecom, networking and communications sector reduced by $0.2 million year over year, due primarily to reductions in revenue of $7.1 million mainly due to decreased volumes with four customers (three serviced in China, one serviced in Mexico). The reductions in China were primarily related to two customers, one of which experienced much higher demand in prior year when the product launched, while the second customer resulted in reduced volume due to declining end customer demand. This decrease was offset by $6.9 million of incremental new customer revenue represented from the MCA acquisition.

Revenue in the medical and safety sector increased by $14.1 million year over year, due primarily to incremental revenue represented from the MCA acquisition.

Revenue in the industrial, power and clean technology sector increased by $49.1 million year over year, due primarily to $35.3 million of incremental revenue represented from the MCA acquisition. In addition, revenue in the industrial, power and clean technology sector increased $13.8 million mainly due to increased volumes from one customer serviced in the U.S. which was a new customer in 2018 and had expanded business with SMTC in 2019.

Revenue in the semiconductors sector reduced by $3.5 million year over year, due primarily to reduced volumes due to reduced end customer demand from one customer serviced in Mexico.

Revenue in the avionics, aerospace and defense sector increased by $19.6 million year over year, due to incremental new customer revenue represented from the MCA acquisition.

During 2019, the Company recorded approximately $11.3 million of sales of raw materials inventory to customers, which carried limited margin, compared to $4.1 million in 2018. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order be changed, whether cancelled or pushing out the demand, the customer is generally contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from any particular customer typically vary from year to year. The Company’s ten largest customers represented 52.8% of revenue in 2019, compared to 68.1% in 2018. Revenue from our largest customer during 2019 was $47.7 million, representing 12.8% of revenue. This compared to revenue from our largest customer during 2018 of $23.5 million, representing 10.9% of revenue. No other customer represented more than 10% of revenue in either year.

In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated segment contribution margin) based on the geographic location of our operations, which in 2019 included Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 11 to our consolidated financial statements.

During 2019, 63.3% of our revenue was attributable to our operations in Mexico, 31.6% in the U.S and 5.1% in China. During 2018, 70.7% of our revenue was attributable to our operations in Mexico, 19.3% in the U.S. and 10.0% in China.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures: Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Net Income (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, provide additional understanding of past financial performance and future prospects, and allow us to provide transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

Net Loss and Adjusted Net Income Reconciliation:

Adjusted Net Income, a non-GAAP financial measure, is defined as Net Loss before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income, as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net loss with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of Net loss to Adjusted Net Income:

	Year ended December 29, 2019	Year ended December 30, 2018
Net loss	$(5,995)	$(448)
Add:

Amortization of intangible assets	7,188	1,065
Restructuring charges	7,955	172
Stock based compensation	776	407
Fair value adjustment of warrant liability	(279)	111
Fair value adjustment of contingent consideration	(3,050)	—
Merger and acquisitions related expenses	286	1,676
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	—	(353)
Adjusted Net Income	$6,881	$2,630

Net loss increased to $6.0 million in 2019 from $0.4 million in 2018. This was due primarily to restructuring charges of $8.0 million incurred in 2019 in addition to amortization of intangible assets of $7.2 million, partially offset by change in fair value of contingent consideration resulting in a gain of $3.1 million. In the prior year, restructuring charges were limited to $0.2 million and amortization of intangible assets was $1.0 million. When excluding these items, adjusted Net Income increased $4.3million in 2019 over the same period in the prior year, which is due to increased gross profit, partially offset by increased selling, general and administrative expenses.

Gross Profit

Gross profit increased to $37.0 million in 2019 from $21.7 million in 2018. Gross profit percentage was 9.9% in 2019 and 2018. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit percentage increased to 11.9% in 2019 from 10.3% in the prior year. This was due primarily to incremental gross profit of $17.3 million due to the acquisition of MCA in addition to improved product mix and cost reductions, primarily related to headcount.

Adjusted Gross Profit Reconciliation

Adjusted Gross Profit, a non-GAAP financial measure, is defined as gross profit exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and the amortization of intangible assets. Management presents adjusted gross profit as management considers gross profit exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance. We also believe adjusted gross profit provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Fiscal Year ended December 29, 2019	Fiscal Year ended December 30, 2018
Gross profit	$37,021	$21,661
Add (deduct):

Amortization of intangible assets	7,188	1,065
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	—	(353)
Adjusted gross profit	$44,209	$22,373

Adjusted gross profit percentage	11.9%	10.3%

The Company did not enter into forward foreign exchange contracts during the year. Historically the Company has used forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso expenditures. These contracts are effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts are recognized in earnings in the consolidated statement of operations and comprehensive loss. Included in cost of sales in 2019 and 2018 was a realized loss of $0.1 million. In 2019, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $NIL million was recorded compared to an unrealized gain of $0.4 million in 2018, which was included in cost of sales.

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

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands):

	Year ended December 29, 2019	Year ended December 30, 2018
Net loss	$(5,995)	$(448)
Reconciling items:

Depreciation of property, plant and equipment	6,548	3,791
Amortization of intangible assets	7,188	1,065
Interest	10,562	3,117
Income taxes	788	677
EBITDA	$19,091	$8,202

Additional reconciling items:

Restructuring charges	7,955	172
Stock based compensation	776	407
Fair value adjustment of warrant liability	(279)	111
Merger and acquisitions related expenses	286	1,676
Fair value adjustment of contingent consideration	(3,050)	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	—	(353)
Adjusted EBITDA	$24,779	$10,215

Adjusted EBITDA percentage	6.7%	4.7%

The improvement in Adjusted EBITDA was due primarily to the MCA Acquisition, which contributed $12.5 million of the increase in Adjusted EBITDA, which were not included in the results in the same period in the prior year. The additional increase was due to incremental margin, due to improved product mix and cost reductions, primarily related to head-count reductions.

  Selling, General & Administrative Expenses

Selling, general and administrative expenses increased to $27.0 million in 2019 from $18.2 million in 2018 was primarily due to the MCA Acquisition which represented an increase of $9.4 million over the same period in the prior year. However, selling, general and administrative expenses decreased to 7.3% of revenue in 2019 down from 8.4% of revenue in 2018. The selling, general and administrative expensed in 2019 included incremental professional service charges of $0.5 million related to internal control compliance. The 2018 selling, general and administrative expenses included additional charges of $1.3 million, pertaining to non-recurring expenses related to the MCA Acquisition.

Change in fair value of warrant liability

For the twelve months ended December 29, 2019 the Company recorded a $0.3 million gain as a result of the valuation of the 511,949 outstanding warrants issued to TCW. The fair value has been assessed at $3.38 per unit or $1.7 million as at December 29, 2019 which represented a reduction in the stock price from the prior valuation assessment at December 30, 2018. For the twelve months ended December 30, 2018 the Company recorded a $0.1 million loss as a result of the valuation of the 511,949 outstanding warrants issued to TCW.

Change in fair value of contingent consideration

During the first quarter of 2019, the fair value of the contingent consideration liability that was payable to the former owners of MC was determined to be $Nil resulting in the recognition of a gain of $3.1 million. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and related to a contingent earn-out payment associated with the MCA Acquisition. The fair value estimate under purchase accounting of the $3.1 million was derived from a multiple of earnings based on MCA’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on results, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

Restructuring Charges

During 2019, restructuring charges of $5.0 million were incurred related to the closure of the Dongguan facility related to the reduction of 137 full time equivalents (“FTEs”) in China, including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 FTEs in U.S., 8 FTEs in Canada and 630 FTEs and contract employees in Mexico.

Interest Expense

Interest expense increased to $10.6 million in 2019 compared to $3.1 million in 2018. The increase was the result of a full twelve month period of interest incurred on the debt to finance the MCA Acquisition, in addition to higher average interest rates compared to the same period in 2018, driven by the higher interest on the term debt utilized to finance the MCA Acquisition. The weighted average interest rates with respect to the debt on our Credit Facilities was 11.2%. The weighted average interest rates with respect to the debt under our Credit Facilities was 6.5% for 2018.

Income Tax Expense

The net tax expense for 2019 of $0.8 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense of $0.9 million was partially offset by $0.1 million in deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.

Year ended December 30, 2018 compared to the year ended December 31, 2017

The industry sectors have been reclassified to align with the presentation in “—fiscal year ended December 29, 2019 compared to the fiscal year ended December 30, 2018.”

Revenue  (in millions)

Industry Sector	Fiscal Year ended December 30, 2018		Fiscal Year ended December 31, 2017		Change
	$	%	$	%	$	%
Test and Measurement	45.8	21.2	26.3	18.9	19.5	74.1
Retail and Payment Systems	41.6	19.3	33.7	24.2	7.9	23.4
Telecom, Networking and Communications	37.4	17.3	25.2	18.1	12.2	48.4
Medical and safety	31.4	14.5	18.8	13.5	12.6	67.0
Industrial, Power and Clean Technology	28.3	13.1	13.7	9.9	14.6	106.6
Semiconductors	26.5	12.3	21.5	15.4	5.0	23.3
Avionics, Aerospace and Defense	5.1	2.3	—	—	5.1	100
Total	216.1	100	139.2	100	76.9	55.2

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

In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated segment contribution margin) based on the geographic location of our operations, which in 2019 included Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 11 to our consolidated financial statements.

During 2018, 70.7% of our revenue was attributable to our operations in Mexico, 19.3% in the U.S. and 10.0% in China. During 2017, 71.5% of our revenue was attributable to our operations in Mexico, 15.1% in the U.S. and 13.4% in China.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures: Adjusted Gross Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Net Income (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. These non-GAAP measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

Gross Profit

Gross profit increased to $21.7 million in 2018 from $10.8 million in 2017. Gross profit percentage increased to 10.0% in 2018 compared to 7.8% in the prior year. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts and amortization of intangible assets the adjusted gross profit percentage increased to 10.3% in 2018 from 7.1% in the prior year. This increase in gross profit was primarily the result of increased revenues, impacting our Company’s ability to cover variable and fixed overhead costs in addition to improved product mix resulting in increased margins.

Adjusted Gross Profit

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

	Year ended December 30, 2018	Year ended December 31, 2017
Gross profit	$21,661	$10,851
Add (deduct):

Amortization of intangible assets	1,065	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(353)	(918)
Adjusted gross profit	$22,373	$9,933

Adjusted gross profit percentage	10.3%	7.1%

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

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock based compensation, fair value adjustment on warrant liability, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net loss, the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands):

	Year ended December 30, 2018	Year ended December 31, 2017
Net loss	$(448)	$(7,845)
Reconciling items:

Depreciation of property, plant and equipment	3,791	3,588
Amortization of intangible assets	1,065	—
Interest	3,117	903
Income taxes	677	560
EBITDA	$8,202	$(2,794)

Additional reconciling items:

Restructuring charges	172	1,732
Stock based compensation	407	432
Fair value adjustment of warrant liability	111	—
Merger and acquisitions related expenses	1,676	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(353)	(918)
Adjusted EBITDA	$10,215	$(1,548)

Adjusted EBITDA percentage	$4.7%	$(1.1)%

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

Interest Expense

Interest expense increased to $3.1 million in 2018 compared to $0.9 million in 2017. The increase was primarily the result of a higher average debt balance in 2018 compared to 2017, specifically with $62.0 million issuance of debt on the TCW Facilities on November 8, 2018 in order to finance the MCA acquisition.  The weighted average interest rates with respect to the debt on our PNC Facility was 5.76% and TCW Facilities was 10.98%. The weighted average interest rates with respect to the debt on our predecessor PNC Facility was 4.90% for 2017.

Income Tax Expense

The net tax expense for 2018 of $0.8 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense of $0.9 million was partially offset by a $0.1 million deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax asset of $8.0 million as at December 31, 2017. The reduction in the Company's deferred tax assets was fully offset by a corresponding reduction to the valuation allowance.

Off-Balance Sheet Arrangements

As of December 29, 2019 and December 30, 2018, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K). With the adoption of ASC 842, effective December 31, 2018 operating leases which were otherwise recorded as rental expenses as incurred for the year ended December 30, 2018 and previously are now also capitalized on the balance sheet as operating right of use assets and operating lease obligations.

Liquidity and Capital Resources

As at December 29, 2019, the Company’s liquidity is comprised of $1.4 million in cash on hand and $21.6 million of funds available to borrow under the PNC Facility which matures on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 5 of the consolidated financial statements included in Part IV of this Annual Report on Form 10-K). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

The following table summarizes cash flow changes for the following periods (in millions):

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Cash provided by (used in):
Operating activities	$5.1	$(7.7)	$(8.9)
Financing activities	(1.4)	75.8	7.0
Investing activities	(3.9)	(72.0)	(1.1)
Decrease in cash	(0.2)	(3.9)	(3.0)
Cash, beginning of year	1.6	5.5	8.5
Cash, end of the year	$1.4	$1.6	$5.5

2019

Net cash provided by operating activities for 2019 was $5.1 million. This was mainly driven by net collections of accounts receivable of $3.1 million, reduced inventory balances compared to the prior year end of $5.4 million, partially offset by increased payments in accounts payable and accrued liabilities of $2.6 million and $2.5 million respectively.  Significant non-cash charges included in the net loss from operations when added back contributed to the cash flow from operations, which pertained to $7.2 million of intangible asset amortization, $6.5 million of depreciation of property, plant and equipment and $1.6 million in amortization of deferred financing fees partially offset by the add back of the gain on the contingent consideration of $3.1 million. Accounts receivable days reduced to 61 days in 2019 from 64 days in 2018 due to improved collections. Accounts payable days outstanding for 2019 decreased to 72 days versus 91 days for 2018, due to timing of payments. Inventory turnover was 4.3 times or 85 days in 2019 compared to 4.0 times or 91 days in 2018.

Net cash used from financing activities during 2019 was $1.4 million. During 2019, the Company generated net cash of $14.0 million from issuance of common stock through the Rights Offering. The Company received net advances from the PNC Facility of $9.7 million compared to $12.8 million for 2018. The Company paid down its long-term debt in the amount of $23.3 million and $8.0 million, respectively in 2019 and 2018. Principal repayments on finance lease obligations were $1.6 million in 2019 compared to $0.5 million in prior year.

Cash used in investing activities for 2019 of $3.9 million in 2019 compared to $72.0 million in 2018 due to the acquisition of MCA in 2018 of $67.6 million and capital expenditures of $4.4 million.

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

As at December 30, 2018, the Company’s liquidity is comprised of $1.6 million in cash on hand and $14.0 million of funds available to borrow under the PNC Facility.  The Company also has additional capacity of $5.0 million dollars available to draw from the Term Loan B Facility.

Net cash provided by financing activities during 2018 was $75.8 million, consisting of TCW Facilities borrowing of $62.0 million partially offset by the repayment of the PNC Long-Term Debt Facility of $8.0 million. In addition, net cash advanced on the PNC Revolving Credit Facility of $12.8 million and proceeds from issuance of common stock of $12.6 million which was raised from the rights offering, partially offset by deferred financing cost and debt issuance cost of $3.5 million. Principal payments on finance lease obligations was $0.5 million in 2018.

Cash used in investing activities for 2018 of $72.0 million was due to MCA Acquisition in 2018 of $67.6 million and capital expenditures of $4.4 million.

2017

Net cash used by operating activities for 2017 was $8.9 million. The use of cash was mainly driven by a net loss from operations, in part due to cash severance and other charges of $1.7 million as a result of the 2017 restructuring plan. In addition it is the result of a reduction in gross profit due to reduced revenues, lower margin product mix and the resulting impact to cover fixed costs compared to the prior year. In addition, accounts receivables in 2017 included a small number of customers with aged receivables which increased the day sales outstanding, which reduced cash provided from accounts receivable. Accounts receivable days increased to 64 days in 2017 up from 49 days in 2016. Inventory turnover increased to six times or 65 days in 2017 from seven times or 49 days in 2016. Cash used from accounts receivable and inventory was partially offset from decreased payments of accounts payable of $2.2 million due in large part to the reduction in revenue resulting in a decrease in inventory purchases when compared to 2016. In addition, accounts payable increased due to extended payment terms with some vendors, and timing of payments effectively increasing cash year over year. Accounts payable days outstanding for 2017 increased to 65 days versus 55 days for 2016 due to timing of payments.

As at December 31, 2017, the Company’s liquidity is comprised of $5.5 million in cash on hand and $5.3 million of funds available to borrow under the PNC Revolving Credit Facility. As at January 1, 2017, the Company’s liquidity is comprised of $8.5 million in cash on hand and $7.4 million of funds available to borrow under the PNC Revolving Credit Facility.

Net cash provided by financing activities during 2017 was $7.0 million, consisting of cash advanced on the PNC revolver of $9.5 million partially offset by payments on the PNC Long-Term Debt Facility of $2.0 million. Principal payments on finance lease obligations was $0.4 million in 2017.

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

The Company also borrows money under the Financing Agreement, which governs a term loan A facility (“Term A Loan Facility” and, together with the PNC Facility, the “Credit Facilities”), and previously governed a term loan B facility (the “Term Loan B Facility”) until it was repaid in full on July 3, 2019 with a portion of the proceeds from the Offerings. The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after the November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

On August 8, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 2 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 2”) and that certain Amendment No. 3. to the Financing Agreement (the “TCW Amendment No. 3”). The PNC Amendment No. 2, among other things, (i) increased the total amount available for borrowings under the PNC Facility to $65 million, (ii) provided for borrowings of up to $15 million on assets located in Mexico, (iii) provided that borrowings under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, (iv) reset the financial covenants, and (v) permitted the pay down of the Term A Loan Facility by up to $10 million. The TCW Amendment No. 3, among other things, (i) provided for a $20 million increase in the total amount available for borrowings under the PNC Facility, (ii) provided for the pay down of the Term A Loan Facility by up to $10 million, (iii) provided that the interest rate for borrowings under the Financing Agreement was reset to LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%, (iv) deleted the senior leverage ratio covenant, (v) amended the total leverage ratio covenant, including the definition of total leverage ratio, to increase the maximum total leverage on a quarterly basis beginning with the fiscal quarter ended September 30, 2019, (vi) amended the fixed charge coverage ratio covenant to decrease the minimum fixed charge coverage ratio on a quarterly basis beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2021 and (vii) reset the call protection on the Term Loan A Facility.

On September 27, 2019, the Company and certain of its subsidiaries entered into that certain Amendments No. 3 to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 3”) and that certain Amendment No. 4. to the Financing Agreement (the “TCW Amendment No. 4”). The PNC Amendment No. 3, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the Company’s previously announced closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2.3 million, (b) with respect to write-offs of accounts receivable, $1.6 million, and (c) with respect to write-offs of Inventory (as defined in the Amended and Restated Revolving Credit and Security Agreement), $1.6 million, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Amended and Restated Revolving Credit and Security Agreement) to or in SMTC Electronics Dongguan Company Limited, a limited liability company organized under the laws of China (“SMTC Dongguan”), solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the PNC Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2.3 million during the term of the Amended and Restated Revolving Credit and Security Agreement, (c) the Borrowers (as defined in the Amended and Restated Revolving Credit and Security Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash. The TCW Amendment No. 4, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2.3 million, (b) with respect to write-offs of accounts receivable, $1.6 million, and (c) with respect to write-offs of Inventory (as defined in the Financing Agreement), $1.6 million, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Financing Agreement) to or in SMTC Dongguan solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the Financing Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2.3 million during the term of the Financing Agreement and (c) the Borrowers (as defined in the Financing Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company is in compliance with the financial covenants included in the Credit Facilities as at December 29, 2019. Management projects compliance with the financial covenants included in the Credit Facilities.

We believe that our sources of liquidity and capital, including cash we expect to generate from operations, available cash and amounts available under our Credit Facilities, will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the next twelve months. However, we make no assurance that these sources of liquidity and capital, particularly with respect to amounts available from lenders, will be sufficient to meet our future needs. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, there we make no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

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

Accounting changes and recent accounting pronouncements

Recently adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2016, the FASB published ASU 2016-13 Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of Topic 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB published ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which made certain amendments and corrections to the original codification. In May 2019, the FASB published ASU 2019-05 Financial Instruments – Credit losses (Topic 326) which made transitional relief available, specifically allowing the option to elect a fair value option for financial instruments measured at amortized cost. In November 2019, the FASB published ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments – Credit losses, which made certain amendments and corrections to the original codification. The amendment is effective for years beginning after December 15, 2019 including interim periods with those years. The Company is currently evaluating the impact of this accounting standard.

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for income taxes. The purpose of this codification is the simply the accounting for income taxes, which addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intraperiod allocation when there are losses, in addition to calculation of income taxes when current year to date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption of the standard has not yet been determined and is being evaluated.

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of this accounting standard. however it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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

Estimate of percentage completion on satisfying performance obligations

The Company records an unbilled contract asset for revenue related to its WIP when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing inputs, to estimate the percentage of completion in satisfying its performance obligation associated with WIP inventory. If assumptions change related to the inputs or outputs utilized to estimate the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

Inventory valuation

Raw material inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company assigns its goodwill to the reporting units (or groups of reporting units that have similar economic characteristics) that are expected to benefit from the synergies of the business combination and at least on an annual basis at the end of the fourth quarter, performs a qualitative assessment of its reporting units goodwill and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level (or group of reporting units) by comparing the reporting unit’s (or group of reporting units) carrying amount, including goodwill, to the fair value of the reporting unit (or group of reporting units). The fair value of the reporting unit (or group of reporting units) is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit (or group of reporting units) exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit (or group of reporting units) to the total fair value of the reporting unit (or group of reporting units). Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

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

Interest Rate Risk

The Company borrows money under the PNC Facility. The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate approximates U.S. prime rate.

The Company also borrows money under the Financing Agreement. The Term Loan A Facility matures on November 8, 2023. The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. In July 2019, the Company paid the Term Loan B Facility in full. In August 2019, the Company paid $10.0 million off the Term Loan A Facility..

The impact of a 10% change in interest rates would have a material impact on our reported earnings.

10% increase in interest rate (millions)	$0.6
10% decrease in interest rate (millions)	$(0.6)

Foreign Currency Exchange Risk

Given our global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian and Mexican payroll, Euro based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (millions)	$2.3
10% decrease in both the CAD and PESO foreign exchange rates (millions)	$(2.9)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the year ended December 29, 2019, the Company recorded an additional provision for bad debt expense of $2.2 million predominantly related to one customer because of the closure of the Dongguan manufacturing facility, which has been included within the restructuring charges in 2019. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 29, 2019.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of finance lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at December 29, 2019, the Company’s liquidity was comprised of $1.4 million in cash on hand and $21.6 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender, and is currently limited to $21.6 million.

On July 3, 2019, the Company used the net proceeds from the Rights Offering to repay the $12.0 million of borrowings outstanding under its Term Loan B Facility. On August 8, 2019, the Company paid down $10.0 million of borrowings outstanding under its Term Loan A Facility, funded through the use of its PNC Facility.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments are comprised of the following:

	As at December 29, 2019		As at December 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$1,368	$1,368	$1,601	$1,601

Level 2
Revolving credit facility	34,701	34,701	25,020	25,020
Current and long term debt	35,000	38,750	57,407	62,000
Warrant liability	1,730	1,730	2,009	2,009

Level 3
Contingent consideration	—	—	3,050	3,050

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.    Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 29, 2019 due to a material weakness in internal control over financial reporting, described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) of the Exchange Act.  Under Section 302 of the Sarbanes-Oxley Act of 2002 management is required to certify that we have designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. In addition, for fiscal 2019, as our market capitalization exceeded $75 million as of the last business day of our most recently completed second fiscal quarter, we were, for the first time, required to have our external auditor attest to and report on management's assessment of our internal accounting controls as of December 29, 2019 pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as at December 29, 2019, the Company’s internal control over financial reporting were not effective.

Specifically, we identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over the information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 29, 2019, the Company’s internal control over financial reporting was not effective.

We believe that these control deficiencies were the result of: lack of proper training and understanding with respect to the control owners; insufficient documentation clearly outlining and defining the established user roles within the key systems; insufficient documentation and tracking or logging of changes completed throughout the assessment period; insufficient training of IT personnel on the importance of ITGCs with respect to the control environment; and risk-assessment processes inadequate to identify and assess changes in IT environments that could impact internal control over financial reporting.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the fiscal year ended December 29, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, is responsible for auditing (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement, and (ii) the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019.  PricewaterhouseCoopers LLP did not identify any material misstatements with its audit of the Company’s financial statements and issued an unqualified opinion on the financial statements in their report dated March 13, 2020.  Due to the material weakness in internal controls, PricewaterhouseCoopers LLP issued an adverse opinion on the internal controls thereon, as stated in their report dated March 13, 2020, which appears in Item 8 of Part II of this Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting; (ii) developing and enhancing documentation on user roles and access rights within the key systems; (iii) developing enhanced risk assessment procedures and controls related to changes in IT systems; (iv) implementing a management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) expanding the change management policy, clearly defining what constitutes a system change that requires proper testing, approval and documentation; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by mid-2020.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the fiscal quarter ended December 29, 2019, as of December 29, 2019, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 13, 2020, are as follows:

Name	Age	Office/Title
Clarke H. Bailey	65	Chair of the Board of Directors
David Sandberg	47	Director
Frederick Wasserman	65	Director
J. Randall Waterfield	46	Director
Edward Smith	57	President, Chief Executive Officer, and Director
Richard Fitzgerald	52	Chief Operating Officer
Steve Waszak	62	Chief Financial Officer

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

David Sandberg joined our Board in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998 to 2002. Mr. Sandberg serves as the chairman of the board of directors of Asure Software, Inc. and Cord Blood America, Inc., both of which are public companies. He also serves as a director of WTI Holdings, LLC, and WO Partners, LLC, both are private companies. Mr. Sandberg has previously served as a director of the public companies EDCI, Inc., RF Industries, Ltd., Issuer Direct Corp., and Planar Systems, Inc. Mr. Sandberg has experience serving as a member of and as chairman of each of the audit, compensation, nominating and governance, and strategic committees for public companies. He received a B.A. in Economics and a B.S. in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners, LLC is the largest Stockholder of our Company. Our Board believes that Mr. Sandberg’s experience serving as director on other public companies, as well has his experience in finance and public company capital market transactions, make him well-qualified to serve as a director.

Frederick Wasserman joined our Board in August 2013. Mr. Wasserman is a seasoned executive who has over forty (40) years of business experience helping to create stockholder value with a number of companies. Mr. Wasserman has been the President, Chief Operating Officer (“COO”), and CFO for a number of companies, including Mitchell & Ness Nostalgia Company where he was CFO and COO. He also served as President and CFO of Goebel of North America. Mr. Wasserman is currently, and has been since 2008, the President of FGW Partners LLC. Mr. Wasserman served as the Chief Compliance Officer of Wynnefield Capital, Inc., a Stockholder of our Company from 2008 to January 1, 2020. He continues to provide consulting services to Wynnefield Capital, Inc. He served on the board of directors for National Holdings Corporation from October 2013 to September 2016. Mr. Wasserman currently serves as a member of the board of directors of Marker Therapeutic, Inc. (formerly known as Tapimmune Inc.), a position held since January 2016. Mr. Wasserman served as a director of MAM Software Group, Inc. and MAM Software Group, Inc. until October 2019. Mr. Wasserman continues to serve as a director of DLH Holdings Corp., which is a publicly-traded company. Our Board believes that Mr. Wasserman’s experience serving as a director on publicly-traded companies and his significant management experience make him well-qualified to serve as a director.

J. Randall Waterfield joined our Board in April 2012. Mr. Waterfield is the chairman of Waterfield Group, a diversified financial services holding company that traces its origins back to 1928. After selling the largest private mortgage company in the U.S. and largest Indiana-based bank in 2006 and 2007, respectively, Waterfield Group has diversified into technology, real estate, asset management, and merchant banking. Mr. Waterfield holds the Chartered Financial Analyst designation, and is the 2017-18 chairman of the board of directors of YPO, a member of Mensa, and a graduate of Harvard University. Also, Mr. Waterfield currently serves on the board of directors of Waterfield Group and its affiliates, Environmental Risk Transfer and Asure Software Inc. Previously, Mr. Waterfield was an equity research analyst at Goldman Sachs & Co. from 1996 through 1999, where he was primarily responsible for small capitalization growth portfolios. Our Board believes that Mr. Waterfield’s experience in finance and M&A make him well-qualified to serve as a director.

Edward Smith joined our Company and Board in February 2017. He currently serves as our Company’s President and CEO, a position he has held since May 2017. From February 2017 to May 2017, Mr. Smith served as interim President and CEO of our Company. Mr. Smith has extensive experience in the EMS industry and the electronic components distribution industry. He served as a member of the board of advisors of Zivelo, Inc., a position he held from 2015 to 2019. Most recently, Mr. Smith served as Senior Vice President of Global Embedded Solutions at Avnet, Inc. during 2016 and as President of Avnet Electronics Marketing Americas from February 2009 to March 2016. Mr. Smith worked in many positions during his tenure at Avnet, Inc., which began in 1994. From 2002 to 2004, Mr. Smith served as President and CEO of SMTEK International, Inc., a tier II manufacturer in the EMS industry. From 2009 to 2017, Mr. Smith served as a Board member of the Electronic Components Industry Association. Mr. Smith is also the founder and CEO of We Will Never Forget Foundation, Inc., a nonprofit organization that supports first responders through gifts to other charitable organizations. Our Board believes that Mr. Smith’s extensive experience in the EMS industry and as an executive officer of various other companies, make him well-qualified to serve as a director.

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

Directors are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors (the “Board”).

There are no family relationships between any of our directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized Directors on our Board is currently fixed at five (5). Our Directors are elected on an annual basis. Our Board is currently composed of the following Directors: Clarke H. Bailey, David Sandberg, Frederick Wasserman, J. Randall Waterfield, and Edward Smith, whose terms will expire upon the election and qualification of Directors at our 2020 Annual Meeting of Stockholders.

During fiscal year 2019, the Board held thirteen (13) meetings, including regularly scheduled and special meetings. During fiscal year 2019, each director attended more than seventy-five percent (75%) of the aggregate of the: (i) total number of meetings of the Board and (ii) committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. The entire Board attended our 2019 Annual Meeting of Stockholders.

Board Committees

The Board has three (3) standing committees: an Audit Committee, a Compensation and Management Development Committee and a Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter that the Board adopted. All of the charters are publicly available on our website at www.smtc.com under the “Governance” link under the “Investors” tab. You may also obtain a copy of our committee charters upon written request to our Investor Relations Department at our principal executive offices.

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2019 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members

Audit Committee	4	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield

Compensation and Management Development Committee	4	Clarke H. Bailey (Chair), Frederick Wasserman, David Sandberg

Nominating and Governance Committee	1	David Sandberg (Chair), J. Randall Waterfield, Clarke H. Bailey

___________________________

Director Independence

The Board has determined that each of Clarke H. Bailey, David Sandberg, J. Randall Waterfield, and Frederick Wasserman is an independent director (each, an “Independent Director”) as defined in the listing rules of the Nasdaq Stock Market (the “Nasdaq Rules”). Mr. Smith was not an “independent director” as defined in Nasdaq Rules as a result of his service as our President and Chief Executive Officer.

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

During 2019, the Compensation and Management Development Committee utilized the services of a compensation consultant. As part of the 2019 compensation process, the Compensation and Management Development Committee retained Pay Governance LLC (“Pay Governance”) as its independent compensation consultant. Pay Governance provided advisory services only with respect to executive and equity compensation and a competitive assessment of compensation for executives, in each case as directed by the Compensation and Management Development Committee. Pay Governance does no other business with the Company. Prior to engaging Pay Governance, the Compensation and Management Development Committee considered the independence of Pay Governance in accordance with the terms of the charter of the Compensation and Management Development Committee and applicable regulations. The Compensation and Management Development Committee did not identify any conflicts of interest with respect to Pay Governance.

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

The Nominating and Governance Committee does not have a policy with regard to the consideration of any director candidates recommended stockholders, but the Nominating and Governance Committee considers candidates proposed by stockholders and evaluates them using the same criteria as for other candidates. A stockholder wishing to nominate a candidate should forward the candidate’s name and a detailed background of the candidate’s qualifications to the Secretary of the Company in accordance with the procedures outlined in our by-laws.

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

Communications with Directors

The Board has provided a process by which Stockholders or other interested parties can communicate with the Board or with the non-management Directors as a group. All such questions or inquiries should be directed to the President and CEO, Edward Smith, who can be reached at ed.smith@smtc.com. Mr. Smith will review and communicate pertinent inquiries to the Board or, if requested, the non-management Directors as a group. In general, any stockholder communication delivered to Mr. Smith for forwarding to the Board or specified Board member or members will be forwarded in accordance with the stockholder’s instructions. However, Mr. Smith reserves the right not to forward to Board members any abusive, threatening or otherwise inappropriate materials.

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

Item 11.	Executive Compensation

Director Compensation

The Chairman and Independent Directors earn $80,000 and $40,000 respectively, per year for serving on the Board. The Chair of the Audit Committee earns an additional annual cash retainer of $10,000, the Chair of the Compensation and Management Development Committee earns an additional annual cash retainer of $7,000 and the Chair of the Nominating and Governance Committee earn an additional annual retainer of $3,000. The Chair of the Board of Directors may be awarded additional cash and equity compensation if circumstances warrant at the discretion of the Board. Annual equity compensation is also granted to our Independent Directors, with an aggregate grant date value of $25,000, which is issued in the form of either stock options, restricted stock units (“RSUs”) or restricted stock awards (“RSAs”). Annual equity compensation is also provided to the Chair of the Board of Directors with an aggregate grant date value of $55,000, which is issued in the form of either stock options, RSUs or RSAs. We do not compensate Mr. Smith, our President and Chief Executive Officer, for his service on our Board.

The following tables outline the compensation to the Board of Directors for the period ended December 29, 2019:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Total Compensation ($)
Clarke Bailey	87,000	55,000	142,000
David Sandberg	43,000	25,000	68,000
J. Randall Waterfield	40,000	25,000	65,000
Frederick Wasserman	50,000	25,000	75,000

(a)

Stock awards issued to our Directors represented annual grants issued on December 10, 2019, in the form of RSAs. The RSAs have a forfeiture schedule if certain time-based service conditions are not met over a 12-month period in 2020. The amounts disclosed in this column represent the aggregate grant date fair value of the shares of Common Stock granted pursuant to the RSAs during the fiscal year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (“ASC 718”). The fair values of these shares of Common Stock granted pursuant to the RSAs were calculated based on assumptions summarized in Note 7 to our audited consolidated financial statements for the fiscal year ended December 29, 2019 included in this Annual Report on Form 10-K

The aggregate number of restricted stock awards issued to each of our non-employee directors on December 10, 2019, is as follows:

Name	Number of shares of Restricted Stock
Clarke Bailey	15,580
David Sandberg	7,082
J. Randall Waterfield	7,082
Frederick Wasserman	7,082

Executive Officer Compensation

The Summary Compensation Table below provides information concerning the compensation of our named executive officers.  During our 2019 annual meeting, our Stockholders approved of the compensation of our named executive officers, which we described in our 2019 Proxy Statement, on a non-binding basis. Our Compensation and Management Development Committee considered the results of that non-binding vote when reviewing our compensation policies and practices for 2019. Compensation to our named executive officers generally consists of base salary, annual incentive bonus opportunities and equity awards.

In the “Salary” column, we disclose the base salary paid to each of our named executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and in the “Stock Awards” column, we disclose the aggregate grant date fair value of RSU awarded in the fiscal year, computed in accordance with ASC 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSUs are calculated based on assumptions summarized in Note 7 to our audited consolidated financial statements for the fiscal year ended December 29, 2019, and for which we recognize expense ratably over the vesting period.

In the “Bonus” column, we disclose the amount earned as a performance based bonus for that particular fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(b)	Total ($)
Edward Smith	2019	350,000	—	87,250	236,667	673,917
President and CEO	2018	349,530	161,500	—	—	511,030
Steve Waszak (1)	2019	296,175	—	87,250	189,333	572,758
CFO	2018	226,346	90,000	—	158,552	474,898
Rich Fitzgerald	2019	323,100	—	87,250	189,333	599,683
COO	2018	275,192	75,000	—	—	350,192

(1)	Mr. Waszak was hired on February 19, 2018 and appointed as CFO on March 13, 2018.

(a)	Amount disclosed for fiscal 2018 represents the discretionary bonus earned by the officers as approved by the Board of Directors in addition to bonus earned from the short term incentive plan. No bonuses were approved in fiscal 2019.

(b)

The amounts disclosed in these columns represent the aggregate grant date fair value of option awards or RSUs, as applicable, granted during the fiscal year computed in accordance with ASC 718. The fair values of these option awards and RSUs were calculated based on assumptions summarized in Note 7 to our audited consolidated financial statements for the fiscal year ended December 29, 2019, included in this Annual Report on Form 10-K.

(i)

Mr. Smith was granted 250,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Cox, Ross, and Rubenstein binomial model (“Binomial Model”). Mr. Smith was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.

(ii)

Mr. Fitzgerald was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Binomial Model. Mr. Fitzgerald was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.

(iii)

Mr. Waszak was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the covered shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Binomial Model. Mr. Waszak was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unexercised stock options and outstanding RSUs for each named executive officer outstanding as at December 29, 2019.

		Option Awards
Name	Award Description	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)(a)	Option Exercise Price ($)	Option Expiration Date

Edward Smith (b)	Stock Options	403,116	268,742	1.23	5/15/2027
	Stock Options	—	250,000	3.67	5/13/2029
Steve Waszak (c)	Stock Options	201,558	134,371	2.07	3/12/2028
	Stock Options	—	200,000	3.67	5/13/2029
Rich Fitzgerald (d)	Stock Options	201,558	134,371	1.26	6/5/2027
	Stock Options	—	200,000	3.67	5/13/2029

(a)	The number of securities for Mr. Smith, Mr. Waszak and Mr. Fitzgerald represent unvested stock options as at December 29, 2019.

(b)

Mr. Smith was granted 671,858 stock options on May 15, 2017 with a strike price of $1.23 which will vest at 20% of the shares upon the Company’s average closing share price being above each of $2.00, $3.00. $4.00, $5.00 and $6.00 for a ninety (90)-day period.

Mr. Smith was granted 250,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period.

(c)

Mr. Waszak was granted 335,929 stock options on March 12, 2018 with a strike price of $2.07 which will vest at 20% of the shares upon the Company’s average closing share price being above each of $2.00, $3.00. $4.00, $5.00 and $6.00 for a ninety (90)-day period.

Mr. Waszak was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the covered shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period.

(d)

Mr. Fitzgerald was granted 335,929 stock options on June 5, 2017 with a strike price of $1.26 which will vest at 20% of the shares upon the Company’s average closing share price being above each of $2.00, $3.00. $4.00, $5.00 and $6.00 for a ninety (90)-day period.

Mr. Fitzgerald was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period.

Defined Contribution Plan

The Company has a tax-qualified 401(k) defined contribution retirement plan established for U.S. employees in which named executive officers may participate.

Agreements with Executive Officers

Chief Executive Officer

On May 15, 2017, the Board of Directors of the Company appointed Edward Smith, the Company’s Interim President and Chief Executive Officer, to the role of President and Chief Executive Officer effective May 16, 2017. Mr. Smith has served as President and Chief Executive Officer of the Company since May 16, 2017.

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

In addition, the Smith Offer Letter provides that, in the event that Mr. Smith’s employment is terminated by the Company other than for “Cause” (as defined in the Smith Offer Letter, and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Smith Offer Letter)), Mr. Smith will receive the accrued and unpaid amount of the Smith Base Salary through the date of termination and will continue to receive the Smith Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Smith’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined in the Smith Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Smith Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Smith Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Severance payable under the Smith Offer Letter is subject to effectiveness of a release of claims against the Company by Mr. Smith. Mr. Smith is also eligible for other benefits including participation in the Company’s 401(k) plan and four (4) weeks of paid time off annually.

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

Chief Operating Officer

On May 15, 2017, the Board of Directors of the Company appointed Richard Fitzgerald as the Company’s COO effective on or before June 5, 2017.

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

In addition, the Fitzgerald Offer Letter provides that, in the event that Mr. Fitzgerald’s employment is terminated by the Company other than for “Cause” (as defined in the Fitzgerald Offer Letter and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Fitzgerald Offer Letter)), Mr. Fitzgerald will receive the accrued and unpaid amount of the Fitzgerald Base Salary through the date of termination and will continue to receive the Fitzgerald Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Fitzgerald’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined the Fitzgerald Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Fitzgerald Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Fitzgerald Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Severance payable under the Fitzgerald Offer Letter is subject to effectiveness of a release of claims against the Company by Mr. Fitzgerald. Mr. Fitzgerald is also eligible for other benefits including participation in the Company’s 401(k) plan and three (3) weeks of paid time off annually.

Chief Financial Officer

Effective February 19, 2018, the Company hired Steve Waszak as Senior Vice President, Mergers and Acquisitions. Subsequently, on March 13, 2018 the Company announced that the Board appointed Steve Waszak, as the Company’s CFO in addition to his role as Senior Vice President of Mergers and Acquisitions effective March 13, 2018.

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

In addition, the Waszak Offer Letter provides that, in the event that Mr. Waszak’s employment is terminated by the Company other than for “Cause” (as defined in the Waszak Offer Letter and other than in connection with or within twelve (12) months following a “Change in Control Event” (as defined in the Waszak Offer Letter)), Mr. Waszak will receive the accrued and unpaid amount of the Waszak Base Salary through the date of termination and will continue to receive the Waszak Base Salary for a period of six (6) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. In the event that Mr. Waszak’s employment is terminated by the Company other than for Cause or if he resigns for “Good Reason” (as defined the Waszak Offer Letter) in connection with or within twelve (12) months following a Change in Control Event, he will receive the accrued and unpaid amount of the Waszak Base Salary and, to the extent applicable, accrued and unpaid vacation through the date of termination, and will also continue to receive the Waszak Base Salary for a period of twelve (12) months after the date of termination commencing with the first (1st) payroll period following the thirtieth (30th) day after the date of termination. Severance payable under the Waszak Offer Letter is subject to effectiveness of a release of claims against the Company by Mr. Waszak. Mr. Waszak is also eligible for other benefits including participation in the Company’s 401(k) plan and four (4) weeks of paid time off annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2020, the number of shares beneficially owned and the percentage ownership for: (a) each person who is known by us to own beneficially more than five percent (5%) of our outstanding shares of Common Stock; (b) each named executive officer who is named in our summary compensation table and each current directors and director nominees; and (c) all executive officers and current directors and director nominees as a group.

As of March 13, 2020, our outstanding Common Stock consisted of 28,195,300 shares.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, and each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 7050 Woodbine Avenue, Markham, Ontario, Canada L3R 4G8. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership of within sixty (60) days after March 13, 2020.

	Shares Beneficially Owned
Name and Address	Shares	Options	Total	Percentage of Shares Beneficially Owned(*)
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	6,201,623	—	6,201,623	22%
1969 SW 17th Street
Boca Raton, Florida 33486
Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	1,983,590	—	1,983,590	7%

Directors and Named Executive Officers:
Clarke Bailey	477,573	50,576	528,149	2%
David Sandberg (1)	6,194,541	—	6,194,541	22%
J. Randall Waterfield	1,019,791	20,230	1,040,021	4%
Frederick Wasserman	80,320	20,230	100,550	#
Edward Smith	361,657	403,116	764,773	3%
Rich Fitzgerald	90,624	201,558	292,182	#
Steve Waszak	33,214	201,558	234,772	#

All Directors and Named Executive Officers as a group (7 persons)	8,264,802	897,268	9,162,070	32%

* The number of shares of common stock deemed outstanding on March 13, 2020, with respect to a person or group includes (a) 28,195,300 shares outstanding on such date and (b) all options that are currently exercisable or will be exercisable within sixty (60) days of March 13, 2020 by the person or group in question.

# Less than 1%

(1)	Mr. Sandberg directly owns 1,060,920 shares of Common Stock and indirectly owns 5,140,703 shares of Common Stock as per Form 4 filings with SEC and as summarized below:

Red Oak Partners, LLC (“ROP”) serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the “Fund”), the direct owner of 2,339,595 shares. David Sandberg is the managing member of ROP and the Fund’s portfolio manager.

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the “Long Fund”), the direct owner of 980,926 shares. David Sandberg is the managing member of ROP and the Long Fund’s portfolio manager.

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

Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2019 Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in May 2019, which superseded the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”). No new awards will be granted under the 2010 Plan. The total number of shares remaining available for future issuance under the 2019 Plan as at December 29, 2019 is 1,379,508.

The following table gives information about awards under the incentive plan as of December 29, 2019:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column a)

Equity compensation plans approved by stockholders	2,692,374	$1.55	1,379,508
Equity compensation plans not approved by stockholders	—	—	—
Total	2,692,374	$1.55	1,379,508

(1) The weighted average exercise price only applies to the 2,344,374 of outstanding stock options as there is no exercise price on the 348,000 outstanding RSUs.

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

There were no transactions required to be reported under Item 404(a) of Regulation S-K or that were required to be reviewed pursuant to the above policies and procedures for fiscal year ending December 29, 2019.

Item 14.	Principal Accounting Fees and Services

Set forth below are the aggregate fees incurred by the Company to its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years indicated.

	2019	2018
Audit fees	$957,900	$681,220
Tax fees	134,545	147,780
Total fees	$1,192,900	$829,000

The amounts are presented in USD and converted using average twelve month exchange rate of USD $1.00 to CAD $1.32 and USD $1.00 to CAD $1.29 for fiscal years 2019 and 2018, respectively.

Audit Fees — Consists of fees for professional services rendered in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other services provided in connection with statutory and regulatory filings, including but not limited to the audit procedures on internal control over financial reporting.

Tax Fees — Consists of fees for professional services related to tax compliance, planning and consulting services.

Audit Committee Pre-Approval Policies and Procedures; Determination of Independence

The Audit Committee’s charter provides that the Audit Committee will pre-approve all audit, audit related and non-audit services to be provided by our independent registered public accounting firm before the independent registered public accounting firm is engaged to render these services. The Audit Committee has considered whether the independent registered accounting firm’s provision of non-audit services is compatible with its independence. In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under this policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in this policy will not impair the independence of the Company’s independent registered public accounting firm. The provision of services by the independent registered public accounting firm that are not pre-approved in this policy are subject to separate pre-approval by the Audit Committee. This policy also pre-approved specified fee levels for the specific services. Payments in excess of these specified fee levels are subject to separate pre-approval by the Audit Committee. All audit and non-audit services performed by our independent registered public accounting firm in 2019 and 2018 have been pre-approved by our Audit Committee to assure that such services do not impair the independent registered public accounting firm’s independence from the Company.

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

3.1*	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended to date.

3.2*	Second Amended and Restated By-Laws of the Registrant, as amended to date.

4.1	Stockholders Agreement, dated as of November 22, 2000, by and among the Registrant and the Stockholders referred to therein. (2)

4.2	Form of Certificate Representing Shares of Common Stock of the Registrant. (3)

4.3	Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between the Registrant and Computershare Inc., as Rights Agent. (4)

4.4*	Description of Registrant’s Securities

10.1#	SMTC Corporation 2010 Incentive Plan. (5)

10.2#	SMTC Corporation 2019 Incentive Plan. (6)

10.3

Amended and Restated Revolving Credit and Security Agreement, dated as of November 8, 2018, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (7)

10.4

First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of March 29, 2019, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (8)

10.5

Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of August 8, 2019, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (9)

10.6

Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 27, 2019, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto. (10)

10.7

Financing Agreement, dated as of November 8, 2018, by and among the Registrant, MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, the Registrant, HTM Holdings, Inc., and MC Assembly Holdings, Inc., as guarantors, the lenders from time to time party thereto, and TCW Assent Management Company LLC, as collateral agent and administrative agent. (11)

10.8

Amendment No. 1 and Waiver, dated March 29, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Assent Management Company LLC, as collateral agent and administrative agent. (12)

10.9

Amendment No. 2, dated July 3, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Assent Management Company LLC, as collateral agent and administrative agent (13).

10.10

Amendment No. 3, dated August 8, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Assent Management Company LLC, as collateral agent and administrative agent. (14)

10.11

Amendment No. 4 to Financing Agreement, dated as of September 27, 2019, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Assent Management Company LLC, as collateral agent and administrative agent. (15)

10.12	Form of Subscription Agreement, by and between the Registrant and lenders from time to time party to the Financing Agreement with TCW. (16)

10.13	Form of Registration Rights Agreement, by and among the Registrant and the investors listed on the Schedule of Subscribers attached thereto. (17)

10.14	Stockholder Agreement, dated as of January 5, 2012, by and between the Registrant and Red Oak Partners, LLC. (18)

10.15#	Form of Indemnification Agreement. (19)

10.16#	Services Agreement, dated as of February 1, 2017, by and between the Registrant and Edward Smith. (20)

10.17#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Edward Smith. (21)

10.18#	Employment Offer Letter, dated as of May 11, 2017, by and between the Registrant and Richard Fitzgerald. (22)

10.19#	Employment Offer Letter, dated as of March 13, 2018, by and between the Registrant and Steven Waszak. (23)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Labels

101.PRE* XBRL Taxonomy Extension Presentation

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(2)	Filed as Exhibit 4.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(4)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form Schedule 14A filed on June 10, 2016 (File No. 0-31051) and incorporated by reference herein.
(6)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2019 (File No. 000-31051) and incorporated by reference herein.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(9)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.
(11)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(12)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019 (File No. 000-31051) and incorporated by reference herein.
(14)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.
(15)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.
(16)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(17)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(19)	Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed on March 30, 2015 (File No. 0-31051) and incorporated by reference herein.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2017 (File No. 0-31051) and incorporated by reference herein.
(21)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.
(22)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
+	Furnished herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Edward Smith
Edward Smith
President and Chief Executive Officer

Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Smith
Edward Smith	President, Chief Executive	March 13, 2020
Officer and Director
(Principal Executive Officer)

/s/ Steve Waszak
Steve Waszak	Chief Financial Officer (Principal Officer	March 13, 2020
Financial and Principal Accounting
Officer)

/s/ Clarke Bailey
Clarke Bailey	Chair of the Board of Directors	March 13, 2020

/s/ David Sandberg
David Sandberg	Director	March 13, 2020

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 13, 2020

/s/ J. Randall Waterfield
J. Randall Waterfield	Director	March 13, 2020

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years December 31, 2018 to December 29, 2019, January 1, 2018 to December 30, 2018, and from January 2, 2017 to December 31, 2017	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years from December 31, 2018 to December 29, 2019, January 1, 2018 to December 30, 2018, and from January 2, 2017 to December 31, 2017

F-5
Consolidated Statements of Cash Flows for the years from December 31, 2018 to December 29, 2019, January 1, 2018 to December 30, 2018, and from January 2, 2017 to December 31, 2017	F-6
Notes to the Consolidated Financial Statements	F-7

Report of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of SMTC Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years ended December 29, 2019, December 30, 2018 and December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018 and the results of its operations and its cash flows for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over the information technology (IT) systems that support the Company's financial reporting processes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting under Item 9A of this Annual Report on Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 29, 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Canada March 13, 2020

We have served as the Company's auditor since 2014.

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	December 29, 2019	December 30, 2018
Assets
Current assets:
Cash	$1,368	$1,601
Accounts receivable–net (note 4)	69,919	72,986
Unbilled contract assets (note 4)	26,271	20,405
Inventories (note 4)	47,826	53,203
Prepaids and other assets	7,044	5,548
Derivative assets (note 8)	—	15
Income taxes receivable	—	160
	152,428	153,918
Property, plant and equipment–net (note 4)	25,310	28,160
Operating lease right of use assets-net (note 5)	3,330	—
Goodwill (note 4)	18,165	18,165
Intangible assets – net (note 4)	12,747	19,935
Deferred income taxes–net (note 9)	540	380
Deferred financing costs–net	859	668
	$213,379	$221,226

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$34,701	$25,020
Accounts payable	74,126	76,893
Accrued liabilities (note 4)	11,164	13,040
Warrant liability (note 5)	1,730	2,009
Restructuring liability (note 14)	1,597	—
Contingent consideration	—	3,050
Income taxes payable	157	12
Current portion of long-term debt (note 5)	1,250	1,368
Current portion of operating lease obligations (note 5)	1,128	—
Current portion of finance lease obligations (note 5)	1,226	1,547
	127,079	122,939
Long-term debt – net (note 5)	33,750	56,039
Operating lease obligations (note 5)	2,615	—
Finance lease obligations (note 5)	8,838	9,947
Total liabilities	$172,282	$188,925

Shareholders’ equity:
Capital stock (note 6)	508	458
Additional paid-in capital	293,389	278,648
Deficit	(252,800)	(246,805)
	41,097	32,301
	$213,379	$221,226

Commitments and contingencies (note 12)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Revenue	$372,511	$216,131	$139,231
Cost of sales (note 8)	335,490	194,470	128,380
Gross profit	37,021	21,661	10,851

Expenses:
Selling, general and administrative expenses (note 15)	27,040	18,062	13,960
Change in fair value of warrant liability	(279)	111	—
Change in fair value of contingent consideration	(3,050)	—	—
Restructuring charges (notes 4 and 14)	7,955	172	1,732
Impairment of property, plant and equipment	—	—	1,601
Gain on disposal of property, plant and equipment	—	(30)	(60)
Operating earnings (loss)	5,355	3,346	(6,382)
Interest expense (note 4)	10,562	3,117	903
(Loss) earnings before income taxes	(5,207)	229	(7,285)
Income tax expense (recovery) (note 9)
Current	948	752	639
Deferred	(160)	(75)	(79)
	788	677	560
Net loss and comprehensive loss	$(5,995)	$(448)	$(7,845)

Basic loss per share	$(0.23)	$(0.02)	$(0.47)

Diluted loss per share	$(0.23)	$(0.02)	$(0.47)
Weighted average number of shares outstanding (note 10)
Basic	25,745,499	19,176,198	16,788,231
Diluted	25,745,499	19,176,198	16,788,231

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except for number of shares)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, January 1, 2017	16,510,180	$391	$264,928	$(238,832)	$26,487
Conversion of restricted stock units	482,447	5	(5)	—	—
Stock-based compensation (note 7)	—	—	432	—	432
Net loss for the year	—	—	—	(7,845)	(7,845)
Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

Modified retrospective adoption of ASC 606 – Revenue from contracts with customers (note 4)	—	—	—	320	320
RSU vested and stock options exercised	418,986	4	357	—	361
Issuance of common shares from rights offering (note 6)	5,777,768	58	12,529	—	12,587
Stock-based compensation (note 7)	—	—	407	—	407
Net loss for the year	—	—	—	(448)	(448)
Balance, December 30, 2018	23,189,381	458	278,648	(246,805)	32,301

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity

Balance, December 30, 2018	23,189,381	458	278,648	(246,805)	32,301

Treasury stocks (note 6)	(21,264)	—	(75)	—	(75)
RSU vested and stock options exercised	385,153	4	42	—	46
Issuance of common shares from rights offering (note 6)	4,642,030	46	13,998	—	14,044
Stock-based compensation (note 7)	—	—	776	—	776
Net loss for the year	—	—	—	(5,995)	(5,995)
Balance, December 29, 2019	28,195,300	508	293,389	(252,800)	41,097

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Cash provided by (used in):

Operations:
Net loss	$(5,995)	$(448)	$(7,845)

Items not involving cash:

Depreciation of property, plant and equipment	6,548	3,791	3,588
Amortization of intangible assets	7,188	1,065	—
Unrealized gain on unsettled forward exchange contracts	—	(353)	(918)
Impairment of property, plant and equipment	—	—	1,601
Write down of property, plant and equipment	158	—	—
Deferred income taxes	(160)	(75)	(79)
Amortization of deferred financing fees	1,592	194	27
Stock-based compensation	775	407	432
Change in fair value of warrant liability	(279)	111	—
Change in fair value of contingent consideration	(3,050)	—	—
Gain on sale of property, plant and equipment	—	(30)	(60)

Change in non-cash operating working capital:

Accounts receivable	3,067	(24,030)	(6,469)
Unbilled contract assets	(5,866)	(7,949)	—
Inventories	5,377	(8,027)	(1,689)
Prepaid expenses, derivative and other assets	(1,018)	(883)	311
Income taxes receivable/payable	305	(179)	(142)
Accounts payable	(2,612)	23,698	2,159
Accrued liabilities	(1,875)	4,921	237
Restructuring liability	1,597	—	—
Net change in operating lease right of use asset and liability	(50)	—	—
	5,702	(7,787)	(8,847)

Financing:
Net advances of revolving credit facility	9,681	12,829	9,460
Repayment of long-term debt	(23,250)	(8,000)	(2,000)
Net advances of long-term debt	—	62,000	-
Principal payment of finance lease obligations	(1,565)	(487)	(395)
Purchase treasury stock	(75)	—	—
Proceeds from exercise of stock options	46	361	—
Proceeds from issuance of common stock (rights offering)	14,044	12,587	—
Deferred financing costs	(940)	(3,463)	(51)
	(2,059)	75,827	7,014

Investing:

Purchase of property, plant and equipment	(3,876)	(4,410)	(1,471)
Acquisition of MC Assembly – net of cash acquired	—	(67,600)	—
Proceeds from leasehold improvement	—	—	56
Proceeds from sale of property, plant and equipment	—	35	281
	(3,876)	(71,975)	(1,134)

(Decrease)in cash	(233)	(3,935)	(2,967)
Cash, beginning of year	1,601	5,536	8,503
Cash, end of the year	$1,368	$1,601	$5,536

Supplemental Information:
Cash interest paid	$7,648	$2,294	$834
Cash taxes paid	$771	$1,000	$786
Cash tax refund	$159	$—	$—
Property, plant and equipment acquired through finance lease	$135	$882	$—
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$229	$384	$23

 See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”, “we” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC has manufacturing facilities in United States and Mexico with 2,805 employees of which 2,546 were full time and contract employees.

During the fourth quarter of 2019 we ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites (See Note 4 and 14)

SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the test and measurement, retail and payment systems, telecom, networking and communications, medical and safety, industrial, power and clean technology, semiconductors, and avionics, aerospace and defense market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and a supply chain center in the United States.

The Company’s financial reporting year is a 52 or 53 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 31, 2018 to December 29, 2019 (“year ended December 29, 2019”), January 1, 2018 to December 30, 2018 (“year ended December 30, 2018”), and January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”).

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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, deferred tax asset valuation allowance, impairment of long-lived assets, including intangibles and operating lease right-of-use assets, impairment of goodwill, estimation of percentage completion on satisfying performance obligations under ASC Topic 606, fair of value of assets and liabilities associated with business combinations, including contingent consideration and inventory valuation. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.

(iv)	Revenue recognition – ASC Topic 606 adopted January 1, 2018

Revenue is derived primarily from the sale of electronics components that are built to customer specifications. Revenue from the sale of products is recognized as goods are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses an input method of direct manufacturing inputs to measure progress towards satisfying its performance obligation associated with WIP inventory.

If assumptions change related to the inputs or outputs utilized to estimate the performance obligation associated with WIP inventory, this could have a material impact on the revenue and corresponding margin recognized.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized when performance obligation is complete to the customer which occurs when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

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

Inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials and at the lower of cost and net realizable value for finished goods that are recognized at a point in time.. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment. Parts inventory is valued at lower of cost and net realizable value.

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

Other measurement period adjustments and continent consideration that is classified as a financial liability are remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statement of loss and comprehensive loss.

(viii)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company assigns its goodwill to the reporting units (or groups of reporting units that have similar economic characteristics) that are expected to benefit from the synergies of the business combination and at least on an annual basis at the end of the fourth quarter, performs a qualitative assessment of its reporting units goodwill and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit (or group of reporting units) level by comparing the reporting unit’s (or group of reporting units) carrying amount, including goodwill, to the fair value of the reporting unit (or group of reporting units). The fair value of the reporting unit (or group of reporting unit) is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit (or group of reporting units) exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit (or group of reporting units) to the total fair value of the reporting unit (or group of reporting units). Any impairment loss is expensed in the consolidated statement of operations and is not reversed if the fair value subsequently increases.

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

Amortization is generally calculated on a straight-line basis over the expected useful lives (in years) as follows:

Customer relationships	10
Order backlog	1.5
Trade name	1
Non-compete agreements	2

(x)	Property, plant and equipment

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

(xi)	Leases

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

Commending January 1, 2019 lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding right-of-use asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company's incremental borrowing rate. Prior to January 1, 2019 this accounting was only applied to finance leases.

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

(xii)	Income taxes

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

(xiii)	Earnings per common share

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

(xiv)	Translation of foreign currencies

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

(xv)	Financial instruments

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term nature of these instruments. The fair values of the revolving credit facility and finance lease obligations approximate the carrying values as the obligations bear rates currently available for debt with similar terms, maturities and credit rating.

The Company accounts for outstanding warrants based on the fair value of the underlying obligation. The Company has outstanding warrants with cashless exercise prices, and therefore the underlying shares expected to be issued are valued at the Company’s stock price as this reflects the best estimate of the fair value of the warrant obligation. The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss in selling, general and administrative expenses.

(xvi)	Shipping and handling costs

Shipping and handling costs are included as a component of cost of sales.

(xvii)	Stock-based compensation

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

(xviii)	Fair value measurements

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

(xix)	Impairment of long-lived assets, right of use assets and intangible assets

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

(xx)	Restructuring charges

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

(xxi)	Post-employment benefits

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

(xxii)	Accounting policies in effect for prior years

Leases – ASC 840 – year ended December 30, 2018 and December 31, 2017

The Company leases various office facilities and manufacturing equipment. The Company determines if the lease should be classified as an operating lease or a capital lease based on the criteria defined in ASC 840.

If determined to be an operating lease, the lease charges are expensed on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Capital leases are calculated at the inception of the lease based on the present value of the remaining lease payments over the lease term. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company's incremental borrowing rate. Capitalized lease assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive income.

Revenue – ASC 605 – year ended December 31, 2017

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

Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

(xxiii)	ASC 606: Revenue from Contracts with Customers

General description of the guidance

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

Satisfaction of performance obligations

The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer or customer designated location. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications. Revenue is recognized as the customized components are manufactured over time. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses an input method of direct manufacturing inputs to measure progress towards satisfying its performance obligation associated with WIP inventory.

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

Impact of adoption of ASC 606

The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet in connection with the adoption of ASC 606, Revenue from Contracts with Customers was as follows:

	Balance at December 31, 2017 (pre-adoption of ASC 606)	ASC Topic 606 adjustments	Balance at January 1, 2018

Assets
Inventories	$22,363	$(3,414)	$18,949
Unbilled contract assets	—	3,734	3,734

Shareholders’ Equity
Total shareholders’ equity	$19,074	$320	$19,394

The following table presents the impacted financial statements line items in the consolidated balance sheet as of December 30, 2018:

	Balances pre adoption of ASC 606	ASC Topic 606 adjustments	As reported

Unbilled contract assets	$—	$20,405	$20,405
Inventories	73,075	(20,013)	53,062

Total shareholders’ equity	30,916	392	31,308

The following table presents the impacted financial statement line items in the consolidated statements of operations and comprehensive income (loss) for the year ended December 30, 2018:

	Balances pre adoption of ASC 606	ASC Topic 606 adjustments	As reported

Revenues
Revenue	$211,597	4,534	216,131

Cost of sales	190,007	4,463	194,470

Gross profit	21,590	71	21,661
Income tax expense	677	—	677
Net loss	(519)	71	(448)

(xxiv)	Recently adopted accounting pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of December 31, 2018 as started in Note 2.

In June 2018, the Financial Accounting Standards Board (the “FASB”) published ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendment simplifies the application of share-based payment accounting for non-employees. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The impact of the adoption of the standard did not have a material impact on the consolidated financial

(xxv)	Recent Accounting Pronouncements Not Yet Adopted

In May 2016, the FASB published ASU 2016-13 Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of Topic 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB published ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which made certain amendments and corrections to the original codification. In May 2019, the FASB published ASU 2019-05 Financial Instruments – Credit losses (Topic 326) which made transitional relief available, specifically allowing the option to elect a fair value option for financial instruments measured at amortized cost. In November 2019, the FASB published ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments – Credit losses, which made certain amendments and corrections to the original codification. The amendment is effective for years beginning after December 15, 2019 including interim periods with those years. The Company continues to evaluate the impact of this accounting standard. The impact of adoption of the standard has not yet been determined.

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for income taxes. The purpose of this codification is the simply the accounting for income taxes, which addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intraperiod allocation when there are losses, in addition to calculation of income taxes when current year to date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption of the standard has not yet been determined and is being evaluated.

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

Consolidated balance sheets

Accounts receivable—net:

	December 29, 2019	December 30, 2018
Trade accounts receivable	$71,113	$72,937
Other receivables	1,098	447
Allowance for doubtful accounts	(2,292)	(398)
Accounts receivable—net	$69,919	$72,986

The increase in the allowance for doubtful accounts pertains primarily to one customer previously serviced out of Dongguan China. This has been provisioned and included with the restructuring charges for the closure of the facility. Refer to note 14 for further details.

Unbilled contract assets:

	December 29, 2019	December 30, 2018
Opening	$20,405	$3,734
Contract assets additions	350,709	205,387
Contract assets invoiced	(344,843)	(188,716)
Ending	$26,271	$20,405

Inventories:

	December 29, 2019	December 30, 2018
Raw materials	$48,067	$52,102
Work in process	—	—
Finished goods (1)	—	418
Parts and other	586	896
Provision for obsolescence (2)	(827)	(213)
Inventories	$47,826	$53,203

(1)	Finished goods as at December 30, 2018 represent inventory procured for resale.

(2)

The increase in the provision for obsolescence primarily pertains to customers previously serviced out of the Dongguan facility. These have been provisioned and included with the restructuring charges for the closure of the facility. Refer to note 14 for further details.

Property, plant and equipment—net:

	December 29, 2019	December 30, 2018
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a) (e)	42,732	40,083
Office furniture and equipment (c) (e)	1,005	845
Computer hardware and software (d)(e)	3,979	3,945
Leasehold improvements (e)	4,265	3,863
	72,614	69,368

Less accumulated depreciation and impairment:
Land	—	—
Buildings (b)	(10,392)	(9,190)
Machinery and equipment (a) (e)	(31,192)	(27,093)
Office furniture and equipment (c) (e)	(546)	(457)
Computer hardware and software (d) (e)	(3,289)	(3,053)
Leasehold improvements (e)	(1,885)	(1,415)
	(47,304)	(41,208)
Property, plant and equipment—net	$25,310	$28,160

(a)

Included within machinery and equipment were assets under finance leases with costs of $2,275 as of December 29, 2019 and December 30, 2018 and associated accumulated depreciation of $974 and $409 as of December 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended December 29, 2019 and December 30, 2018 was $565 and $187, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance lease of $9,082 as of December 29, 2019 and December 30, 2018 and associated accumulated depreciation of $900 and $96 as of December 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended December 29, 2019 and December 30, 2018 was $804 and $96, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $307 and $158 and associated accumulated depreciation of $52 and $6 as of December 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended December 29, 2019 and December 30, 2018 was $46 and $6, respectively.

(d)

Included within computer hardware were assets under finance leases with costs of $91 and $91 and associated accumulated depreciation of $51 and $20 as of December 29, 2019 and December 30, 2018, respectively. The related depreciation expense for the year ended December 29, 2019 and December 30, 2018 was $31 and $20, respectively.

(e)

Included in restructuring charges for 2019 were write down charges of $158 associated with property, plant and equipment with no future benefit related to the Dongguan manufacturing facility (note 14). Write down charges of $44 were incurred on machinery and equipment with cost of $253 and accumulated amortization of $209. Write down charges of $6 were incurred on office furniture and fixtures with cost of $25 and accumulated amortization of $19. Write down charges of $25 were incurred on computer hardware and software with cost of $220 and accumulated amortization of $195. Write down charges of $83 were incurred on leasehold improvements with cost of $111 and accumulated amortization of $28.

Intangible assets:

	December 29, 2019	December 30, 2018
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000

Less accumulated amortization:
Customer relationships	(1,414)	(178)
Order backlog	(5,333)	(673)
Trade name	(1,300)	(188)
Non-compete agreements	(206)	(26)
	(8,253)	(1,065)
Intangible assets—net	$12,747	$19,935

These intangible assets arose from the acquisition of MC Assembly Holdings Inc. in November 2018 and were allocated to the following operating segments:

	December 29, 2019	December 30, 2018
U.S.	$3,824	$5,980
Mexico	8,923	13,955
Total	$12,747	$19,935

Amortization expense of $7,188 for the year end December 29, 2019 and $1,065 for the year ended December 30, 2018 are recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Amortization expense for the next five years and thereafter is as follows:

2020	$3,046
2021	1,235
2022	1,235
2023	1,235
2024	1,235
2025 and thereafter	4,761
Total amortization	$12,747

Goodwill:

The carrying value of goodwill as at December 29, 2019 was $18,165 (December 30, 2018 – $18,165). This goodwill arose from the acquisition of MC Assembly Holdings Inc. in November 2018 and was allocated to the following operating segments that are expected to benefit from the synergies of this business combination and has not changed since the acquisition:

	December 29, 2019	December 30, 2018
U.S.	$5,449	$5,449
Mexico	12,716	12,716
Total	$18,165	$18,165

The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment. The assessment is done at the operating segment level as the group of components (production facilities) within each operating segment all have similar economic characteristics. The Company completed its annual goodwill impairment testing as of the end of the fourth quarter and concluded that there was no impairment of goodwill for any of its segment reporting units.

Accrued liabilities:

	December 29, 2019	December 30, 2018
Payroll	$5,504	$5,637
Customer related	2,185	2,237
Vendor related	1,742	2,048
Professional services	612	702
Rebates	—	236
Interest	860	381
Rent	—	428
Other	261	1,371
Total	$11,164	$13,040

Consolidated statements of operations and comprehensive loss

Interest expense:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Long-term debt	$5,672	$1,440	$454
Revolving credit facility	2,455	1,173	395
Amortization of deferred financing costs	176	58	27
Amortization of debt issuance costs	1,416	136	—
Obligations under finance lease	843	206	27
Write down of deferred financing fees	—	104	—
Interest expense -net	$10,562	$3,117	$903

5.	Debt and finance leases

(a) Revolving credit and long-term debt facilities

	December 29, 2019	December 30, 2018
Revolving credit facility	$34,701	$25,020

Term loans:
Term loan A facility	$38,750	$50,000
Term loan B facility	—	12,000
	38,750	62,000
Less deferred debt issue costs	(2,286)	(2,750)
Less unamortized discount on debt	(1,464)	(1,843)
Total term loans	$35,000	$57,407
Less current portion	(1,250)	(1,368)
Long term portion	$33,750	$56,039

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

The Company also borrows money under a Financing Agreement (the “Financing Agreement”). The lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as collateral agent for the Lenders (“TCW”), govern a term loan A facility (“Term A Loan Facility” and, together with the PNC Facility, the “Credit Facilities”) and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

Below table outlines the Term A Loan Facility scheduled amortization payments and the balance which would be due at maturation on November 8, 2023:

2020	$1,250
2021	2,500
2022	2,500
2023	32,500
Total	38,750

On March 29, 2019, the Company entered into Amendment No. 1 to the PNC Facility and the Financing Agreement. The Amendments, among other things, amends the required senior leverage ratio initially set forth in the PNC Facility and the Financing Agreement by increasing the senior debt leverage ratio from 3.50x to 3.75x.

On July 3, 2019, the Company, entered into Amendment No. 2 to Financing Agreement. The Amendment, among other things, provides that the net cash proceeds received by the loan parties from the Company’s (i) offering of subscription rights to the Company’s stockholders and holders of the Company’s outstanding warrants that closed in June 2019, and (ii) registered direct offering of shares of the Company’s common stock directly to certain investors that closed in June 2019 shall be applied (a) first, to the Company’s term loan B facility (and the accrued and unpaid interest thereon) until paid in full in the aggregate amount of $12,022, and (b) second, to the borrowers under the Agreement in the remaining amount thereof for working capital and general corporate purposes.

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

At December 29, 2019, $34,701 (December 30, 2018 - $25,020) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. As at December 29, 2019, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $21,644 (December 30, 2018 - $13,974). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $65,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At December 29, 2019, $38,750 (December 30, 2018 - $50,000) was outstanding under the TCW Term Loan A Facility and $Nil (December 30, 2018 - $12,000) under the TCW Term Loan B Facility. The Term Loan A Facility is reported on the consolidated balance sheet net of deferred financing fees of $2,286 (December 30, 2018 - $2,750) and a discount on debt of $1,464 (December 30, 2018 - $1,843) related to the outstanding warrants described below. On July 3, 2019, the Company repaid the TCW Term Loan B Facility in full. On August 8, 2019, the Company repaid an additional $10,000 on the TCW Term Loan A Facility. In addition, the Company made scheduled amortization payments of $1,250 on the Term Loan A Facility during 2019.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the Credit Facilities and are jointly and severally guaranteed by certain other subsidiaries of the Company. Repayments under the PNC Facility and the Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities.

The Company was in compliance with the covenants included in the Credit Facilities as at December 29, 2019.  Management projects compliance with the financial covenants included in the Credit Facilities, however note that there are key assumptions included in these cash flow projections to support covenant calculations specifically related to earnings before interest, income taxes and depreciation, as well as anticipated debt levels.  The estimate of cash flows are sensitive to these key assumptions, for instance, when considering our anticipated earnings before interest, income taxes, depreciation and amortization over the next six month period, a reduction of approximately 16% and 7% respectively, could result in the breach of a covenant relative to its impact on our trailing twelve months results used in calculating covenant compliance for our first and second quarter 2020 results.  The Company safeguards against this through taking measures to reduce its inventory, revolving credit facility and term debt balances accordingly in order to comply with lenders covenants.

Unless our underlying customers demand changes as a result of the coronavirus outbreak, we expect to see minimal impact on our business in the first two quarters of 2020. Beyond that as a result of the measures being taken that are designed to contain the spread of the virus, our suppliers may not have the materials, capacity or capability to supply our components according to our schedule and specifications if the outbreak continues which could delay our release or delivery of our customers products or require us or our customers to make unexpected changes to such products which may materially affect our business and operating results and future compliance with our financial covenants for 2020.

The Company continues to monitor operations and results closely and manage debt levels relative to our operational results to ensure compliance with its lenders covenants.

(c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Financing Agreement and outstanding as at December 29, 2019. As a result of the anti-dilution provision contained in the warrants that were triggered in connection with the Rights Offering and the Registered Direct Offering in June 2019, the warrants were exercisable to purchase an additional 7,214 shares of common stock (or a total of 511,949) at December 29, 2019. These warrants are exercisable on a cashless basis, or for an exercise price of $0.01. The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $3.38 per unit or $1,730 as at December 29, 2019 ($3.98 per unit or $2,009 – December 30, 2018). The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss.

(d) Leases

The Company leases certain facility leases in various jurisdictions, including office space, manufacturing and warehouse space. The Company also leases certain production equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Total short-term lease costs for the three and nine months ended December 29, 2019 was not significant.

Most leases contain renewal options, which are exercisable at the Company’s sole discretion. The extension terms are typically one to five years. Some leases may include options to purchase the leased property. The depreciable life is limited to the lease term unless title transfers or it is reasonably certain that a purchase option will be exercised. Operating lease liabilities recognized do not include $1,522 related to options to extend lease terms that were not reasonably certain of being exercised as at December 29, 2019. Finance lease liabilities do not include $6,456 related to options to extend lease terms that were not reasonably certain of being exercised as at December 29, 2019.

We rent and sublease one facility lease that is not occupied by SMTC.

Leases	Classification	December 29, 2019 ($)
Assets
Operating lease assets	Operating lease right-of-use-asset	3,330
Finance lease assets (a)	Property, plant and equipment	9,778
Total leased assets		13,108
Liabilities
Current
Operating leases	Current portion of operating lease obligations	1,128
Finance leases	Current portion of finance lease obligations	1,226
Noncurrent
Operating leases	Operating lease obligations	2,615
Finance leases	Finance lease obligations	8,838
Total lease liabilities		13,807

(a)	Refer to note 4 for details of the corresponding balances and accumulated amortization included within property, plant and equipment

Lease Cost	Classification	December 29, 2019 ($)
Operating lease costs
Fixed lease costs	Cost of sales	2,609

Finance lease costs
Depreciation of leased assets	Cost of sales	1,446
Interest on lease liabilities	Interest expense	843
Sublease income	Selling, general and administrative expenses	244

Maturity of lease liabilities as at December 29, 2019	Operating leases	Finance leases	Total
2020	1,371	1,985	3,356
2021	930	1,667	2,597
2022	632	1,325	1,957
2023	606	1,263	1,869
2024	621	1,252	1,873
Thereafter	251	6,742	6,993
Total lease payments	4,411	14,234	18,645
Less: Interest	(668)	(4,170)	(4,838)
Present value of lease liabilities	3,743	10,064	13,807

The company’s future minimum lease payments as of December 30, 2018, in accordance with legacy lease accounting standards, under non-cancelable operating and financing lease agreements were as follows:

Operating lease obligations as at December 30, 2018	$7,056
Less: Effect of election for “short-term”	(98)
Discounting at 8.0%	(1,043)
Total operating lease liability as at December 31, 2018	5,915

Lease term and discount rate	December 29, 2019
Weighted average remaining term (years)
Operating leases	4.4
Finance leases	9.0
Weighted average discount rate
Operating leases	8.0%
Finance leases	8.0%

Other information	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,196
Operating cash flows from finance leases	N/A
Financing cash flows from finance leases	1,565
Leased assets obtained in exchange for new operating lease liabilities	—
Leased assets obtained in exchange for new finance lease liabilities	135

6.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at December 29, 2019 and December 30, 2018 consisted of:

(i)

As of December 29, 2019: 38,750,000 shares of common stock (December 30, 2018: 26,000,000), par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of preferred stock, par value $0.01 per share: From time to time the Company may issue preferred stock in one or more series and will fix the terms of that series at the time it is created. As at December 29, 2019, there was no outstanding preferred stock.

On March 13, 2019, our Board approved the Charter Amendment to our Certificate of Incorporation to increase the number of authorized shares available for issuance under our Certificate of Incorporation. The Charter Amendment to our Certificate of Incorporation increased the total number of authorized shares of capital stock available for issuance by our Company to 43,750,000 shares, consisting of 38,750,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. This amendment was approved by stockholders in the annual general meeting on May 9, 2019.

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	December 29, 2019		December 30, 2018		December 31, 2017
	Number of shares	$	Number of shares	$	Number of shares	$

Common Stock

Balance at beginning of the period	23,189,381	$458	16,992,627	$396	16,510,180	$391
Shares issued pursuant to:
Issuance of common shares from rights offering	4,642,030	46	5,777,768	58	—	—
Treasury Stock (1)	(21,264)	—	—	—	—	—
Conversion of restricted stock units or exercise of stock options	385,153	4	418,986	4	482,447	5

Balance at end of the year	28,195,300	508	23,189,381	$458	16,992,627	$396

Total Common Stock		$508		$458		$396

(1)

Treasury stock represents vested restricted stock awards issued into shares of common stock withheld by the Company which employees forfeited to address the corresponding tax withholding during the year ended December 29, 2019. No Treasury stock was outstanding as at December 29, 2019 as it was then issued based on vested restricted stock units during the year ended December 29, 2019. No Treasury stock was issued or outstanding for the years ended December 30, 2018 or December 31, 2017.

Rights Offering and Registered Direct Offering:

In June 2019, the Company completed our (i) offering of subscription rights (the “Rights Offering”) to our stockholders and holders of our outstanding warrants as of the close of business on May 24, 2019, which was fully subscribed for the maximum offering amount of $9,136 and (ii) registered direct offering (the “Registered Direct Offering” and, together with the Rights Offering, the “Offerings”) of 1,732,483 shares of our common stock directly to certain investors, resulting in net proceeds to us of approximately $14,044, after deducting the offering expenses and fees payable by us. The proceeds of the Offerings were used, in part, to repay the Term Loan B Facility in full as at July 3, 2019.

7.	Stock-based compensation

2019 Incentive Plan:

The Company maintains the SMTC Corporation 2019 Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in May 2019, which superseded the SMTC Corporation 2010 Incentive Plan. The total number of shares remaining available for future issuance under the 2019 Plan as at December 29, 2019 is 1,379,508.

Stock options

The Company settles its stock options in shares of common stock. A summary of stock option activity under the Incentive Plans for the years ended December 31, 2017, December 30, 2018 and December 29, 2019 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at January 1, 2017	616,766	1.82
Options granted	1,468,716	1.29
Options forfeited	(40,722)	1.80
Options expired	(174,007)	1.89
Options exercised	—	—
Outstanding balance at December 31, 2017	1,870,753	1.39
Options granted	385,929	2.16
Options forfeited	(316,180)	1.25
Options expired	—	—
Options exercised	(220,678)	1.71
Outstanding balance at December 30, 2018	1,719,824	$1.55
Options granted	650,000	3.67
Options forfeited	—	—
Options expired	—	—
Options exercised	(25,450)	1.80

Outstanding balance at December 29, 2019	2,344,374	2.14	2,016	8.6

Exercisable balance at December 29, 2019	1,088,140	1.55	1,992	7.2

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

	Year ended December 29, 2019		Year ended December 30, 2018	Year ended December 31, 2017
Black-Scholes weighted-average assumptions

Expected dividend yield		N/A	0. 0%		N/A
Expected volatility		N/A	42.1%		N/A
Expected forfeiture		N/A	30.0%		N/A
Risk-free interest rate		N/A	2.84%		N/A
Expected stock option life in years		N/A	4.0		N/A

Weighted-average stock option fair value per stock option granted	$	N/A	$1.00	$	N/A

All stock options granted during 2019 have market-based performance conditions such that tranches of stock awards vest and are issuable only if the Company’s common stock meets or exceeds specified target market prices during the vesting period as defined by the administrator of the 2019 Plan. If the market-based performance conditions are not met during the option life (10 years), the stock options will not vest and will expire. These stock options with market-based performance conditions have been valued using the Binomial Model. The following weighted average assumptions were used in calculating the estimated fair value of awards with market-based performance conditions used to compute stock-based compensation expenses:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Binomial Model weighted-average assumptions

Stock Price	$3.67	$2.07	$1.29
Expected volatility	50.0%	43.0%	43.0%
Expected forfeiture	30.0%	30.0%	30.0%
Risk-free interest rate	2.10%	1.02%	1.02%
Expected stock option life in years	3.0	4.0	4.9

Weighted-average stock option fair value per award granted	$0.95	$0.47	$0.30

During the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $275, $157 and $75, respectively.

During the years ended December 29, 2019, December 30, 2018 and December 31, 2017, 312,494, 629,893 and 53,622 options vested, respectively. As at December 29, 2019, compensation expense of $753 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of December 29, 2019:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
300,658	1.80	269,408	1.80
671,858	1.23	403,116	1.23
335,929	1.26	201,558	1.26
50,000	2.74	12,500	2.74
335,929	2.07	201,558	2.07
650,000	3.67	—	—
2,344,374	2.14	1,088,140	1.55

 Restricted Stock Units and Restricted Stock Awards

Restricted Stock Units (“RSU”) are settled in shares of common stock. RSUs are issued under the 2019 Plan and have same terms and conditions as other equity compensation awards issued under the 2019 Plan. RSUs are valued at the closing stock price on the date the RSUs are granted. RSUs typically have vesting terms of one to three years. The compensation expense is recorded on a straight line basis over the vesting period. Restricted Stock Awards (“RSA”) may be issued which typically vest upon grant, however may include certain forfeiture conditions. RSAs are issued under the 2019 Plan and have same terms and conditions as other equity compensation awards issued under the 2019 Plan.

No RSU’s with market-based performance conditions were granted in 2019, 2018 or 2017. RSU’s issued and outstanding include time-based vesting conditions.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)

Outstanding balance at January 1, 2017	1,090,126	1.22
RSU granted	229,950	1.50
RSU forfeited	(261,606)	0.89
RSU converted into common shares	(482,447)	1.72

Outstanding balance at December 31, 2017	576,023	1.13	1.84

RSU/RSA granted	54,811	3.09
RSU forfeited	(75,151)	0.91
RSU/RSA converted into common shares	(198,306)	1.82

Outstanding balance at December 30, 2018	357,377	$0.96	1.21

RSU/RSA granted	375,326	3.55
RSU forfeited	(25,000)	1.38
RSU/RSA converted into common shares	(359,703)	1.54

Outstanding balance at December 29, 2019	348,000	3.16	2.23

During the periods ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $501, $250, and $357, respectively, with respect to RSUs and RSAs.

8.	Financial Instruments and Risks

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

The Company also borrows money under the Financing Agreement. The Term Loan A Facility matures on November 8, 2023. The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. In July 2019, the Company paid the Term Loan B Facility in full. In August 2019, the Company paid $10,000 off the Term Loan A Facility.

The impact of a 10% change in interest rates would have a significant impact on our reported earnings.

10% increase in interest rate (millions)	$0.6
10% decrease in interest rate (millions)	$(0.6)

Derivative Forward Contracts and Foreign Currency Exchange Risk

Given the Company’s global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian and Mexican and payroll, Euro based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company has historically entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Canadian dollar and Mexican peso. There were no outstanding forward foreign exchange contracts at December 29, 2019. The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (millions)	$2.3
10% decrease in both the CAD and PESO foreign exchange rates (millions)	$(2.9)

The Company has historically entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to a portion of forecasted Canadian dollar denominated payroll, rent and utility cash flows and Mexican peso denominated payroll, rent and utility cash flows. These contracts were effective economic hedges, but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes. The Company had no forward foreign exchange contracts outstanding as at December 29, 2019.

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on December 29, 2019 was $NIL (2018 – unrealized gain of $353) (2017 – unrealized gain of $918) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized loss on settled contracts during 2019 was $89 (2018 – realized loss $118) (2017 – realized loss $116), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	December 29, 2019	December 30, 2018
Average USD:CAD contract rate	—	N/A
Average USD:CAD mark-to-market rate	—	N/A
Average USD:PESO contract rate	—	20.43
Average USD:PESO mark-to-market rate	—	19.66

The derivative asset as at December 29, 2019 was $NIL ($15 as at December 30, 2018) and derivative liability as at December 29, 2019 was $NIL ($Nil as at December 30, 2018) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange loss of $394 was recognized for the fiscal year ended December 29, 2019 (December 30, 2018 – loss of $181, December 31, 2017 – gain of $98).

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. During the fiscal year ended December 29, 2019, the Company recorded an additional provision for bad debt expense of $2,125 million predominantly related to one customer which was serviced out of the Dongguan China facility and included within restructuring charges. The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss or defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at December 29, 2019.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of finance lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at December 29, 2019, the Company’s liquidity was comprised of $1,368 in cash on hand and $21,644 of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which had $21,644 of funds available as at December 29, 2019 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

On July 3, 2019, the Company used the net proceeds from the Rights Offering to repay the $12,000 of borrowings outstanding under its Term Loan B Facility. On August 8, 2019, the Company repaid an additional $10,000 of the portion of borrowings outstanding under its Term Loan A Facility, which was funded through the use of our PNC Facility.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at December 29, 2019, are comprised of the following:

	As at December 29, 2019		As at December 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$1,368	1,368	$1,601	$1,601

Level 2
Derivative assets	—	—	15	15
Revolving credit facility	34,701	34,701	25,020	25,020
Current and long term debt	35,000	38,750	57,407	62,000
Warrant liability	1,730	1,730	2,009	2,009

Level 3
Contingent consideration	—	—	3,050	3,050

9.	Income taxes

The Company recorded the following income tax expense for the years ended December 29, 2019:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Current:
Federal/State	$(39)	$102	$18
Foreign	987	650	621

	948	752	639
Deferred:
Federal	—	—	—
Foreign	(160)	(75)	(79)

	(160)	(75)	(79)

Income tax expense	$788	$677	$560

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the years ended December 29, 2019:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Federal income tax expense (recovery)	$(1,093)	$48	$(2,550)
State income tax expense (recovery), net of federal tax benefit	199	24	26
Change in income tax rates due to tax reform	—	—	7,944
Loss (income) of foreign subsidiaries taxed at different rates	14	586	333
Change in valuation allowance	3,249	(61)	(6,146)
Foreign tax credit	113	869	302
Reassessment of losses by tax authority	—	—	—
Deemed income inclusion of foreign subsidiary	203	170	79
Expiry of operating loss carry forwards	19	226	441
Permanent and other differences	(1,916)	(1,185)	131

Income tax expense	$788	$677	$560

For income tax purposes, income (loss) before income taxes consisted of the following for the years ended December 29, 2019:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Domestic (U.S.)	$(1,969)	$1,569	$(6,089)
Foreign (Non U.S.)	(3,238)	(1,340)	(1,196)

	$(5,207)	$229	$(7,285)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	December 29, 2019	December 30, 2018
Deferred income tax assets - net:
Net operating loss carryforwards	$19,646	$20,451
Interest deduction carry forwards	2,907	1,568
Capital loss carryforwards	3,563	3,563
Tax credit carryforwards	4,310	4,911
Property, plant and equipment and other assets	(3,981)	(5,089)
Reserves, allowances and accruals	4,314	2,056
Other	1,255	1,145

	32,014	28,605
Valuation allowance	(31,474)	(28,225)

Net deferred income tax assets	$540	$380

At December 29, 2019, the Company had total net operating loss (“NOL”) carry forwards of $106,977 of which $78,727, $23,398 and $4,852 pertains to loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. Net operating loss carryforwards of $8,545 will expire between 2022 and 2024, $36,275 will expire between 2025 and 2030, $42,853 will expire between 2031 and 2036, $15,811 will expire between 2037 and 3039, and the remainder of $3,493 is available for indefinite carryforward.

Prior to its acquisition by the Company, MCA had NOL carry forwards of $15,300. Pursuant to Section 382 of the Internal Revenue Code, MCA’s "ownership change" on November 8, 2018, within the meaning of this Section, resulted in limits on the Company's ability to utilize these losses. Management has determined NOL utilization to be limited to $3,909 annually, and believes that sufficient losses are otherwise available such that there is little, if any, adverse tax consequence of this limitation.

At December 29, 2019 and December 30, 2018, the Company had no gross unrecognized tax benefits associated with uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, which includes a broad range of tax reform proposals, with many provisions significantly differing from current U.S. tax law. Management has considered the impact of these provisions, including a decrease in the federal corporate income tax rate, from 35% to 21% for years beginning after December 31, 2017, substantially reducing the value of the Company's deferred tax assets. The Company has recorded a corresponding reduction to its deferred tax asset of $7,944 as at December 31, 2017. The reduction in the Company's deferred tax assets is fully offset by a corresponding reduction to the valuation allowance.

10.	Loss per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

Number of common shares	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Basic weighted average shares outstanding	25,745,499	19,176,198	16,788,231
Dilutive stock awards (a) (b)	—	—	—

Diluted weighted average shares outstanding	25,745,499	19,176,198	16,788,231

(a)	Dilutive stock awards include outstanding RSUs, in-the money stock options and outstanding exercisable warrants determined using the treasury stock method.

(b)

For the periods ended December 29, 2019, December 30, 2018 and December 31, 2017, as a result of a net loss for the periods, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, dilutive stock awards would have been calculated as 1,284,682 for the fiscal year ended December 29, 2019 (1,331,226 for the fiscal year ended December 30, 2018 and 608,102 for the fiscal year ended December 31, 2017).

11.	Segmented information

General description

In 2019 the Company operated and managed by geographic region which are the United States, Mexico and China which are our operating and reportable segments. During the fourth quarter of 2019 the Company ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites. We utilize each reportable segment’s contribution (revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Contribution by country is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating segment management are directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
Revenue
U.S.	$118,240	$42,994	$21,269
Mexico	237,213	155,261	99,577
China	32,580	29,257	27,349
Total	$388,033	$227,512	$148,195
Intersegment revenue
U.S.	$(553)	$(1,213)	$(255)
Mexico	(1,407)	(2,459)	(13)
China	(13,562)	(7,709)	(8,696)
Total	$(15,522)	$(11,381)	$(8,964)
Net external revenue
U.S.	$117,687	$41,781	$21,014
Mexico	235,806	152,802	99,564
China	19,018	21,548	18,653
Total segment revenue (which also equals consolidated revenue)	$372,511	$216,131	$139,231

Segment contribution
U.S.	$8,072	$1,434	$(1,794)
Mexico	20,356	13,851	7,515
China	4,743	1,792	(1,115)
Total	$33,171	$17,077	$4,606

Corporate expenses	23,190	13,801	10,174
Change in fair value of warrant liability	(279)	111	-
Change in fair value of contingent consideration	(3,050)	-	-
Unrealized foreign exchange gain on unsettled forward exchange contracts	-	(353)	(918)
Restructuring charges	7,955	172	1,732
Interest expense	10,562	3,117	903
(Loss) earnings before income taxes	$(5,207)	$229	$(7,285)

Year ended December 29, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$77,644	$38,550	$2,448	$118,642
Retail and Payment Systems	46,070	—	—	46,070
Telecom, Networking and Communications	15,616	7,349	14,222	37,187
Medical and Safety	32,360	12,429	736	45,525
Industrial, Power and Clean Technology	41,142	34,614	1,612	77,368
Semiconductors	22,974	16	—	22,990
Avionics, Aerospace and Defense	—	24,729	—	24,729
Segment Revenue	235,806	117,687	19,018	372,511

Revenue by category	Mexico	U.S.	China	Total

Point in time	$2,374	$7,894	$1,065	$11,333
Over time	233,432	109,793	17,953	361,178
Total Revenue	235,806	117,687	19,018	372,511

Year ended December 30, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$23,068	$22,752	$-	$45,820
Retail and Payment Systems	40,987	584	5	41,576
Telecom, Networking and Communications	13,467	5,180	18,730	37,377
Medical and Safety	25,977	4,126	1,278	31,381
Industrial, Power and Clean Technology	22,690	4,089	1,535	28,314
Semiconductors	26,613	9	-	26,622
Avionics, Aerospace and Defense	-	5,041	-	5,041
Segment Revenue	152,802	41,781	21,548	216,131

Revenue by category	Mexico	U.S.	China	Total

Point in time	$448	$3,530	$84	$4,062
Over time	152,354	38,251	21,464	212,069
Total Revenue	152,802	41,781	21,548	216,131

Year ended December 31, 2017	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$12,095	$14,250	$-	$26,345
Retail and Payment Systems	33,637	-	-	33,637
Telecom, Networking and Communications	11,031	4,873	9,309	25,213
Medical and Safety	15,673	615	2,557	18,845
Industrial, Power and Clean Technology	5,671	1,276	6,787	13,734
Semiconductors	21,457	-	-	21,457
Segment Revenue	99,564	21,014	18,653	139,231

Revenue by category	Mexico	U.S.	China	Total

Point in time	$1,515	$5,034	$116	$6,665
Over time	98,049	15,980	18,537	132,566
Total Revenue	99,564	21,014	18,653	139,231

Capital expenditures:

The following table contains additions including those acquired through finance leases, to property, plant and equipment for 2019, 2018 and 2017:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
U.S.	$1,217	$1,049	$499
Mexico	2,461	4,328	480
China	155	208	145
Segment total	3,833	5,585	1,124
Corporate and other	23	118	123
Total	$3,856	$5,703	$1,247

Segment assets:

	December 29, 2019	December 30, 2018
Property, plant and equipment (a)
U.S.	$16,904	$15,013
Mexico	10,970	11,851
China	670	1,153
Segment total	28,544	28,017
Corporate and other	96	143
Total	$28,640	$28,160

Other long term segment assets (b)
U.S.	$9,273	$11,429
Mexico	22,179	27,051
China	—	—
Segment total	31,452	38,480
Corporate and other	859	668
Total	$32,311	$39,148

Total segment assets (a)
U.S.	$112,789	$117,322
Mexico	93,349	89,274
China	6,694	13,723
Segment total	212,832	220,319
Corporate and other	547	707
Total	$213,379	$221,226

(a)	Property, plant and equipment information is based on the principal location of the asset. This includes operating lease right of use assets.

(b)	Includes Goodwill, Intangible assets, deferred income taxes and deferred financing costs.

Geographic revenue:

The following table contains geographic revenue based on our customer invoicing location:

	Year ended December 29, 2019	Year ended December 30, 2018	Year ended December 31, 2017
U.S.	$346,757	$175,402	$108,783
Canada	17,206	27,053	19,986
China	8,548	13,676	4,961
Africa	—	—	5,501
Total	$372,511	$216,131	$139,231

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

During the year ended December 29, 2019, one customer comprised 12.8% of revenue. At December 29, 2019, one customer comprised 10% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of total revenue or trade accounts receivable.

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

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at December 29, 2019 with respect to this indemnity.

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

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at December 29, 2019 consist of insurance installments of $430 to be paid during 2020 (December 30, 2018 - $215) (December 31, 2017 - $169).

Purchase obligations not recorded on the balance sheet as at December 29, 2019 consist of open non-cancellable purchase orders for raw materials for $27,959 to be paid during calendar year 2020 (December 30, 2018 - $39,951) (December 31, 2017 - $14,391).

13.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the 401K plan were $469, $139 and $125 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

The Company has certain post-employment benefits related to employees in its Mexico, Chihuahua facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $458 and $275 as at December 29, 2019 and December 30, 2018 respectively, which was classified within accrued liabilities in the consolidated balance sheet.

14.	Restructuring Charges

 Dongguan facility closure:

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiry of the facility lease in December 2019, which was extended to February 2020. The closure was formally approved by the Board of Directors in September 2019. The closure of the Dongguan manufacturing facility resulted in a reduced labor force by approximately 137 employees. The employee group was notified of the closure in the last week of September 2019. The closure of the Dongguan facility and majority of the cash outflows associated with the $2,037 included within the restructuring liability for severance and other exit costs is anticipated to be substantially completed by the end of the first quarter of 2020. Manufacturing by the Company of certain products previously manufactured at the Dongguan Facility will be transferred to the Company’s other manufacturing facilities. A restructuring charge of $5,000 was recorded in the twelve months ended December 29, 2019 relating to the announced planned closure.

Other restructuring charges:

During 2019 involuntary employee termination benefit costs of $2,955 pursuant to one time termination plans were incurred related to the reduction of 47 full-time equivalents (“FTEs”) in U.S, 8 full-time equivalents (“FTEs”) in Markham, Canada and 630 FTEs and contract employees in Mexico.

	Twelve months ended
	December 29, 2019	December 30, 2018
Dongguan facility closure:
Involuntary employee termination benefits	$997	$-
Other exit costs	1,040
Allowance for doubtful accounts receivables (note 4)	2,046	-
Provision for obsolete raw material inventories (note 4)	759	-
Write down of property, plant and equipment (note 4)	158	-
	5,000	-
Other involuntary employee termination benefits (U.S., Canada and Mexico)	2,955	172
Total restructuring charges	7,955	172

Restructuring Liability:

Termination benefits and other exit costs
Balance as at December 31, 2018	$10
Involuntary employee termination benefits	4,134
Other exit costs	1,040
Payments—Dongguan severance	(660)
Payments- (U.S., Canada and Mexico)	(2,736)
Amounts reversed unutilized	(191)
At December 29, 2019	$1,597

15.	Related Party Transactions

The Company incurred Directors’ fees of $220 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017. The Company incurred stock based compensation expense related to stock based awards for Directors of $111, $106 and $110 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. These charges were included in selling, general and administrative expenses.

16.	Acquisition of MC Assembly

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

During the third quarter of 2019, the fair value of the contingent consideration liability was determined to be nil resulting in the recognition of a gain of $3,050. The contingent consideration liability was initially recognized at fair value in the fourth quarter and relates to a contingent earn-out payment associated with the acquisition of MC Assembly. Fair value estimate under purchase accounting of $3,050 was derived from a multiple of earnings based on MC Assembly’s forecasted twelve month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

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

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of MC Assembly and was allocated to the Mexico and US operating segments of the combined SMTC and MC Assembly business. None of the goodwill is expected to be deductible for tax purposes. Changes to SMTC and MC Assembly combined deferred tax assets and liabilities as a result of the purchase price allocation is fully offset by a corresponding net reduction to its valuation allowance.

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

The following summary of unaudited select pro forma financial results as if MC Assembly had been included in the consolidated results of the Company for the years ended December 30, 2018 and December 31, 2017:

	Year ended December 30, 2018	Year ended December 31, 2017
Pro forma revenue	$345,194	$281,493
Pro forma net loss	(11,044)	(16,682)

These amounts have been calculated after applying the Company’s accounting policies and including the impacts of the purchase price adjustments.