Form 10-Q
period 2020-03-29
SMTC CORP
filed 2020-05-07
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

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

(905) 479-1810

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SMTX	Nasdaq Global Select Market

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

As of May 7, 2020, SMTC Corporation had 28,214,800 shares of common stock, par value $0.01 per share, outstanding.

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

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	March 29, 2020	December 29, 2019
Assets
Current assets:
Cash	$1,354	$1,368
Accounts receivable — net (note 3)	70,613	69,919
Unbilled contract assets (note 3)	28,779	26,271
Inventories (note 3)	43,321	47,826
Prepaid expenses and other assets	6,393	7,044
Income taxes receivable	160	—
Total current assets	150,620	152,428

Property, plant and equipment — net (note 3)	24,410	25,310
Operating lease right of use assets — net (note 3)	6,588	3,330
Goodwill (note 3)	18,165	18,165
Intangible assets — net (note 3)	11,229	12,747
Deferred income taxes — net	525	540
Deferred financing costs — net	804	859
Total assets	$212,341	$213,379

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 4)	$33,340	$34,701
Accounts payable	67,736	74,126
Accrued liabilities (note 3)	14,702	11,164
Warrant liability (note 4)	1,213	1,730
Restructuring liability (note 11)	887	1,597
Derivative liabilities (note 9)	512	—
Income taxes payable	276	157
Current portion of long-term debt (note 4)	1,562	1,250
Current portion of operating lease obligations	1,566	1,128
Current portion of finance lease obligations	1,166	1,226
Total current liabilities	122,960	127,079

Long-term debt (note 4)	33,365	33,750
Operating lease obligations	5,446	2,615
Finance lease obligations	8,536	8,838
Total liabilities	170,307	172,282

Shareholders’ equity:
Capital stock (note 5)	508	508
Additional paid-in capital	293,551	293,389
Deficit	(252,025)	(252,800)
	42,034	41,097
Total liabilities and shareholders’ equity	$212,341	$213,379

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Revenue (note 3)	$95,138	$102,649
Cost of sales (note 9)	85,499	94,025
Gross profit	9,639	8,624

Selling, general and administrative expenses	7,219	6,799
Change in fair value of contingent consideration	—	(3,050)
Restructuring charges (recovery) (notes 3 and 10)	(221)	624
Operating income	2,641	4,251
Change in fair value of warrant liability (note 4)	(517)	(101)
Interest expense (note 3)	2,093	2,870
Net income before income taxes	1,065	1,482
Income tax expense (recovery) (note 6):
Current	275	279
Deferred	15	(8)
	290	271
Net income and comprehensive income	775	1,211
Net income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
Weighted average number of shares outstanding (note 7):
Basic	28,195,300	23,248,918
Diluted	29,228,403	24,465,435

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended March 29, 2020

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 29, 2019	28,195,300	508	293,389	(252,800)	41,097

Stock-based compensation	—	—	162	—	162
Net income	—	—	—	775	775
Balance, March 29, 2020	28,195,300	508	293,551	(252,025)	42,034

Three months ended March 31, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2018	23,189,381	458	278,648	(246,805)	32,301
RSU vested and issued in common shares	164,177	2	(2)	—	—
Stock-based compensation	—	—	88	—	88
Net income	—	—	—	1,211	1,211
Balance, March 31, 2019	23,350,558	460	278,734	(245,594)	33,600

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended
	March 29, 2020	March 31, 2019
Cash provided by (used in):
Operations:

Net income	$775	$1,211

Items not involving cash:

Depreciation of property, plant and equipment	1,603	1,627
Amortization of intangible assets	1,518	1,844
Unrealized foreign exchange loss on unsettled forward exchange contracts	512	—

Deferred income taxes (recovery)	15	(8)
Amortization of deferred financing fees	294	271
Stock-based compensation	162	88
Change in fair value of warrant liability	(517)	(101)
Change in fair value of contingent consideration	—	(3,050)

Change in non-cash operating working capital:
Accounts receivable	(694)	(1,194)
Unbilled contract assets	(2,508)	(3,803)
Inventories	4,505	4,543
Prepaid expenses and other assets	651	(1,067)
Income taxes receivable/payable	(41)	29
Accounts payable	(6,196)	1,970
Accrued liabilities	3,475	242
Restructuring liability	(644)	244
Net change in operating lease right of use asset and liability	11	—
	2,921	2,846
Financing:
Repayments of revolving credit facility	(1,361)	(1,384)
Repayment of long-term debt	(312)	(313)
Principal repayments of finance lease obligations	(362)	(417)
	(2,035)	(2,114)
Investing:
Purchase of property, plant and equipment	(900)	(737)
	(900)	(737)

Decrease in cash	(14)	(5)
Cash, beginning of period	1,368	1,601
Cash, end of the period	$1,354	$1,596

Supplemental Information
Cash interest paid	$2,576	$2,599
Increase in operating right of use assets	$3,634	$5,452
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$35	$330

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

(in thousands)

1.	Nature of the business

SMTC Corporation (the “Company,” “we,” “our,” or “SMTC”) is a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). SMTC has more than 50 manufacturing and assembly lines at strategically located facilities in the United States, Canada and Mexico that provide local support and manufacturing capabilities to our global customers. SMTC’s services extend over the entire electronic product life cycle from new product development and new product introduction (“NPI”) through to growth, maturity and end of life phases.

Our business operations have generally performed during the first quarter of 2020 as expected. However, the fast-developing coronavirus disease 2019 (“COVID-19”) pandemic presents significant uncertainty for the remainder of the year. During our first quarter, our business has not been significantly impacted by the COVID-19 pandemic and demand from our customers did not change materially. The COVID-19 pandemic could impact our customers and may result in unpredictable reductions or increases in demand across the industry sectors we service. We do anticipate COVID-19-related disruptions, including potential materials constraints for inventory sourced from certain regions, increased shipping costs and lead-times. As at March 29, 2020, the funds available to borrow under our PNC Facility (as described and defined below) after deducting the current borrowing base conditions was $31,185 (December 29, 2019 - $21,644).

             We are actively monitoring the global COVID-19 pandemic and continuously communicating with our employees and union representatives, in addition to government and state representatives where our manufacturing facilities reside. We have initiated measures designed to protect our employees and we continue to adapt in order to maintain operations while providing a safe environment. We have experienced increased workplace absenteeism as illness, potential COVID-19 exposure or personal commitments that restrict the ability of some employees to come to work. The Company has modified shift schedules and hired temporary labor to help address this situation and meet our customers’ product shipping schedules. We anticipate incurring higher direct labor charges in the second quarter of 2020 as a result of this. Decisions on further measures or the continuation of these measures will depend on the impact of the COVID-19 pandemic on our operations and the requirements of each jurisdiction in which we operate.

During the fourth quarter of 2019 we ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites. During the first quarter of 2020 the Company completed final shipments for customers serviced at our Chinese manufacturing facility and completed the relocation of the equipment to our other North American sites. Customer concerns about uncertainties relating to the prolonged impact of tariffs and macro-economic factors caused a number of our customers to begin to re-evaluate demand for some of their products and reconsider where they outsource their manufacturing. Revenues attributable to production from SMTC’s manufacturing operations in China declined in 2019 as compared to 2018, but more significant declines were anticipated in 2020 which would have resulted in negative operating margins from our China site. This ultimately resulted in the decision to close the manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the accounting principles and methods of application disclosed in the audited consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019, (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. The accompanying unaudited interim consolidated financial statements include adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of the consolidated financial statements under generally accepted accounting principles in the United States (“U.S. GAAP”). These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Form 10-K. The consolidated balance sheet at December 29, 2019 was derived from the audited annual consolidated financial statements, but does not contain all of the footnote disclosures from the annual consolidated financial statements.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

2.	Recent Accounting Pronouncements Adopted

In August 2018, the FASB published ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment includes the removal, modification and addition of disclosure requirements under Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard expands the disclosure of certain assets and liabilities recorded at fair value.

In March 2020, the FASB published ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are effective for all entities as of March 12, 2020, through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The impact of the adoption of the standard is not material to the Company, as alternative reference rates are available under the agreements governing the financial instruments.

Recent Accounting Pronouncements Not Yet Adopted

In May 2016, the FASB published ASU 2016-13: Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of Topic 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB published ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which made certain amendments and corrections to the original codification. In May 2019, the FASB published ASU 2019-05 Financial Instruments – Credit losses (Topic 326) which made transitional relief available, specifically allowing the option to elect a fair value option for financial instruments measured at amortized cost. In November 2019, the FASB published ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments – Credit losses, which made certain amendments and corrections to the original codification. In November 2019, the FASB published ASU 2019-10 Financial Instruments – Credit losses (Topic 326), which made certain amendments to the effective dates of the new standard. The amendment is effective for the Company for years beginning after December 15, 2022 including interim periods with those years. The Company is currently evaluating the impact of this accounting standard, but it is expected that the new standard may result in additional credit losses being recorded.

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact of this accounting standard. However, it is expected that this may reduce the complexity of evaluating goodwill for impairment.

In December 2019, the FASB published ASU 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for income taxes. The purpose of this codification is to simplify the accounting for income taxes, which addresses a number of topics including but not limited to the removal of certain exceptions currently included in the standard related to intraperiod allocation when there are losses, in addition to calculation of income taxes when current year-to-date losses exceed anticipated loss for the year. The amendment also simplifies accounting for certain franchise taxes and disclosure of the effect of enacted change in tax laws or rates. Topic 740 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption of the standard has not yet been determined and is being evaluated.

3.	Interim Consolidated financial statement details

The following consolidated financial statement details are presented as of the period ended for the consolidated balance sheets and for the periods ended for each of the consolidated statements of operations and comprehensive income.

Consolidated Balance Sheets

Accounts receivable – net:

	March 29, 2020	December 29, 2019
Trade accounts receivable	$71,744	$71,113
Other receivables	1,271	1,098
Allowance for doubtful accounts	(2,402)	(2,292)
Total	$70,613	$69,919

The allowance for doubtful accounts pertains primarily to one customer previously serviced out of Dongguan China. This was provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details. To date, there has been no impact of the COVID-19 pandemic on the allowance for doubtful accounts.

Unbilled contract assets

	March 29, 2020	December 29, 2019
Opening	$26,271	$20,405
Contract assets additions	87,327	350,709
Contract assets invoiced	(84,819)	(344,843)
Ending	$28,779	$26,271

Inventories:

	March 29, 2020	December 29, 2019
Raw materials	$43,504	$48,067
Parts and other	633	586
Provision for obsolescence	(816)	(827)
Total	$43,321	$47,826

The provision for obsolescence primarily pertains to customers previously serviced out of the Dongguan facility. These have been provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details.

Property, plant and equipment – net:

	March 29, 2020	December 29, 2019
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a) (e)	42,714	42,732
Office furniture and equipment (c) (e)	807	1,005
Computer hardware and software (d) (e)	3,630	3,979
Leasehold improvements (e)	4,096	4,265
	71,880	72,614

Less accumulated depreciation:
Land	—	—
Buildings (b)	(10,668)	(10,392)
Machinery and equipment (a) (e)	(31,616)	(31,192)
Office furniture and equipment (c) (e)	(364)	(546)
Computer hardware and software (d) (e)	(2,987)	(3,289)
Leasehold improvements (e)	(1,835)	(1,885)
	(47,470)	(47,304)
Property, plant and equipment—net	$24,410	$25,310

(a)

Included within machinery and equipment were assets under finance leases with costs of $2,275 and $2,275 and associated accumulated depreciation of $1,084 and $974 as of March 29, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended March 29, 2020 and year ended December 29, 2019 was $113 and $565, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance lease of $9,082 and associated accumulated depreciation of $1,102 and $900 as of March 29, 2020 and December 29, 2019, respectively. The related depreciation expense for three months ended March 29, 2020 and year ended December 29, 2019 was $202 and $804, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $307 and associated accumulated depreciation of $69 and $52 as of March 29, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended March 29, 2020 and year ended December 29, 2019 was $17 and $46, respectively.

(d)

Included within computer hardware and software were assets under finance leases with costs of $91 and associated accumulated depreciation of $58 and $51 as of March 29, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended March 29, 2020 and year ended December 29, 2019 was $7 and $31, respectively.

(e)

Fully depreciated machinery and equipment with cost of $636 and accumulated amortization of $636 was written off. Fully depreciated office furniture and fixtures with cost of $209 and accumulated amortization of $209 was written off. Fully depreciated computer hardware and software with cost of $410 and accumulated amortization of $410 was written off. Write off charges of $3 were incurred on leasehold improvements with cost of $184 and accumulated amortization of $181. These write off charges were incurred related to the closure of the Dongguan facility for those items not otherwise transferred to other manufacturing facilities.

Intangible assets:

	March 29, 2020	December 29, 2019
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000

Less accumulated amortization:
Customer relationships	(1,722)	(1,414)
Order backlog	(6,498)	(5,333)
Trade name	(1,300)	(1,300)
Non-compete agreements	(251)	(206)
	(9,771)	(8,253)
Intangible assets—net	$11,229	$12,747

These intangible assets arose from the acquisition of MC Assembly Holdings Inc. (“MC Assembly”) in November 2018 and were allocated to the following operating segments:

	March 29, 2020	December 29, 2019
U.S.	$3,369	$3,824
Mexico	7,860	8,923
Total	$11,229	$12,747

Amortization expense of $1,518 is recorded in cost of sales in the consolidated statement of income and comprehensive income for the three months ended March 29, 2020, and $1,844 for the three months ended March 31, 2019. Amortization expense for the next five years and thereafter is as follows:

2020	$3,046
2021	1,235
2022	1,235
2023	1,235
2024	1,235
2025 and thereafter	4,761
Total amortization	$12,747

Goodwill:

The carrying value of goodwill as at March 29, 2020 was $18,165 (December 29, 2019 – $18,165). This goodwill arose from the acquisition of MC Assembly in November 2018 and was allocated to the following operating segments that are expected to benefit from the synergies of this business combination and has not changed since the acquisition:

	March 29, 2020	December 29, 2019
U.S.	$5,449	$5,449
Mexico	12,716	12,716
Total	$18,165	$18,165

The carrying value of goodwill is assessed annually at year-end and at each reporting period for impairment triggers to determine whether there exists any indicators of impairment. The assessment is done at the operating segment level as the group of components (production facilities) within each operating segment all have similar economic characteristics. Our business operations have performed during the first quarter of 2020 as expected. While the COVID-19 pandemic creates significant uncertainty, in the near term, the Company did not identify any triggering events as at March 29, 2020.

Accrued liabilities:

	March 29, 2020	December 29, 2019
Payroll	$6,346	$5,504
Customer related	3,910	2,185
Vendor related	2,495	1,742
Professional services	791	612
Interest	454	860
Other	706	261
Total	$14,702	$11,164

Consolidated Statements of Operations and Comprehensive Income

Interest expense:

	Three months ended
	March 29, 2020	March 31, 2019
Long-term debt	$1,048	$1,752
Revolving credit facility	552	619
Amortization of deferred financing fees	55	34
Amortization of debt issuance costs	239	237
Obligations under finance leases	192	228
Other interest	7	—
Total	$2,093	$2,870

4.	Debt

(a) Revolving credit and long-term debt facilities

	March 29, 2020	December 29, 2019
Revolving credit facility	$33,340	$34,701

Term loans:
Term loan A facility	$38,438	$38,750
Less deferred debt issue costs	(2,140)	(2,286)
Less unamortized discount on debt	(1,371)	(1,464)
Total term loans	$34,927	$35,000
Less current portion	(1,562)	(1,250)
Long term portion	$33,365	$33,750

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) which governs the Company’s revolving credit facility (“PNC Facility”). The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus a grid ranging from 0.50% to 1.00% or 1, 2 or 3-month fully-absorbed PNC LIBOR plus a grid ranging from 1.50% to 2.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”), by and among the Company and certain of its subsidiaries, the lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company, LLC, as collateral agent for the Lenders (“TCW”). The Financing Agreement governs a term loan A facility (the “Term A Loan Facility” and together with the PNC Facility, the “Credit Facilities” and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term Loan A Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bears interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019 and on or before November 8, 2020, and (iii) 1.00% in the event that such payment occurs after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

As at March 29, 2020, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions were $31,185 (December 29, 2019 - $21,644). The maximum amount of funds that could be available under the PNC Facility is $65,000. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At March 29, 2020, $33,340 (December 29, 2019 - $34,701) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility.

At March 29, 2020, $38,438 (December 29, 2019 - $38,750) was outstanding under the TCW Term Loan A Facility. The TCW Facilities are reported on the consolidated balance sheet net of deferred financing fees of $2,140 (December 29, 2019 - $2,286) and a discount on debt of $1,371 (December 29, 2019 - $1,464) related to the outstanding warrants described below.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the Credit Facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries.

(b) Covenants

The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities.

The Company was in compliance with the covenants included in the Credit Facilities as at March 29, 2020.  The Company’s continued financial covenant compliance will depend on key variables, including the Company’s cash flow from earnings before interest, income taxes and depreciation as well as debt levels.  For context, assuming no change to debt balances, a reduction of approximately 19% and 25% of earnings before interest, income taxes, depreciation and amortization over the next six month period, could jeopardize covenant compliance at the end of our second and third quarters 2020, respectively, which test our ratios against twelve-month trailing results.  The Company attempts to address risks of covenant compliance by taking measures to reduce its inventory, revolving credit facility and term debt balances as necessary.

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing. We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to secure alternative methods of financing.

The Company continues to monitor operations and results closely and manage debt levels relative to our operational results to ensure compliance with its lenders covenants.

(c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Financing Agreement and are outstanding as at March 29, 2020. As a result of the anti-dilution provisions contained in the warrants that were triggered in connection with the Rights Offering and the Registered Direct Offering in June 2019, the warrants were exercisable to purchase an additional 7,214 shares of common stock (or a total of 511,949) at March 29, 2020. These warrants are exercisable on a cashless basis, or for an exercise price of $0.01. The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $2.37 per unit or $1,213 as at March 29, 2020 ($3.38 per unit or $1,730 – December 29, 2019). The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive income.

5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$

Balance at December 29, 2019 and March 29, 2020	28,195,300	$508

 Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019. During the three month period ended March 29, 2020, there were no stock options granted, exercised or forfeited. A summary of stock option activity for the three month period ended March 29, 2020 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2019	2,344,374	$2.14	2,016	7.9

Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at March 29, 2020	2,344,374	2.14	897	7.7
Exercisable at March 29, 2020	1,088,140	1.55	897	7.0

During the three month periods ended March 29, 2020 and March 31, 2019, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $57 and $22, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

Restricted Stock Units and Restricted Stock Awards

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) and Restricted Stock Awards (“RSA”) arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019. During the three months period ended March 29, 2020, 28,000 RSUs were granted. A summary of the RSU activity for the three month period ended March 29, 2020 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 29, 2019	348,000	$3.16	2.23
RSU granted	28,000	2.27
RSU vested and issued in common shares	—	—
RSU forfeited	—	—
Outstanding balance at March 29, 2020	376,000	3.09	2.37

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three month period ended March 29, 2020, and March 31, 2019, related to the restricted stock units was $105 and $66, respectively.

6.	Income taxes

During the three month period ended March 29, 2020 and March 31, 2019, the Company recorded current income tax expense $275 and $279, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $15 and recovery of $8, respectively, in connection with temporary differences related to the Mexican operations.

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

On March 27, 2020, the U.S. federal government enacted The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides for certain tax relief with favorable implications for the Company. Most significantly, these provisions include a temporary relaxation of limitations on annual interest expense under Internal Revenue Code Section 163(j), and accelerated refund of certain federal tax credits. For the three months ended March 29, 2020, the current income tax benefit of these provisions is estimated to be $56, reflected in current tax expense.

7.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended
(Number of common shares)	March 29, 2020	March 31, 2019
Basic weighted average shares outstanding	28,195,300	23,248,918
Dilutive stock awards (a)	1,033,103	1,216,517
Diluted weighted average shares outstanding	29,228,403	24,465,435

(a)

For the three months ended March 29, 2020 and March 31, 2019, as a result of net income for the period, dilutive earnings per share were calculated using the treasury stock method. The dilutive stock awards have been calculated as 1,053,103 and 1,216,517 for the three months ended March 29, 2020 and March 31, 2019 respectively, related to the outstanding unvested restricted stock units and incremental in-the-money stock options.

8.	Segmented information

General description

During the three months ended March 29, 2020, the Company operated and managed by geographic region in the United States, Mexico and China, which are our operating and reportable segments. During the three months ended March 29, 2020, the Company completed final shipments for customers serviced in our Chinese manufacturing facility and began relocating the equipment to our other North American sites. We utilize each reportable segment’s contribution (revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Contribution by country is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating segment management are directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

 In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended
	March 29, 2020	March 31, 2019
Revenue
Mexico	$63,364	$65,760
China	4,206	8,656
U.S.	33,382	29,811
Total	$100,952	$104,227
Intersegment revenue
Mexico	$(2,422)	$(34)
China	(3,303)	(1,427)
U.S.	(89)	(117)
Total	$(5,814)	$(1,578)
Net external revenue
Mexico	$60,942	$65,726
China	903	7,229
U.S.	33,293	29,694
Total segment revenue (which also equals consolidated revenue)	$95,138	$102,649

Segment contribution
Mexico	$5,874	$5,055
China	(2)	547
U.S.	2,962	1,482
Total	$8,834	$7,084

Corporate expenses	5,902	5,259
Restructuring charges (recovery)	(221)	624
Change in fair value of warrant liability	(517)	(101)
Change in fair value of contingent consideration	—	(3,050)
Unrealized foreign exchange loss on unsettled forward exchange contracts	512	—
Interest expense	2,093	2,870
Income before income taxes	$1,065	$1,482

Three months ended March 29, 2020	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$21,391	$8,048	$—	$29,439
Retail and Payment Systems	12,323	—	—	12,323
Telecom, Networking and Communications	3,034	3,791	714	7,539
Medical	8,563	2,577	130	11,270
Industrial, Power and Clean Technology	10,314	8,492	60	18,866
Semiconductor	5,316	—	—	5,316
Aerospace and Defense	—	10,385	—	10,385
Segment Revenue	60,941	33,293	904	95,138

Revenue by category	Mexico	U.S.	China	Total

Point in time	$499	$1,067	$452	$2,018
Over time	60,442	32,226	452	93,120
Total Revenue	60,941	33,293	904	95,138

Three months ended March 31, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$19,917	$11,005	$1,583	$32,505
Retail and Payment Systems	12,942	—	—	12,942
Telecom, Networking and Communications	4,004	2,077	4,726	10,807
Medical	8,459	3,652	394	12,505
Industrial, Power and Clean Technology	13,099	5,979	526	19,604
Semiconductor	7,305	—	—	7,305
Aerospace and Defense	—	6,981	—	6,981
Segment Revenue	65,726	29,694	7,229	102,649

Revenue by category	Mexico	U.S.	China	Total

Point in time	$435	$1,712	$2	$2,149
Over time	65,291	27,982	7,227	100,500
Total Revenue	65,726	29,694	7,229	102,649

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three months ended:

	Three months ended
	March 29, 2020	December 29, 2019
U.S.	$544	$1,217
Mexico	160	2,461
China	2	155
Segment total	706	3,833
Corporate and other	—	23
Total	$706	$3,856

Property, plant and equipment (a)

	March 29, 2020	December 29, 2019
U.S.	$20,088	$16,904
Mexico	10,771	10,970
China	58	670
Segment total	30,917	28,544
Corporate and other	81	96
Total	$30,998	$28,640

 Other long term segment assets (b)

	March 29, 2020	December 29, 2019
U.S.	$9,343	$9,273
Mexico	20,576	22,179
China	—	—
Segment total	29,919	31,452
Corporate and other	804	859
Total	$30,723	$32,311

Total segment assets (a)

	March 29, 2020	December 29, 2019
U.S.	$118,685	$112,789
Mexico	91,607	93,349
China	1,610	6,694
Segment total	211,902	212,832
Corporate and other	438	547
Total	$212,341	$213,379

(a)	Property, plant and equipment information is based on the principal location of the asset. This includes operating lease right of use assets.
(b)	Includes Goodwill, Intangible assets, deferred income taxes and deferred financing costs

Geographic revenue

The following table contains geographic revenue based on our customer invoicing location, for the three months ended March 29, 2020 and March 31, 2019.

	Three months ended
	March 29, 2020	March 31, 2019
U.S.	$89,509	$94,186
Canada	5,022	5,039
China	607	3,424
Total	$95,138	$102,649

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

During the three months ended March 29, 2020, one customer exceeded 10% of total revenue, comprising of 12.6% of total revenue across all geographic segments. During the three months ended March 31, 2019, one customers exceeded 10% of total revenue, comprising of 13.1% of total revenue across all geographic segments.

As of March 29, 2020, no customers represented more than 10% of the trade accounts receivable. At December 29, 2019, one customer comprised 10% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of total revenue or trade accounts receivable.

9.	Derivative financial instruments

During the three months ended March 29, 2020, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income. The Company had no outstanding forward foreign exchange contracts in the first quarter of 2019.

The following table presents a summary of the outstanding foreign currency forward contracts as at March 29, 2020:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso	Buy	88,000 MXN	$4,206

The unrealized loss recognized in earnings as a result of revaluing the instruments to fair value on March 29, 2020 was $512 (March 31, 2019– $Nil) which was included in cost of sales in the interim consolidated statement of operations and comprehensive income. Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows;

	March 29, 2020	December 29, 2019
Average USD:CAD contract rate	N/A	N/A
Average USD:CAD mark-to-market rate	N/A	N/A
Average USD:PESO contract rate	20.92	N/A
Average USD:PESO mark-to-market rate	23.82	N/A

The derivative liability was $512 (March 31, 2019 –Nil) which reflected the fair market value of the unsettled forward foreign exchange contracts. There were no derivative assets as at March 29, 2020 or March 31, 2019.

10.	Restructuring Charges

Dongguan facility closure

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiration of the facility lease in December 2019, which was extended to February 2020. The closure was formally approved by the Board of Directors in September 2019. The closure of the Dongguan facility resulted in a reduced labor force by approximately 137 employees. The employee group was notified of the closure in the last week of September 2019. The closure of the Dongguan facility and majority of the cash outflows associated with the $2,037 included within the restructuring liability was for severance and other exit costs which was substantially completed by the end of the first quarter of 2020. Remaining activities include a small number of support staff performing administrative duties, professional services to be rendered with respect to the closure activities, taxes and duties to be settled in addition to severance payments. Substantially all of the costs are anticipated to be spent by the third quarter of 2020. Manufacturing by the Company of certain products previously manufactured at the Dongguan facility has been transferred to the Company’s other manufacturing facilities. A restructuring charge of $5,000 was recorded in the twelve months ended December 29, 2019 relating to the announced planned closure.

During the three months ended March 29, 2020, restructuring recoveries were recorded of $221 primarily related to shipments and cash payments received on previously provisioned Dongguan inventory.

Restructuring Liability

Termination benefits and other exit costs
Balance as at December 29, 2019	$1,597
Involuntary employee termination benefits	100
Other exit cost provisions reversed unutilized	(166)
Payments—Dongguan severance	(476)
Payments- (U.S., Canada and Mexico)	(168)

At March 29, 2020	$887

11.	Commitments

Purchase obligations not recorded on the balance sheet as at March 29, 2020 consist of open non-cancellable purchase orders (PO) for raw materials for $34,696 which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 29, 2019, consisted of open non-cancellable purchase orders for raw materials for $27,959 to be paid within 12 months of the PO issue date.

 Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where we say “we”, “us”, “our”, the “Company” or “SMTC”, we mean SMTC Corporation or SMTC Corporation and its subsidiaries, as the context may require. Where we refer to the “industry”, we mean the electronics manufacturing services industry.

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in combination with the accompanying unaudited interim consolidated financial statements and related notes as well as the audited consolidated financial statements and the accompanying notes to the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) included within the Company’s Annual Report on Form 10-K filed on March 13, 2020.

The forward-looking statements in this discussion and elsewhere in this quarterly report, including those regarding the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources, the impact of accounting standards not yet adopted, compliance with financial covenants under our Credit Facilities, future response to and effects of COVID-19, including our continued operations, customer demand, supply chain availability and implementation of protective measures, our expectations regarding customer concentration, our expectations regarding timing and mitigation of the identified material weakness in internal control over financial reporting, and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 13, 2020, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we do not intend to update these forward-looking statements after the date of this quarterly report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We operate more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases. As of March 29, 2020, we had 2,877 employees of which 2,436 were full time and contract employees.

 COVID-19 Update

Our business operations have generally performed as expected during the first quarter of 2020. However, the fast developing COVID-19 pandemic represents significant uncertainty for the remainder of the year. So far, our business has not been significantly impacted by the COVID-19 pandemic and demand from our customers has not changed materially. The pandemic could impact our customers and may result in unpredictable reductions or increases in demand across the industry sectors we service. We do anticipate COVID-19-related disruptions, including potential materials constraints for inventory sourced from certain regions, increased shipping costs and lead-times. As at March 29, 2020, the funds available to borrow under our PNC Facility (as described and defined below) after deducting the current borrowing base conditions was $31,185.

          We are taking extensive precautions intended to protect the health and safety of our employees and to ensure business continuity. Despite these efforts it is possible that an extended pandemic could disrupt the operation of one or more of our manufacturing facilities or our supply chain. Additionally, one or more of our manufacturing facilities may need to limit operations or temporarily close. Although many of the products we manufacture for our customers are deemed essential, the COVID-19 pandemic may impact demand for our customers’ products, which could impact our production schedules. These possible impacts could result from both the pandemic itself and the extensive public restrictions imposed to limit the spread of COVID-19. If one or more of our manufacturing facilities were temporarily closed or had its operations limited, or customers pushed out demand due to the pandemic, this would have a material impact on our operations.

We are actively monitoring the global COVID-19 pandemic and in continuous communication with our employees and union representatives, in addition to government and state representatives where our manufacturing facilities reside. We have initiated measures designed to protect our employees and we continue to adapt in order to maintain operations while providing a safe environment. We have experience increased workplace absenteeism as illness, potential COVID-19 exposure or personal commitments restrict the ability of some employees to come to work. The Company has modified shift schedules and hired temporary labor to help address this situation and meet our customers’ product shipping schedules. We anticipate incurring higher direct labor charges in the second quarter of 2020 as a result of this. Decisions on further measures or the continuation of these measures will depend on the impact of the COVID-19 pandemic on our operations and the requirements of each jurisdiction in which we operate.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended March 29, 2020 compared with the quarter ended March 31, 2019:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended March 29, 2020		Three months ended March 31, 2019		Change 2019 to 2020
	$	%	$	%	$	%
Revenue	95.1	100.0	102.6	100.0	(7.5)	(7.3)
Cost of sales	85.5	89.9	94.0	91.6	(8.6)	(9.1)
Gross profit	9.6	10.1	8.6	8.4	1.1	12.8
Selling, general and administrative expenses	7.2	7.6	6.8	6.6	0.4	5.9
Change in fair value of warrant liability	(0.5)	(0.5)	(0.1)	(0.1)	(0.4)	(400.0)
Change in fair value of contingent consideration	—	—	(3.1)	(3.0)	3.1	100.0
Restructuring charges (recovery)	(0.2)	(0.2)	0.6	0.6	(0.8)	(133.3)
Operating income	2.7	2.8	4.3	4.2	(1.6)	(21.3)
Change in fair value of warrant liability	(0.5)	(0.5)	(0.1)	(0.1)	(0.4)	(400.0)
Interest expense	2.1	2.2	2.9	2.8	(0.8)	(27.6)
Income before income taxes	1.1	1.2	1.5	1.5	(0.4)	(26.6)
Income tax expense (recovery)
Current	0.3	0.3	0.3	0.3	—	—
Deferred	—	—	(0.0)	0.0	—	—
	0.3	0.3	0.3	0.3	—	—
Net income	0.8	0.8	1.2	1.2	(0.4)	(33.3)

Revenue by Industry Sector

Industry Sector	Three months ended March 29, 2020		Three months ended March 31, 2019		Change
	$	%	$	%	$	%
Test and Measurement	29.4	30.9	32.5	31.7	(3.1)	(9.5)
Retail and Payment Systems	12.3	13.0	12.9	12.6	(0.6)	(4.7)
Telecom, Networking and Communications	7.5	7.9	10.8	10.5	(3.3)	(30.6)
Medical	11.3	11.9	12.5	12.2	(1.2)	(9.6)
Industrial, Power and Clean Technology	18.9	19.8	19.6	19.1	(0.7)	(3.6)
Semiconductor	5.3	5.6	7.3	7.1	(2.0)	(27.4)
Aerospace and Defense	10.4	10.9	7.0	6.8	3.4	48.6
Total	95.1	100.0	102.6	100.0	(7.5)	(7.3)

Revenue decreased $7.5 million to $95.1 million for the first quarter of 2020 from $102.6 million in the same period in the prior year.

Revenue decreased $3.1 million in the test and measurement section compared to the first quarter of 2019, primarily due to volume decreases for two customers (one serviced in Mexico; one serviced in the U.S.), and one customer disengaging due to the closure of our Dongguan facility in China, partially offset by volume increases for two customers serviced in Mexico.

Revenue decreased $0.6 million in the retail and payment systems sector compared to the first quarter of 2019, primarily due to decreased volume from one long-standing customer serviced in Mexico, partially offset by increased volume from a different customer serviced in Mexico.

Revenue decreased $3.3 million in the telecom, networking and communications sector compared to the first quarter of 2019, primarily due to decreased volume from one customer serviced in Mexico and one customer disengaging in China due to the Dongguan facility closure, partially offset by two customers (one serviced in Mexico; one serviced in the U.S.) with increased volumes.

Revenue decreased $1.2 million in the medical sector, compared to the first quarter of 2019, primarily due to one customer serviced in the U.S. experiencing reduced volumes due to the customer’s program transitioning to end-of-life and decreased volume from one other customer serviced in Mexico, partially offset by three customers (two serviced in Mexico; one in the U.S.) with increased volumes.

Revenue decreased $0.7 million in the industrial, power and clean technology sector compared to the first quarter of 2019, primarily due to decreased volume from two customers serviced in Mexico, partially offset by three customers (one serviced in Mexico; two serviced in the U.S.) with increased volumes.

Revenue decreased $2.0 million in the semiconductor sector compared to the first quarter of 2019, due to decreased volume from one customer serviced in Mexico.

Revenue decreased $3.4 million in the aerospace and defense sector compared to the first quarter of 2019, due to the addition of one new customer and increased volume from three other customers.

Revenue by Geography

During the first quarter of 2020, 64.1% of our revenue was attributable to production from our operations in Mexico, 35.0% of our revenue was attributable to production from our operations in the U.S. and 0.9% of our revenue was attributable to production from our operations in China. During the first quarter of 2019, 64.0% of our revenue was attributable to production from our operations in Mexico, 29.0% of our revenue was attributable to production from our operations in the U.S. and 7.0% of our revenue was attributable to production from our operations in China.  Following the closure of our Dongguan manufacturing facility in China, manufacturing of certain products previously manufactured at that facility has been transferred to the Company’s other manufacturing facilities.

Additional Revenue Information

We recorded approximately $2.0 million and $2.2 million of revenue from sales of raw materials inventory to customers during the first quarter of 2020 and the first quarter of 2019. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

The Company’s ten largest customers represented 52.3% of revenue during the first quarter of 2020, compared with 55.7% in the first quarter of 2019. Revenue from the largest customer during the first quarter of 2020 was $12.0 million representing 12.6% of total revenue. This compares with revenue from the largest customer during the first quarter of 2019 of $13.5 million representing 13.1% of total revenue. No other customers represented more than 10% of revenue in either period.

Gross Profit

Gross profit for the first quarter of 2020 increased by $1.0 million to $9.6 million or 10.1% of revenue compared with $8.6 million or 8.4% of revenue for the same period in 2019. When excluding unrealized foreign exchange loss on unsettled forward contracts and amortization of intangible assets, the adjusted gross profit was $11.7 million or 12.3% of revenue for the first quarter of 2020 compared with $10.5 million or 10.2% of revenue for the first quarter of 2019. This was due primarily to higher gross profit due to product mix and lower variable manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $7.2 million in the first quarter of 2020 from $6.8 million in the same period in 2019, mainly due to increased professional services rendered primarily related to additional compliance obligations under the Sarbanes-Oxley Act of 2002, as well as new headcount hired in the first quarter of 2020.

Change in fair value of contingent consideration

During the first quarter of 2019, it was determined that there was no fair value of the contingent consideration liability, and that no obligation existed resulting in a gain of $3.1 million being recognized. The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and relates to a contingent earn-out payment associated with the acquisition of MC Assembly. Fair value estimate under purchase accounting of $3.1 million was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019. No contingent consideration existed as at March 29, 2020.

Restructuring Charges

During the first quarter of 2020, restructuring recoveries were recorded of $0.2 million primarily related to the cash collections of previously provisioned inventory included in the Dongguan facility. During the first quarter of 2019, restructuring charges of $0.6 million were incurred related to the reduction of 10 full-time equivalents (“FTEs”) in the U.S. and 4 FTEs in Canada and 167 FTEs and contract employees in Mexico. As at March 29, 2020, the Company had $887 of accrued restructuring charges remaining to be paid by the end of the third quarter of 2020.

Interest Expense

Interest expense decreased to $2.1 million in the first quarter of 2020 compared to $2.9 million in the same period in 2019. The decrease was primarily the result of the pay down of the Term Loan B Facility in addition to lower average debt balance in the first quarter of 2020 compared to the same period in 2019. The weighted average interest rates with respect to the debt on our PNC and TCW Facilities was 7.7%. The weighted average interest rates for the same period in the prior year was 9.4%.

Income Tax Expense

The Company recorded current income tax expense of $0.3 million for each of the first quarters of 2020 and 2019, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $0.1 million in the first quarter of 2019, in connection with temporary differences related to the Mexican operations.

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

Net Income and Adjusted Net Income Reconciliation

Adjusted Net Income, a non-GAAP financial measure, is defined as Net Income before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Management presents Adjusted Net Income, as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net loss with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of Net Income to Adjusted Net Income (in thousands):

	March 29, 2020	March 31, 2019
Net Income	$775	$1,211
Add:

Amortization of intangible assets	1,518	1,844
Restructuring charges (recovery)	(221)	624
Stock based compensation	162	88
Fair value adjustment of warrant liability	(517)	(101)
Fair value adjustment of contingent consideration	—	(3,050)
Merger and acquisitions related expenses	—	91
Unrealized foreign exchange loss on unsettled forward foreign exchange contracts	512	—
Adjusted Net Income	$2,229	$707

Net income decreased to $0.8 million from $1.2 million in the first quarter of 2020 and 2019. This was due primarily to change in fair value of contingent consideration resulting in a gain of $3.1 million in the first quarter of 2019, partially offset by the change of restructuring charges of $0.8 million incurred in 2020 and 2019. When excluding these items, adjusted Net Income increased $1.5 million in the first quarter of 2020 over the same period in the prior year, which is mainly due to increased gross profit, reduced interest expense due to reduction in debt and partially offset by increased selling, general and administrative expense.

Gross Profit and Adjusted Gross Profit Reconciliation

Adjusted Gross Profit, a non-GAAP financial measure, is defined as gross profit exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and the amortization of intangible assets. The Company calculates an adjusted gross profit amount as we consider gross profit exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance. We also believe adjusted gross profit provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Three months ended March 29, 2020	Three months ended March 31, 2019
Gross profit	$9,639	$8,624
Add:
Unrealized foreign exchange loss on unsettled forward exchange contracts	512	—
Amortization of intangible assets	1,518	1,844
Adjusted gross profit	$11,669	$10,468
Adjusted gross profit percentage	12.3%	10.2%

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts, fair value adjustment of warrant liability, fair value adjustment to contingent consideration and merger and acquisition related expenses. Management presents EBITDA and Adjusted EBITDA, as it is utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended March 29, 2020	Three months ended March 31, 2019
Net income	$775	$1,211
Add:

Depreciation of property, plant and equipment	1,603	1,627
Amortization of intangible assets	1,518	1,844
Interest	2,093	2,870
Income taxes	290	271
EBITDA	$6,279	$7,823

Add:

Restructuring charges (recovery)	(221)	624
Stock based compensation	162	88
Fair value adjustment of warrant liability	(517)	(101)
Fair value adjustment to contingent consideration	—	(3,050)
Merger and acquisition related expenses	—	91
Unrealized foreign exchange loss on unsettled forward exchange contracts	512	—
Adjusted EBITDA	$6,215	$5,475

Adjusted EBITDA for three months ended March 29, 2020 increased by $0.8 million to $6.2 million compared with $5.5 million for the same period in 2019 due to the increase in gross profit, partially offset by increased selling, general and administrative expenses.

Liquidity

As at March 29, 2020, the Company’s liquidity was comprised of $1.4 million in cash on hand and $31.2 million of funds available to borrow under the PNC Facility, which mature on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 4). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing. We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to secure alternative methods of financing.

Net cash generated in operating activities during the three months ended March 29, 2020, was $2.9 million compared to $2.8 million for the same period in the prior year. Working capital changes related to $4.5 million reduction in inventory offset by the $2.5 million increase in the unbilled contract assets. Accounts payable had decreased $6.2 million due to timing of payments, improved payment terms and reduced inventory. Accounts payable days outstanding decreased to 68 days for the first quarter of 2020 compared to 73 days for the first quarter of 2019. Inventory turnover, on an annualized basis, decreased to 4.5 times for the first quarter of 2020 compared to 5 times for the first quarter of 2019. Accounts receivable days sales outstanding increased to 60 days in the first quarter of 2020 from 58 days for the first quarter of 2019.

Net cash used in financing activities during the first quarter of 2020 was $2.0 million compared to net cash used by $2.2 million for the first quarter of 2019. During the first quarter of 2020 and 2019, the Company made net repayments to the revolving debt of $1.4 million. The Company also paid down its long-term debt in the amount of $0.3 million in the first quarters of 2020 and 2019. Principal repayments on capital lease obligations were $0.4 million in the first quarter of 2020 compared to $0.5 million in the same period in the prior year.

Net cash used in investing activities during the first quarter of 2020 was $0.9 million compared to $0.7 million in the first quarter of 2019, related to capital asset purchases.

Capital Resources

The Company borrows money under the PNC Facility. The PNC Facility has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

 The Company also borrows money under the Financing Agreement which governs the Term A Loan Facility that matures on the Maturity Date. The Term Loan A Facility bears interest at LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019, and on or before November 8, 2020, and (iii) 1.00% in the event that such payment occurs after November 8, 2020, and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company was in compliance with the financial covenants included in the Credit Facilities as at March 29, 2020.

We believe that our sources of liquidity and capital, including cash we expect to generate from operations, available cash and amounts available under our Credit Facilities, will be adequate to meet our debt service requirements, capital expenditures and working capital needs at our current level of operations for the next twelve months. However, we make no assurance that these sources of liquidity and capital, particularly with respect to amounts available from lenders, will be sufficient to meet our future needs. We have agreed to a borrowing base formula under which the amount we are permitted to borrow under the PNC Facility is based on our accounts receivable and inventory. Further, we make no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our indebtedness. Our future operating performance and ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, certain of which are beyond our control.

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing. We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to secure alternative methods of financing. In order to meet our customers’ delivery requirements, we have incurred and may continue to incur COVID-19 related expenses. These are primarily due to incremental logistics costs associated with expediting inventory purchases from existing and new sources, and labor and production inefficiencies and retention of temporary replacement labor to address workplace absenteeism due to illness, potential COVID-19 exposure or personal commitments. We are currently taking steps to limit our expenses, including putting a pause on all non-essential new hiring and new programs, and reducing our second quarter capital expenditures.

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

 The Company also borrows money pursuant to the Financing Agreement. The Term A Loan Facility matures on its Maturity Date. The Term Loan A Facility bears interest at LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019, and on or before November 8, 2020, and (iii) 1.00% in the event that such payment occurs after November 8, 2020, and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

 The impact of a 10% change in interest rates would be estimated to have the following impact on our reported earnings.

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

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$1.5
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(1.8)

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

While we continue to communicate with our customers and monitor cash collections, market conditions, including as a result of the COVID-19 pandemic, may negatively impact our customers’ ability to pay. We do not currently foresee a material impact in the short term based on our customers’ payment patterns, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and any charges could have a material impact on our financial performance.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at March 29, 2020.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at March 29, 2020, the Company’s liquidity is comprised of $1.4 million in cash on hand and $31.2 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million of which $31.2 million of funds were available as at March 29, 2020 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

Market conditions, including as a result of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing. We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to seek alternative methods of financing, which may only be available to use on unfavorable terms, if at all.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at March 29, 2020, are comprised of the following:

	As at March 29, 2020		As at December 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$1,354	$1,354	$1,368	$1,368

Level 2
Revolving credit facility	31,185	31,185	34,701	34,701
Current and long term debt	34,927	38,438	35,000	38,750
Warrant liability	1,213	1,213	1,730	1,730

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective during and as at March 29, 2020 due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “2019 Form 10-K”). As previously described in Part II, Item 9A of our 2019 Form 10-K, we implemented a remediation plan to address the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of 2020.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the fiscal quarter ended December 29, 2019, as of March 29, 2020, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

The following additional risk factor should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.

The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers may have a material, adverse impact on our financial condition and results of operations.

Our global operations expose us to risk arising from the global COVID-19 pandemic, which may impact our employees, operations, supply chain and distribution system. Indirect results of the COVID-19 pandemic, including public and private sector policies intended to reduce the transmission of COVID-19, could affect our employees, reduce capacity utilization levels, require the closure of facilities, or interrupt our supply chain.  Factory closures or reductions in capacity utilization levels could cause us to incur direct costs and lose revenue. Closures or reductions in the capacity utilization of our suppliers could reduce our ability to source materials and meet production requirements. The COVID-19 pandemic may also impact our customers and create unpredictable changes in demand for our manufacturing services. The duration and extent of these impacts, most of which are beyond our control, continue to evolve and remain uncertain. Due to these possible impacts of the COVID-19 pandemic and as generally described in this quarterly report, the Company’s consolidated financial position, results of operations and cash flows for the first quarter of 2020 are not necessarily indicative of future performance.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None

Item 6 Exhibits

EXHIBIT INDEX

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.
31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.
32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.
32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2020.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.LAB*	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 7, 2020