Form 10-Q
period 2020-06-28
SMTC CORP
filed 2020-08-06
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

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

As of August 6, 2020, SMTC Corporation had 28,214,800 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	June 28, 2020	December 29, 2019
Assets
Current assets:
Cash	$311	$1,368
Accounts receivable — net (note 3)	65,071	69,919
Unbilled contract assets (note 3)	38,647	26,271
Inventories (note 3)	50,125	47,826
Prepaid expenses and other assets	6,813	7,044
Derivative assets (note 9)	459	—
Income taxes receivable	160	—
Total current assets	161,586	152,428
Property, plant and equipment — net (note 3)	23,495	25,310
Operating lease right of use assets — net	6,419	3,330
Goodwill (note 3)	18,165	18,165
Intangible assets — net (note 3)	10,383	12,747
Deferred income taxes — net	473	540
Deferred financing costs — net	749	859
Total assets	$221,270	$213,379
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 4)	$33,943	$34,701
Accounts payable	70,591	74,126
Accrued liabilities (note 3)	20,039	11,164
Warrant liability (note 4)	1,612	1,730
Restructuring liability (note 10)	675	1,597
Income taxes payable	267	157
Current portion of long-term debt (note 4)	1,875	1,250
Current portion of operating lease obligations	1,494	1,128
Current portion of finance lease obligations	1,110	1,226
Total current liabilities	131,606	127,079
Long-term debt (note 4)	32,903	33,750
Operating lease obligations	5,339	2,615
Finance lease obligations	8,278	8,838
Total liabilities	178,126	172,282
Shareholders’ equity:
Capital stock (note 5)	508	508
Additional paid-in capital	293,706	293,389
Deficit	(251,070)	(252,800)
	43,144	41,097
Total liabilities and shareholders’ equity	$221,270	$213,379

Commitments (note 11)

Subsequent event (note 12)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue (note 3)	$90,406	$90,936	$185,544	$193,585
Cost of sales (note 9)	79,720	81,939	165,219	175,964
Gross profit	10,686	8,997	20,325	17,621
Selling, general and administrative expenses	7,107	6,560	14,326	13,359
Change in fair value of contingent consideration	—	—	—	(3,050)
Restructuring charges (reversal) (notes 3 and 10)	(125)	1,546	(346)	2,170
Operating income	3,704	891	6,345	5,142
Fair value measurement loss (gain) on warrant liability (note 4)	399	40	(118)	(61)
Interest expense (note 3)	1,987	2,800	4,080	5,670
Net income (loss) before income taxes	1,318	(1,949)	2,383	(467)
Income tax expense (note 6):
Current	311	416	586	695
Deferred	52	103	67	95
	363	519	653	790
Net income (loss) and comprehensive income (loss)	955	(2,468)	1,730	(1,257)
Net income per share:
Basic	$0.03	$(0.10)	$0.06	$(0.05)
Diluted	$0.03	$(0.10)	$0.06	$(0.05)
Weighted average number of shares outstanding (note 7):
Basic	28,213,729	23,557,944	28,204,514	23,403,431
Diluted	29,493,472	23,557,944	29,484,257	23,403,431

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended June 28, 2020

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, March 29, 2020	28,195,300	$508	$293,551	$(252,025)	$42,034
RSU vested and stock options exercised	19,500	—	—	—	—
Stock-based compensation	—	—	155	—	155
Net income	—	—	—	955	955
Balance, June 28, 2020	28,214,800	508	293,706	(251,070)	43,144

Three months ended June 30, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, March 31, 2019	23,350,558	$460	$278,734	$(245,594)	$33,600
RSU vested and issued in common shares	18,500	—	—	—	—
Issuance of common shares from rights offering	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	97	—	97
Net loss	—	—	—	(2,468)	(2,468)
Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273

See accompanying notes to interim consolidated financial statements.

Six months ended June 28, 2020	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 29, 2019	28,195,300	$508	$293,389	$(252,800)	$41,097
RSU vested and stock options exercised	19,500	—	—	—	—
Stock-based compensation	—	—	317	—	317
Net income	—	—	—	1,730	1,730
Balance, June 28, 2020	28,214,800	$508	$293,706	$(251,070)	$43,144

Six months ended June 30, 2019	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2018	23,189,381	$458	$278,648	$(246,805)	$32,301
RSU vested and issued in common shares	179,677	2	(2)	—	—
Issuance of common shares from rights offering	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	185	—	185
Net loss	—	—	—	(1,257)	(1,257)
Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended
	June 28, 2020	June 30, 2019
Cash provided by (used in):
Operations:
Net income(loss)	$1,730	$(1,257)
Items not involving cash:
Depreciation of property, plant and equipment	3,222	3,253
Amortization of intangible assets	2,364	3,688
Unrealized foreign exchange gain on unsettled forward exchange contracts	(459)	—
Deferred income taxes	67	95
Amortization of deferred financing fees and debt insurance costs	588	545
Stock-based compensation	317	185
Change in fair value of warrant liability	(118)	(61)
Change in fair value of contingent consideration	—	(3,050)
Change in non-cash operating working capital:
Accounts receivable	4,848	8,035
Unbilled contract assets	(12,376)	(7,214)
Inventories	(2,299)	7,054
Prepaid expenses and other assets	231	(1,128)
Income taxes receivable/payable	(50)	203
Accounts payable	(3,377)	(10,130)
Accrued liabilities	8,875	(9)
Restructuring liability	(919)	(857)
Net change in operating lease right of use asset and liability	1	465
	2,645	(183)
Financing:
Repayments of revolving credit facility	(758)	(11,272)
Repayment of long-term debt	(625)	(625)
Deferred financing fees	(75)	(50)
Principal repayments of finance lease obligations	(676)	(809)
Proceeds from issuance of common stock through rights offerings	—	14,044
	(2,134)	1,288
Investing:
Purchase of property, plant and equipment	(1,568)	(2,072)
	(1,568)	(2,072)
Decrease in cash	(1,057)	(967)
Cash, beginning of period	1,368	1,601
Cash, end of the period	$311	$634

Supplemental Information
Cash interest paid	$3,946	$2,363
Increase in operating right of use assets	$3,840	$5,559
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$71	$260

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

(in thousands)

1.	Business and Nature of Presentation

Background

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

Basis of Presentation

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted supply chains, created significant volatility and disruption in financial markets and has resulted in an economic slowdown. In response to the impact of the COVID-19 pandemic, and given the uncertainty of its duration, the Company has initiated measures designed to protect our employees and will continue to adapt in order to maintain operations while providing a safe environment.

The Company is actively monitoring the global COVID-19 pandemic and continuously communicating with our customers, key suppliers, employees and union representatives, in addition to government and state representatives where our manufacturing facilities reside. We have experienced increased workplace absenteeism as illness, potential COVID-19 exposure for higher risk employees or personal commitments that restrict the ability of some employees to come to work.  The Company has modified shift schedules and hired temporary labor to help address this situation and meet our customers’ product shipping schedules.  During the three months ended June 28, 2020, the Company incurred additional costs of $1,185 that we have attributed to the COVID-19 pandemic, including additional temporary headcount as at risk employees are mandated to stay home in our Mexico locations as well as the purchase of personal protective equipment and costs to sanitize and clean facilities.

As at June 28, 2020, the additional funds available to borrow under our PNC Facility (as described and defined in note 4 below) after deducting the current borrowing base conditions and subject to debt covenants, should the Company require additional funding during the COVID-19 pandemic, was $30,875 (March 29, 2020 - $31,185).  In addition, during the quarter ended June 28, 2020, the Company entered into amendments to its lending agreements with PNC and TCW, as disclosed in note 4, that would allow for the addback of certain costs attributable to the COVID-19 pandemic.

Transition of China Manufacturing

During the fourth quarter of 2019, we ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our other North American sites. During the first quarter of 2020, the Company completed final shipments for customers serviced at our Chinese manufacturing facility and completed the relocation of the equipment to our other North American sites. Customer concerns about uncertainties relating to the prolonged impact of tariffs and macro-economic factors caused a number of our customers to begin to re-evaluate demand for some of their products and reconsider where they outsource their manufacturing. Revenues attributable to production from SMTC’s manufacturing operations in China declined in 2019 as compared to 2018, but more significant declines were anticipated in 2020 which would have resulted in negative operating margins from our China site. This ultimately resulted in the decision to close the manufacturing facility.

2.	Accounting Pronouncements

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

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact of this accounting standard.  However, it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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

Consolidated Balance Sheets

Accounts receivable – net:

	June 28, 2020	December 29, 2019
Trade accounts receivable	$67,192	$71,113
Other receivables	188	1,098
Allowance for doubtful accounts	(2,309)	(2,292)
Total	$65,071	$69,919

The allowance for doubtful accounts pertains primarily to one customer previously serviced out of Dongguan China. This was provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details. To date, there has been no material impact of the COVID-19 pandemic on the allowance for doubtful accounts.

Unbilled contract assets

	June 28, 2020	December 29, 2019
Opening	$26,271	$20,405
Contract assets additions	172,217	350,709
Contract assets invoiced	(159,841)	(344,843)
Ending	$38,647	$26,271

Inventories:

	June 28, 2020	December 29, 2019
Raw materials	$50,251	$48,067
Parts and other	383	586
Provision for obsolescence	(509)	(827)
Total	$50,125	$47,826

The provision for obsolescence primarily pertains to customers previously serviced out of the Dongguan facility. These have been provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details.

Property, plant and equipment – net:

	June 28, 2020	December 29, 2019
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a) (e)	43,192	42,732
Office furniture and equipment (c) (e)	836	1,005
Computer hardware and software (d) (e)	3,679	3,979
Leasehold improvements (e)	4,240	4,265
	72,580	72,614
Less accumulated depreciation:
Land	—	—
Buildings (b)	(10,944)	(10,392)
Machinery and equipment (a) (e)	(32,700)	(31,192)
Office furniture and equipment (c) (e)	(393)	(546)
Computer hardware and software (d) (e)	(3,082)	(3,289)
Leasehold improvements (e)	(1,966)	(1,885)
	(49,085)	(47,304)
Property, plant and equipment—net	$23,495	$25,310

(a)

Included within machinery and equipment were assets under finance leases with costs of $2,275 and $2,275 and associated accumulated depreciation of $1,196 and $974 as of June 28, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended June 28, 2020 and June 30, 2019 was $109 and $142, respectively. The related depreciation expense for the six months ended March 29, 2020 and June 30, 2019 was $222 and $284, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance leases of $9,082 and associated accumulated depreciation of $1,303 and $900 as of June 28, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended June 28, 2020 and June 30, 2019 was $201 and $201, respectively. The related depreciation expense for six months ended June 28, 2020 and June 30 29, 2019 was $403 and $402, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $307 and associated accumulated depreciation of $85 and $52 as of June 28, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended June 28, 2020 and June 30, 2019 was $16 and $10, respectively. The related depreciation expense for the six months ended June 28, 2020 and June 30 29, 2019 was $33 and $20, respectively.

(d)

Included within computer hardware and software were assets under finance leases with costs of $91 and associated accumulated depreciation of $66 and $51 as of June 28, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended June 28, 2020 and June 30, 2019 was $8 and $8, respectively. The related depreciation expense for the six months ended June 28, 2020 and June 30, 2019 was $15 and $15, respectively.

(e)

Fully depreciated machinery and equipment with cost of $636 and accumulated amortization of $636 was written off in the six months ended June 28, 2020. Fully depreciated office furniture and fixtures with cost of $209 and accumulated amortization of $209 was written off. Fully depreciated computer hardware and software with cost of $414 and accumulated amortization of $414 was written off. Write off charges of $3 were incurred on leasehold improvements with cost of $185 and accumulated amortization of $182.  These write off charges were incurred related to the closure of the Dongguan facility for those items not otherwise transferred to other manufacturing facilities.

Intangible assets:

	June 28, 2020	December 29, 2019
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000
Less accumulated amortization:
Customer relationships	(2,031)	(1,414)
Order backlog	(6,990)	(5,333)
Trade name	(1,300)	(1,300)
Non-compete agreements	(296)	(206)
	(10,617)	(8,253)
Intangible assets—net	$10,383	$12,747

These intangible assets arose from the acquisition of MC Assembly Holdings Inc. (“MC Assembly”) in November 2018 and were allocated to the following operating segments:

	June 28, 2020	December 29, 2019
U.S.	$3,115	$3,824
Mexico	7,268	8,923
Total	$10,383	$12,747

Amortization expense of $2,364 is recorded in cost of sales in the consolidated statement of income and comprehensive income for the six months ended June 28, 2020, and $3,688 for the six months ended June 30, 2019.  Amortization expense for the next five years and thereafter is as follows:

2020	$682
2021	1,235
2022	1,235
2023	1,235
2024	1,235
2025 and thereafter	4,761
Total amortization	$10,383

Goodwill:

The carrying value of goodwill as at June 28, 2020 was $18,165 (December 29, 2019 – $18,165). This goodwill arose from the acquisition of MC Assembly in November 2018 and was allocated to the following operating segments that are expected to benefit from the synergies of this business combination and has not changed since the acquisition:

	June 28, 2020	December 29, 2019
U.S.	$5,449	$5,449
Mexico	12,716	12,716
Total	$18,165	$18,165

The carrying value of goodwill is assessed annually at year-end and at each reporting period for impairment triggers to determine whether there exists any indicators of impairment.  The assessment is done at the operating segment level as the group of components (production facilities) within each operating segment all have similar economic characteristics. Our business operations have generally performed as expected during the first half of 2020.  While the COVID-19 pandemic creates significant uncertainty, in the near term, the Company did not identify any triggering events as at June 28, 2020.

Accrued liabilities:

	June 28, 2020	December 29, 2019
Payroll	$6,029	$5,504
Customer related	5,527	2,185
Deferred revenue	3,734	—
Vendor related	2,941	1,742
Professional services	760	612
Interest	402	860
Other	646	261
Total	$20,039	$11,164

Deferred Revenue is recorded when the Company invoices and becomes eligible to receive payment for goods or services prior to the transferring of goods or services to the customer under the terms of the contract (i.e., all revenue recognition criteria are not yet met), which is included within accrued liabilities.  As of June 28, 2020 and December 29, 2019, the balance of deferred revenue was $3,734 and Nil, respectively.  No revenue was recognized during the six months ended June 28, 2020.  The accounts receivable balances associated with the deferred revenue invoicing was $3,734 as at June 28, 2020.  Deferred revenue is recognized into revenue when all revenue recognition criteria are met.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Long-term debt	$1,020	$1,709	$2,068	$3,461
Revolving credit facility	482	597	1,034	1,216
Amortization of deferred financing fees	55	38	110	72
Amortization of debt issuance costs	239	236	478	473
Obligations under finance leases	188	220	380	448
Other interest	3	—	10	—
Total	$1,987	$2,800	$4,080	$5,670

4.	Debt

(a) Revolving credit and long-term debt facilities

	June 28, 2020	December 29, 2019
Revolving credit facility	$33,943	$34,701
Term loans:
Term loan A facility	$38,125	$38,750
Less deferred debt issue costs	(2,070)	(2,286)
Less unamortized discount on debt	(1,277)	(1,464)
Total term loans	$34,778	$35,000
Less current portion	(1,875)	(1,250)
Long term portion	$32,903	$33,750

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

On June 26, 2020, the Company, entered into the Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment”) and the Fifth Amendment to the Financing Agreement (“TCW Amendment”).  The PNC and TCW Amendments, among other things, amend the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed $1,200, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed $1,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  The PNC and TCW Amendments also amends the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the PNC Agreement) pursuant to financing provided by a third party lender for any fixed or tangible assets acquired prior to the June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the PNC Agreement and Financing Agreement) permitted under the PNC Agreement to $3,750.

As at June 28, 2020, the additional funds available to borrow under the PNC Facility after deducting the current borrowing base conditions were $30,875 (December 29, 2019 - $21,644). The maximum amount of funds that could be available under the PNC Facility is $65,000. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At June 28, 2020, $33,943 (December 29, 2019 - $34,701) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility.

At June 28, 2020, $38,125 (December 29, 2019 - $38,750) was outstanding under the TCW Term Loan A Facility. The TCW Facilities are reported on the consolidated balance sheet net of deferred financing fees of $2,070 (December 29, 2019 - $2,286) and a discount on debt of $1,277 (December 29, 2019 - $1,464) related to the outstanding warrants described below.

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

The Company was in compliance with the covenants included in the Credit Facilities as at June 28, 2020.  The Company’s continued financial covenant compliance will depend on key variables, including the Company’s cash flow from earnings before interest, income taxes and depreciation as well as debt levels.  For context, assuming no change to forecast debt balances, a reduction of approximately 34% and 24% of earnings before interest, income taxes, depreciation and amortization as defined in PNC Agreement and Financing Agreement over the next six month period, could jeopardize covenant compliance at the end of our third and fourth quarters 2020, respectively, which test our ratios against twelve-month trailing results.  The Company attempts to address risks of covenant compliance by taking measures to reduce its inventory, revolving credit facility and term debt balances as necessary.

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

(c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Financing Agreement and are outstanding as at June 28, 2020. As a result of the anti-dilution provisions contained in the warrants that were triggered in connection with the Rights Offering and the Registered Direct Offering in June 2019, the warrants were exercisable to purchase an additional 7,214 shares of common stock (or a total of 511,949 shares) at June 28, 2020. These warrants are exercisable on a cashless basis, or for an exercise price of $0.01. The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $3.15 per unit or $1,612 as at June 28, 2020 ($3.38 per unit or $1,730 – December 29, 2019). The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive income (loss).
5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$
Balance at December 29, 2019	$28,195,300	$508
New share issuance-vested stock awards	19,500	-
Balance June 28, 2020	$28,214,800	$508

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019. During the six month period ended June 28, 2020, there were no stock options granted, exercised or forfeited. A summary of stock option activity for the six month period ended June 28, 2020 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2019	2,344,374	$2.14	2,016	7.9
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at June 28, 2020	2,344,374	2.14	1,757	7.4
Exercisable at June 28, 2020	1,088,140	1.55	1,741	6.7

During the three-month periods ended June 28, 2020 and June 30, 2019, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $57 and $41, respectively. During the six month periods ended June 28, 2020 and June 30, 2019, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $115 and $62, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

Restricted Stock Units and Restricted Stock Awards

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) and Restricted Stock Awards (“RSA”) arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019.  During the six month period ended June 28, 2020, 63,000 RSUs were granted. A summary of the RSU activity for the six month period ended June 28, 2020 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 29, 2019	348,000	$3.16	2.23
RSU granted	63,000	2.74
RSU vested and issued in common shares	(19,500)	1.28
RSU forfeited	—	—
Outstanding balance at June 28, 2020	391,500	3.19	2.24

Certain RSUs outstanding have a market condition such that the awards are vested and issuable only if the market price of the Company’s stock meets or exceeds a specified target during the vesting period. If the market condition is not met, the RSUs will not vest and will be forfeited.

Stock based compensation recognized during the three-month period ended June 28, 2020 and June 30, 2019 related to the restricted stock units was $98 and $56, respectively.  Stock based compensation recognized during the six month period ended June 28, 2020, and June 30, 2019, related to the restricted stock units was $202 and $123, respectively.
6.	Income taxes

During the six month period ended June 28, 2020 and June 30, 2019, the Company recorded current income tax expense $586 and $695, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax expense of $67 and $95, respectively, in connection with temporary differences related to the Mexican operations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, change of control limitations, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740, Income Taxes (“ASC 740”) states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. The U.S., Canadian and Asian jurisdictions continue to have a full valuation allowance recorded against the deferred tax assets.

On March 27, 2020, the U.S. federal government enacted The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides for certain tax relief with favorable implications for the Company. Most significantly, these provisions include a temporary relaxation of limitations on annual interest expense under Internal Revenue Code Section 163(j), and accelerated refund of certain federal tax credits. For the six months ended June 28, 2020, the current income tax benefit of these provisions is estimated to be $45, reflected in current tax expense.
7.	Earnings per common share

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Six months ended
(Number of common shares)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic weighted average shares outstanding	28,213,729	23,557,944	28,204,514	23,403,431
Dilutive stock awards (a,b)	1,279,743	—	1,279,743	—
Diluted weighted average shares outstanding	29,493,472	23,557,944	29,484,257	23,403,431

(a)

For the three and six months ended June 28, 2020, as a result of net income for the periods, dilutive earnings per share were calculated using the treasury stock method.  The dilutive stock awards have been calculated as 1,279,743 for the three and six months ended June 28, 2020, respectively, related to the outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three and six months ended June 30, 2019, as a result of net loss for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards would have been calculated as 1,251,626 for the three and six months ended June 30, 2019, related to outstanding unvested restricted stock units and incremental in-the-money stock options.

8.	Segmented information

General description

During the six months ended June 28, 2020, the Company operated and managed by geographic region in the United States, Mexico and China, which are our operating and reportable segments. Commencing in the three months ended June 28, 2020, China is no longer included as a reportable segment.  During the three months ended March 29, 2020, the Company completed final shipments for customers serviced in our Chinese manufacturing facility and the relocation of the equipment to our other North American sites. We utilize each reportable segment’s contribution (revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Contribution by country is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating segment management are directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue
Mexico	$58,801	$59,336	$122,165	$125,096
China	—	5,793	4,207	14,449
U.S.	32,136	29,211	65,517	59,022
Total	$90,937	$94,340	$191,889	$198,567
Intersegment revenue
Mexico	$(147)	$(594)	$(2,569)	$(743)
China	—	(2,681)	(3,303)	(4,107)
U.S.	(384)	(129)	(473)	(132)
Total	$(531)	$(3,404)	$(6,345)	$(4,982)
Net external revenue
Mexico	$58,654	$58,742	$119,596	$124,353
China	$—	3,112	$904	10,342
U.S.	31,752	29,082	65,044	58,890
Total segment revenue (which also equals consolidated revenue)	$90,406	$90,936	$185,544	$193,585
Segment contribution
Mexico	$5,088	$5,835	$10,963	$10,641
China	$—	844	(2)	1,699
U.S.	2,270	1,764	5,231	3,187
Total	$7,358	$8,443	$16,192	$15,527
Corporate expenses	4,750	6,006	10,652	11,265
Restructuring charges (recovery)	(125)	1,546	(346)	2,170
Change in fair value of warrant liability	399	40	(118)	(61)
Change in fair value of contingent consideration	—	—	—	(3,050)
Unrealized foreign exchange loss on unsettled forward exchange contracts	(971)	—	(459)	—
Interest expense	1,987	2,800	4,080	5,670
Income(loss) before income taxes	$1,318	$(1,949)	$2,383	$(467)

Three months ended June 28, 2020	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$4,220	$9,718	$—	$13,938
Retail and Payment Systems	6,750	—	—	6,750
Telecom, Networking and Communications	1,764	3,223	—	4,987
Medical and Safety	7,863	2,298	—	10,161
Industrial, Power and Clean Technology	30,952	7,339	—	38,291
Semiconductors	7,105	—	—	7,105
Avionics, Aerospace and Defense	—	9,174	—	9,174
Segment Revenue	58,654	31,752	—	90,406

Revenue by category	Mexico	U.S.	China	Total
Point in time	$551	$1,353	—	1,904
Over time	58,103	30,399	—	88,502
Total Revenue	58,654	31,752	—	90,406

Three months ended June 30, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$2,403	$9,648	$—	$12,051
Retail and Payment Systems	12,149	—	—	12,149
Telecom, Networking and Communications	3,503	2,314	2,200	8,017
Medical and Safety	8,093	3,104	47	11,244
Industrial, Power and Clean Technology	26,845	9,178	865	36,888
Semiconductors	5,749	16	—	5,765
Avionics, Aerospace and Defense	—	4,822	—	4,822
Segment Revenue	58,742	29,082	3,112	90,936

Revenue by category	Mexico	U.S.	China	Total
Point in time	$781	$1,386	$73	2,240
Over time	57,961	27,696	3,039	88,696
Total Revenue	58,742	29,082	3,112	90,936

Six months ended June 28, 2020	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$8,404	$17,766	$—	$26,170
Retail and Payment Systems	19,073	—	—	19,073
Telecom, Networking and Communications	4,799	7,014	714	12,527
Medical and Safety	16,426	4,875	130	21,431
Industrial, Power and Clean Technology	58,473	15,830	60	74,363
Semiconductors	12,421	—	—	12,421
Avionics, Aerospace and Defense	—	19,559	—	19,559
Segment Revenue	119,596	65,044	904	185,544

Revenue by category	Mexico	U.S.	China	Total
Point in time	$1,050	$2,420	$452	3,922
Over time	118,546	62,624	452	181,622
Total Revenue	119,596	65,044	904	185,544

Six months ended June 30, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$4,434	$20,654	$—	$25,088
Retail and Payment Systems	25,078	—	—	25,078
Telecom, Networking and Communications	7,507	4,391	6,884	18,782
Medical and Safety	16,501	6,756	441	23,698
Industrial, Power and Clean Technology	57,779	15,271	3,017	76,067
Semiconductors	13,054	16	—	13,070
Avionics, Aerospace and Defense	—	11,802	—	11,802
Segment Revenue	124,353	58,890	10,342	193,585

Revenue by category	Mexico	U.S.	China	Total
Point in time	$1,216	$3,098	$76	4,390
Over time	123,137	55,792	10,266	189,195
Total Revenue	124,353	58,890	10,342	193,585

Certain customers were reclassified from the Test and Measurement sector to the Industrial IoT, Power and Clean Technology sector during the three months ended June 28, 2020.  The comparative periods have been adjusted to conform to this classification.

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and six months ended:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
U.S.	$375	$256	$919	$517
Mexico	326	965	486	1,353
China	—	23	2	54
Segment total	701	1,244	1,407	1,924
Corporate and other	3	24	3	24
Total	$704	$1,268	$1,410	$1,948

Property, plant and operating lease right of use assets (a)

	June 28, 2020	December 29, 2019
U.S.	$19,570	$16,904
Mexico	10,221	10,970
China	—	670
Segment total	29,791	28,544
Corporate and other	123	96
Total	$29,914	$28,640

Other long term segment assets (b)

	June 28, 2020	December 29, 2019
U.S.	$8,564	$9,273
Mexico	20,457	22,179
China	—	—
Segment total	29,021	31,452
Corporate and other	749	859
Total	$29,770	$32,311

Total segment assets (a)

	June 28, 2020	December 29, 2019
U.S.	$125,222	$112,789
Mexico	95,153	93,349
China	—	6,694
Segment total	220,375	212,832
Corporate and other	895	547
Total	$221,270	$213,379

(a)	Property, plant and equipment information is based on the principal location of the asset.
(b)	Includes Goodwill, Intangible assets, deferred income taxes and deferred financing costs.

Geographic revenue

The following table contains geographic revenue based on our customer invoicing location, for the six months ended June 28, 2020 and June 30, 2019.

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
U.S.	$85,413	$82,593	$174,922	$176,934
Canada	4,646	4,860	9,668	9,770
China	347	3,483	954	6,881
Total	$90,406	$90,936	$185,544	$193,585

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

During the six months ended June 28, 2020, one customer exceeded 10% of total revenue, comprising of 14.3% of total revenue across all geographic segments. During the six months ended June 30, 2019, one customer exceeded 10% of total revenue, comprising of 13.1% of total revenue across all geographic segments.

As of June 28, 2020, no customers represented more than 10% of the trade accounts receivable.  At December 29, 2019, one customer comprised 10% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of total revenue or trade accounts receivable.
9.	Derivative financial instruments

During the six months ended June 28, 2020, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). The Company had no outstanding forward foreign exchange contracts in the first half of 2019.

The following table presents a summary of the outstanding foreign currency forward contracts as at June 28, 2020:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso	Buy	285,000 MXN	$11,668

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on June 28, 2020 for the six months period ended was $459 (June 30, 2019– $Nil) which was included in cost of sales in the interim consolidated statement of operations and comprehensive income (loss). Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows:

	June 28, 2020	December 29, 2019
Average USD:PESO contract rate	24.43	N/A
Average USD:PESO mark-to-market rate	23.50	N/A

The derivative assets were $459 as at June 28, 2020 (June 30, 2019 –Nil) which reflected the fair market value of the unsettled forward foreign exchange contracts.  There was no derivative liability as at June 28, 2020 or June 30, 2019.
10.	Restructuring Charges

Dongguan facility closure

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiration of the facility lease in December 2019, which was extended to February 2020. The closure was formally approved by the Board of Directors in September 2019.  A restructuring charge of $5,000 was recorded in the twelve months ended December 29, 2019 relating to the announced planned closure. The closure of the Dongguan facility resulted in a reduced labor force by approximately 137 employees. The employee group was notified of the closure in the last week of September 2019. The closure of the Dongguan facility and majority of the cash outflows associated with the $2,037 included within the restructuring liability was for severance and other exit costs which was substantially completed by the end of the first quarter of 2020. During the six months ended June 28, 2020, restructuring recoveries were recorded of $346 primarily related to shipments and cash payments received on previously provisioned Dongguan inventory Remaining activities include a small number of support staff performing administrative duties, professional services to be rendered with respect to the closure activities, taxes and duties to be settled in addition to severance payments.  Substantially all of the costs are anticipated to be spent by the third quarter of 2020.  Manufacturing by the Company of certain products previously manufactured at the Dongguan facility has been transferred to the Company’s other manufacturing facilities. A restructuring charge of $5,000 was recorded in the twelve months ended December 29, 2019 relating to the announced planned closure.

Restructuring Liability

Termination benefits and other exit costs
Balance as at December 29, 2019	$1,597
Involuntary employee termination benefits	115
Other exit cost payments and provisions reversed unutilized	(183)
Payments—Dongguan severance	(626)
Payments (U.S., Canada and Mexico)	(228)
At June 28, 2020	$675

11.	Commitments

Purchase obligations not recorded on the balance sheet as at June 28, 2020 consist of open non-cancellable purchase orders (PO) for raw materials for $50,455, which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 29, 2019, consisted of open non-cancellable purchase orders for raw materials for $27,959 to be paid within 12 months of the PO issue date.

12.	Subsequent Events

Subsequent to June 28, 2020, and in part in response to economic conditions resulting from the COVID-19 pandemic, the Company effected cost-cutting measures including headcount reductions, the majority of which were at our Zacatecas, Mexico facility with a total cost amounting to $1,000.

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

The forward-looking statements in this discussion and elsewhere in this quarterly report, including those regarding the electronics manufacturing services industry, market conditions, our expectations regarding our future performance, liquidity and capital resources, the impact of accounting standards not yet adopted, compliance with financial covenants under our Credit Facilities, future response to and effects of the COVID-19 pandemic, including our continued operations, customer demand, supply chain availability and implementation of protective measures, public policy response to the COVID-19 pandemic including legislation or restrictions, our expectations regarding customer concentration, our expectations regarding timing and mitigation of the identified material weakness in internal control over financial reporting, and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 13, 2020, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we do not intend to update these forward-looking statements after the date of this quarterly report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We operate more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases. As of June 28, 2020, we had 3,196 employees of which 2,589 were full time and contract employees.

COVID-19 Update

Our business operations have generally performed as expected during the first half of 2020. However, the fast developing COVID-19 pandemic represents significant uncertainty for the remainder of the year.  So far, while we have experienced some impact to our business from the COVID-19 pandemic, and experienced forecast fluctuations in the second quarter from our end customers, all of our facilities remain in operation and in compliance with applicable COVID-19 health and safety measures.  While demand from our customers has remained relatively stable, the COVID-19 pandemic could impact our customers and may result in unpredictable reductions or increases in demand across the industry sectors we service. We are proactively coordinating with our customers and key suppliers in anticipation of further possible COVID-19-related disruptions, including potential materials constraints for inventory sourced from certain regions, increased shipping costs, delays and lead-times.  As at June 28, 2020, the funds available to borrow under our PNC Facility (as described and defined below) after deducting the current borrowing base conditions and subject to debt covenants were $30.9 million.

The Company believes that the effects of the COVID-19 pandemic have the potential to negatively impact the results of our operations, cash flows and financial position.  In response, management has implemented actions to mitigate the potential financial impact, to protect the health of our employees and to comply with government regulations at each of our facilities.  We are taking extensive precautions intended to protect the health and safety of our employees and to ensure business continuity. Despite these efforts it is possible that an extended pandemic could disrupt the operation of one or more of our manufacturing facilities or our supply chain. Additionally, one or more of our manufacturing facilities may need to limit operations or temporarily close. Although many of the products we manufacture for our customers are deemed essential, the COVID-19 pandemic may impact demand for our customers’ products, which could impact our production schedules. Our employees may be unable to perform their work due to illness caused by the COVID-19 pandemic or local, state or federal orders and restrictions requiring employees to remain at home.  These possible impacts could result from both the pandemic itself and the extensive public restrictions imposed to limit the spread of COVID-19.  If one or more of our manufacturing facilities were temporarily closed or had its operations limited, or customers pushed out demand due to the pandemic, this would have a material impact on our operations.

We are actively monitoring the global COVID-19 pandemic and in continuous communication with our employees and union representatives, in addition to government and state representatives where our manufacturing facilities reside. We have instructed those employees at higher risk of COVID-19 to stay home and have directed all non-essential employees to work remotely.  For those employees continuing to work in our facilities, we have instituted programs of temperature metering, intensive cleaning and disinfection, social distancing and are prohibiting visitors to our sites.  We have experienced increased workplace absenteeism as illness, potential COVID-19 exposure or personal commitments restrict the ability of some employees to come to work.  The Company has modified shift schedules and hired temporary labor to help address this situation and meet our customers’ product shipping schedules.  We anticipate incurring higher direct labor charges in the third quarter of 2020 as a result of this.  Decisions on further measures or the continuation of these measures will depend on the impact of the COVID-19 pandemic on our operations and the requirements of each jurisdiction in which we operate.

We incurred an additional $1.2 million in COVID-19 related expenses in the second quarter primarily due to the retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs related to facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our Company.  This includes putting a pause on all non-essential new hiring and new programs and reducing our capital expenditures.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we will continue to actively monitor the situation and may take further actions that alter our business operations to comply with required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended June 28, 2020 compared with the quarter ended June 30, 2019:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended June 28, 2020		Three months ended June 30, 2019		Change 2019 to 2020
	$	%	$	%	$	%
Revenue	90.4	100.0	90.9	100.0	(0.5)	(0.6)
Cost of sales	79.7	88.2	81.9	90.1	(2.2)	(2.7)
Gross profit	10.7	11.8	9.0	9.9	1.7	18.9
Selling, general and administrative expenses	7.1	7.9	6.7	7.4	0.4	6.0
Restructuring charges (recovery)	(0.1)	(0.1)	1.5	1.7	(1.6)	(106.7)
Operating income	3.7	4.1	0.8	0.9	2.9	362.5
Fair value measurement loss (gain) on warrant liability	0.4	0.4	—	0.0	0.4	100
Interest expense	2.0	2.2	2.8	3.1	(0.8)	(28.6)
Income before income taxes	1.3	1.4	(2.0)	(2.2)	3.3	165.0
Income tax expense (recovery)
Current	0.3	0.3	0.4	0.4	(0.1)	(25.0)
Deferred	0.0	0.0	0.1	0.1	(0.1)	(100.0)
	0.3	0.3	0.5	0.6	(0.2)	(40.0)
Net income(loss)	1.0	1.1	(2.5)	(2.8)	3.5	140.0

Revenue by Industry Sector

	Three months ended June 28, 2020		Three months ended June 30, 2019		Change
Industry Sector	$	%	$	%	$	%
Test and Measurement	13.9	15.4	12.1	13.3	1.8	14.9
Retail and Payment Systems	6.7	7.4	12.1	13.3	(5.4)	(44.6)
Telecom, Networking and Communications	5.0	5.5	8.0	8.8	(3.0)	(37.5)
Medical and Safety	10.2	11.3	11.2	12.3	(1.0)	(8.9)
Industrial, Power and Clean Technology	38.3	42.4	36.9	40.6	1.4	3.8
Semiconductors	7.1	7.9	5.8	6.4	1.3	22.4
Avionics, Aerospace and Defense	9.2	10.2	4.8	5.3	4.4	91.7
Total	90.4	100.0	90.9	100.0	(0.5)	(0.6)

Certain customers were reclassified from the test and measurement sector to the industrial IoT, power and clean technology sector during the three months ended June 28, 2020.  The comparative periods have been adjusted to conform to this classification.

Total Revenue decreased $0.5 million to $90.4 million for the second quarter of 2020 from $90.9 million in the same period in the prior year due to some demand reductions from retail payment systems and commercial avionics program, among others, and order rescheduling from other customers in the latter part of the second quarter of 2020.  We believe this resulted in part from the COVID-19 pandemic and our customers modifying their requirements in response to the shifting demand of their respective end customers.

Revenue increased $4.2 million in the test and measurement sector compared to the second quarter of 2019, primarily due to volume increases for two customers serviced in Mexico.

Revenue decreased $5.4 million in the retail and payment systems sector compared to the second quarter of 2019, primarily due to decreased volume from one long-standing customer serviced in Mexico.

Revenue decreased $3.0 million in the telecom, networking and communications sector compared to the second quarter of 2019, primarily due to decreased volume from two customers serviced in Mexico and one customer disengaging in China due to the Dongguan facility closure.

Revenue decreased $1.0 million in the medical and safety sector compared to the second quarter of 2019, primarily due to one customer serviced in the U.S. experiencing reduced volumes due to the customer’s program transitioning to end-of-life.

Revenue decreased $1.0 million in the industrial IoT, power and clean technology sector compared to the second quarter of 2019, primarily due to decreased volume from two customers serviced in Mexico and two customers serviced in the U.S., partially offset by one customer serviced in Mexico with increased volumes.

Revenue increased $1.3 million in the semiconductors sector compared to the second quarter of 2019, due to increased volume from one customer serviced in Mexico.

Revenue increased $4.4 million in the avionics, aerospace and defense sector compared to the second quarter of 2019, due to the addition of three new customers serviced in the U.S.

Revenue by Geography

During the second quarter of 2020, 64.9% of our revenue was attributable to production from our operations in Mexico and 35.1% of our revenue was attributable to production from our operations in the U.S. During the second quarter of 2019, 64.6% of our revenue was attributable to production from our operations in Mexico, 32.0% of our revenue was attributable to production from our operations in the U.S. and 3.4% of our revenue was attributable to production from our operations in China.  Following the closure of our Dongguan manufacturing facility in China, manufacturing of certain products previously manufactured at that facility has been transferred to the Company’s other manufacturing facilities.

Additional Revenue Information

We recorded approximately $1.9 million and $2.2 million of revenue from sales of raw materials inventory to customers during the second quarter of 2020 and the second quarter of 2019, respectively. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

The Company’s ten largest customers represented 62.4% of revenue during the second quarter of 2020, compared with 55.9% in the second quarter of 2019. Revenue from the largest customer during the second quarter of 2020 was $14.6 million representing 16.1% of total revenue. This compares with revenue from the largest customer during the second quarter of 2019 of $12.3 million representing 13.5% of total revenue. No other customers represented more than 10% of revenue in either period.

Gross Profit

Gross profit for the second quarter of 2020 increased by $1.7 million to $10.7 million or 11.8% of revenue compared with $9.0 million or 9.9% of revenue for the same period in 2019. When excluding unrealized foreign exchange gain on unsettled forward contracts ,amortization of intangible assets and COVID-19 related expenses, the adjusted gross profit was $11.7 million or 13.0% of revenue for the second quarter of 2020 compared with $10.8 million or 11.9% of revenue for the second quarter of 2019. When excluding unrealized foreign exchange gain on unsettled forward contracts and amortization of intangible assets, gross profit was consistent with the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $7.1 million in the second quarter of 2020 from $6.7 million in the same period in 2019, mainly due to increased professional services rendered primarily related to additional compliance obligations under the Sarbanes-Oxley Act of 2002, increased variable compensation as well as new headcount additions in the second quarter of 2020.

Restructuring Charges

During the second quarter of 2020, restructuring recoveries were recorded of $0.1 million primarily related to the cash collections of previously provisioned inventory included in the Dongguan facility. During the second quarter of 2019, restructuring charges of $1.5 million were incurred related to the reduction of 18 full-time equivalents (“FTEs”) in U.S. and 292 FTEs and contract employees in Mexico.

As at June 28, 2020, the Company had $0.7 million of accrued restructuring charges remaining related to Dongguan to be paid by the end of the third quarter of 2020 mainly related to employee severance, estimated taxes and duties including shipping costs to pay for transfer of inventory and equipment to other facilities.

Interest Expense

Interest expense decreased to $2.0 million in the second quarter of 2020 compared to $2.8 million in the same period in 2019, respectively. The decrease was primarily the result of the pay down of the Term Loan B Facility in addition to lower average debt balance in the second quarter of 2020 compared to the same period in 2019.  The weighted average interest rates with respect to the debt on our PNC and TCW Facilities was 7.3%. The weighted average interest rates for the same period in the prior year was 9.8%.

Income Tax Expense

The Company recorded current income tax expense of $0.3 and $0.4 million for  the second quarters of 2020 and 2019, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $Nil and $0.1 million in the second quarter of 2020 and 2019, in connection with temporary differences related to the Mexican operations.

The US Congress passing of The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted March 27, 2020, provides for certain tax relief with favorable implications for the Company. Most significantly, these provisions include a temporary relaxation of limitations on annual interest expense under Internal Revenue Code Section 163(j), and accelerated refund of certain federal tax credits. For the six months ended June 28, 2020, the current income tax benefit of these provisions is estimated to be $0.1 million, reflected in current tax expense.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures: Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Net Income (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic. The Company’s management believes that adjusting for the additional temporary costs attributable to the COVID-19 pandemic allows for a better comparison of the Company’s performance to prior periods, which is consistent with our recent amendments to the financial covenants in our financing agreements. These non-GAAP measures are used by the Company’s management to manage and monitor the Company’s performance, and also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

Net Income and Adjusted Net Income Reconciliation

Adjusted Net Income, a non-GAAP financial measure, is defined as Net Income before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts and COVID-19 related expenses. Management presents Adjusted Net Income, as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net income (loss) with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of Net Income to Adjusted Net Income (in thousands):

	June 28, 2020	June 30, 2019
Net Income(loss)	$955	$(2,468)
Add:
Amortization of intangible assets	846	1,844
Restructuring charges (recovery)	(125)	1,546
Stock based compensation	155	97
Fair value adjustment of warrant liability	399	40
Merger and acquisitions related expenses	—	73
COVID-19 related expenses (1)	1,185	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(971)	—
Adjusted Net Income	$2,444	$1,132

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Net income increased to $1.0 million from $2.5 million loss in the second quarter of 2020 and 2019, respectively. This was due to increased gross profit, driven by a gain on unrealized foreign exchange gain on unsettled forward contracts and a reduction in amortization of intangible assets.  Also contributing was a decrease in interest expense and decreased restructuring cost recorded in the second quarter of 2020 over the same period in the prior year.  The net income in the second quarter of 2020 was partially offset with costs incurred of $1.2 million related to COVID-19 not incurred for the same period in the prior year.  When excluding the items in the reconciliation above, Adjusted Net Income increased $1.3 million in the second quarter of 2020 over the same period in the prior year.

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

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Three months ended June 28, 2020	Three months ended June 30, 2019
Gross profit	$10,686	$8,997
Add:
Unrealized foreign exchange gain on unsettled forward exchange contracts	(971)	—
Amortization of intangible assets	846	1,844
COVID-19 related expenses (1)	1,185	—
Adjusted gross profit	$11,746	$10,841
Adjusted gross profit percentage	13.0%	11.9%

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts, fair value adjustment of warrant liability and merger and acquisition related expenses and COVID-19 related expenses. Management presents EBITDA and Adjusted EBITDA, as they are utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended June 28, 2020	Three months ended June 30, 2019
Net income(loss)	$955	$(2,468)
Add:
Depreciation of property, plant and equipment	1,619	1,626
Amortization of intangible assets	846	1,844
Interest	1,987	2,800
Income taxes	363	519
EBITDA	$5,770	$4,321
Add:
Restructuring charges (recovery)	(125)	1,546
Stock based compensation	155	97
Fair value adjustment of warrant liability	399	40
Fair value adjustment to contingent consideration	—	—
Merger and acquisition related expenses	—	73
COVID-19 related expenses (1)	1,185	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	(971)	—
Adjusted EBITDA	$6,413	$6,077

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Adjusted EBITDA for three months ended June 28, 2020 increased by $0.3 million to $6.4 million compared with $6.1 million for the same period in 2019 due to the increase in gross profit, partially offset by increased selling, general and administrative expenses.

Six months ended June 28, 2020, compared with the six months ended June 30, 2019:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Six months ended June 28, 2020		Six months ended June 30, 2019		Change 2019 to 2020
	$	%	$	%	$	%
Revenue	185.5	100.0	193.6	100.0	(8.1)	(4.2)
Cost of sales	165.2	89.1	176.0	90.9	(10.8)	(6.1)
Gross profit	20.3	10.9	17.6	9.1	2.7	15.3
Selling, general and administrative expenses	14.3	7.7	13.3	6.9	1.0	7.5
Change in fair value of contingent consideration	—	—	(3.1)	(1.6)	3.1	100.0
Restructuring charges (recovery)	(0.3)	(0.2)	2.2	1.1	(2.5)	(113.6)
Operating income	6.3	3.4	5.2	2.7	1.1	21.2
Fair value measurement loss (gain) on warrant liability	(0.1)	(0.1)	—	0.0	(0.1)	100
Interest expense	4.1	2.2	5.7	2.9	(1.6)	(28.1)
Income before income taxes	2.3	1.2	(0.5)	(0.3)	2.8	560.0
Income tax expense (recovery)
Current	0.6	0.3	0.7	0.4	(0.1)	(14.3)
Deferred	0.0	0.0	0.1	0.1	(0.1)	(100.0)
	0.6	0.3	0.8	0.4	(0.2)	(25.0)
Net income(loss)	1.7	0.9	(1.3)	(0.7)	3.0	230.8

Revenue by Industry Sector

	Six months ended June 28, 2020		Six months ended June 30, 2019		Change
Industry Sector	$	%	$	%	$	%
Test and Measurement	26.1	14.1	25.3	13.1	0.8	3.2
Retail and Payment Systems	19.0	10.2	25.0	12.9	(6.0)	(24.0)
Telecom, Networking and Communications	12.5	6.7	18.8	9.7	(6.3)	(33.5)
Medical and Safety	21.5	11.6	23.7	12.2	(2.2)	(9.3)
Industrial, Power and Clean Technology	74.4	40.1	75.9	39.2	(1.5)	(2.0)
Semiconductors	12.4	6.7	13.1	6.8	(0.7)	(5.3)
Avionics, Aerospace and Defense	19.6	10.6	11.8	6.1	7.8	66.1
Total	185.5	100.0	193.6	100.0	(8.1)	(4.2)

Certain customers were reclassified from the test and measurement sector to the industrial IoT, power and clean technology sector during the three months ended June 28, 2020.  The comparative periods have been adjusted to conform to this classification.

Total revenue decreased $8.1 million to $185.5 million for the first half of 2020 from $193.6 million in the same period in the prior year primarily due to backlog fulfillment in the first half of 2019 associated with the acquisition of MC Assembly in November 2018, customer disengagement in China due to the Dongguan facility closure in the first quarter of 2020, along with some demand reductions from retail payment systems and commercial avionics programs, among others, and order rescheduling from other North America customers in the latter part of the second quarter of 2020.  We believe this resulted in part from the COVID-19 pandemic and our customers modifying their requirements in response to shifting demand of their respective end customers.

Revenue increased $1.1 million in the test and measurement sector compared to the first half of 2019, primarily due to volume increases for three customers (two serviced in Mexico; one serviced in the U.S.), partially offset by volume decreases for one customer serviced in the U.S.

Revenue decreased $6.0 million in the retail and payment systems sector compared to the first half of 2019, primarily due to decreased volume from two customers serviced in Mexico.

Revenue decreased $6.3 million in the telecom, networking and communications sector compared to the first half of 2019, primarily due to decreased volume from one customer serviced in Mexico and two customers disengaging in China due to the Dongguan facility closure, partially offset by one customer serviced in the U.S. with increased volumes.

Revenue decreased $2.2 million in the medical and safety sector compared to the first half of 2019, primarily due to one customer serviced in the U.S. experiencing reduced volumes due to the customer’s program transitioning to end-of-life and decreased volume from one other customer serviced in Mexico, partially offset by one customer serviced in Mexico with increased volumes.

Revenue decreased $1.8 million in the industrial IoT, power and clean technology sector compared to the first half of 2019, primarily due to decreased volume from three customers (two serviced in Mexico; one serviced in the U.S.), partially offset by three customers (two serviced in Mexico; one serviced in the U.S.) with increased volumes.

Revenue decreased $0.7 million in the semiconductors sector compared to the first half of 2019, due to decreased volume from one customer serviced in Mexico, offset by one customer serviced in Mexico with increased volumes.

Revenue increased $7.8 million in the avionics, aerospace and defense sector compared to the first half of 2019, due to volumes increases with two customers serviced in the U.S., as well as the addition of three new customers serviced in the U.S.

Revenue by Geography

During the first half of 2020, 64.4% of our revenue was attributable to production from our operations in Mexico, 35.0% of our revenue was attributable to production from our operations in the U.S. and 0.6% of our revenue was attributable to production from our operations in China. During the first half of 2019, 64.2% of our revenue was attributable to production from our operations in Mexico, 30.4% of our revenue was attributable to production from our operations in the U.S. and 5.3% of our revenue was attributable to production from our operations in China.  Following the closure of our Dongguan manufacturing facility in China, manufacturing of certain products previously manufactured at that facility has been transferred to the Company’s other manufacturing facilities.

Additional Revenue Information

We recorded approximately $3.9 million and $4.4 million of revenue from sales of raw materials inventory to customers during the first half of 2020 and the first half of 2019. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

The Company’s ten largest customers represented 55.7% of revenue during the first half of 2020, compared with 53.6% in the first half of 2019. Revenue from the largest customer during the first half of 2020 was $26.6 million representing 14.3% of total revenue. This compares with revenue from the largest customer during the first half of 2019 of $25.8 million representing 13.3% of total revenue. No other customers represented more than 10% of revenue in either period.

Gross Profit

Gross profit for the first half of 2020 increased by $2.7 million to $20.3 million or 10.9% of revenue compared with $17.6 million or 9.1% of revenue for the same period in 2019. When excluding unrealized foreign exchange gain on unsettled forward contracts, amortization of intangible assets and COVID-19 related expenses, the adjusted gross profit was $23.4 million or 12.6% of revenue for the first half of 2020 compared with $21.3 million or 11.0% of revenue for the first half of 2019. This was due primarily to higher gross profit due to product mix and lower variable manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $14.3 million in the first half of 2020 from $13.3 million in the same period in 2019, mainly due to increased professional services rendered related to additional compliance obligations under the Sarbanes-Oxley Act of 2002, as well as new headcount hired in the first half of 2020.

Change in fair value of contingent consideration

During the first half of 2019, it was determined that there was no fair value of the contingent consideration liability, and that no obligation existed resulting in a recognized gain of $3.1 million.  The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and relates to a contingent earn-out payment associated with the acquisition of MC Assembly.  The fair value estimate under purchase accounting of $3.1 million was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended June 30, 2019.  Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at June 30, 2019.  No contingent consideration existed as at June 28, 2020.

Restructuring Charges

During the first half of 2020, restructuring recoveries were $0.3 million primarily related to the cash collections of previously provisioned inventory included in the Dongguan facility.  During the first half of 2019, restructuring charges of $2.2 million were incurred related to the reduction of 28 full-time equivalents (“FTEs”) in the U.S. and 4 FTEs in Canada and 459 FTEs and contract employees in Mexico. As at June 28, 2020, the Company had $675 of accrued restructuring charges remaining to be paid by the end of the third quarter of 2020.

Interest Expense

Interest expense decreased to $4.1 million in the first half of 2020 compared to $5.7 million in the same period in 2019. The decrease was primarily the result of the pay down of the Term Loan B Facility in addition to lower average debt balance in the first half of 2020 compared to the same period in 2019.  The weighted average interest rates with respect to the debt on our PNC and TCW Facilities was 7.5%. The weighted average interest rates for the same period in the prior year was 9.6%.

Income Tax Expense

The Company recorded current income tax expense of $0.6 million and $0.7 million for the first half of 2020 and 2019, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $Nil and $0.1 million in the first half of 2020 and 2019, in connection with temporary differences related to the Mexican operations.

The US Congress passing of The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted March 27, 2020, provides for certain tax relief with favorable implications for the Company. Most significantly, these provisions include a temporary relaxation of limitations on annual interest expense under Internal Revenue Code Section 163(j), and accelerated refund of certain federal tax credits. For the six months ended June 28, 2020, the current income tax benefit of these provisions is estimated to be $0.1 million, reflected in current tax expense.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures: Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Net Income (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic. The Company’s management believes that adjusting for the additional temporary costs attributable to the COVID-19 pandemic allows for a better comparison of the Company’s performance to prior periods, which is consistent with our recent amendments to the financial covenants in our financing agreements. These non-GAAP measures are used by the Company’s management to manage and monitor the Company’s performance, and also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

Net Income and Adjusted Net Income Reconciliation

Adjusted Net Income, a non-GAAP financial measure, is defined as Net Income before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts and COVID-19 related expenses. Management presents Adjusted Net Income, as it is believed the information is useful to investors in understanding and evaluating our operating results as it aligns the net income (loss) with those adjustments made to EBITDA and gross profit.

Below is the reconciliation of Net Income to Adjusted Net Income (in thousands):

	Six months ended June 28, 2020	Six months ended June 30, 2019
Net Income(loss)	$1,730	$(1,257)
Add:
Amortization of intangible assets	2,364	3,688
Restructuring charges (recovery)	(346)	$2,170
Stock based compensation	317	185
Fair value adjustment of warrant liability	(118)	(61)
Fair value adjustment of contingent consideration		(3,050)
Merger and acquisitions related expenses	—	164
COVID-19 related expenses (1)	1,185	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(459)	—
Adjusted Net Income	$4,673	$1,839

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Net income increased to $1.7 million from a $1.3 million loss in the first half of 2020 and 2019.  In addition, the increase in net income was due to increased gross profit, unrealized foreign exchange gain on unsettled forward contracts, reduction in restructuring costs recorded in the second quarter of 2020 over the same period in the prior year. When excluding the items noted in the above reconciliation, Adjusted Net Income increased $2.8 million in the first quarter half of 2020 over the same period in the prior year, which is mainly due to increased gross profit, reduced interest expense due to reduction in debt and partially offset by increased selling, general and administrative expense.

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

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Six months ended June 28, 2020	Six months ended June 30, 2019
Gross profit	$20,325	$17,621
Add:
Unrealized foreign exchange gain on unsettled forward exchange contracts	(459)	—
Amortization of intangible assets	2,364	3,688
COVID-19 related expenses (1)	1,185	—
Adjusted gross profit	$23,415	$21,309
Adjusted gross profit percentage	12.6%	11.0%

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

EBITDA and Adjusted EBITDA Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest, taxes, depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts, fair value adjustment of warrant liability, fair value adjustment to contingent consideration and merger and acquisition related expenses and COVID-19 related expenses. Management presents EBITDA and Adjusted EBITDA, as they are utilized by management to monitor performance against budget as well as compliance with bank covenants. We also believe EBITDA and Adjusted EBITDA provide useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands).

	Six months ended June 28, 2020	Six months ended June 30, 2019
Net income(loss)	$1,730	$(1,257)
Add:
Depreciation of property, plant and equipment	3,222	3,253
Amortization of intangible assets	2,364	3,688
Interest	4,080	5,670
Income taxes	653	790
EBITDA	$12,049	$12,144
Add:
Restructuring charges (recovery)	(346)	2,170
Stock based compensation	317	185
Fair value adjustment of warrant liability	(118)	(61)
Fair value adjustment to contingent consideration	—	(3,050)
Merger and acquisition related expenses	—	164
COVID-19 related expenses (1)	1,185	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	(459)	—
Adjusted EBITDA	$12,628	$11,552

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Liquidity

As at June 28, 2020, the Company’s liquidity was comprised of $0.3 million in cash on hand and $30.9 million of funds available to borrow under the PNC Facility, which matures on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 4). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis, based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing.  We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to seek alternative methods of financing.

Net cash generated in operating activities during the three six months ended June 28, 2020, was $2.6 million compared to $0.2 million used for the same period in the prior year.  Working capital changes related to $4.8 million accounts receivable reduction were offset by the $12.4 million increase in the unbilled contract asset. Accounts receivable days sales outstanding increased to 62 days in the first half quarter of 2020 from 61 days for the first half of 2019. In addition, accrued liabilities increased $8.8 million due to deferred revenue for the first half of 2020, partially offset by reduction in Accounts Payable of $3.4 million due to timing of payments.  Accounts payable days outstanding decreased to 70 days for the first half of 2020 compared to 72 days for the first half of 2019.  Inventory turnover, on an annualized basis, decreased to 4.3 times for the first half of 2020 compared to 4.5 times for the first half of 2019.

Net cash used in financing activities during the first half of 2020 was $2.1 million compared to net cash generated by $1.3 million for the first half of 2019.  During the first half of 2020 and 2019, the Company made net repayments to the revolving debt of $0.8 million and $11.3 million, respectively. The Company also paid down its long-term debt in the amount of $0.6 million in the first quarters of 2020 and 2019.  Principal repayments on capital lease obligations were $0.4 million in the first half of 2020 compared to $0.8 million in the same period in the prior year.

Net cash used in investing activities during the first half of 2020 was $1.6 million compared to $2.1 million in the first half of 2019, related to capital asset purchases.

Capital Resources

The Company borrows money under the PNC Facility, which has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

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

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company was in compliance with the financial covenants included in the Credit Facilities as at June 28, 2020.

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

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing.  We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to secure alternative methods of financing.  In order to meet our customers’ delivery requirements, we have incurred and may continue to incur COVID-19 related expenses.  These are primarily due to incremental logistics costs associated with expediting inventory purchases from existing and new sources, and labor and production inefficiencies and retention of temporary replacement labor to address workplace absenteeism due to illness, potential COVID-19 exposure or personal commitments. We are currently taking steps to limit our expenses, including putting a pause on all non-essential new hiring and new programs, and reducing our third quarter capital expenditures.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows money under the PNC Facility, which has a term ending on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

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

The impact of a 10% change in interest rates would be estimated to have the following impact on our reported earnings.

10% increase in interest rate (million)	$0.5
10% decrease in interest rate (million)	$(0.5)

Foreign Currency Exchange Risk

Given our global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian, Mexican and Asian payroll, Euro-based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company enters into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Mexican peso expenditures. The strengthening of the Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The impact of a 10% change in exchange rates would be estimated to have the following impact on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (million)	$1.4
10% decrease in both the CAD and PESO foreign exchange rates (million)	$(1.7)

Credit Risk

In the normal course of operations, there is a risk that a counterparty may default on its contractual obligations to us which would result in a financial loss that could impact our reported earnings. In order to mitigate this risk, we complete credit approval procedures for new and existing customers and obtain credit insurance where it is financially viable to do so given anticipated revenue volumes, in addition to monitoring our customers’ financial performance. We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate. Although the Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

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

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at June 28, 2020.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at June 28, 2020, the Company’s liquidity is comprised of $0.3 million in cash on hand and $30.9 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million of which $30.9 million of funds were available as at June 28, 2020 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender in addition to being subject to certain debt covenants.

Market conditions, including as a result of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing.  We do not currently foresee a material impact in the short term based on our working capital needs, however, if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to seek alternative methods of financing, which may only be available to use on unfavorable terms, if at all.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at June 28, 2020, are comprised of the following:

	As at June 28, 2020		As at December 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$311	$311	$1,368	$1,368
Level 2
Revolving credit facility	33,943	33,943	34,701	34,701
Current and long term debt	34,778	38,125	35,000	38,750
Warrant liability	1,612	1,612	1,730	1,730

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective during and as at June 28, 2020 due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “2019 Form 10-K”).  As previously described in Part II, Item 9A of our 2019 Form 10-K, we implemented a remediation plan to address the material weakness.  The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed by the end of 2020.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the fiscal quarter ended December 29, 2019, as of June 28, 2020, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 1A Risk Factors

The following additional risk factor should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the fiscal year ended December 29, 2019 (“Annual Report”) and our other reports and registration statements filed with the SEC. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our Annual Report, and such risk factors are further qualified by the information relating to the COVID-19 pandemic that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes in our risk factors disclosed in our Annual Report.

The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers may have a material, adverse impact on our financial condition and results of operations.

Our global operations expose us to risk arising from the global COVID-19 pandemic, which may impact our employees, operations, supply chain and distribution system. Indirect results of the COVID-19 pandemic, including public and private sector policies intended to reduce the transmission of COVID-19, could affect our employees, reduce capacity utilization levels, require the closure of facilities, or interrupt our supply chain.  Factory closures or reductions in capacity utilization levels could cause us to incur direct costs and lose revenue. Closures or reductions in the capacity utilization of our suppliers could reduce our ability to source materials and meet production requirements. The COVID-19 pandemic may also impact our customers and create unpredictable changes in demand for our manufacturing services. The duration and extent of these impacts, most of which are beyond our control, continue to evolve and remain uncertain.  Due to these possible impacts of the COVID-19 pandemic and as generally described in this quarterly report, the Company’s consolidated financial position, results of operations and cash flows for the first half of 2020 are not necessarily indicative of future performance.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

EXHIBIT INDEX

10.1

Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, by and among SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders, dated June 26, 2020 (1).

10.2

Amendment No. 5 to Financing Agreement, by and among SMTC Corporation, the borrowers party thereto, each other loan party thereto, the lenders party thereto, TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as collateral agent for the lenders, dated June 26, 2020 (2).

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2020.

101.INS*	Inline XBRL Instance Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 29, 2020 (File No. 000-31051) and incorporated by reference herein.
(2)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 29, 2020 (File No. 000-31051) and incorporated by reference herein.

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
Date: August 6, 2020