Form 10-Q
period 2020-09-27
SMTC CORP
filed 2020-11-05
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

As of November 5, 2020, SMTC Corporation had 28,214,800 shares of common stock, par value $0.01 per share, outstanding.

SMTC CORPORATION

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Interim Consolidated Balance Sheets:

(Expressed in thousands of U.S. dollars)

(Unaudited)

	September 27, 2020	December 29, 2019
Assets
Current assets:
Cash	$169	$1,368
Accounts receivable — net (note 3)	73,406	69,919
Unbilled contract assets (note 3)	42,736	26,271
Inventories (note 3)	51,537	47,826
Prepaid expenses and other assets	6,564	7,044
Derivative assets (note 9)	720	—
Income taxes receivable	160	—
Total current assets	175,292	152,428
Property, plant and equipment — net (note 3)	23,397	25,310
Operating lease right of use assets — net	5,897	3,330
Goodwill (note 3)	18,165	18,165
Intangible assets — net (note 3)	10,029	12,747
Deferred income taxes — net	555	540
Deferred financing costs — net	742	859
Total assets	$234,077	$213,379
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 4)	$34,356	$34,701
Accounts payable	77,979	74,126
Accrued liabilities (note 3)	23,125	11,164
Warrant liability (note 4)	1,745	1,730
Restructuring liability (note 10)	364	1,597
Income taxes payable	254	157
Current portion of long-term debt (note 4)	2,188	1,250
Current portion of operating lease obligations	1,452	1,128
Current portion of finance lease obligations	1,818	1,226
Total current liabilities	143,281	127,079
Long-term debt (note 4)	32,513	33,750
Operating lease obligations	5,042	2,615
Finance lease obligations	8,696	8,838
Total liabilities	189,532	172,282
Shareholders’ equity:
Capital stock (note 5)	508	508
Additional paid-in capital	293,864	293,389
Deficit	(249,827)	(252,800)
	44,545	41,097
Total liabilities and shareholders’ equity	$234,077	$213,379

Commitments (note 11)

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Operations and Comprehensive Income (loss)

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue (note 3)	$99,547	$88,682	$285,091	$282,267
Cost of sales (note 9)	88,445	79,776	253,664	255,740
Gross profit	11,102	8,906	31,427	26,527
Selling, general and administrative expenses	6,710	6,549	21,036	19,908
Change in fair value of contingent consideration	—	—	—	(3,050)
Restructuring charges (notes 3 and 10)	871	6,454	525	8,624
Operating income	3,521	(4,097)	9,866	1,045
Fair value measurement loss (gain) on warrant liability (note 4)	133	(858)	15	(919)
Interest expense (note 3)	1,941	2,679	6,021	8,349
Net income(loss) before income taxes	1,447	(5,918)	3,830	(6,385)
Income tax expense (recovery) (note 6):
Current	286	(103)	872	592
Deferred	(82)	(81)	(15)	14
	204	(184)	857	606
Net income (loss) and comprehensive income (loss)	1,243	(5,734)	2,973	(6,991)
Net income (loss) per share:
Basic	$0.04	$(0.20)	$0.11	$(0.28)
Diluted	$0.04	$(0.20)	$0.10	$(0.28)
Weighted average number of shares outstanding (note 7):
Basic	28,214,800	28,057,763	28,207,943	24,954,875
Diluted	29,636,319	28,057,763	29,629,462	24,954,875

See accompanying notes to interim consolidated financial statements.

Interim Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars)

Three months ended September 27, 2020

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, June 28, 2020	28,214,800	$508	$293,706	$(251,070)	$43,144
Stock-based compensation	—	—	158	—	158
Net income	—	—	—	1,243	1,243
Balance, September 27, 2020	28,214,800	508	293,864	(249,827)	44,545

Three months ended September 29, 2019

(Unaudited)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, June 30, 2019	28,011,088	$506	$292,829	$(248,062)	$45,273
RSU vested and stock options exercised	87,386	1	45	—	46
Treasury stock	21,264	—	(75)	—	(75)
Stock-based compensation	—	—	353	—	353
Net loss	—	—	—	(5,734)	(5,734)
Balance, September 29, 2019	28,119,738	$507	$293,152	$(253,796)	$39,863

See accompanying notes to interim consolidated financial statements.

Nine months ended September 27, 2020	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 29, 2019	28,195,300	$508	$293,389	$(252,800)	$41,097
RSU vested and stock options exercised	19,500	—	—	—	—
Stock-based compensation	—	—	475	—	475
Net income	—	—	—	2,973	2,973
Balance, September 27, 2020	28,214,800	$508	$293,864	$(249,827)	$44,545

Nine months ended September 29, 2019	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2018	23,189,381	$458	$278,648	$(246,805)	$32,301
RSU vested and stock options exercised	267,063	3	43	—	46
Treasury stock	21,264	—	(75)	—	(75)
Issuance of common shares from rights offering	4,642,030	46	13,998	—	14,044
Stock-based compensation	—	—	538	—	538
Net loss	—	—	—	(6,991)	(6,991)
Balance, September 29, 2019	28,119,738	$507	$293,152	$(253,796)	$39,863

Interim Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended
	September 27, 2020	September 29, 2019
Cash provided by (used in):
Operations:
Net income (loss)	$2,973	$(6,991)
Items not involving cash:
Depreciation of property, plant and equipment	4,767	4,902
Amortization of intangible assets	2,718	5,532
Unrealized foreign exchange gain on unsettled forward exchange contracts	(720)	—
Write down of property, plant and equipment	—	261
Deferred income taxes expense (recovery)	(15)	14
Amortization of deferred financing fees and debt insurance costs	892	1,300
Stock-based compensation	475	538
Change in fair value of warrant liability	15	(919)
Change in fair value of contingent consideration	—	(3,050)
Change in non-cash operating working capital:
Accounts receivable	(3,487)	11,778
Unbilled contract assets	(16,465)	(6,385)
Inventories	(3,711)	3,668
Prepaid expenses and other assets	480	(1,095)
Income taxes receivable/payable	(63)	(116)
Accounts payable	3,678	(9,845)
Accrued liabilities	11,964	(265)
Restructuring liability	(1,233)	2,736
Net change in operating lease right of use asset and liability	184	414
	2,452	2,477
Financing:
Repayments (borrowing) of revolving credit facility	(345)	9,820
Repayment of long-term debt	(937)	(22,625)
Deferred financing fees	(137)	(371)
Principal repayments of finance lease obligations	(997)	(1,199)
Proceeds from issuance of common stock through exercise of stock options	—	45
Proceeds from issuance of common stock through rights offerings	—	14,044
	(2,416)	(286)
Investing:
Purchase of property, plant and equipment	(1,235)	(3,191)
	(1,235)	(3,191)
Decrease in cash	(1,199)	(1,000)
Cash, beginning of period	1,368	1,601
Cash, end of the period	$169	$601

Supplemental Information
Cash interest paid	$5,643	$6,856
Increase in operating right of use assets	$3,707	$5,559
Property, plant and equipment acquired through capital lease	$1,447	$126
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$404	$418

See accompanying notes to interim consolidated financial statements.

Unaudited Notes to Interim Consolidated Financial Statements

(in thousands)

1.	Business and Basis of Presentation

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

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there continues to be significant uncertainty about the length and severity of the consequences caused by the pandemic. Consequently, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

Unless otherwise specified or the context requires otherwise, all statements in these notes to the interim consolidated financial statements regarding financial figures are expressed in thousands of U.S. dollars.

  As at September 27, 2020, the additional funds available to borrow under our PNC Facility (as described and defined in note 4 below) after deducting the current borrowing base conditions and subject to debt covenants, should the Company require additional funding during the COVID-19 pandemic, was $30,464 (December 29, 2020 - $21,644).

Transition of China Manufacturing

During the fourth quarter of 2019, we ceased manufacturing in China and began to relocate the equipment used at our Dongguan manufacturing facility to our other North American sites. During the first quarter of 2020, we completed final shipments for customers serviced at our Chinese manufacturing facility and the relocation of that equipment. Customer concerns about uncertainties relating to the prolonged impact of tariffs and macro-economic factors caused a number of our customers to begin to re-evaluate demand for some of their products and reconsider where they outsource their manufacturing. These factors ultimately resulted in the decision to close the manufacturing facility. The closure of the Dongguan facility was substantially completed as at September 27, 2020 with final deregistration steps expected to be completed during the fourth quarter of 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2016, the FASB published ASU 2016-13: Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of Topic 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019, the FASB published ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which made certain amendments and corrections to the original codification. In May 2019, the FASB published ASU 2019-05 Financial Instruments – Credit losses (Topic 326) which made transitional relief available, specifically allowing the option to elect a fair value option for financial instruments measured at amortized cost. In November 2019, the FASB published ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments – Credit losses, which made certain amendments and corrections to the original codification.  In November 2019, the FASB published ASU 2019-10 Financial Instruments – Credit losses (Topic 326), which made certain amendments to the effective dates of the new standard.  The amendment is effective for the Company for years beginning after December 15, 2022 including interim periods with those years. On March 9, 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-03 Codification Improvements to Financial Instruments. The Company is currently evaluating the impact of this accounting standard, but it is expected that the new standard may result in additional credit losses being recorded.

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

Consolidated Balance Sheets

Accounts receivable – net:

	September 27, 2020	December 29, 2019
Trade accounts receivable	$75,000	$71,113
Other receivables	731	1,098
Allowance for doubtful accounts	(2,325)	(2,292)
Total	$73,406	$69,919

The allowance for doubtful accounts pertains primarily to one customer previously serviced out of Dongguan China. This was provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details of the restructuring. To date, there has been no material impact of the COVID-19 pandemic on the allowance for doubtful accounts.

Unbilled contract assets

	September 27, 2020	December 29, 2019
Opening	$26,271	$20,405
Contract assets additions	276,330	350,709
Contract assets invoiced	(259,865)	(344,843)
Ending	$42,736	$26,271

Inventories:

	September 27, 2020	December 29, 2019
Raw materials	$51,783	$48,067
Parts and other	292	586
Provision for obsolescence	(538)	(827)
Total	$51,537	$47,826

The provision for obsolescence primarily pertains to customers previously serviced out of the Dongguan facility. These have been provisioned and included with the restructuring charges for the closure of the facility in 2019. Refer to note 10 for further details of the restructuring.

Property, plant and equipment – net:

	September 27, 2020	December 29, 2019
Cost:
Land	$1,648	$1,648
Buildings (b)	18,985	18,985
Machinery and equipment (a) (e)	44,116	42,732
Office furniture and equipment (c) (e)	869	1,005
Computer hardware and software (d) (e)	3,940	3,979
Leasehold improvements (e)	4,447	4,265
	74,005	72,614
Less accumulated depreciation:
Land	—	—
Buildings (b)	(11,220)	(10,392)
Machinery and equipment (a) (e)	(33,727)	(31,192)
Office furniture and equipment (c) (e)	(423)	(546)
Computer hardware and software (d) (e)	(3,162)	(3,289)
Leasehold improvements (e)	(2,076)	(1,885)
	(50,608)	(47,304)
Property, plant and equipment—net	$23,397	$25,310

(a)

Included within machinery and equipment were assets under finance leases with costs of $4,193 and $2,275 and associated accumulated depreciation of $1,539 and $974 as of September 27, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended September 27, 2020 and September 29, 2019 was $134 and $142, respectively. The related depreciation expense for the nine months ended September 27, 2020 and September 29, 2019 was $356 and $426, respectively.

(b)

Included within buildings are costs associated with Melbourne facility under finance leases of $9,082 and associated accumulated depreciation of $1,504 and $900 as of September 27, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended September 27, 2020 and September 29, 2019 was $201 and $201, respectively. The related depreciation expense for nine months ended September 27, 2020 and September 29, 2019 was $604 and $603, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $307 and $307 and associated accumulated depreciation of $101 and $52 as of September 27, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended September 27, 2020 and September 29, 2019 was $16 and $9, respectively. The related depreciation expense for the nine months ended September 27, 2020 and September 29, 2019 was $49 and $29, respectively.

(d)

Included within computer hardware and software were assets under finance leases with costs of $91 and associated accumulated depreciation of $73 and $51 as of September 27, 2020 and December 29, 2019, respectively. The related depreciation expense for the three months ended September 27, 2020 and September 29, 2019 was $7 and $8, respectively. The related depreciation expense for the nine months ended September 27, 2020 and September 29, 2019 was $22 and $23, respectively.

(e)	Fully depreciated property, plant and equipment with cost of $1,466 and accumulated amortization of $1,463 was written off in the nine months ended September 27, 2020.

Intangible assets:

	September 27, 2020	December 29, 2019
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000
Less accumulated amortization:
Customer relationships	(2,340)	(1,414)
Order backlog	(6,990)	(5,333)
Trade name	(1,300)	(1,300)
Non-compete agreements	(341)	(206)
	(10,971)	(8,253)
Intangible assets—net	$10,029	$12,747

These intangible assets arose from the acquisition of MC Assembly Holdings Inc. (“MC Assembly”) in November 2018 and were allocated to the following operating segments:

	September 27, 2020	December 29, 2019
U.S.	$3,009	$3,824
Mexico	7,020	8,923
Total	$10,029	$12,747

Amortization expense of $2,718 was recorded in cost of sales in the consolidated statement of operations and comprehensive income(loss) for the nine months ended September 27, 2020, and $5,532 for the nine months ended September 29, 2019.  Amortization expense for the next five years and thereafter is as follows:

2020	$328
2021	1,235
2022	1,235
2023	1,235
2024	1,235
2025 and thereafter	4,761
Total amortization	$10,029

Goodwill:

The carrying value of goodwill as at September 27, 2020 was $18,165 (December 29, 2019 – $18,165). This goodwill arose from the acquisition of MC Assembly in November 2018 and was allocated to the following operating segments that are expected to benefit from the synergies of this business combination and has not changed since the acquisition:

	September 27, 2020	December 29, 2019
U.S.	$5,449	$5,449
Mexico	12,716	12,716
Total	$18,165	$18,165

The carrying value of goodwill is assessed annually at year-end and at each reporting period for impairment triggers to determine whether there exists any indicators of impairment.  The assessment is done at the operating segment level as the group of components (production facilities) within each operating segment all have similar economic characteristics. Our business operations have generally performed as expected during the first nine months of 2020.  While the COVID-19 pandemic creates significant uncertainty, in the near term, the Company did not identify any triggering events as at September 27, 2020.

Accrued liabilities:

	September 27, 2020	December 29, 2019
Payroll	$7,515	$5,504
Customer related	6,347	2,185
Deferred revenue	5,915	—
Vendor related	1,436	1,742
Professional services	644	612
Interest	330	860
Other	938	261
Total	$23,125	$11,164

Deferred Revenue is recorded when the Company invoices and becomes eligible to receive payment for goods or services prior to the transferring of goods or services to the customer under the terms of the contract (i.e., all revenue recognition criteria are not yet met), which is included within accrued liabilities. As of September 27, 2020 and December 29, 2019, the balance of deferred revenue was $5,915 and Nil, respectively. Revenue of $899 was recognized during the nine months ended September 27, 2020. The accounts receivable balances associated with the deferred revenue invoicing was $5,915 as at September 27, 2020 with no corresponding deferred revenue invoices in accounts receivable as at December 29, 2019.  Deferred revenue is recognized into revenue when all revenue recognition criteria are met.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Interest expense:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Long-term debt	$1,012	$1,135	$3,080	$4,596
Revolving credit facility	415	597	1,449	1,813
Amortization of deferred financing fees	59	50	169	122
Amortization of debt issuance costs	245	705	723	1,178
Obligations under finance leases	195	192	575	640
Other interest	15	—	25	—
Total	$1,941	$2,679	$6,021	$8,349

4.	Debt

(a) Revolving credit and long-term debt facilities

	September 27, 2020	December 29, 2019
Revolving credit facility	$34,356	$34,701
Term loans:
Term loan A facility	$37,813	$38,750
Less deferred debt issue costs	(1,928)	(2,286)
Less unamortized discount on debt	(1,184)	(1,464)
Total term loans	$34,701	$35,000
Less current portion	(2,188)	(1,250)
Long term portion	$32,513	$33,750

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

On June 26, 2020, the Company, entered into the Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Fourth Amendment”) and the Fifth Amendment to the Financing Agreement (“TCW Fifth Amendment”).  The PNC Fourth Amendment and TCW Fifth Amendment, among other things, amend the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed $1,200, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed $1,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  The PNC Fourth Amendment and TCW Fifth Amendment also amends the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the PNC Agreement) pursuant to financing provided by a third party lender for any fixed or tangible assets acquired prior to the June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the PNC Agreement and Financing Agreement) permitted under the PNC Agreement to $3,750.

On September 25, 2020, the Company, entered into the Fifth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Fifth Amendment”).  The PNC Fifth Amendment, among other things, (i) amends the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed an additional $1,500for the three months ended September 27, 2020, and (ii) provides for borrowings of up to $2,000 on certain consigned assets.  On September 25, 2020, the Company entered into the Sixth Amendment to the Financing Agreement (“TCW Sixth Amendment”).  The TCW Sixth Amendment, among other things, amends the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs and excess freight and logistics costs, not to exceed an additional $1,500 for the three months ended September 27, 2020.

As at September 27, 2020, the additional funds available to borrow under the PNC Facility after deducting the current borrowing base conditions were $30,464 (December 29, 2019 - $21,644). The maximum amount of funds that could be available under the PNC Facility is $65,000. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At September 27, 2020, $34,356 (December 29, 2019 - $34,701) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility.

At September 27, 2020, $37,813 (December 29, 2019 - $38,750) was outstanding under the TCW Term Loan A Facility. The TCW Facilities are reported on the consolidated balance sheet net of deferred financing fees of $1,928 (December 29, 2019 - $2,286) and a discount on debt of $1,184 (December 29, 2019 - $1,464) related to the outstanding warrants described below.

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

The Company was in compliance with the covenants included in the Credit Facilities as at September 27, 2020.  The Company’s continued financial covenant compliance will depend on key variables, including the Company’s cash flow from earnings before interest, income taxes and depreciation as well as debt levels.  For context, assuming no change to forecast debt balances, a reduction of approximately 14% of forecast earnings before interest, income taxes, depreciation and amortization as defined in PNC Agreement and Financing Agreement over the next twelve month period, could jeopardize covenant compliance at the end of our third quarter 2021. The Company attempts to address risks of covenant compliance by taking measures to reduce its inventory, revolving credit facility and term debt balances as necessary.

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

(c) Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Financing Agreement and are outstanding as at September 27, 2020. As a result of the anti-dilution provisions contained in the warrants that were triggered in connection with the Rights Offering and the Registered Direct Offering in June 2019, the warrants were exercisable to purchase an additional 7,214 shares of common stock (or a total of 511,949 shares) at September 27, 2020. These warrants are exercisable on a cashless basis, or for an exercise price of $0.01. The Company initially recorded the value of the warrants as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $3.41 per unit or $1,746 as at September 27, 2020 ($3.38 per unit or $1,730 – December 29, 2019). The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive income (loss).
5.	Capital stock

Common shares

Issued and outstanding:

The issued and outstanding number of common shares included in shareholders’ equity consisted of the following:

	Number of shares	$
Balance at December 29, 2019	$28,195,300	$508
New share issuance-vested stock awards	19,500	-
Balance September 27, 2020	$28,214,800	$508

Stock Options

For more detailed information regarding the Company’s stock option arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019. During the nine months ended September 27, 2020, there were no stock options granted, exercised or forfeited. A summary of stock option activity for the nine months ended September 27, 2020 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at December 29, 2019	2,344,374	$2.14	2,016	7.9
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding at September 27, 2020	2,344,374	2.14	2,049	7.2
Exercisable at September 27, 2020	1,088,140	1.55	2,024	6.5

During the three-month periods ended September 27, 2020 and September 29, 2019, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $57 and $57, respectively. During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded stock-based compensation expense related to stock options and a corresponding increase in additional paid-in capital of $172 and $120, respectively.

Certain stock options outstanding have market conditions such that the awards are vested and exercisable only if the Company’s stock exceeds specified targets during the vesting period. If the market conditions are not met, the stock options will not vest and will expire.

Restricted Stock Units and Restricted Stock Awards

For more detailed information regarding the Company’s Restricted Stock Units (“RSU”) and Restricted Stock Awards (“RSA”) arrangements, see Note 7 of the consolidated financial statements within the Company’s Form 10-K for the fiscal period ended December 29, 2019.  During the nine months ended September 27, 2020, 178,000 RSUs were granted. A summary of the RSU activity for the nine months ended September 27, 2020 is as follows:

	Outstanding RSU	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 29, 2019	348,000	$3.16	2.23
RSU granted	178,000	2.92
RSU vested and issued in common shares	(19,500)	1.28
RSU forfeited	(27,500)	(1.28)
Outstanding at September 27, 2020	479,000	3.14	2.18

Stock based compensation recognized during the three-month period ended September 27, 2020 and September 29, 2019 related to the restricted stock units was $101 and $296, respectively.  Stock based compensation recognized during the nine months ended September 27, 2020, and September 29, 2019, related to the restricted stock units was $303 and $418, respectively.
6.	Income taxes

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded current income tax expense $872 and $592, respectively, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax (recovery) expense of ($15) and $14, respectively, in connection with temporary differences related to the Mexican operations.

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

The following table details the weighted average number of common shares outstanding for the purposes of computing basic and diluted earnings per common share for the following periods:

	Three months ended		Nine months ended
(Number of common shares)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic weighted average shares outstanding	28,214,800	28,057,763	28,207,943	24,954,875
Dilutive stock awards (a,b)	1,421,519	—	1,421,519	—
Diluted weighted average shares outstanding	29,636,319	28,057,763	29,629,462	24,954,875

(a)

For the three and nine months ended September 27, 2020, as a result of net income for the periods, dilutive earnings per share were calculated using the treasury stock method.  The dilutive stock awards have been calculated as 1,421,519 for the three and nine months ended September 27, 2020, related to the outstanding unvested restricted stock units and incremental in-the-money stock options.

(b)

For the three and nine months ended September 29, 2019, as a result of net loss for the period, dilutive stock awards are not presented as this would be antidilutive. Had there been net income for the periods, the dilutive stock awards would have been calculated as 754,820 for the three and nine months ended September 29, 2019, related to outstanding unvested restricted stock units and incremental in-the-money stock options.

8.	Segmented information

General description

During the nine months ended September 27, 2020, the Company operated and managed by geographic region in the United States, Mexico and China, which are our operating and reportable segments. Commencing in the three months ended June 28, 2020, China is no longer included as a reportable segment. During the three months ended March 29, 2020, the Company completed final shipments for customers serviced in our Chinese manufacturing facility and the relocation of the equipment to our other North American sites. We utilize each reportable segment’s contribution (revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Contribution by country is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating segment management are directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue
Mexico	$61,625	$57,328	$183,791	$182,424
China	—	8,092	4,206	22,541
U.S.	38,227	27,426	103,744	86,448
Total	$99,852	$92,846	$291,741	$291,413
Intersegment revenue
Mexico	$(136)	$(550)	$(2,706)	$(1,293)
China	—	(3,580)	(3,302)	(7,687)
U.S.	(169)	(34)	(642)	(166)
Total	$(305)	$(4,164)	$(6,650)	$(9,146)
Net external revenue
Mexico	$61,489	$56,778	$181,085	$181,131
China	—	4,512	904	14,854
U.S.	38,058	27,392	103,102	86,282
Total segment revenue (which also equals consolidated revenue)	$99,547	$88,682	$285,091	$282,267
Segment contribution
Mexico	$5,334	$4,815	$16,297	$15,456
China	—	1,313	(2)	3,012
U.S.	2,521	2,191	7,753	5,378
Total	$7,855	$8,319	$24,048	$23,846
Corporate expenses	3,725	5,962	14,377	17,227
Restructuring charges	871	6,454	525	8,624
Change in fair value of warrant liability	133	(858)	15	(919)
Change in fair value of contingent consideration	—	—	—	(3,050)
Unrealized foreign exchange gain on unsettled forward exchange contracts	(262)	—	(720)	—
Interest expense	1,941	2,679	6,021	8,349
Income (loss) before income taxes	$1,447	$(5,918)	$3,830	$(6,385)

Three months ended September 27, 2020	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$147	$8,019	$—	$8,166
Retail and Payment Systems	10,295	—	—	10,295
Telecom, Networking and Communications	2,755	2,021	—	4,776
Medical and Safety	7,072	4,198	—	11,270
Industrial IoT, Power and Clean Technology	29,629	7,387	—	37,016
Semiconductors	11,591	4,436	—	16,027
Avionics, Aerospace and Defense	—	11,997	—	11,997
Segment Revenue	61,489	38,058	—	99,547

Revenue by category	Mexico	U.S.	China	Total
Point in time	$1,142	$3,697	$—	$4,839
Over time	60,347	34,361	—	94,708
Total Revenue	61,489	38,058	—	99,547

Three months ended September 29, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$534	$8,287	$—	$8,821
Retail and Payment Systems	10,460	—	—	10,460
Telecom, Networking and Communications	3,986	1,393	4,192	9,571
Medical and Safety	7,861	2,637	40	10,538
Industrial IoT, Power and Clean Technology	26,610	9,851	280	36,741
Semiconductors	7,327	—	—	7,327
Avionics, Aerospace and Defense	—	5,224	—	5,224
Segment Revenue	56,778	27,392	4,512	88,682

Revenue by category	Mexico	U.S.	China	Total
Point in time	$492	$2,223	$871	$3,586
Over time	56,286	25,169	3,641	85,096
Total Revenue	56,778	27,392	4,512	88,682

Nine months ended September 27, 2020	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$724	$24,632	$—	$25,356
Retail and Payment Systems	29,368	—	—	29,368
Telecom, Networking and Communications	7,554	9,035	714	17,303
Medical and Safety	23,498	9,693	130	33,321
Industrial IoT, Power and Clean Technology	88,102	23,217	60	111,379
Semiconductors	31,839	5,589	—	37,428
Avionics, Aerospace and Defense	—	30,936	—	30,936
Segment Revenue	181,085	103,102	904	285,091

Revenue by category	Mexico	U.S.	China	Total
Point in time	$2,192	$6,117	$452	$8,761
Over time	178,893	96,985	452	276,330
Total Revenue	181,085	103,102	904	285,091

Nine months ended September 29, 2019	Mexico	U.S.	China	Total
Test and Measurement	$4,968	$28,941	$—	$33,909
Retail and Payment Systems	35,538	—	—	35,538
Telecom, Networking and Communications	11,493	5,784	11,076	28,353
Medical and Safety	24,362	9,393	481	34,236
Industrial IoT, Power and Clean Technology	84,389	25,122	3,297	112,808
Semiconductors	20,381	16	—	20,397
Avionics, Aerospace and Defense	—	17,026	—	17,026
Segment Revenue	181,131	86,282	14,854	282,267

Revenue by category	Mexico	U.S.	China	Total
Point in time	$1,708	$5,321	$946	$7,975
Over time	179,423	80,961	13,908	274,292
Total Revenue	181,131	86,282	14,854	282,267

Certain customers were reclassified from the Test and Measurement sector to the Industrial IoT, Power and Clean Technology sector and Semiconductors sector, Avionics, Aerospace and Defense sector to Medical and Safety sector during the three months and nine months ended September 27, 2020. The comparative three and nine month periods have been adjusted to conform to this classification.

Additions to property, plant and equipment

The following table contains additions, including those acquired through capital leases, to property, plant and equipment for the three and nine months ended:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
U.S.	$676	$446	$1,595	$963
Mexico	763	859	1,249	2,212
China	3	98	5	152
Segment total	1,442	1,403	2,849	3,327
Corporate and other	5	—	8	24
Total	$1,447	$1,403	$2,857	$3,351

Property, plant and operating lease right of use assets (a)

	September 27, 2020	December 29, 2019
U.S.	$19,058	$16,904
Mexico	10,125	10,970
China	—	670
Segment total	29,183	28,544
Corporate and other	111	96
Total	$29,294	$28,640

Other long term segment assets (b)

	September 27, 2020	December 29, 2019
U.S.	$8,458	$9,273
Mexico	20,291	22,179
China	—	—
Segment total	28,749	31,452
Corporate and other	742	859
Total	$29,491	$32,311

Total segment assets (a)

	September 27, 2020	December 29, 2019
U.S.	$132,313	$112,789
Mexico	101,212	93,349
China	—	6,694
Segment total	233,525	212,832
Corporate and other	552	547
Total	$234,077	$213,379

(a)	Property, plant and equipment information is based on the principal location of the asset.
(b)	Includes Goodwill, Intangible assets, deferred income taxes and deferred financing costs.

Geographic revenue

The following table contains geographic revenue based on our customer invoicing location, for the nine months ended September 27, 2020 and September 29, 2019.

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
U.S.	$95,381	$83,276	$270,303	$260,210
Canada	4,166	3,916	13,834	13,686
China	—	1,490	954	8,371
Total	$99,547	$88,682	$285,091	$282,267

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

During the nine months ended September 27, 2020, two customers exceeded 10% of total revenue, comprising of 22.7% of total revenue across all geographic segments. During the nine months ended September 29, 2019, one customer exceeded 10% of total revenue, comprising of 13.4% of total revenue across all geographic segments.

As of September 27, 2020, no customers represented more than 10% of the trade accounts receivable.  At December 29, 2019, one customer comprised 10% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of total revenue or trade accounts receivable.
9.	Derivative financial instruments

During the nine months ended September 27, 2020, the Company entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Mexican peso expenditures. These contracts were effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts were recognized into net income in the consolidated statement of operations and comprehensive income (loss). The Company had no outstanding forward foreign exchange contracts in the first nine months of 2019.

The following table presents a summary of the outstanding foreign currency forward contracts as at September 27, 2020:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso	Buy	180,000 MXN	$7,212

The unrealized gain recognized in earnings as a result of revaluing the instruments to fair value on September 27, 2020 for the nine months period ended was $720 (September 29, 2019– $Nil) which was included in cost of sales in the interim consolidated statement of operations and comprehensive income (loss). Fair value is determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

The average contract and mark-to-market rates for outstanding forward foreign exchange contracts were as follows:

	September 27, 2020	December 29, 2019
Average USD:PESO contract rate	24.96	N/A
Average USD:PESO mark-to-market rate	22.69	N/A

The derivative assets were $720 as at September 27, 2020 (September 29, 2019 –Nil) which reflected the fair market value of the unsettled forward foreign exchange contracts.  There was no derivative liability as at September 27, 2020 or September 29, 2019.
10.	Restructuring Charges

In July 2020, the Company executed it plans to reduce headcount, which impacted 307 full-time equivalents (“FTEs”),  representing 287 FTEs in its Zacatecas facility and 20 FTEs located in the U.S.  A restructuring charge of $1,163 was recorded during the three months ended September 27, 2020.  The remaining restructuring accrual as at September 27, 2020 was $194 and is scheduled to be paid by the end of December 2020.

Dongguan facility closure

In September 2019, the Company announced it plans to close its Dongguan manufacturing facility in China, concurrent with the expiration of the facility lease in December 2019, which was extended to February 2020. The closure was formally approved by the Board of Directors in September 2019.  A restructuring charge of $5,000 was recorded in the twelve months ended December 29, 2019 relating to the announced planned closure. The closure of the Dongguan facility resulted in a reduced labor force by approximately 137 employees. The employee group was notified of the closure in the last week of September 2019. The closure of the Dongguan facility and majority of the cash outflows associated with   severance and other exit costs which was substantially completed by the end of the first quarter of 2020. During the nine months ended September 27, 2020, restructuring recoveries were recorded of $753 primarily related to shipments and cash payments received on previously provisioned Dongguan inventory, in addition to restructuring reversals as actuals payments were less than anticipated.  Remaining activities include a small number of support staff performing administrative duties, professional services to be rendered with respect to the closure activities, taxes and duties to be settled in addition to severance payments.  Substantially all of the costs are anticipated to be spent by the third quarter of 2020.  Manufacturing by the Company of certain products previously manufactured at the Dongguan facility has been transferred to the Company’s other manufacturing facilities. As at September 27, 2020, the Company had $17 of accrued restructuring charges remaining related to Dongguan to be paid by the end of the fourth quarter of 2020 primarily related to employee severance and legal fees.

Restructuring Liability

Termination benefits and other exit costs
Balance as at December 29, 2019	$1,597
Involuntary employee termination benefits	1,278
Provisions reversed unutilized	(753)
Payments—Dongguan severance and other exit cost payment	(549)
Payments— (U.S., Canada and Mexico)	(1,209)
At September 27, 2020	$364

11.	Commitments

Purchase obligations not recorded on the balance sheet as at September 27, 2020 consist of open non-cancellable purchase orders (PO) for raw materials for $37,708, which are expected to be paid within 12 months of the PO issue date. Purchase obligations not recorded on the balance sheet as at December 29, 2019, consisted of open non-cancellable purchase orders for raw materials for $25,866 to be paid within 12 months of the PO issue date.

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

The forward-looking statements in this discussion and elsewhere in this quarterly report, including those regarding the electronics manufacturing services industry, market conditions, our expectations regarding our future performance, liquidity and capital resources, the impact of accounting standards not yet adopted, compliance with financial covenants under our Credit Facilities, future response to and effects of the COVID-19 pandemic, including on our employees, continued operations, customers suppliers, logistics providers, implementation of protective measures, public policy response to the COVID-19 pandemic including legislation or restrictions, our expectations regarding customer concentration, our expectations regarding timing and mitigation of the identified material weakness in internal control over financial reporting, and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in the Annual Report on Form 10-K filed on March 13, 2020, as updated by Item 1A in Part II of this quarterly report. Certain statements in this MD&A contain words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language and are considered forward looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Except as required by applicable law, we do not intend to update these forward-looking statements after the date of this quarterly report, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

This MD&A contains discussion in U.S. dollars (US$) unless specifically stated otherwise.

Background

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). We operate more than 50 manufacturing and assembly lines in over 555,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases. As of September 27, 2020, we had 3,207 employees of which 2,616 were full time and contract employees.

COVID-19 Update

We continue to monitor the global pandemic and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. While our business operations have generally performed as expected during the first nine months of 2020, the COVID-19 pandemic continues to represent significant uncertainty for the remainder of the year and into fiscal 2021, and has the potential to negatively impact the results of our operations, cash flows and financial position.

Workplace Safety

The health and safety of our employees is a top priority for us. All of our facilities remain in operation and we have progressively implemented measures to safeguard our employees from COVID-19 infection and exposure, in accordance with guidelines established by the Centers for Disease Control, other governmental requirements, and our own safety standards. These consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, employee infection assessments, close contact tracing, enhanced workplace cleaning, and large-scale decontamination. These efforts will continue as requirements change, new risks are identified, and infections impact us. We anticipate incurring higher direct labor charges in the fourth quarter of 2020 as a result of the continuation of these efforts.

In addition, in all geographies in which we operate, regulatory authorities at some point have imposed restrictions regarding the conduct of business and people movement to safeguard its citizens. To address these requirements, we are in continuous communication with our employees and union representatives, in addition to government and state representatives where our manufacturing facilities reside. If one or more of our manufacturing facilities were temporarily closed or had their operations limited, or customers pushed out demand due to the pandemic, this would have a material impact on our operations.

Supply Chain

Our suppliers may face challenges in maintaining an adequate workforce or securing materials from their own suppliers as a result of the COVID-19 pandemic. As a result, we may experience an inability to procure certain components and materials on a timely basis, or increased shipping costs or lead times. We continue to take steps to coordinate with our suppliers and validate our suppliers’ ability to deliver to us on time, which may also be affected by the impact of the COVID-19 pandemic on their own financial condition. Despite these efforts it is possible that an extended pandemic could disrupt the operation of our supply chain.

Customers

We are also in close contact with our customers to understand the impact of the COVID-19 pandemic on their businesses and the resulting potential impact on our business. The COVID-19 pandemic has introduced volatility and uncertainty to all of our customers, which has required us to react and respond. Although many of the products we manufacture for our customers are deemed essential, the COVID-19 pandemic may impact demand for our customers’ products, which could impact our production schedules. While the COVID-19 pandemic has negatively impacted some of our customers and, therefore, our business with them, we have experienced opportunities with new and existing customers, to manufacture products that may be used in the effort to combat the effects of COVID-19.

Liquidity

We incurred an additional $1.3 million in COVID-19 related expenses in the third quarter primarily due to the retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs related to facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources. With respect to liquidity, we continue to evaluate and take actions to reduce costs and spending across our Company, including pausing all non-essential new hiring and new programs and reducing our capital expenditures.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we continue to actively monitor the situation and may take further actions that alter our business operations to comply with requirements by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and stockholders.

As at September 27, 2020, we had $30.5 million available to borrow under our PNC Facility (as described and defined below) after deducting the current borrowing base conditions and subject to debt covenants. .

Results of Operations

The unaudited interim consolidated financial statements of SMTC are prepared in accordance with U.S. GAAP.

Quarter ended September 27, 2020 compared with the quarter ended September 29, 2019:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Three months ended September 27, 2020		Three months ended September 29, 2019		Change 2019 to 2020
	$	%	$	%	$	%
Revenue	99.5	100.0	88.7	100.0	10.8	12.2
Cost of sales	88.4	88.8	79.8	90.0	8.6	10.8
Gross profit	11.1	11.2	8.9	10.0	2.2	24.7
Selling, general and administrative expenses	6.7	6.7	6.6	7.4	0.1	1.5
Restructuring charges	0.9	0.9	6.4	7.2	(5.5)	(85.9)
Operating income (loss)	3.5	3.5	(4.1)	(4.6)	7.6	185.4
Fair value measurement loss (gain) on warrant liability	0.1	0.1	(0.9)	(1.0)	1.0	111.1
Interest expense	2.0	2.0	2.7	3.0	(0.7)	(25.9)
Income (loss) before income taxes	1.4	1.4	(5.9)	(6.7)	7.3	123.7
Income tax expense (recovery)
Current	0.3	0.3	(0.1)	(0.1)	0.4	400.0
Deferred	(0.1)	(0.1)	(0.1)	(0.1)	—	—
	0.2	0.2	(0.2)	(0.2)	0.4	200.0
Net income (loss)	1.2	1.2	(5.7)	(6.4)	6.9	121.9

Revenue by Industry Sector

	Three months ended September 27, 2020		Three months ended September 29, 2019		Change
Industry Sector	$	%	$	%	$	%
Test and Measurement	8.1	8.1	8.8	9.9	(0.7)	(8.0)
Retail and Payment Systems	10.3	10.4	10.6	12.0	(0.3)	(2.8)
Telecom, Networking and Communications	4.8	4.8	9.6	10.8	(4.8)	(50.0)
Medical and Safety	11.3	11.4	10.5	11.8	0.8	7.6
Industrial IoT, Power and Clean Technology	37.0	37.2	36.7	41.4	0.3	0.8
Semiconductors	16.0	16.1	7.3	8.2	8.7	119.2
Avionics, Aerospace and Defense	12.0	12.1	5.2	5.9	6.8	130.8
Total	99.5	100.0	88.7	100.0	10.8	12.2

Certain customers were reclassified from the Test and Measurement sector to the Industrial IoT, Power and Clean Technology sector and Semiconductors sector, Avionics, Aerospace and Defense sector to Medical and Safety sector during the three months ended September 27, 2020.  The comparative three period has been adjusted to conform to this classification.

Total revenue increased $10.8 million to $99.5 million for the third quarter of 2020 from $88.7 million in the same period in the prior year due to increased demand in the commercial avionics, test and measurement and semiconductor programs, among others, offset by customer disengagement in China due to the Dongguan facility closure in the third quarter of 2020, along with order rescheduling from other North America customers in the latter part of the third quarter of 2020.  We believe this resulted in part from the COVID-19 pandemic and our customers modifying their requirements in response to shifting demand of their respective end customers.

Revenue decreased $0.7 million in the test and measurement sector compared to the third quarter of 2019, primarily due to reduced volumes from one customer, offset by increased volumes from one customer, all serviced in the U.S.

Revenue decreased $0.3 million in the retail and payment systems sector compared to the third quarter of 2019, primarily due to decreased volume from two customers, offset by increased volume from one customer, all serviced in Mexico.

Revenue decreased $4.8 million in the telecom, networking and communications sector compared to the third quarter of 2019, primarily due to one customer serviced in the Mexico experiencing reduced volumes due to the customer’s program transitioning to end-of-life, and two customers disengaging in China due to the Dongguan facility closure.

Revenue increased $0.8 million in the medical and safety sector compared to the third quarter of 2019, primarily due to increased volumes with one customer serviced in Mexico and one new customer serviced in the U.S., offset by decreased volumes with two customers serviced in Mexico.

Revenue increased $0.3 million in the industrial IoT, power and clean technology sector compared to the third quarter of 2019, primarily due to increased volume from one customer serviced in Mexico, offset by decreased volumes from two customers serviced in the U.S. and two customers serviced in Mexico.

Revenue increased $8.7 million in the semiconductors sector compared to the third quarter of 2019, due to increased volume from two customers serviced in Mexico, and one new customer serviced in the U.S.

Revenue increased $6.8 million in the avionics, aerospace and defense sector compared to the third quarter of 2019, due to the addition of one new customer, volume increases with three customers, offset by volume decreases with another customer, all serviced in the U.S.

Revenue by Geography

During the third quarter of 2020, 61.8% of our revenue was attributable to production from our operations in Mexico and 38.2% of our revenue was attributable to production from our operations in the U.S. During the third quarter of 2019, 64.0% of our revenue was attributable to production from our operations in Mexico, 30.9% of our revenue was attributable to production from our operations in the U.S. and 5.1% of our revenue was attributable to production from our operations in China.  Following the closure of our Dongguan manufacturing facility in China, manufacturing of certain products previously manufactured at that facility has been transferred to the Company’s other manufacturing facilities..

Additional Revenue Information

We recorded approximately $4.8 million and $3.6 million of revenue from sales of raw materials inventory to customers during the third quarter of 2020 and the third quarter of 2019, respectively. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

The Company’s ten largest customers represented 60.3% of revenue during the third quarter of 2020, compared with 53.1% in the third quarter of 2019. Revenue from the two largest customers during the third quarter of 2020 was $11.6 million representing 11.7% and $11.0 million representing 11.1% of total revenue. This compares with revenue from the largest customer during the third quarter of 2019 of $10.9 million representing 12.3 % of total revenue. No other customers represented more than 10% of revenue in either period.

Gross Profit

Gross profit for the third quarter of 2020 increased by $2.2 million to $11.1 million or 11.2% of revenue compared with $8.9 million or 10.0% of revenue for the same period in 2019. When excluding unrealized foreign exchange gain on unsettled forward contracts ,amortization of intangible assets and COVID-19 related expenses, the adjusted gross profit was $12.5 million or 12.6% of revenue for the third quarter of 2020 compared with $10.8 million or 12.1% of revenue for the third quarter of 2019. The increase in gross profit percentage is primarily due to headcount reductions, resulting in labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6.7 million in the third quarter of 2020 from $6.6 million in the same period in 2019.

Restructuring Charges

During the third quarter of 2020, we recorded restructuring expenses of $1.2 million primarily related to the reduction of 307 full-time equivalents (“FTEs”), at our Zacatecas, Mexico facility, partially offset by restructuring provision reversals of $0.3 million previously included for the Dongguan facility. During the third quarter of 2019, we accrued restructuring charges of $5.5 million related to the Company’s previously announced closure of business operations in Dongguan, China, in addition to $0.9 million related to the reduction of 19 FTEs in the U.S, 4 FTEs in Canada and 89 FTEs and contract employees in Mexico. The restructuring charges related to the Dongguan facility included $1.4 million of severance charges related to the reduction of 137 FTEs and other facility closure activities, accrued tax and duties of $0.2 million, and equipment decommissioning and facility charges of $0.4 million.  In addition, the restructuring charges included a $1.7 million write down of accounts receivable, a $1.5 million write down of inventory and $0.3 million write down of property, plant and equipment.

As at September 27, 2020, the Company had $0.4 million of accrued restructuring charges remaining related to Dongguan for employee severance, and legal fees and U.S. employee severance to be paid by the end of the fourth quarter of 2020.

Interest Expense

Interest expense decreased to $2.0 million in the third quarter of 2020 compared to $2.7 million in the same period in 2019, respectively. The decrease primarily resulted from the pay down of the Term Loan B Facility in addition to lower average debt balance in the third quarter of 2020 compared to the same period in 2019.  The weighted average interest rates with respect to the debt on our PNC and TCW Facilities was 6.94%. The weighted average interest rates for the same period in the prior year was 12.2%.

Income Tax Expense

The Company recorded current income tax expense of $0.3 million and $0.1 million for the third quarters of 2020 and 2019, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $0.1 million in the third quarter of 2020 and 2019, in connection with temporary differences related to the Mexican operations.

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

Below is the reconciliation of Net Income to Adjusted Net Income (in thousands):

	September 27, 2020	September 29, 2019
Net income (loss)	$1,243	$(5,734)
Add:
Amortization of intangible assets	354	1,844
Restructuring charges	871	6,454
Stock based compensation	158	353
Fair value adjustment of warrant liability	133	(858)
Merger and acquisitions related expenses	—	68
COVID-19 related expenses (1)	1,348	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(261)	—
Adjusted net income	$3,846	$2,127

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Net income increased to $1.2 million from a $5.7 million loss in the third quarter of 2020 and 2019, respectively. This was due to increased gross profit, partially driven by an unrealized foreign exchange gain on unsettled forward contracts and a reduction in amortization of intangible assets and headcount reductions.  Also contributing was a decrease in interest expense and decreased restructuring cost recorded in the third quarter of 2020 over the same period in the prior year.  The net income in the third quarter of 2020 was partially offset by $1.3 million of COVID-19 related expenses not incurred for the same period in the prior year.  When excluding the items in the reconciliation above, Adjusted Net Income increased $1.7 million in the third quarter of 2020 over the same period in the prior year.

Gross Profit and Adjusted Gross Profit Reconciliation

Adjusted Gross Profit, a non-GAAP financial measure, is defined as gross profit exclusive of unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and the amortization of intangible assets.  The Company calculates an adjusted gross profit amount as we consider gross profit exclusive of such unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts to be a meaningful measure as it is non-cash and management does not consider the mark-to-market valuation reflective of operating performance in the current period. Management also excludes the impact of intangible assets amortization as these charges are non-cash in nature and are not believed to be reflective of operating performance. Management also excludes COVID-19 related expenses as it believes these costs are not reflective of normal operations due to pandemic.  We also believe adjusted gross profit provides useful information to investors in understanding and evaluating our operating results in the same manner as management.

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Three months ended September 27, 2020	Three months ended September 29, 2019
Gross profit	$11,102	$8,906
Add:
Unrealized foreign exchange gain on unsettled forward exchange contracts	(261)	—
Amortization of intangible assets	354	1,844
COVID-19 related expenses (1)	1,348	—
Adjusted gross profit	$12,543	$10,750
Adjusted gross profit percentage	12.6%	12.1%

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

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands).

	Three months ended September 27, 2020	Three months ended September 29, 2019
Net income (loss)	$1,243	$(5,734)
Add:
Depreciation of property, plant and equipment	1,545	1,649
Amortization of intangible assets	354	1,844
Interest	1,941	2,679
Income taxes expense (recovery)	204	(184)
EBITDA	$5,287	$254
Add:
Restructuring charges	871	6,454
Stock based compensation	158	353
Fair value adjustment of warrant liability	133	(858)
Merger and acquisition related expenses	—	68
COVID-19 related expenses (1)	1,348	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	(261)	—
Adjusted EBITDA	$7,536	$6,271

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Adjusted EBITDA for three months ended September 27, 2020 increased by $1.3 million to $7.5 million compared with $6.3 million for the same period in 2019 due to the increase in gross profit, partially offset by increased selling, general and administrative expenses.

Nine months ended September 27, 2020, compared with the nine months ended September 29, 2019:

The following table sets forth summarized operating results in millions of US$ for the periods indicated:

	Nine months ended September 27, 2020		Nine months ended September 29, 2019		Change 2019 to 2020
	$	%	$	%	$	%
Revenue	285.1	100.0	282.3	100.0	2.8	1.0
Cost of sales	253.7	89.0	255.7	90.6	(2.0)	(0.8)
Gross profit	31.4	11.0	26.6	9.4	4.8	18.0
Selling, general and administrative expenses	21.0	7.4	19.9	7.0	1.1	5.5
Change in fair value of contingent consideration	0.0	0.0	(3.0)	(1.1)	3.0	100.0
Restructuring charges	0.5	0.2	8.6	3.0	(8.1)	(94.2)
Operating income	9.9	3.4	1.1	0.4	8.8	800.0
Fair value measurement loss (gain) on warrant liability	0.0	0.0	(0.9)	(0.3)	0.9	100.0
Interest expense	6.0	2.1	8.4	3.0	(2.4)	(28.6)
Income (loss) before income taxes	3.9	1.3	(6.4)	(2.3)	10.3	160.9
Income tax expense
Current	0.9	0.3	0.6	0.2	0.3	50.0
Deferred	0.0	0.0	0.0	0.0	—	—
	0.9	0.3	0.6	0.2	0.3	50.0
Net income (loss)	3.0	1.0	(7.0)	(2.5)	10.0	142.9

Revenue by Industry Sector

	Nine months ended September 27, 2020		Nine months ended September 29, 2019		Change
Industry Sector	$	%	$	%	$	%
Test and Measurement	25.4	8.9	33.9	12.0	(8.5)	(25.1)
Retail and Payment Systems	29.4	10.3	35.6	12.6	(6.2)	(17.4)
Telecom, Networking and Communications	17.3	6.1	28.4	10.1	(11.1)	(39.1)
Medical and Safety	33.3	11.7	34.2	12.1	(0.9)	(2.6)
Industrial IoT, Power and Clean Technology	111.4	39.1	112.8	40.0	(1.4)	(1.2)
Semiconductors	37.4	13.1	20.4	7.2	17.0	83.3
Avionics, Aerospace and Defense	30.9	10.8	17.0	6.0	13.9	81.8
Total	285.1	100.0	282.3	100.0	2.8	1.0

Certain customers were reclassified from the Test and Measurement sector to the Industrial IoT, Power and Clean Technology sector and Semiconductors sector, Avionics, Aerospace and Defense sector to Medical and Safety sector during the three months ended September 27, 2020 and six months ended June 28, 2020.  The comparative three and nine month periods have been adjusted to conform to this classification.

Total revenue increased $2.8 million to $285.1 million for the first nine months of 2020 from $282.3 million in the same period in the prior year primarily due to some demand gains from commercial avionics and test and measurement programs, among others, and customer disengagement in China due to the Dongguan facility closure in the third quarter of 2019, along with order rescheduling from other North America customers in the latter part of the third quarter of 2020.  We believe this resulted in part from the COVID-19 pandemic and our customers modifying their requirements in response to shifting demand of their respective end customers.

Revenue decreased $8.5 million in the test and measurement sector compared to the first nine months of 2019, primarily due to reduced volume from one customer serviced in the U.S.

Revenue decreased $6.2 million in the retail and payment systems sector compared to the first nine months of 2019, primarily due to decreased volume from two customers, offset by increased volume from one customer, all serviced in Mexico.

Revenue decreased $11.1 million in the telecom, networking and communications sector compared to the first nine months of 2019, primarily due to two customers disengaging in China due to the Dongguan facility closure, one customer serviced in Mexico experiencing reduced volumes due to the customer’s program transitioning to end-of-life, and one customer serviced in Mexico with reduced volume, partially offset by one new customer serviced in the U.S.

Revenue decreased $0.9 million in the medical and safety sector compared to the first nine months of 2019, primarily due to one customer serviced in the U.S. experiencing reduced volumes due to the customer’s program transitioning to end-of-life, decreased volume from two customers, partially offset by one new customer serviced in Mexico and two new customers serviced in the U.S.

Revenue decreased $1.4 million in the industrial IoT, power and clean technology sector compared to the first nine months of 2019, primarily due to decreased volume from four customers (two serviced in Mexico; two serviced in the U.S.), partially offset by increased volume from two customers serviced in Mexico.

Revenue increased $17.0 million in the semiconductors sector compared to the first nine months of 2019, due to increased volume from three customers serviced in Mexico and one new customer serviced in the U.S.

Revenue increased $13.9 million in the avionics, aerospace and defense sector compared to the first nine months of 2019, due to volumes increases with two customers, as well as one new customer, offset by volume decreases with one customer, all serviced in the U.S.

Revenue by Geography

During the first nine months of 2020, 63.5% of our revenue was attributable to production from our operations in Mexico, 36.2% of our revenue was attributable to production from our operations in the U.S. and 0.3% of our revenue was attributable to production from our operations in China. During the first nine months of 2019, 64.2% of our revenue was attributable to production from our operations in Mexico, 30.6% of our revenue was attributable to production from our operations in the U.S. and 5.3% of our revenue was attributable to production from our operations in China.  Following the closure of our Dongguan manufacturing facility in China, manufacturing of certain products previously manufactured at that facility has been transferred to the Company’s other manufacturing facilities.

Additional Revenue Information

We recorded approximately $8.8 million and $8.0 million of revenue from sales of raw materials inventory to customers during the first nine months of 2020 and the first nine months of 2019. The Company purchases raw materials based on customer purchase orders. When a customer requires an order to be altered or changed, the customer is generally obligated to purchase the original on-order raw material at cost, to the extent the materials are not consumed within a specified period.

The Company’s ten largest customers represented 55.5% of revenue during the first nine months of 2020, compared with 54.0% in the first nine months of 2019. Revenue from the largest customer during the first nine months of 2020 was $38.2 million representing 13.4% of total revenue. This compares with revenue from the largest customer during the first nine months of 2019 of $36.7 million representing 13.0% of total revenue. No other customers represented more than 10% of revenue in either period.

Gross Profit

Gross profit for the first nine months of 2020 increased by $4.8 million to $31.4 million or 11.0% of revenue compared with $26.6 million or 9.4% of revenue for the same period in 2019. When excluding unrealized foreign exchange gain on unsettled forward contracts, amortization of intangible assets and COVID-19 related expenses, the adjusted gross profit was $36.0 million or 12.6% of revenue for the first nine months of 2020 compared with $32.1 million or 11.4% of revenue for the first nine months of 2019. This was due primarily to higher gross profit due to product mix and lower variable manufacturing expenses in addition to headcount reductions resulting in labor efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $21.0 million in the first nine months of 2020 from $19.9 million in the same period in 2019, mainly due to increased professional services rendered related to additional compliance obligations under the Sarbanes-Oxley Act of 2002, as well as new headcount hired in the first nine months of 2020.

Change in fair value of contingent consideration

During the first nine months of 2019, it was determined that there was no fair value of the contingent consideration liability, and that no obligation existed resulting in a recognized gain of $3.1 million.  The contingent consideration liability was initially recognized at fair value in the fourth quarter of 2018 and relates to a contingent earn-out payment associated with the acquisition of MC Assembly. The fair value estimate under purchase accounting of $3.1 million was derived from a multiple of earnings based on MC Assembly’s forecasted twelve-month earnings for the period ended September 29, 2019. Based on actual earnings, the contingent consideration liability was considered resolved and no longer payable as at September 29, 2019.  No contingent consideration existed as at September 27, 2020.

Restructuring Charges

During the first nine months of 2020, we recorded restructuring expenses of $1.3 million primarily related to the reduction of  307 FTEs, offset by restructuring recoveries of $0.8 million included in the Dongguan facility.

During the first nine months of 2019, $8.6 million of restructuring charges were incurred related to the reduction of 137 FTEs in China, 28 FTEs in U.S., 4 FTEs in Canada and 459 FTEs and contract employees in Mexico. The majority of the charges were incurred during the three months ended September 29, 2019 as it related to the closure of the Dongguan manufacturing facility.  During the three months ended September 29, 2019, restructuring charges of $5.5 million were incurred related to the Dongguan facility exit, in addition to $0.9 million incurred related to the reduction of 19 FTEs in the U.S, 4 FTEs in Canada and 89 FTEs and contract employees in Mexico. The restructuring charges related to the Dongguan facility included $1.4 million of severance charges related to the reduction of 137 FTEs and other facility closure activities, accrued tax and duties of $0.2 million and equipment decommissioning and facility charges of $0.4 million. In addition, the restructuring charges included is a $1.7 million write down of accounts receivable, a $1.5 million write down of inventory and $0.3 million write down of property, plant and equipment.

As at September 27, 2020, the Company had $0.2 million of accrued restructuring charges remaining related to Dongguan to be paid by the end of the fourth quarter of 2020 mainly related to employee severance and legal fees.

Interest Expense

Interest expense decreased to $6.0 million in the first nine months of 2020 compared to $8.3 million in the same period in 2019. The decrease was primarily the result of the pay down of the Term Loan B Facility in addition to lower average debt balance in the first nine months of 2020 compared to the same period in 2019.  The weighted average interest rates with respect to the debt on our PNC and TCW Facilities was 7.3%. The weighted average interest rates for the same period in the prior year was 10.5%.

Income Tax Expense

The Company recorded current income tax expense of $0.9 million and $0.6 million for the first nine months of 2020 and 2019, in connection with U.S. state taxes and taxes on profits in certain foreign jurisdictions, and deferred income tax benefit of $15 thousand and expense of $14 thousand in the first nine months of 2020 and 2019, in connection with temporary differences related to the Mexican operations.

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

Below is the reconciliation of Net Income to Adjusted Net Income (in thousands):

	Nine months ended September 27, 2020	Nine months ended September 29, 2019
Net income (loss)	$2,973	$(6,991)
Add:
Amortization of intangible assets	2,718	5,532
Restructuring charges	525	$8,624
Stock based compensation	475	538
Fair value adjustment of warrant liability	15	(919)
Fair value adjustment of contingent consideration	—	(3,050)
Merger and acquisitions related expenses	—	232
COVID-19 related expenses (1)	2,533	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(720)	—
Adjusted net income	$8,519	$3,966

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Net income increased to $3.0 million from a $7.0 million loss in the first nine months of 2020 and 2019.  In addition, the increase in net income was due to a reduction in restructuring charges, increased gross profit, and unrealized foreign exchange gain on unsettled forward contracts in the third quarter of 2020 over the same period in the prior year. When excluding the items noted in the above reconciliation, Adjusted Net Income increased $4.6 million in the first nine months of 2020 over the same period in the prior year, which is mainly due to increased gross profit, reduced interest expense due to reduction in debt and partially offset by increased selling, general and administrative expense.

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

Below is the reconciliation from the financial statement presentation of gross profit to the non-GAAP measure of adjusted gross profit (in thousands):

	Nine months ended September 27, 2020	Nine months ended September 29, 2019
Gross profit	$31,427	$26,527
Add:
Unrealized foreign exchange gain on unsettled forward exchange contracts	(720)	—
Amortization of intangible assets	2,718	5,532
COVID-19 related expenses (1)	2,533	—
Adjusted gross profit	$35,958	$32,059
Adjusted gross profit percentage	12.6%	11.4%

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

Below is the reconciliation of net income (loss), the closest GAAP measure, to EBITDA and Adjusted EBITDA (in thousands).

	Nine months ended September 27, 2020	Nine months ended September 29, 2019
Net income (loss)	$2,973	$(6,991)
Add:
Depreciation of property, plant and equipment	4,767	4,902
Amortization of intangible assets	2,718	5,532
Interest	6,021	8,349
Income taxes	857	606
EBITDA	$17,336	$12,398
Add:
Restructuring charges	525	8,624
Stock based compensation	475	538
Fair value adjustment of warrant liability	15	(919)
Fair value adjustment to contingent consideration	—	(3,050)
Merger and acquisition related expenses	—	232
COVID-19 related expenses (1)	2,533	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	(720)	—
Adjusted EBITDA	$20,164	$17,823

(1)

Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Liquidity

As at September 27, 2020, the Company’s liquidity was comprised of $0.2 million in cash on hand and $30.5 million of funds available to borrow under the PNC Facility, which matures on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 4). The Company manages it capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis, based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

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

Net cash generated from operating activities was $2.5 million during each of the nine months ended September 27, 2020 and September 29, 2019.  Working capital changes related to $16.5 million unbilled contract asset increase, resulting in a use of cash which was due to the increase in unbilled contract assets for customers when compared to the same period in the prior year. This was partially offset by the $12.0 million increase in the accrued liabilities due to deferred revenue for the first nine months of 2020. Accounts receivable days sales outstanding was 61 days in the first nine months of 2020 and 2019. Accounts Payable represented a source of $3.7 million due to timing of payments. Accounts payable days outstanding increased to 72 days for the first nine months of 2020 compared to 71 days for the first nine months of 2019.  Inventory turnover, on an annualized basis, decreased to 4.1 times for the first nine months of 2020 compared to 4.4 times for the first nine months of 2019.

Net cash used in financing activities during the first nine months of 2020 was $2.4 million compared to net cash used by $0.3 million for the first nine months of 2019.  During the first nine months of 2020, the Company made net borrowing to the revolving debt of  $0.3 million, compared to the repayments to the revolving debt of $9.9 million during the first nine months of 2019. The Company also paid down its long-term debt in the amount of $0.9 million and 22.6 million in the first quarters of 2020 and 2019, respectively.  Principal repayments on capital lease obligations were $1.0 million in the first nine months of 2020 compared to $1.2 million in the same period in the prior year.

Net cash used in investing activities during the first nine months of 2020 was $1.2 million compared to $3.2 million in the first nine months of 2019, related to capital asset purchases. During the first nine months of 2020, the Company used $2.6 million for capital asset purchases, partially offset by leasing proceeds of $1.4 million .

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

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayment under the PNC Facility and Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company was in compliance with the financial covenants included in the Credit Facilities as at September 27, 2020.

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

Market conditions, including the implications of the COVID-19 pandemic, may negatively impact our ability to secure and source alternative methods of financing.  We do not currently foresee a material impact in the short term based on our working capital needs, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and negatively impact our cash flow and ability to meet our working capital obligations to operate our business, which could require us to secure alternative methods of financing.  In order to meet our customers’ delivery requirements, we have incurred and may continue to incur COVID-19 related expenses.  These are primarily due to incremental logistics costs associated with expediting inventory purchases from existing and new sources, and labor and production inefficiencies and retention of temporary replacement labor to address workplace absenteeism due to illness, potential COVID-19 exposure or personal commitments. We are currently taking steps to limit our expenses, including pausing all non-essential new hiring and new programs, and reducing our fourth quarter capital expenditures.

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

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at September 27, 2020.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of capital lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at September 27, 2020, the Company’s liquidity was comprised of $0.2 million in cash on hand and $30.5 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million of which $30.5 million of funds were available as at September 27, 2020 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender in addition to being subject to certain debt covenants.

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

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at September 27, 2020, are comprised of the following:

	As at September 27, 2020		As at December 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$169	$169	$1,368	$1,368
Level 2
Revolving credit facility	34,356	34,356	34,701	34,701
Current and long term debt	34,701	37,813	35,000	38,750
Warrant liability	1,746	1,746	1,730	1,730

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have conducted an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective during and as at September 27, 2020 due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “2019 Form 10-K”).

As previously described in Part II, Item 9A of our 2019 Form 10-K, we implemented a remediation plan to address the material weakness.  During the nine months ended September 27, 2020, Management undertook the following actions to remediate the material weakness:

•	Hired a Vice President of Information Technology and an IT SOX Consultant;
•	Deployed additional training programs for IT employees;
•	Performed a thorough review of the design of all IT controls with focus on those controls associated with the material weakness;
•	Implemented a software platform to manage changes to in-scope systems; and
•	Implemented a software platform to manage the Company’s overall internal controls / SOX program.

We have commenced our testing of these controls and have not identified any deficiencies at this time. Based on these additional measures taken, the Chief Executive Officer and Chief Financial Officer have concluded that the controls that contributed to the material weakness were remediated from a design perspective as of September 27, 2020. Based on the progress made as of September 27,2020, we expect to confirm the remediation of this material weakness at the end of 2020.The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed by the end of 2020.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the fiscal quarter ended December 29, 2019, as of September 27, 2020, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have a material, adverse impact on our financial condition and results of operations.

Our global operations expose us to risk arising from the global COVID-19 pandemic, which has had and will continue to have an adverse impact on our employees, operations, supply chain and distribution system. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, we make no assurance that these efforts will be successful. To date, COVID-19 has increased our expenses, primarily related to additional temporary labor costs, additional sanitation, cleaning and disinfection of facilities, procurement of personal protection equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases for new and existing sources. COVID-19 has spread across the globe and is impacting worldwide economic activity, including our international manufacturing facilities. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, and interrupting the movement or increasing the cost of moving components and products through our supply chain. If we are required to close our facilities or further reductions in capacity utilization occur, we may incur additional direct costs and lose revenue. If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. The COVID-19 pandemic has also impacted our customers and may create unpredictable reductions or increases in demand for our manufacturing services. Our ability to continue to manufacture products is highly dependent on maintaining the safety and health of our employees. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of these impacts on us is not determinable.  We believe the COVID-19 pandemic could have a material and adverse material impact on our consolidated financial position, results of operations and cash flows in the future. In addition, the impact of the COVID-19 pandemic may exacerbate other risks we face. Due to these possible impacts of the COVID-19 pandemic and as generally described in this quarterly report, the Company’s consolidated financial position, results of operations and cash flows for the first nine months of 2020 are not necessarily indicative of future performance.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

EXHIBIT INDEX

10.1

Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, by and among SMTC Corporation, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders, dated September 25, 2020 (1).

10.2

Amendment No. 6 to Financing Agreement, by and among SMTC Corporation, the borrowers party thereto, each other loan party thereto, the lenders party thereto, TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as collateral agent for the lenders, dated September 25, 2020 (2).

31.1*	Certification of Edward Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

31.2*	Certification of Steve Waszak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

32.1*	Certification of Edward Smith, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

32.2*	Certification of Steve Waszak, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2020.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2020 (File No. 000-31051) and incorporated by reference herein.
(2)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2020 (File No. 000-31051) and incorporated by reference herein.

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
Date: November 5, 2020