Form 10-K
period 2021-01-03
SMTC CORP
filed 2021-03-17
CIK 1108320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant was approximately $ 62.8 million on June 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 10% of the registrant’s common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The computation of the aggregate market value of the registrants common stock is based upon the closing price of the common stock as reported on The Nasdaq Global Market on June 26, 2020 (the last trading day of the registrant’s most recently completed second fiscal quarter).

As of March 17, 2021, the registrant had 28,513,810 shares of common stock, par value $0.01 per share outstanding.

Documents Incorporated By Reference: None.

TABLE OF CONTENTS

Annual Report on Form 10-K for the fiscal year ended January 3, 2021

Risks Factors Summary

Our business is subject to a number of risks and uncertainties, including those described in the “Risk Factors” section in this Form 10-K (as defined below). These risks include, but are not limited to, the following:

•	the announcement and pendency of the Merger (as defined below);
•	the failure to complete the Merger in a timely manner or at all;
•	the provisions in the Merger Agreement that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an acquisition transaction with us;
•	litigation challenging the Merger Agreement, which may prevent the Merger from being consummated at all or within the expected timeframe;
•	the substantial transaction fees and costs we will incur in connection with the Merger;
•	that a majority of our revenue comes from a relatively small number of customers;
•	the competitiveness of our industry;
•	variability in our operating results;
•	our dependence upon the industry sectors we service and economic slowdowns in these sectors;
•	consolidation in the industry sectors in which we operate;
•	difficulties with acquisitions, including the risks associated with the integration of acquired businesses, such as MCA (as defined bellow), and divestitures;
•	our inability to respond to rapidly changing technology and process development;
•	disruptions to our information technology systems, including cyber security incidents, losses of data or outages;
•	defects in the products we manufacture, decline in demand for our services and our exposure to product liability and product warranty claims;
•	our dependence on our key personnel and skilled employees and our inability to attract and retain key personnel and skilled employees;
•	our failure to comply with current and future governmental regulations related to the environment, health and safety and defense;
•	that our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands;
•	our inability to maintain satisfactory utilization rates at our manufacturing factories;
•	our restructuring activities;
•	our exposure to intellectual property infringement claims against our customers or us;
•	our involvement in various legal proceedings;
•	any requirement to recognize additional impairment charges;
•	our inability to perform on our U.S. government contracts, and changes in government defense spending and priorities;
•	changes in the procurement rules and regulations related to government contracts;
•	the extensive regulation and audit by the Defense Contract Audit Agency to which we are subject;
•	material weakness in our internal control;
•	our particular exposure to general economic conditions;
•	the effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers;
•	our exposure to fluctuations in currencies against the U.S. dollar;
•

our dependence on a limited number of suppliers for components that are critical to our manufacturing processes and the risk of shortages or price fluctuations of component parts specified by our customers

•	our international manufacturing operations and our operations as a global company;
•	tariffs imposed by the United States and those imposed in response by other countries, as well as rapidly changing trade relations;
•	our indebtedness and its potential to severely limit our ability to plan for or respond to changes in our business;
•	the significant restrictions on our ability to operate our business as a result of the covenant restrictions under our Credit Facilities (as defined below);
•	the potential for our indebtedness to prevent us from fulfilling our debt obligations and otherwise restrict our activities;
•	our ability to incur more debt and undertake additional obligations despite our current level of indebtedness;
•	our inability to generate sufficient cash flow from operations to satisfy our significant indebtedness or to refinance these obligations on acceptable terms, or at all;
•	downgrades of our credit ratings;
•	changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate;

•	our inability to recognize tax benefits on our existing U.S. net operating loss position;
•	adverse impact resulting from government tax reform on the Company’s tax returns and consolidated financial statements;
•	adverse consequences resulting from future governmental tax audits of the Company’s tax returns;
•	the volatility of our common stock price;
•	the considerable degree of control over our Company that our principal stockholders exercise;
•

sales of a significant number of shares of our common stock in the public markets, including sales by our directors or executive officers and/or the holders of our warrants upon the exercise of such warrants, or the perception that such sales could occur

•	the provisions in our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law that could discourage a third party from acquiring us;
•	our issuance shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock; and
•	securities analysts not publishing research or reports about our Company, or if issuing unfavorable commentary about us or our industry or downgrading our common stock.

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

This Form 10-K and other communications made by us contain forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K regarding, among other things, the impact of COVID-19 pandemic on our business, financial conditions and results of operations, our future response to and effects of the COVID-19 pandemic, including on our employees, continued operations, customers, suppliers, logistics providers, implementation of protective measures, public policy response to the COVID-19 pandemic including legislation or restrictions, our consolidation of manufacturing operations in Mexico, the electronics manufacturing services industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, some of which are as described in the “Risk Factors” section in this Form 10-K. Statements using words such as “could”, “expects”, “may”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “envisions”, “seeks” and other similar language are considered forward looking statements under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. These statements are subject to important assumptions, risks and uncertainties, which are difficult to predict and the actual outcome may be materially different. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business. You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Form 10-K. Except as required by applicable law, we undertake no intention or obligation to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.Business

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). At the end of 2020, we operated more than 50 manufacturing and assembly lines in over 560,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases.

We offer fully integrated contract manufacturing services to global original equipment manufacturer (“OEMs”), technology companies, Defense Prime Contractors, the U.S. Department of Defense (“DoD”), and various U.S. government agencies. We are focused on seven market sectors:

●	Avionics, aerospace and defense;
●	Industrial, IoT power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and

●	Test and measurement.

We have customer relationships with industry leading OEMs, Defense Prime Contractors, the DoD, and various other U.S. government agencies. We developed these relationships by capitalizing on the continuing trend of OEMs outsourcing non-core manufacturing services to consolidate their supplier base and forming long-term strategic partnerships with select high-quality EMS providers. We work closely with, and are highly responsive to, our customers throughout the design, manufacturing and distribution process, providing value-added services. We seek to grow our business through the expansion of our share of business with existing customers, participating in the growth of existing customers, the addition of new high-quality customers, and from time-to-time, through strategic acquisitions, such as our acquisition of MC Assembly Holdings, Inc. (“MCA”), a privately held EMS provider based in Melbourne, Florida, in November 2018 (the “MCA Acquisition”). In connection with the MCA Acquisition, we expanded our operations to include locations in Melbourne, Florida, Billerica, Massachusetts, and Zacatecas, Mexico (which we are consolidating with our Chihuahua, Mexico facility as discussed below. Our Melbourne, Florida operation provides comprehensive electronic manufacturing services with a focus on delivering product to our customer base in the most cost-efficient manner. Our Billerica, Massachusetts operation has the same competencies as our operation in Florida, but on a smaller scale. All of our manufacturing facilities operate within the guidelines of International Organization for Standardization (“ISO”) 9001:2015 and ISO-13485:2016.  In addition, our Billerica, Massachusetts and Melbourne, Florida facilities operate within AS9100:2016.  Our Fremont, California facility also operates under AS9100D.  Our Chihuahua, Mexico facility also operates under ISO 14001:2016.

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

Acquisition by H.I.G. Capital, LLC

On January 3, 2021 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EMS Silver Inc., a Delaware corporation (“Parent”), and EMS Silver Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are controlled by funds affiliated with H.I.G. Capital, LLC (“H.I.G.”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). At the Effective Time (as defined in the Merger Agreement), and as a result of the Merger, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (i) Rollover Shares (if any) (as defined below), (ii) shares held by us as treasury stock or held by Parent or Merger Sub (or any direct or indirect wholly owned subsidiaries of Parent or Merger Sub) or (iii) shares of common stock held by stockholders who are entitled to and have properly demanded statutory appraisal for such shares in accordance with, and have complied in all respects with Section 262 of the General Corporation Law of the State of Delaware) will be converted automatically into the right to receive $6.044 in cash, without interest, with the aggregate amount of such payment to each holder to be rounded to the nearest cent, subject to any withholding of taxes required by applicable law.

Concurrently with the execution of the Merger Agreement, EMS Silver Topco Inc., a Delaware corporation (“TopCo”), and our Chief Executive Officer, Edward Smith, entered into an Omnibus Subscription, Rollover and Contribution Agreement (the “Rollover Agreement”), pursuant to which Mr. Smith agreed to directly purchase $1,000,000 of equity interests of Topco, which is a direct owner of 100% of the outstanding equity of Parent, in connection with the Merger. We also anticipate that certain of our other executive officers and employees (collectively with Mr. Smith, the “Rollover Investors”) will enter into Rollover Agreements, pursuant to which the Rollover Investors may contribute certain shares of SMTC common stock (the “Rollover Shares”) to TopCo, prior to the Effective Time in exchange for, or otherwise purchase for cash, equity interests of TopCo, in each case in connection with the Merger.

The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 4, 2021 and the Proxy Statement (as defined below).

In particular, the closing of the Merger is conditioned upon, among other things the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Waiting Period”). The HSR Waiting Period expired on February 24, 2021 at 11:59 p.m. Eastern Time. The expiration of the HSR Waiting Period satisfies one of the conditions to the closing of the Merger.

The closing of the Merger is also subject to, among other things, adoption of the Merger Agreement and the transactions contemplated thereby, including the Merger, by the affirmative vote of the holders of a majority of the shares of our common stock outstanding as of February 11, 2021 (the “Record Date”) and entitled to vote on the matter. On February 18, 2021, the Company filed a definitive proxy statement on Schedule 14A relating to the Merger (the “Proxy Statement”), which the Company intends to hold on March 31, 2021.

The parties expect to complete the Merger by the second quarter of 2021. However, it is possible that factors outside of each party’s control could require them to complete the Merger at a later time or not to complete it at all.

Unless stated otherwise, any forward-looking information contained in this Form 10-K does not take into account or give any effect to the impact of the proposed Merger.

Mexico Manufacturing Facility Consolidation

In the fourth quarter of 2020, we proceeded plans to close our Zacatecas manufacturing operations. The closure of the Zacatecas manufacturing facility is intended to reduce our labor force, which is expected to impact approximately 570 employees at the Zacatecas manufacturing facility. The closure of the Zacatecas facility was the result of the decision to consolidate our Mexico operations, which is expected to result in cost savings.  The customers previously serviced in Zacatecas will be transferred to our Chihuahua Mexico facility.  We expect the wind down and closure of the Zacatecas facility to be substantially completed by the end of the first fiscal quarter of 2021.

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

Historically, OEMs were vertically integrated manufacturers that invested significantly in manufacturing assets and facilities around the world to manufacture, service and distribute their products. EMS originated as labor intensive functions that OEMs outsourced to obtain additional capacity during periods of high demand. Early EMS providers were essentially subcontractors, providing production capacity on a transactional basis. However, with significant advances in manufacturing process technology, EMS providers developed additional capabilities and were able to improve quality and dramatically reduce OEMs’ costs. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and relied upon EMS outsourcing strategies. Over time, OEMs engaged EMS providers to perform a broader array of manufacturing services, including design and development activities. In recent years, EMS providers have further expanded their range of services to include advanced manufacturing, configuration, packaging and distribution and overall supply chain management. In addition, many OEMs are reducing the number of vendors from which outsourced services are purchased and are partnering with EMS suppliers that offer broader expertise. The EMS industry has also seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving mass hardware markets, with products including mobile devices, home entertainment products, and wearable devices. We believe that the COVID-19 pandemic is highlighting numerous new vulnerabilities and challenges for OEMs, which will require OEMs from all markets and industries to value and evaluate supply chain resiliency, which may drive further growth opportunities.

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

•

Ability to Focus on Core Branding and Research and Development Initiatives. Through outsourcing, OEMs are able to focus on marketing and product development initiatives. These initiatives have taken on more prominence as product life cycles have shortened and as electronic products have become more sophisticated and complex. At the same time, many end markets have become more competitive with companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers entering the highly competitive and rapidly evolving hardware markets.

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

Custom Interconnect.    We are experienced in the design, development and manufacturing of interconnect assemblies such as optical and electrical cable and harness assemblies offering customers advanced expertise and low-cost options.  In 2020, our Fremont, California location added wire bonding capabilities with a clean room to support our customers.

Engineering Services.    We provide services across the entire product life cycle including product design, prototyping, qualification testing and sustaining engineering through product end of life.

Global Procurement and Supply Chain Network.    As an extension of our offering of vertically-integrated manufacturing services, our Global Procurement Group (“GPG”) plays a fundamental role in our managing a portfolio of assets and relationships in the most efficient manner. Our GPG has expertise that includes outsourcing based on market conditions and demand management criteria established with the customer, building flexibility into the supply chain network, designing a supply chain specific to individual customer needs, and having the ability to proactively plan. A key element of our business is to work closely with our customers to anticipate and/or react to changing market conditions. For example, in 2018 we worked with our customers and key partners and implemented a number of initiatives to manage the risks associated with the industry’s then component shortages as well as new tariffs. These initiatives included a new supply chain center in Phoenix, Arizona opened in 2018, the expanded use of lean manufacturing kan-ban programs, upgraded quoting-tools, tailor-made customer-specific action plans, new agreements with Tier-1 distributors, and extensive investments in safety stock programs. Our GPG is responsible for all aspects of our supply network. Our GPG, led by personnel that have gained experience with large organizations where they have developed key relationships, works together with our customers to establish customized inventory, logistics and distribution services to ensure that any unique delivery requirements are met. Through the use of various management tools, our supply chain team focuses on driving improved inventory turns, lowering excess and obsolete inventory risk and reducing overall costs to our customers. The COVID-19 pandemic has impacted the global economy, including our supply chain, which resulted in some disruptions, higher transportation costs and extended lead times. See Item 1A. Risk Factors—“Risks Related to our Business and Industry—We depend on a limited number of suppliers for components that are critical to our manufacturing processes and shortages or price fluctuations or component parts specified by our customers could delay product shipment and affect our profitability.”

Management Methods and Tools.    We have a web-based system through which we can communicate, collaborate and plan throughout the entire supply chain in real-time with our customers and suppliers. This system accelerates the timeliness and effectiveness of decision making and the efficiency and flexibility with which we can plan for and respond to customers experiencing market fluctuations. We employ technologically advanced quality assurance systems, manufacturing process planning and continuous improvement methodologies.

Our Footprint

At the end of 2020, we operated more than 50 manufacturing and assembly lines in over 560,000 square feet of production space worldwide at strategically located facilities in the United States, and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as NPI services, to our global customers.

In the fourth quarter of 2020, the decision was made to close our Zacatecas facility in Mexico, as discussed above under “Overview”. We expect that this will be substantially completed by the end of the first quarter of 2021.

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

Global Footprint:    At the end of 2020, we operated more than 50 manufacturing and assembly lines in over 560,000 square feet of production space worldwide at strategically located facilities in the United States, and Mexico that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as NPI services, to our global customers.

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

Focus on Well Defined Customer Markets.    We focus on specific customer sectors (and within those sectors target a wide range of projects that offer higher value add) that align well with our capabilities:

●	Avionics, aerospace and defense;
●	Industrial IoT, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;
●	Telecom, networking and communications; and
●	Test and measurement.

Customers with unique medium to high-mix and volume production requirements with a need for a high level of responsiveness to changing market demands are particularly well suited for our capabilities. We continue to leverage our experience and established relationships in our existing market segments. Through the MCA Acquisition, we have increased and expect to continue to expand our business in the avionics, aerospace and defense markets and have been able to further penetrate into the medical and safety market sectors. We target a wide range of projects that offer higher value add than larger projects typically targeted by Tier-1 EMS competitors.

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

We continue to invest in new processes and equipment that enable the assembly of industry leading product designs. In 2020, we invested approximately $5.2 million, primarily related to equipment expansion in North America and Mexico to support our growing global customer base. A portion of the equipment expansion was financed through capital leases totaling $3.2 million.

We believe that we apply best-in-class quality programs, processes and metrics to achieve exceptional quality standards. We endeavor to fully understand the quality requirements for every customer and we continuously review to improve our quality performance to exceed customer expectations. All of our sites currently use Computer Integrated Manufacturing (“CIM”), a common quality management platform. The CIM system tracks quality assurance processes in real-time and reports on all steps in the manufacturing process. We are continuing to make investments in quality, and are in the process of replacing the existing CIM system with Factory Logix, a product from Aegis Industrial Software. This investment will improve transaction control on the production floor and traceability at the component and product level. We use a customer-centric, team-based approach to quality assurance. Dedicated professionals work with our customers to determine key quality requirements, and where applicable, they ensure suppliers adhere to those standards as well. All of our sites are certified with the ISO-9001 quality management system standard and ISO-13485 medical standards. All ISO 9001 registrations are to the latest level (2015 version of the standard). All of our sites have also achieved the Environmental Management Standards ISO-14001 certification. We build PCBAs according to IPC standards, an association connecting the electronic industries, and has been an IPC member since 1991. We also work closely with standards organizations such as Underwriters Laboratories, a safety consulting and certification company and Canadian Standards Association, in compliance with customer requirements. Our Fremont, California and Chihuahua, Mexico locations are registered Food and Drug Association (“FDA”) facilities and are in compliance with federal Good Manufacturing Practice and the Quality System Regulations. To support our diverse customer base which includes customers in several highly regulated industries, we have achieved a number of required industry certifications, compliance requirements and governmental registrations, including Apple® Authorized Mfi Manufacturing License 6.0, AS9100, Cage Code: 4X3Y1, cGMP Compliant, FAA: PMA Certified, FDA Registration, IATF 16949, IPC-610 Class 3, ISO 9001, ISO 14001, ISO 13485, ITAR Registration, J-STD -001, and TRAC: 4144-7785-7736.

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

Marketing and Sales

Our direct sales channel model is organized and managed with territorial assignments based on geographical coverage of our target markets globally. We have developed relationships and established a network of sales representatives that focus on specific territories in the U.S. The MCA Acquisition further expanded our network of marketing representatives and agencies. Our marketing and sales team work collaboratively to gain insight on potential customers’ business and market positioning and focus on a solutions-based approach to enhance profitability, market positioning and business performance for customers.

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

Our largest customer and 10 largest customers represented 12.2% and 54.9%, 12.8% and 52.8%, and 10.9% and 68.1%, respectively, of our total revenue for the fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a relatively limited number of customers, we manufacture a relatively limited number of products for each of our customers. See Item 1A. Risk Factors—“Risks Related to our Business and Strategy—A majority of our revenue comes from a relatively small number of customers. If we lose any of these customers, our revenue could decline significantly.”

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

During 2020, the COVID-19 pandemic impacted the global economy, including our supply chain, which resulted in some disruptions, higher transportation costs and extended lead times. Our supply chain and executive teams are continuing to monitor the impact of the COVID-19 pandemic and have taken actions to mitigate the financial impact on us. Please see Item 1A. Risk Factors—“Risks Related to our Business and Industry—The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have a material, adverse impact on our financial condition and results of operations.”

Our Suppliers

Kinaxis RapidResponse works hand-in-hand with custom electronic data interchange (“EDI”), business-to-business process that provides real-time and daily information exchange and transactions with suppliers. Through EDI programs, we have an ongoing view into supplier on-hand inventories and are able to more effectively plan factory capacities and provide customer delivery commitments.

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

Our Customers

We are a distinctive mid-tier EMS provider, supporting customers in the following market sectors:

●	Avionics, aerospace and defense;
●	Industrial IoT, power and clean technology;
●	Medical and safety;
●	Retail and payment systems;
●	Semiconductors;

●	Telecom, networking and communications; and
●	Test and measurement.

Revenue in fiscal year 2020 was attributed to the following industry sectors: 9.2% from test and measurement, 39.9% from industrial IoT, power and clean technology, 10.6% from retail and payment systems, 11.4% from medical and safety, 5.6% from telecom, networking and communications, 9.7% from avionics, aerospace and defense, and 13.6% from semiconductors.

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

Environmental and Social Commitment

Our commitment is to conduct our business in such a way that protects and preserves the environment, health and safety of our employees, our customers and the communities where we live and operate. Our commitment to this responsibility includes compliance to the European Directives: Waste Electronic and Electrical Equipment, Restriction of Hazardous Substances, as well as assisting customers with conflict minerals and complying with the human trafficking resolutions passed in the California Transparency in Supply Chains Act of 2010. Our commitment goes beyond merely compliance. For example, our MCA Acquisition reduced our annual water consumption by more than 74 percent by investing in the implementation of a Closed Loop Process Water Recycling System at our Melbourne manufacturing facility.

The health and safety of our employees is a top priority for us. All of our facilities remain in operation and we have progressively implemented measures to safeguard our employees from COVID-19 infection and exposure, in accordance with guidelines established by the Centers for Disease Control, the World Health Organization, governmental requirements, and our own safety standards. These consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, employee infection assessments, close contact tracing, enhanced workplace cleaning, and large-scale decontamination. These efforts will continue as requirements change, new risks are identified, and infections impact us. In response to the COVID-19 pandemic, we also supported our local communities by donating over 500,000 masks to communities and hospitals globally. We also conducted local fund raising events at each of our manufacturing facilities as part of our community service program.

Our Structure and Our History

We were established in Toronto, Canada in 1985. We are a Delaware corporation incorporated in July 1998. Our present corporate structure resulted from the July 1999 combination of predecessor companies Surface Mount Technology Centre Inc., an Ontario, Canada corporation (“Surface Mount”) and HTM Holdings Inc., a Delaware corporation (“HTM”). Subsequent to the combination, all of Surface Mount’s operating subsidiaries, other than SMTC Canada and Qualtron, Inc., became subsidiaries of HTM. In 2011, we expanded our operations in San Jose, California with the acquisition of ZF Array Technology, Inc., a privately held electronics manufacturing services provider. In 2012, the Asian entities of SMTC Electronics Dongguan Company Limited and SMTC Electronics (Suzhou) Company Limited were established. Our SMTC Electronics (Suzhou) Company Limited, China facility was closed in accordance with the restructuring plan as announced on May 15, 2017. The closure of the SMTC Electronics (Suzhou) Company Limited, China facility was completed by the end of 2017. In November 2018 we also acquired MCA, a privately held electronics manufacturing services provider. During the fourth quarter of 2019 we announced a decision to cease manufacturing at SMTC Electronics Dongguan Company Limited.  The closure of the SMTC Electronics Dongguan Company Limited, China facility was completed in December 2020.  In January 2021, we announced the decision to close our manufacturing facility in Zacatecas, Mexico.  It is expected to be substantially completed by the end of the first quarter of 2021.

Our Leadership Team

In May 2017 Ed Smith was appointed as our Company’s President and Chief Executive Officer. Mr. Smith’s EMS career spans over three decades and has served as President of AVNET Inc., a multibillion-dollar electronic components distributor, and as President and Chief Executive Officer at SMTEK International Inc., a Tier III EMS manufacturer. Following Mr. Smith’s appointment, we added several experienced leaders to our senior management team with strong industry backgrounds, including previous success in building businesses together as a team.

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

Employees

As of January 3, 2021, we had 3,215 employees of which 2,881 were full time and contract employees. In addition, we employ varying levels of temporary employees as our production demands. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we are able to quickly adjust our production levels to maximize efficiency. To achieve this, our strategy has been to employ a skilled temporary labor force, as required. We use outside contractors to qualify our temporary employees on a site-by-site basis. Our production level temporary employees are compensated by the hour. We believe we are team-oriented, dynamic and results-oriented with an emphasis on customer service and quality at all levels. We believe this environment is a critical factor for us to be able to fully utilize the intellectual capital of our employees. Because of the surplus of available talent on the market, and the strength of our total compensation packages, to date we have not experienced any issues attracting skilled employees.

As of January 3, 2021, our only unionized employees were at our Chihuahua, Mexico facility, representing approximately 53% of our Mexican labor force. We have never experienced a work stoppage or strike and believe we have good employee relations.

Additional Information

We are subject to the reporting requirements under the Exchange Act. Consequently, we are required to file reports and information with the SEC, including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and on our corporate website address at www.smtc.com. We make such filings available through our corporate website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reference to our website is for informational purposes only and the information contained in, or that can be accessed through, our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

RISKS RELATED TO THE MERGER

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

On January 3, 2021, we entered into the Merger Agreement with Parent, Merger Sub, relating to the proposed acquisition of the Company by Parent. Upon consummation of the Merger pursuant to the Merger Agreement, the Company will continue as the surviving corporation as a direct, wholly-owned subsidiary of Parent and an indirect, wholly-owned subsidiary of H.I.G.  Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of outstanding SMTC common stock, subject to certain exceptions, will be converted automatically into the right to receive $6.044 in cash, without interest.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales, marketing, operations and other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could negatively affect the attention on our business. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the requirement that the Merger Agreement be adopted by the affirmative vote of the holders of a majority of the shares of SMTC common stock outstanding as of the Record Date for the Special Meeting, and entitled to vote on the matter.  The Company intends to hold the Special Meeting on March 31, 2021.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. The closing of the Merger is conditioned upon, among other things, the expiration or early termination of the HSR Waiting Period. The HSR Waiting Period expired on February 24, 2021 at 11:59 p.m. Eastern Time. While this event satisfied one of the applicable conditions to closing of the acquisition set forth in the Merger Agreement, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the Proxy Statement. We cannot guarantee that the remaining closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.

If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•

we could be required to pay a termination fee of up to $5.6 million to Parent, and up to $2.5 million of Parent’s fees and expenses incurred in connection with the Merger Agreement and related transactions, under certain circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the Merger that we would be unable to recover;
•	we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•	we may be subject to legal proceedings related to any delay or failure to complete the Merger;
•

any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an acquisition transaction with us.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly facilitate or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an acquisition proposal. In addition, under specified circumstances in which the Merger Agreement is terminated, we could be required to pay a termination fee of up to $5.6 million to Parent. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our Company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay. Additional information regarding these restrictions is provided in the Proxy Statement.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.

As described in Part II—Item 8 Financial Statements and Supplementary Data, Note 16, “Subsequent Events”, three complaints have been filed by alleged stockholders of the Company against the Company and each of the members of the Company’s board of directors, purportedly in relation to the Company’s entry into the Merger Agreement. Each of the complaints seek, among other things, orders enjoining consummation of the Merger unless and until such matters have been resolved. If injunctive relief is granted in any one or more of the lawsuits, then the Merger may not be consummated at all or within the expected timeframe. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending any one or more of the lawsuits, we may incur substantial costs

We will incur substantial transaction fees and costs in connection with the Merger.

As of January 3, 2021, we have incurred $1.3 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. Furthermore, if our stockholders do not vote to adopt the Merger Agreement by the requisite majority affirmative vote and the Merger Agreement is terminated, the Merger Agreement requires us to reimburse Parent for all of its fees and expenses incurred in connection with the Merger Agreement and related transactions up to $2.5 million. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Risks Related to our Business and Strategy

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

Our largest customer and 10 largest customers represented 12.2% and 54.9%, 12.8% and 52.8%, and 10.9% and 68.1%, respectively, of our total revenue for the fiscal years ended January 3, 2021, December 29, 2019 and December 30, 2018. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. In addition to having a relatively limited number of customers, we manufacture a relatively limited number of products for each of our customers. If we lose any of our largest customers (as we have in the past from time to time), experience a significant reduction in sales to any such customers or no longer manufacture a particular product line for one of our largest customers, we would experience a significant reduction in our revenue. Further, we make no assurance that our largest customers will continue to have us manufacture their products from us at current or historical levels. Moreover, we typically do not enter into long-term volume purchase contracts with our customers, and our customers have certain rights to extend or delay the shipment of their orders. We, however, typically require that our customers contractually agree to buy back inventory purchased within specified lead times to build their products if not used. See also Risk Factors—“Risks Related to our Business and Strategy—Our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands could harm our business.” In addition, because of the concentration in our customer base, we have significant amounts of trade accounts receivable from some of our customers and the insolvency of one or more of our largest customers or the inability of one or more of our largest customers to pay for its orders would decrease our revenue significantly. A reduction in revenue could decrease our profitability, cash flow and adversely affect our business, financial condition and results of operations.

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

In addition, increased pressure to limit U.S. defense spending and changes in the U.S. government procurement environment may limit certain future market opportunities for us. For example, the U.S. Department of Defense (the “DoD”) increasingly is committed to awarding contracts through competitive bidding and relying on competitive contract award types. See Risk Factors—“Risks Related to our Business and Strategy — Our financial results depend, in part, on our ability to perform on our U.S. government contracts, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.”

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

In addition, most of our customers typically do not commit to firm production schedules more than 30 to 90 days in advance. Accordingly, it is difficult for us to forecast the level of customer orders with certainty. As a result, we may not be able to schedule production to maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing, purchase materials and incur other expenses to meet the demand of our customers. Sometimes anticipated orders from customers have failed to materialize and, at times, delivery schedules have been deferred as a result of changes in a customer’s needs. Any material delay, cancellation or reduction of orders from our larger customers could cause our revenue to decline. In addition, a reduction in customer demand may decrease our gross margins and adversely affect our business, financial condition and results of operations. On other occasions, customers have required rapid and unexpected increases in production, which have placed burdens on our manufacturing capacity and supply chain function and adversely affected costs. See Risk Factors—“Risks Related to our Business and Strategy—If we are unable to maintain satisfactory utilization rates at our manufacturing factories, our results of operations and financial condition would be adversely affected.”

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

Consolidation in the industry sectors in which we operate may adversely affect our business by increasing customer buying power or increasing competition.

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

We are subject to a variety of governmental regulations related to the environment, health and safety and defense and our failure to comply with such current and future governmental regulations could have a material adverse effect on our business, financial condition and results of operations.

As a result of our use of metals and other hazardous materials in our manufacturing processes, our operations are regulated under a number of federal, state, provincial, local and foreign environmental and safety laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. In addition, we are subject to a variety of U.S. government regulations related to the export and import of defense-related articles and services, as well as federal, state and local regulatory requirements relating to employee occupational health and safety. To date, the cost to us of such compliance has not had a material impact on our business, financial condition or results of operations. However, violations may occur in the future as a result of human error, equipment failure or other causes within and outside of our control. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are, or become, contaminated by the release of hazardous materials, regardless of whether we caused such release. In addition, we may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws. In the event of a contamination or violation of environmental laws, we could be held liable for damages, including fines, penalties and the costs of remedial actions and could also be subject to revocation of our discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, thereby having an adverse effect on our operations. In addition, environmental laws could also become more stringent over time, which would impose greater compliance costs and increase the risks and penalties associated with any violation, which could have an adverse effect on our business, financial condition and results of operations. We also cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed in the future, or how existing or future laws or regulations will be administered or interpreted. Finally, any such current or future regulations could restrict our ability to expand our operations or could require us to acquire costly equipment, substitute materials, or incur other significant expenses in order to attempt to comply with such regulations.

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

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results. See Risk Factors—“Risks Related to the Economy— The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have a material, adverse impact on our financial condition and results of operations”, while the majority of our customers have not reduced or materially adjusted demand as a result of the Coronavirus outbreak, we have increased risk of servicing customer component demands with our supply chain in China, as a result of the Coronavirus outbreak.

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

In addition, we generally schedule our production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude that we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and terminate some of our employees. See Risk Factors—“Risks Related to our Business and Strategy—We experience variability in our operating results, which could negatively impact the price of our shares.” Facility closures or employee terminations could result in our recording restructuring charges such as severance and other exit costs, and asset impairments. See Risk Factors—“Risks Related to our Business and Strategy—Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention. Also, we have incurred other substantial restructuring charges in the past and we may continue to in the future.”

Our restructuring activities will increase our expenses, may not be successful, and may adversely impact employee hiring and retention. Also, we have incurred other substantial restructuring charges in the past and we may continue to in the future.

In the fourth quarter of 2020, we approved our plans to close our Zacatecas, Mexico manufacturing operations which was communicated to employees in January 2021. The closure of the Zacatecas manufacturing facility is intended to reduce the labor force, which is expected to impact approximately 570 employees at the Zacatecas manufacturing facility. The closure of the Zacatecas facility was the result of the decision to consolidate our Mexico operations which is expected to result in cost savings.  The customers previously serviced in Zacatecas will be transferred to our Chihuahua, Mexico facility.  We expect the wind down and closure of the Zacatecas facility to be substantially completed by the end of the first quarter of 2021.

As a result of the foregoing actions, we incurred incremental restructuring costs totaling approximately $3.5 million in the fourth quarter of 2020 or $4.4 million for fiscal 2020 which included headcount reductions in Zacatecas in the third quarter of 2020.  The amount of the restructuring expenses we expect to incur in 2021, as well as our ability to achieve the anticipated benefits of our restructuring activities, are subject to assumptions and uncertainties.  There is no assurance that we will successfully implement or fully realize the anticipated benefits of our restructuring activities. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected to a greater degree than we currently expect.

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

In the past, we have been notified of claims relating to various matters including, among other things, intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Currently, we are involved in claims made with respect to our pending Merger. Please see Part II —Item 8 Financial Statements and Supplementary Data, Note 16, “Subsequent Events.” Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Any litigation, even where a claim is without merit, could result in substantial costs, such as legal fees, and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial condition and results of operations. Furthermore, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Regardless of the subject matter, any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

We may be required to recognize additional impairment charges.

GAAP requires us to evaluate for impairment annually for goodwill and periodically when events or changes in circumstances indicate that the carrying value of property, plant and equipment, intangible assets may not be recoverable.  During 2019, we recorded a write down of $0.2 million related to machinery and equipment in our China segment, which would not otherwise be transferred to our other manufacturing facilities. During 2020, we recorded a write down of $0.1 million related to machinery and equipment in our Zacatecas manufacturing facility, which would not otherwise be transferred to our other manufacturing facilities. Disruptions and reductions to our business, unexpected significant declines in the operating results, divestitures and enterprise value declines may result in future impairment charges to property, plant and equipment. Any future impairment charge could substantially affect our reported results during those periods.

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, and changes in government defense spending and priorities could have consequences on our financial position, results of operations and business.

In fiscal years 2020 and 2019, U.S. government sales accounted for approximately 9.7% and 6.6% of our total revenues, respectively. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs with the DoD. The funding of our programs is subject to the overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

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

Material weakness in our internal control could arise resulting in a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis if these deficiencies are not remediated appropriately or timely.

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

We implemented remedial measures and have remediated the material weakness as at January 3, 2021.  If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

We make no assurance that significant deficiencies or other material weaknesses in our internal control over financial reporting will not be identified in the future. The existence of a significant deficiency or additional material weakness could result in errors in our financial statements that could in turn result in a restatement of the consolidated financial statements, cause us to fail to meet our reporting obligations or cause lenders, suppliers, customers and investors to lose confidence in our reported financial information. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any combination of the above could lead to harmful effects on our business and a decline in our stock price. In addition, a material weakness could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. We also make no assurances that we will be able to remediate any future internal control deficiencies timely and in a cost effective manner. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we are unable to satisfactorily remediate future deficiencies or if we discover other deficiencies in our internal control over financial reporting, such deficiencies may lead to misstatements in our financial statements or otherwise negatively impact our business, financial results and reputation.

Risks Related to the Economy

As a manufacturer, we are particularly exposed to general economic conditions, which could have an adverse impact on our business, operating results and financial condition.

As a result of unfavorable economic conditions, reduced capital spending and changes in our customers’ manufacturing requirements, our revenues could experience significant declines in the future. If general economic conditions deteriorate, including the onset of a global economic recession, other uncertainty in the global economy such as unstable global financial and credit markets or increased inflation and tariffs, we may experience an adverse impact on our business, operating results and financial condition, since end customer demand for our customers’ products could be adversely affected. Due to the current uncertainty surrounding the economy and our ability to predict the effect such conditions will have on its customers, we cannot predict the scope or magnitude of the negative effect that any economic slowdown may have on our business. Further, economic and financial market conditions that adversely affect our customers may cause them to terminate or delay existing purchase orders or to reduce the volume of products they purchase from us in the future. We may have significant accounts receivable outstanding from customers, including our largest customers, that operate in cyclical industries and under leveraged conditions, which could impair their ability to pay amounts owed to us on a timely basis. Our failure to collect a significant portion of those receivables could have a material adverse effect on our results of operations and financial condition. See Risk Factors—“Risks Related to our Business and Strategy—A majority of our revenue comes from a relatively small number of customers. If we lose any of these customers, our revenue could decline significantly” And “The effect of COVID-19 on our operations and adverse impact on our financial condition and results of operations.”

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

Our global operations expose us to risk arising from the global COVID-19 pandemic, which has had and will continue to have an adverse impact on our employees, operations, supply chain and distribution system. While we have taken numerous steps to mitigate the impact of the outbreak on our results of operations, we make no assurance that these efforts will be successful. To date, COVID-19 has increased our expenses, primarily related to additional temporary labor costs, additional sanitation, cleaning and disinfection of facilities, procurement of personal protection equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases for new and existing sources. COVID-19 has spread across the globe and is impacting worldwide economic activity, including our international manufacturing facilities. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, and interrupting the movement or increasing the cost of moving components and products through our supply chain. If we are required to close our facilities or further reductions in capacity utilization occur, we may incur additional direct costs and lose revenue. If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. The COVID-19 pandemic has also impacted our customers and may create unpredictable reductions or increases in demand for our manufacturing services and risks of non-payment. Our ability to continue to manufacture products is highly dependent on maintaining the safety and health of our employees. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. In addition, responding to the continuing outbreak could divert management’s attention from our key strategic priorities, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of these impacts on us is not determinable.  We believe the COVID-19 pandemic could have a material and adverse material impact on our consolidated financial position, results of operations and cash flows in 2021 and beyond.

In addition, the impact of the COVID-19 pandemic may exacerbate other risks we face. Due to these possible impacts of the COVID-19 pandemic and as generally described in Form 10-K, the Company’s consolidated financial position, results of operations and cash flows for 2020 are not necessarily indicative of future performance.

Risks Related to our International Operations and Supply Chain

We are exposed to fluctuations in currencies against the U.S. dollar, which could have a material adverse effect on our business and financial results.

As a global company, we have significant costs, primarily payroll denominated in currencies other than the U.S. dollar. Most of our sales and component purchases are denominated in U.S. dollars. Our Canadian, Mexican and Euro based component purchases and other various expenses are denominated in local currencies. A decrease in the value of foreign currencies relative to the U.S. dollar could result in lower revenues, product price pressures, and increased losses from currency exchange rates. As a result, we may enter into forward foreign exchange contracts to reduce our exposure to foreign exchange currency rate fluctuations related to the forecasted Canadian dollar and Mexican peso. We have decided at this time not to hedge exposure due to foreign exchange currency related to Euro based components purchases. To the extent we are not able to effectively manage this exposure to foreign exchange rate fluctuations, our revenues and profitability could be adversely affected.

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

Many of the products we manufacture require one or more components that we order from sole-source suppliers. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In addition, in the past, some of the materials we use, such as memory and logic devices, have been subject to industry-wide shortages. At such times, suppliers allocate available quantities among their customers, and we have not been able to obtain all of the materials required. Our inability to obtain these materials could slow production or assembly, delay shipments to our customers, increase costs and reduce operating income. Also, we may bear the risk of periodic component price increases, which if we are not able to recover from our customers, could reduce our operating income. In addition, we rely on a variety of common carriers for materials transportation, and we route materials through various world ports. A work stoppage, strike or shutdown of a major port or airport, such as those caused by the COVID-19 pandemic could result in manufacturing and shipping delays or expediting charges, which could have an adverse impact on our business, financial condition and results of operations.

Risks particular to our international manufacturing operations and our operations as a global company could each adversely affect our overall results.

Our international manufacturing operations are subject to inherent risks, including:

•	fluctuations in the value of currencies and high levels of inflation;
•	longer payment cycles relative to the U.S. and greater difficulty in collecting amounts receivable;
•	reduced credit and payment terms with vendors;
•	unexpected changes in and the burdens and costs of compliance with a variety of foreign laws;
•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	political and economic instability;

•	terrorism or war, which can interrupt commerce;
•	global health crises, epidemics and pandemics, such as COVID-19;
•	increases in duties, trade restrictions, tariffs, import and export controls, taxation and other non-tariff barriers such as quotas and local content rules;
•	delays associated with the manufacture, transportation and delivery of products;
•	increased transportation costs due to distance, energy prices, or other factors
•	delays in the transportation and delivery of goods due to increased security concerns;
•	restrictions and potential penalties due to privacy laws, on the handling and transfer of consumer and other personal information;
•

potential violations of U.S. and foreign anti-corruption and anti-bribery laws by our employees, business partners or agents, despite our policies and procedures relating to compliance with these laws;

•	expropriation and nationalization;
•	difficulties in managing foreign operations effectively and efficiently from the U.S.;
•	changes in international trade agreements and governmental policies and regulations; and
•	imposition of restrictions on currency conversion or the transfer of funds

In fiscal years 2020, 2019 and 2018, 62.2%, 68.4% and 84.4%, respectively, of our revenue was earned from products that we manufactured internationally (outside of the U.S.). As of the end of fiscal years 2020 and 2019, 40.3% and 47.1%, respectively, of our total consolidated assets were located internationally (outside of the U.S.). Changes to laws, regulations or trade agreements in relation to Mexico could have an adverse impact on our business, financial condition and results of operations.

In addition, we are subject to customs laws and regulations with respect to our export and import activity which are complex and vary within legal jurisdictions in which we operate. There may not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations.

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

We borrow money under an amended and restated revolving credit and security agreement, with PNC Bank, National Association (“PNC”), which governs our revolving credit facility (the “PNC Facility”). The PNC Facility matures on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

We also borrow money under a financing agreement with the lenders from time to time party thereto and TCW Asset Management Company LLC, as administrative agent for the lenders, and TCW Asset Management Company LLC, as administrative and collateral agent for the lenders, which governs a term loan A facility (the “Term A Loan Facility” and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term Loan A Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bore interest at LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurred before November 8, 2019, (ii) 2.00% in the event that such payment occurs after November 8, 2019 and on or November 8, 2020 and (iii) 1.00% in the event that such payment occurred after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

At January 3, 2021 and December 29, 2019, $34.7 million was outstanding under the PNC Facility and was classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. As at January 3, 2021 and December 29, 2019, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $28.5 million and $21.6 million, respectively. The maximum amount of funds that could be available under the PNC Facility is $65.0 million. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. We are required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At January 3, 2021 $33.4 million was outstanding under the Term Loan A Facility, net of deferred financing fees of $2.0 million and a discount on debt of $1.7 million, related to outstanding warrants to purchase shares of our common stock. At December 29, 2019, $38.8 million, was outstanding under the Term Loan A, net of deferred financing fees of $2.3 million, and a discount on debt of $1.5 million related to outstanding warrants to purchase shares of our common stock.

Our debt outstanding under the PNC Facility and Term A Loan Facility (together the “Credit Facilities”) could have adverse consequences for our business, including, among others:

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

Although we were in compliance with the financial covenants included in the Credit Facilities as of January 3, 2021, we make no assurance that we will be in compliance with these covenants going forward. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us, accelerate the repayment of any outstanding borrowings or declare an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable unless we obtain a waiver from the applicable lender. We may not have sufficient assets to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lender. If we are unable to repay the indebtedness, the lender could initiate a bankruptcy proceeding or collection proceedings with respect to the assets which secure our indebtedness under the Credit Facilities.

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

For more information about our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” of Part II of this Annual Report on Form 10-K and Note 5 to our audited consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Amounts drawn under the Credit Facilities may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. In March 2020 the FASB issued an Accounting Standards Update (ASU) 2020-04 Reference Rate Reform to provide temporary, optional guidance to ease the reporting burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The guidance addresses stakeholder operational challenges, helps simplify the migration process away from reference rates such as LIBOR and reduce transaction related costs and is effective for all entities as of March 12, 2020 through December 31, 2022. However, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including certain of our debt that is indexed to USD-LIBOR. Furthermore, we may need to renegotiate any credit agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the impact of the adoption of this new standard is not material to the Company, as alternative reference rates are available under the agreements governing the financial instruments.

RISKS RELATED TO TAX LOSS UTILIZATION AND TAX REGULATION

Our ability to recognize tax benefits on our existing U.S. net operating loss position may be limited.

We have generated substantial loss carryforwards and other tax assets for U.S. tax purposes that can be used to reduce our future federal income tax obligations. Our ability to fully use these tax assets will be adversely affected if we have an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by “five-percent shareholders” (as that term is defined for purposes of Section 382 of the IRC) in a rolling three-year period. The proposed transaction with H.I.G could qualify as an “ownership change” and may limit our ability to recognize our operating losses.

At our 2020 Annual Meeting of Stockholders, we ratified the extension of the SMTC Corporation Tax Benefits Preservation Plan, (the “Plan”) for an additional three year period, expiring on December 29, 2023 in order to protect our ability to utilize our net operating losses (“NOLs”) and other tax assets from an “ownership change” under U.S. federal income tax rules. We continue to have and utilize our net operating losses (“NOLs”) and intend to extend the Plan at our next Annual Meeting of Stockholders. However, there is no guarantee that the Plan will be effective in protecting our NOLs and other tax assets or that stockholders will vote to extend.

In the past, we have had historical net operating losses expire unutilized. If the Company fails to generate sufficient taxable income, these losses may expire unutilized and we may not be able to recognize the tax benefits that could arise from such tax losses.

There may be adverse impact resulting from government tax reform on the Company's tax returns and consolidated financial statements.

The Company operates in various domestic and foreign jurisdictions and has substantial tax operating loss carryforwards. Accordingly, the Company expects that potential future tax reform could have a substantial impact on the Company’s tax filings and consolidated financial statements related to its income tax expense (recovery) and deferred tax assets (liabilities) and corresponding disclosures.

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

As of January 3, 2021, our executive officers, directors and entities affiliated with our five percent stockholders beneficially owned, in the aggregate, shares representing approximately 32% of our outstanding common stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

We conduct our operations within approximately 561,000 square feet of building space.  During the fourth quarter of 2020 we approved the plan to cease manufacturing in our Zacatecas facility and service the customers in our Chihuahua Mexico facility. See “Item 1. Business.” We believe our facilities are currently adequate for our operating needs and provide capacity for future volume growth. Our principal service at all locations is assembly of electronic components, with the exception of the Chihuahua facility where we also manufacture precision enclosures, and our Markham, Canada facility which serves as the principal executive office. Our operating facilities are as follows:

Location	Reportable Operating Segment	Approx. Square Footage	Leased/Owned
Fremont, California	U.S.	76,000	Leased
Chihuahua, Mexico	Mexico	224,000	Owned
Melbourne, Florida	U.S.	138,000	Leased
Billerica, Massachusetts	U.S.	58,000	Leased
Zacatecas, Mexico	Mexico	65,000	Leased

The principal executive office of SMTC is located at 7050 Woodbine Ave. Suite 300, Markham, Ontario, Canada L3R 4G8, which is a leased facility. The lease expires on August 1, 2022. The supply chain center located in Phoenix, Arizona is also a leased facility and the lease expires on December 1, 2021.

Item 3.	Legal Proceedings

For information regarding litigation and other disputes, please see Part II—Item 8 Financial Statements and Supplemental Data, Note 16, “Subsequent Event.”

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The Nasdaq Global Market under the symbol “SMTX.”

Holders

As of March 17, 2021, there were approximately 91 holders of record of the Company’s common stock.

Dividends

The Company has never declared a cash dividend on its common stock. Our Board of Directors has no present intention to authorize the payment of dividends on our common stock in the foreseeable future. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs. Our financing arrangements include restrictions on cash dividends paid on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors, subject to, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, and compliance with covenants under any then-existing financing agreements.

Stock Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the Nasdaq Composite Index and to a peer group chosen by the Company for 2020 (the “Peer Group”). The Peer Group is comprised of the following companies: IEC Electronics Corp., Key Tronic Corp., Nortech Systems Inc., Sigmatron International Inc., and Sypris Solutions Inc.

The total stockholder return assumes $100 invested on January 3, 2016 in SMTC’s common stock or December 31, 2015 in the Nasdaq Composite Index and the Peer Group of companies that are, (i) publicly traded, and (ii) mid or large tier providers of advanced electronics manufacturing services. Total shareholder return assumes reinvestment of dividends without the payment of any commissions. We make no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

The Company’s financial reporting year is a 52, or 53 or 54 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated balance sheet, statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 30, 2019 to December January 3, 2021 (“year ended January 3, 2021”), December 31, 2018 to December 29, 2019 (“year ended December 29, 2019”), January 1, 2018 to December 30, 2018 (“year ended December 30,

2018”), January 2, 2017 to December 31, 2017 (“year ended December 31, 2017”), and January 4, 2016 to January 1, 2017 (“year ended January 1, 2017”).

Selected consolidated financial data has been derived from consolidated financial statements that are prepared in accordance with generally accepted principles in the United States of America (“GAAP”).

Consolidated Statements of Operations and Comprehensive Loss Data

(in USD millions):

	Years Ended
	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
Revenue (a)	$386.5	$372.5	$216.1	$139.2	$167.9
Cost of sales	343.2	335.5	194.5	128.4	152.8
Gross profit	43.3	37.0	21.6	10.8	15.1
Selling, general and administrative expenses	29.6	27.0	18.1	14.0	14.0
Change in fair value of contingent consideration	—	(3.1)	—	—	—
Restructuring charges (b)	4.1	8.0	0.2	1.7	0.2
Impairment of property, plant and equipment	—	—	—	1.6	—
(Gain) loss on disposal of property, plant and equipment	0.0	0.0	0.0	(0.1)	0.0
Operating earnings (loss)	9.6	5.1	3.3	(6.4)	0.9
Fair value measurement loss (gain) on warrant liability (note 4)	0.9	(0.3)	0.1	—	—
Interest expense - net	8.1	10.6	3.1	0.9	0.8
Earnings (loss) before income taxes	0.6	(5.2)	0.1	(7.3)	0.1
Income tax expense - net	1.2	0.8	0.7	0.6	0.3
Net loss and comprehensive loss	$(0.6)	$(6.0)	$(0.6)	$(7.9)	$(0.2)
Basic earnings (loss) per common share	$(0.02)	$(0.23)	$(0.02)	$(0.47)	$(0.01)
Diluted earnings (loss) per common share	$(0.02)	$(0.23)	$(0.02)	$(0.47)	$(0.01)
Weighted average number of shares outstanding
Basic	28.2	25.7	19.2	16.8	16.5
Diluted	28.2	25.7	19.2	16.8	16.5

(a)

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 on a modified retrospective basis effective January 1, 2018. The comparable periods do not reflect the impact of the adoption and therefore are not comparable as revenue was only recognized upon shipment rather than over time.

(b) During 2020, we incurred restructuring costs totaling approximately $4.1 million in 2020. These restructuring costs negatively impacted our results of operations during 2020.  Approximately $4.4 million pertained to charges incurred related to the closure of the Zacatecas facility, which impacted 857 FTEs.  In addition, $0.4 million restructuring charges were incurred associated with the U.S. There were recoveries of $0.7 million related to recoveries of previously provisioned inventory related to the closure of the Dongguan facility.  During 2019, restructuring charges of $5.0 million were incurred related to the closure of the Dongguan facility related to the reduction of 137 full time equivalents (“FTEs”) in China, including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 FTEs in U.S., 8 FTEs in Canada and 630 FTEs and contract employees in Mexico. During 2017, restructuring charges of $1.7 million were incurred related to severance charges in connection with the Company’s 2017 restructuring plan related to a global reduction in the workforce in addition to the closure of the Suzhou manufacturing facility.

Consolidated Balance Sheet Data and Cash Flow Data:

(in USD millions)

	As at and for the Fiscal Years Ended
	January 3, 2021	December 29, 2019 (1)	December 30, 2018	December 31, 2017	January 1, 2017
Cash	$0.6	$1.4	$1.6	$5.5	$8.5
Working capital (2)	25.9	25.5	31.0	14.5	20.0
Total assets	229.9	213.5	221.2	69.9	69.0
Long-term debt and lease obligations	54.0	48.8	70.0	6.1	8.3
Shareholders’ equity	41.2	41.1	32.3	19.1	26.5
Capital expenditures	2.2	3.9	4.7	1.5	2.2
Cash flows provided (used in) by operating activities	5.0	5.7	(7.8)	(8.9)	6.9
Cash flows (used in) provided by financing activities	(3.7)	(2.0)	75.8	7.0	(3.2)
Cash flows used in investing activities	(2.1)	(3.9)	(72.0)	(1.1)	(1.3)

(1) The Company adopted ASC Topic 842 on a modified retrospective basis effective December 31, 2018. The comparable periods prior to the fiscal year ended December 29, 2019 do not reflect the impact of the adoption are not completely comparable.

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

Overview

We are a provider of end-to-end electronics manufacturing services (“EMS”), including product design and engineering services, printed circuit board assembly (“PCBA”), production, enclosure, cable assembly, precision metal fabrication, systems integration and comprehensive testing services, configuration to order (“CTO”), build to order (“BTO”) and direct order fulfillment (“DOF”). At the end of 2020, we operated more than 50 manufacturing and assembly lines in over 560,000 square feet of production space worldwide at strategically located facilities in the United States and Mexico, that provide local support, flexibility, fast turn around and delivery times, and low-cost, volume manufacturing capabilities, as well as new product integration (“NPI”) services, to our global customers. Our services extend over the entire electronic product life cycle from new product development and NPI through to growth, maturity and end of life phases.

We are offer fully integrated contract manufacturing services to global OEMs, technology companies and governmental entities. We have redefined our market sectors from those previously reported. We are focused on seven market sectors:

•	Avionics, aerospace and defense
•	Industrial IoT, power and clean technology
•	Medical and safety
•	Retail and payment systems
•	Semiconductors
•	Telecom, networking and communications
•	Test and measurement

Developments in the fiscal year ended January 3, 2021

Total revenue increased by $14.0 million or 3.8% in fiscal year 2020 compared to fiscal year 2019.

Net loss decreased to $0.6 million in fiscal year 2020 from a net loss of $6.0 million in fiscal year 2019. This was due primarily to revenue increases in fiscal year 2020 in addition to decreased amortization of intangible assets of $1.3 million and decreased restructuring expenses of $3.9 million, partially offset by a change in fair value of contingent consideration resulting in a gain of $3.1 million in the prior fiscal year which did not recur in fiscal year 2020 and increase of merger and acquisition costs of $1.3 million associated with the proposed Merger.

Adjusted EBITDA increased to $27.4 million in fiscal year 2020 from $24.8 million in fiscal year 2019. Adjusted EBITDA Percentage increased to 7.1% in fiscal year 2020 compared to 6.7% in fiscal year 2019. The improvement in Adjusted EBITDA was primarily driven by increased revenue and increased utilization at our manufacturing facilities.  For additional information and a reconciliation of our Adjusted EBITDA and Adjusted EBITDA Percentage to the most directly comparable GAAP financial measures, which are net loss and net loss margin, see “Non-GAAP Financial Measures” below.

We continue to monitor the global COVID-19 pandemic and take steps to mitigate the potential risks to us posed by its spread and related impacts. While our business operations generally performed as expected during fiscal year 2020, the COVID-19 pandemic continues to represent uncertainty for fiscal year 2021, and has the potential to negatively impact our results of our operations, cash flows and financial position.

The health and safety of our employees is a top priority for us. All of our facilities remain in operation and we have progressively implemented measures to safeguard our employees from COVID-19 infection and exposure, in accordance with guidelines established by the Centers for Disease Control, the World Health Organization, governmental requirements, and our own safety standards. These consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, visitor restrictions, social distancing, face covering expectations, temperature and health screening, work-from-home requirements, employee infection assessments, close contact tracing, enhanced workplace cleaning, and large-scale decontamination. These efforts will continue as requirements change, new risks are identified, and infections impact us. We incurred $3.6 million in COVID-19 related expenditures during fiscal year 2020.

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

In the fourth quarter of 2020, we approved our plans to close our Zacatecas manufacturing operations and communicated to employees in January 2021. The closure of the Zacatecas manufacturing facility is intended to reduce the labor force, which is expected to impact approximately 570 employees at the Zacatecas manufacturing facility. The closure of the Zacatecas facility was the result of the decision to consolidate our Mexico operations which is expected to result in cost savings.  The customers previously serviced in Zacatecas will be transferred to our Chihuahua Mexico facility.  We expect the wind down and closure of the Zacatecas facility to be substantially completed by the end of the first quarter of fiscal year 2021.

As a result of the foregoing actions, we incurred incremental restructuring costs totaling approximately $3.5 million in the fourth quarter of fiscal year 2020 or $4.4 million for fiscal year 2020 which included headcount reductions in Zacatecas in the third quarter of fiscal year 2020.  The closure of the facility is expected to impact 857 Mexico FTEs.  Of the total $4.4 million charge, $3.1 million related to severance charges, while $1.3 million related to other closure activities and write down charges of accounts receivable, inventory and property plant and equipment.  In addition, $0.4 million restructuring charges were incurred associated with U.S. FTEs.  There were recoveries of $0.7 million associated with recoveries of previous restructuring provisions associated with the closure of the Dongguan facility.

On January 3, 2021, we entered into a definitive merger agreement with an affiliate of H.I.G. Capital (“H.I.G.”), a leading global alternative investment firm with $42 billion of equity capital under management.  Under the terms of the

Merger Agreement, an affiliate of H.I.G. will acquire all outstanding shares of SMTC Corporation’s common stock for $6.044 per share in cash.  The transaction is expected to close in the second quarter of fiscal year 2021.  See also “Item 1A. Risk Factors——“Risks Related to the Merger.”

Results of Operations

The following table sets forth certain operating data expressed as a percentage of revenue for the years presented:

	Fiscal Year ended January 3, 2021	Fiscal Year ended December 29, 2019	Fiscal Year ended December 30, 2018
Revenue	100.0%	100.0%	100.0%
Cost of sales	88.8	90.1	90.0
Gross profit	11.2	9.9	10.0
Selling, general and administrative expenses	7.6	7.3	8.4
Change in fair value of contingent consideration	—	(0.8)	—
Restructuring charges	1.1	2.1	0.1
Operating earnings	2.5	1.4	1.5
Fair value measurement loss (gain) on warrant liability	0.2	—	—
Interest expense	2.1	2.9	1.4
(Loss) earnings before income taxes	0.2	(1.5)	0.1
Income tax expense (recovery)
Current	0.3	0.2	0.4
Deferred	(0.0)	(0.1)	—
	0.3	0.1	0.4
Net loss	(0.1)	(1.6)	(0.3)

Fiscal year ended January 3, 2021 compared to the fiscal year ended December 29, 2019

A discussion of our comparison between fiscal year 2020 and fiscal year 2019 is presented below. A discussion of the changes in our results of operations between the fiscal years ended December 29, 2019 and December 30, 2018 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on March 13, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.smtc.com).

The industry sectors for the fiscal year ended December 29, 2019 have been reclassified to align with the presentation for the fiscal year ended January 3, 2021. Upon review of customer sectors in fiscal year 2020, certain customers were reclassified to new industry sectors as it was determined to be more appropriate based on the end products we manufacture.

Revenue (in millions)

Industry Sector	Fiscal Year ended January 3, 2021		Fiscal Year ended December 29, 2019		Change
	$	%	$	%	$	%
Test and Measurement	35.4	9.2	48.7	13.1	(13.3)	(27.3)
Retail and Payment Systems	41.1	10.6	46.1	12.4	(5.0)	(10.8)
Telecom, Networking and Communications	21.7	5.6	37.2	10.0	(15.5)	(41.7)
Medical and safety	44.2	11.4	45.5	12.2	(1.3)	(2.9)
Industrial IoT, Power and Clean Technology	154.2	39.9	147.3	39.5	6.9	4.7
Semiconductors	52.6	13.6	23.0	6.2	29.6	128.7
Avionics, Aerospace and Defense	37.3	9.7	24.7	6.6	12.6	51.0
Total	386.5	100.0	372.5	100.0	14.0	3.8

Total revenue increased by $14.0 million or 3.8% in fiscal year 2020 compared to fiscal year 2019. We recognized incremental volume increases with existing customers in the semiconductors; industrial IoT, power and clean technology; and avionics, aerospace and defense sectors.

Revenue in the test and measurement sector decreased by $13.3 million year over year, due primarily to volume decreases with two long standing customers serviced in the U.S and one customer serviced in Mexico.

Revenue in the retail and payment sector decreased by $5.0 million year over year, due primarily to volume decreases with one customer serviced in Mexico.

Revenue in the telecom, networking and communications sector decreased by $15.5 million year over year, due primarily to decreased volumes with two customers and one customer transferring business to other service providers all serviced in Mexico, Additionally, the decline was also due to the loss of one customer associated with the Dongguan China closure.

Revenue in the medical and safety sector decreased by $1.3 million year over year, due primarily to decreased volume from one customer offset by increased volume from another customer, both serviced in Mexico.

Revenue in the industrial IoT, power and clean technology sector increased by $6.9 million year over year, due primarily to increased volumes from one customer offset by decreased volumes from another customer, both serviced in Mexico.

Revenue in the semiconductors sector increased by $29.6 million year over year, due primarily to volume increases with three customers serviced in Mexico and one customer serviced in the U.S.

Revenue in the avionics, aerospace and defense sector increased by $12.6 million year over year, due primarily to increased volumes from two customers serviced in the U.S.

During fiscal year 2020, the Company recorded approximately $15.5 million of sales of raw materials inventory to customers, which carried limited margin, compared to $11.3 million in fiscal year 2019. The Company’s contract terms are structured such that it purchases raw materials based on a customer’s purchase orders. To the extent a customer subsequently requests that an order be changed, whether cancelled or pushing out the demand, the customer is contractually obligated to purchase the original on-order raw material at cost.

Due to changes in market conditions, the life cycle of products, the nature of specific programs and other factors, revenues from any particular customer typically vary from year to year. The Company’s ten largest customers represented 54.9% of revenue in fiscal year 2020, compared to 52.8% in fiscal year 2019. Revenue from our largest customer during fiscal year 2020 was $47.2 million, representing 12.2% of revenue. This compared to revenue from our largest customer during fiscal year 2019 of $47.7 million, representing 12.8% of revenue. No other customer represented more than 10% of revenue in either year.

In addition to tracking our revenues based on industry sector, the Company also monitors revenue (as well as associated segment contribution margin) based on the geographic location of our operations, which in 2020 included Mexico, China and the U.S. This is consistent with how we report our segmented information, as set out in Note 11 to our consolidated financial statements.

During fiscal year 2020, 62.0% of our revenue was attributable to our operations in Mexico, 37.8% in the U.S and 0.2% in China. During fiscal year 2019, 63.3% of our revenue was attributable to our operations in Mexico, 31.6% in the U.S. and 5.1% in China.

Gross Profit

Gross profit increased to $43.3 million in fiscal year 2020 from $37.0 million in fiscal year 2019. Gross profit percentage was 11.2% and 9.9% in fiscal year 2020 and fiscal year 2019. When excluding the impact of the unrealized foreign exchange gains on unsettled forward contracts, amortization of intangible assets and COVID- 19 related expenses, the Adjusted Gross Profit Percentage increased to 12.6% in fiscal year 2020 from 11.9% in the prior fiscal year. This was due primarily to incremental gross profit of $6.3 million due to the revenue increase, in addition to improved product mix and cost reductions, primarily related to headcount. For additional information and a reconciliation of Adjusted Gross Profit Percentage to the most directly comparable GAAP financial measure, which is gross profit percentage, see “Non-GAAP Financial Measures” below.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased to $29.6 million in fiscal year 2020 from $27.0 million in fiscal year 2019 primarily due to the increase of $1.0 million in merger and acquisition expenses related to the proposed Merger, increased variable compensation over the prior fiscal year and additional headcount. There was one more week of payroll compensation in fiscal year 2020 compared to fiscal year 2019.  Selling, general and administrative expenses as a percentage of revenue were 7.7% of revenue in fiscal year 2020 and 7.3% in fiscal year 2019.

Change in fair value of warrant liability

For the fiscal year ended January 3, 2021, the Company recorded a $0.9 million expense as a result of the valuation of the 651,949 outstanding warrants issued to TCW.  During the fourth quarter of fiscal year 2020, an additional 140,000 of warrants were issued to TCW in connection with and as part of the consideration paid by the Company for the TCW Amendment.  The fair value has been assessed at $4.96 per unit representing a fair value of $3.2 million as at January 3, 2021 which represented an increase in the stock price from the prior valuation assessment at December 29, 2019. For the fiscal year ended December 29, 2019 the Company recorded a $0.3 million gain as a result of the valuation of the 511,949 outstanding warrants issued to TCW.

Change in fair value of contingent consideration

During the first quarter of fiscal year 2019, the fair value of the contingent consideration liability that was payable to the former owners of MCA was determined to be $0.0 resulting in the recognition of a gain of $3.1 million. The contingent consideration liability was initially recognized at fair value in the fourth quarter of fiscal year 2018 and related to a contingent earn-out payment associated with the MCA Acquisition. The fair value estimate under purchase accounting of the $3.1 million was derived from a multiple of earnings based on MCA’s forecasted twelve-month earnings for the period ended March 31, 2019. Based on results, the contingent consideration liability was considered resolved and no longer payable as at March 31, 2019.

Restructuring Charges

During 2020, restructuring charges of $4.1 million were incurred.  Primarily, the charges related to the planned closure of the Zacatecas facility with charges incurred of $4.4 million, of which $3.1 million related severance charges impacting 857 FTEs in Zacatecas, in addition to charges of $1.3 million including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $0.4 million were incurred related to the reduction of 20 FTEs in the U.S.  This was offset by recoveries and reversals of existing provisions of $0.7 million related to the closure of the Dongguan facility.  During 2019, restructuring charges of $5.0 million were incurred related to the closure of the Dongguan facility related to the reduction of 137 FTEs in China, including ongoing administrative staff charges to close the facility and certain provisions on property, plant and equipment, accounts receivable and inventory. In addition, restructuring charges of $3.0 million were incurred related to the reduction of 47 FTEs in U.S., 8 FTEs in Canada and 630 FTEs and contract employees in Mexico.

Interest Expense

Interest expense decreased to $8.0 million in 2020 compared to $10.6 million in 2019. The decrease primarily resulted from the pay down of the Term Loan B Facility in fiscal year 2019 in addition to lower average debt balance in 2020 compared to fiscal year 2019.  The weighted average interest rates with respect to the debt on our Credit Facilities was 7.2%. The weighted average interest rates for the same period in the prior year was 11.2%. due to higher interest rates incurred on the term loan facility B as well as reductions in interest rates.

Income Tax Expense

The net tax expense for 2020 of $1.2 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense of $1.2 million was partially offset by $0.03 million in deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.  The net tax expense for 2019 of $0.8 million related to taxes incurred in Mexico due to profits in that jurisdiction in addition to minimum taxes and state taxes in the U.S. The current income tax expense of $0.9 million was partially offset by $0.1 million in deferred tax recovery recorded related to temporary differences on assets and liabilities in Mexico, which have resulted in an increase to the corresponding deferred tax asset.

Net Loss

Net loss decreased to $0.6 million in fiscal year 2020 from a net loss $6.0 million in 2019. This was due primarily to the increased revenue in 2020 and corresponding gross margin improvement, in addition to a decrease in restructuring expenses of $3.8 million, partially offset by incremental COVID-19 related expenditures of $3.9 million. Adjusted Net Income increased $5.0 million in 2020 compared to 2019.  For additional information and a reconciliation of Adjusted Net Income to the most directly comparable GAAP financial measure, which is net loss, see “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted Gross Profit, Adjusted Gross Profit Percentage, EBITDA, Adjusted EBITDA, Adjusted EBITDA Percentage and Adjusted Net Income (collectively the “Non-GAAP Financial Measures”). We believe that these Non-GAAP Financial Measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results. The Company’s management believes that adjusting for these items allows for a better comparison of the Company’s performance to prior periods, which is also consistent with our recent amendments to the financial covenants in our financing agreements. These non-GAAP financial measures are used by the Company’s management to manage and monitor the Company’s performance, and also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by any items adjusted for in these non-GAAP measures. In evaluating these non-GAAP financial measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of those adjusted in this presentation. The Non-GAAP Financial Measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.

Adjusted Net Income Reconciliation:

Adjusted Net Income, a non-GAAP financial measure, is defined as net loss before amortization of intangible assets, restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment of contingent consideration, merger and acquisition related expenses, COVID-19 related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts.

Below is the reconciliation of Adjusted Net Income to net loss, which is the most directly comparable GAAP financial measure (in thousands):

	Fiscal Year ended January 3, 2021	Year ended December 29, 2019
Net loss	$(581)	$(5,995)
Add:
Amortization of intangible assets	3,046	7,188
Restructuring charges	4,125	7,955
Stock based compensation	761	775
Fair value adjustment of warrant liability	852	(279)
Fair value adjustment of contingent consideration	—	(3,050)
Merger and acquisition related expenses	1,340	286
COVID-19 related expenses (1)	3,457	—
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(1,055)	—
Adjusted Net Income	$11,945	$6,880

(1) Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Adjusted Gross Profit and Adjusted Gross Profit Percentage Reconciliation

Adjusted Gross Profit, a non-GAAP financial measure, is defined as gross profit exclusive of amortization of intangible assets, unrealized foreign exchange gains or losses on unsettled forward foreign exchange contracts and COVID-19 related expenses. Adjusted Gross Profit Percentage, a non-GAAP financial measure, is defined as Adjusted Gross Profit divided by revenue.

Below is the reconciliation of Adjusted Gross Profit and Adjusted Gross Profit Percentage to gross profit and gross profit margin, respectively, which are the most directly comparable GAAP financial measures (in thousands):

	Fiscal Year ended January 3, 2021	Fiscal Year ended December 29, 2019
Gross profit	$43,273	$37,021
Add (deduct):
Amortization of intangible assets	3,046	7,188
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(1,055)	—
COVID-19 related expenses (1)	3,457	—
Adjusted Gross Profit	$48,721	$44,209
Adjusted Gross Profit Percentage	12.6%	11.9%

(1) Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

The Company has used forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted Mexican peso expenditures. These contracts are effective as hedges from an economic perspective, but do not meet the requirements for hedge accounting under ASC Topic 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these contracts are recognized in earnings in the consolidated statement of operations and comprehensive loss.  Included in cost of sales in 2020 was a realized gain of $0.6 million and in fiscal 2019 a realized loss of $0.1 million. In 2020, as a result of revaluing the outstanding forward contracts to fair value, an unrealized gain of $1.1 million was recorded compared to an unrealized gain of $0.0 million in 2019, which was included in cost of sales.

	January 3, 2021	December 29, 2019
Average USD:PESO contract rate	25.20	—
Average USD:PESO mark-to-market rate	20.10	—

EBITDA, Adjusted EBITDA and Adjusted EBITDA Percentage Reconciliation

EBITDA and Adjusted EBITDA, non-GAAP financial measures, are defined as earnings before interest expense, income tax expense (recovery), depreciation and amortization, with Adjusted EBITDA also excluding restructuring charges, stock-based compensation, fair value adjustment of warrant liability, fair value adjustment to contingent consideration, merger and acquisition related expenses, COVID-19 related expenses and unrealized foreign exchange gains and losses on unsettled forward foreign exchange contracts. Adjusted EBITDA Percentage is defined as Adjusted EBITDA as a percentage of revenue.

Below is the reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Percentage to the most directly comparable GAAP financial measures, which are net loss, net loss and net loss margin, respectively (in thousands):

	Year ended January 3, 2021	Year ended December 29, 2019
Net loss	$(581)	$(5,995)
Reconciling items:
Depreciation of property, plant and equipment	6,168	6,548
Amortization of intangible assets	3,046	7,188
Interest	8,049	10,562
Income tax expense	1,226	788
EBITDA	$17,908	$19,091
Additional reconciling items:
Restructuring charges	4,125	7,955
Stock-based compensation	761	776
Fair value adjustment of warrant liability	852	(279)
Merger and acquisition related expenses	1,340	286
Fair value adjustment of contingent consideration	—	(3,050)
Unrealized foreign exchange gain on unsettled forward foreign exchange contracts	(1,055)	—
COVID-19 related expenses (1)	3,457	—
Adjusted EBITDA	$27,388	$24,779
Adjusted EBITDA Percentage	7.1%	6.7%

(1) Includes costs attributable to the COVID-19 pandemic, including retention of temporary replacement labor, additional sanitation, cleaning and disinfection of facilities, personal protective equipment and related supplies, costs associated with facilitating social distancing and logistics costs associated with expediting inventory purchases from existing and new sources.

Off-Balance Sheet Arrangements

As of January 3, 2021 and December 29, 2019, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Liquidity and Capital Resources

As at January 3, 2021, the Company’s liquidity was comprised of $0.6 million of cash on hand and $28.4 million of funds available to borrow under the PNC Facility, which matures on November 8, 2023. The Company funds its operations by regularly utilizing its PNC Facility (refer to Note 5 of the consolidated financial statements included in Part IV of this Form 10-K). The Company manages its capital requirements through budgeting and forecasting processes while monitoring for compliance with bank covenants. Funds available under the PNC Facility are managed on a weekly basis based on the cash flow requirements of the various operating segments. Cash flows generated from operations are immediately applied towards paying down the PNC Facility.

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

The following table summarizes cash flow changes for the following periods (in millions):

	Year ended January 3, 2021	Year ended December 29, 2019
Cash provided by (used in):
Operating activities	$5.0	$5.7
Financing activities	(3.7)	(2.0)
Investing activities	(2.1)	(3.9)
Decrease in cash	(0.8)	(0.2)
Cash, beginning of year	1.4	1.6
Cash, end of the year	$0.6	$1.4

2020

Net cash provided by operating activities for fiscal year 2020 was $5.0 million. This was mainly driven by the change in non-cash items. Significant non-cash charges included $6.2 million of depreciation of property, plant and equipment, $3.0 million of intangible asset amortization and $1.2 million in amortization of deferred financing fees.  This was partially offset by the loss on the warrant revaluation of $0.9 million. Non-cash items were partially offset with changes in working capital.  Primarily the $13.1 million increase in the unbilled contract asset due to incremental increase in inventory year over year partially offset by increased accrued liabilities, due in large part to deferred revenue in addition to an increased restructuring charges.  Accounts receivable days outstanding was 61 days in 2020 and 2019. Accounts payable days outstanding was 72 days in 2020 and 2019. Inventory turnover was 4.0 times or 91 days in 2020 compared to 4.3 times or 85 days in 2019.

Net cash used from financing activities during 2020 was $3.7 million.  The Company paid down its long-term debt in the amount of $1.6 million and $23.3 million, respectively in 2020 and 2019.  During 2019, $14.0 million was raised via a rights offering and a registered direct offering, and utilized to pay down the Term Loan B Facility in fiscal year 2019.  Principal repayments on finance lease obligations were $1.5 million in fiscal year 2020 compared to $1.6 million in fiscal year 2019.

Cash used in investing activities for fiscal year 2020 of $2.1 million in fiscal year 2020 compared to $3.9 million in fiscal year 2019, related to capital asset purchases.

2019

Net cash provided by operating activities for 2019 was $5.7 million. This was mainly driven by net collections of accounts receivable of $3.1 million, reduced inventory balances compared to the prior year end of $5.4 million, partially offset by increased payments in accounts payable and accrued liabilities of $2.6 million and $2.5 million respectively.  Significant non-cash charges included in the net loss from operations when added back contributed to the cash flow from operations, which pertained to $7.2 million of intangible asset amortization, $6.5 million of depreciation of property, plant and equipment and $1.6 million in amortization of deferred financing fees partially offset by the add back of the gain on the contingent consideration of $3.1 million. Accounts receivable days reduced to 61 days in 2019 from 64 days in 2018 due to improved collections. Accounts payable days outstanding for 2019 decreased to 72 days versus 91 days for 2018, due to timing of payments. Inventory turnover was 4.3 times or 85 days in 2019 compared to 4.0 times or 91 days in 2018.

Net cash used from financing activities during 2019 was $2.0 million. During 2019, the Company generated net cash of $14.0 million from issuance of common stock through the Rights Offering. The Company received net advances from the PNC Facility of $9.7 million compared to $12.8 million for 2018. The Company paid down its long-term debt in the amount of $23.3 million and $8.0 million, respectively in 2019 and 2018. Principal repayments on finance lease obligations were $1.6 million in 2019 compared to $0.5 million in prior year.

Cash used in investing activities for 2019 of $3.9 million in 2019 compared to $72.0 million in 2018 due to the acquisition of MCA in 2018 of $67.6 million and capital expenditures of $4.4 million.

Credit Facilities

The Company borrows money under the PNC Facility. The PNC Facility matures on November 8, 2023. Borrowings made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under the Financing Agreement, which governs a term loan A facility (“Term A Loan Facility), and previously governed a term loan B facility (the “Term Loan B Facility”) until it was repaid in full on July 3, 2019 with a portion of the proceeds from the Offerings. The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bore interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurs after the November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurred after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

On March 29, 2019, the Company and certain of its subsidiaries entered into that certain Amendment No. 1 to Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 1”) and that certain Amendment No. 1. to the Financing Agreement (the “TCW Amendment No. 1”).  The PNC Amendment No. 1 and TCW Amendment No. 1 amends the required senior leverage ratio initially set forth in the PNC Agreement and Financing Agreement by increasing the senior debt leverage ratio from “3.50x” to “3.75x” for the first quarter of 2019.

On July 3, 2019, the Company and certain of its subsidiaries entered into that certain Amendment No. 2 to the Financing Agreement (the “TCW Amendment No. 2”).  The TCW Amendment No. 2, among other things, provides that the net cash proceeds received by the loan parties from the Company’s (i) offering of subscription rights to the Company’s stockholders and holders of the Company’s outstanding warrants that closed in June 2019, and (ii) registered direct offering of shares of the Company’s common stock directly to certain investors that closed in June 2019, shall be applied (a) first, to the Company’s term loan B facility (and the accrued and unpaid interest thereon) until paid in full in the aggregate amount of $12.0 million, and (b) second, for working capital and general corporate purposes.

On August 8, 2019, the Company and certain of its subsidiaries entered into the second Amendment to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 2”) and the third Amendment to the Financing Agreement (the “TCW Amendment No. 3”). The PNC Amendment No. 2, among other things, (i) increased the total amount available for borrowings under the PNC Facility to $65 million, (ii) provided for borrowings of up to $15 million on assets located in Mexico, (iii) provided that borrowings under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, (iv) reset the financial covenants, and (v) permitted the pay down of the Term A Loan Facility by up to $10 million. The TCW Amendment No. 3, among other things, (i) provided for a $20 million increase in the total amount available for borrowings under the PNC Facility, (ii) provided for the pay down of the Term A Loan Facility by up to $10 million, (iii) provided that the interest rate for borrowings under the Financing Agreement was reset to LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement will thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%, (iv) deleted the senior leverage ratio covenant, (v) amended the total leverage ratio covenant, including the definition of total leverage ratio, to increase the maximum total leverage on a quarterly basis beginning with the fiscal quarter ended September 30, 2019, (vi) amended the fixed charge coverage ratio covenant to decrease the minimum fixed charge coverage ratio on a quarterly basis beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2021 and (vii) reset the call protection on the Term Loan A Facility.

On September 27, 2019, the Company and certain of its subsidiaries entered into the third Amendment to the Amended and Restated Revolving Credit and Security Agreement (the “PNC Amendment No. 3”) and the fourth Amendment to the Financing Agreement (the “TCW Amendment No. 4”). The PNC Amendment No. 3, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the Company’s previously announced closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2.3 million, (b) with respect to write-offs of accounts receivable, $1.6 million, and (c) with respect to write-offs of Inventory (as defined in the Amended and Restated Revolving Credit and Security Agreement), $1.6 million, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Amended and Restated Revolving Credit and Security Agreement) to or in SMTC Electronics Dongguan Company Limited, a limited liability company organized under the laws of China (“SMTC Dongguan”), solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the PNC Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2.3 million during the term of the Amended and Restated Revolving Credit and Security Agreement, (c) the Borrowers (as defined in the Amended and Restated Revolving Credit and Security Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash. The TCW Amendment No. 4, among other things, amended the (i) definition of “Consolidated EBITDA” by permitting an addback for restructuring and transition costs and charges incurred on or before December 31, 2020 in connection with the closure of business operations in Dongguan, China, subject to certain exceptions, not to exceed (a) with respect to cash restructuring costs, $2.3 million, (b) with respect to write-offs of accounts receivable, $1.6 million, and (c) with respect to write-offs of Inventory (as defined in the Financing Agreement), $1.6 million, (ii) definition of “Permitted Intercompany Investments” by permitting certain investments by a Domestic Loan Party (as defined in the Financing Agreement) to or in SMTC Dongguan solely to facilitate the closure of business operations in Dongguan, China, so long as, among other things, (a) such Investments (as defined in the Financing Agreement) are made prior to March 31, 2020, (b) the aggregate amount of all such Investments does not exceed $2.3 million during the term of the Financing Agreement and (c) the Borrowers (as defined in the Financing Agreement) maintain certain minimum liquidity requirements and (iii) negative covenant regarding excess cash.

On June 26, 2020, the Company, entered into the Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 4”) and the Fifth Amendment to the Financing Agreement (“TCW Amendment No. 5”).  PNC Amendment No. 4, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, (a) $200,000 for the fiscal quarter ended March 31, 2020, and (b) $1.0 million for the fiscal quarter ended June 30, 2020, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed (a) $844,000 with respect to employees at the Zacatecas, Mexico facility and (b) $156,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  PNC Amendment No. 4 also amended the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the amended and restated revolving credit and security agreement) pursuant to financing provided by Mazuma Capital Corp for any fixed or tangible assets acquired prior to the June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the amended and restated revolving credit and security agreement) permitted under the amended and restated revolving credit and security agreement to $3.75 million. In connection with PNC Amendment No. 4, the Company paid PNC an amendment fee of $50,000. TCW Amendment No. 5, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed (a) $200,000 for the fiscal quarter ended March 31, 2020, and (b)

$1.0 million for the fiscal quarter ended June 30, 2020, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed (a) $844,000 with respect to employees at the Zacatecas, Mexico facility and (b) $156,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  TCW Amendment No. 5 also amended the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the financing agreement) pursuant to financing provided by Mazuma Capital Corp for any fixed or tangible assets acquired prior to June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the financing agreement) permitted under the financing agreement to $3.75 million. In connection with the TCW Amendment, the Company paid TCW an amendment fee of $75,000.

On September 25, 2020, the Company, entered into the Fifth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 5”) and the Sixth Amendment to the Financing Agreement (“TCW Amendment No. 6”).  PNC Amendment No. 5, among other things, (i) amended the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed an additional $1.5 million for the fiscal quarter ended September 27, 2020, and (ii) provides for borrowings of up to $2.0 million on certain consigned assets.  TCW Amendment No. 6, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed an additional $1.5 million for the fiscal quarter ended September 27, 2020.

On December 28, 2020, the Company, entered into the Sixth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 6”), and the seventh Amendment to the Financing Agreement (the “TCW Amendment No. 7”).  PNC Amendment No. 6, among other things: (i) amended the definition of “Consolidated EBITDA” by permitting addbacks with respect to the Company’s Zacatecas, Mexico facility for (A) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions in an amount not to exceed an additional $1.0 million for the period from June 1, 2020 through and including July 31, 2020, (B) cash severance and other facility closure and relocation costs in an amount not to exceed an additional $4.0 million from December 28, 2020 and ending on June 30, 2021, and (C) write-offs of accounts receivable, inventory and fixed assets in an amount not to exceed an additional $1.5 million from December 28, 2020 and ending on June 30, 2021; and (ii) revises the required liquidity covenants from the period beginning on December 28, 2020 and ending on the later to occur of June 30, 2021 or the permanent closure of the Company’s Zacatecas, Mexico facility.  TCW Amendment No. 7, among other things: (i) amends the definition of “Consolidated EBITDA” by permitting addbacks with respect to the Company’s Zacatecas, Mexico facility for (A) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions in an amount not to exceed an additional $1.0 million for the period from June 1, 2020 through and including July 31, 2020, (B) cash severance and other facility closure and relocation costs in an amount not to exceed an additional $4.0 million from December 28, 2020 and ending on June 30, 2021, and (C) write-offs of accounts receivable, inventory and fixed assets in an amount not to exceed an additional $1.5 million from December 28, 2020 and ending on June 30, 2021, (ii) prohibits the Liquidity (as defined in TCW Amendment No. 7) of the Company and its subsidiaries from being less than $7.5 million during the period beginning on December 28, 2020 and ending on the later to occur of June 30, 2021 or the permanent closure of the Company’s Zacatecas, Mexico facility; and (iii) amends the total debt leverage ratios (iv) permits add back of certain expenditures related to COVID-19 pandemic; and (v) provides for the issuance to each other loan party that is a party to the financing agreement and each financial institution that is a party to the financing agreement (collectively, the TCW Lender”) or their designees of the Warrants (as defined below).

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayments under the Credit Facilities are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities. The Company was in compliance with the financial covenants included in the Credit Facilities as at January 3, 2021. Management projects compliance with the financial covenants included in the Credit Facilities.

Subscription Agreement and Warrants

In connection with and as part of the consideration paid by the Company for TCW Amendment No.7, on December 28, 2020, the Company entered into the Seventh Amendment Subscription Agreement (the “Subscription Agreement”) with certain of the TCW Lenders, relating to the issuance and sale by the Company of warrants (the “Warrants”) to purchase an aggregate of 140,000 shares of the Company’s common stock (the “Warrant Shares”). The Warrants were exercisable beginning on the date of original issuance at a nominal exercise price of $0.01 per share, subject to adjustment as provided therein, and expire 84 months after the date of issuance. The Warrants also provide for an adjustment in the number of shares of the Company’s common stock underlying the Warrants if the Company, subject to certain exceptions, issues, or is deemed to have issued, shares of the Company’s common stock at a price that is less than the fair market value of the Company’s common stock at the time of such issuance or deemed issuance.

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

Accounting changes and recent accounting pronouncements

Recently adopted Accounting Pronouncements

In August 2018, the FASB published ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment includes the removal, modification and addition of disclosure requirements under Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of the adoption of the standard had no impact on the consolidated financial statements.

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

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact of this accounting standard.  However, it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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

Deferred Tax Asset Valuation Allowance

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Guidance under ASC 740 states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years in the jurisdictions to which the deferred tax assets relate. Management reassessed its historical cumulative earnings in recent years, in addition to its expectation of earnings in future years.  As a result of the reassessment performed, a full valuation allowance related to the deferred tax assets arising in Canada, United States and Asia is appropriate. There is no valuation allowance related to deferred tax assets in Mexico.

The percentage of completion of unbilled contract asset

The Company recognizes revenue for custom manufacturing services over time as products are manufactured, and corresponding unbilled contract assets relating to the work-in-progress (WIP) and finished goods inventory. Management is required to use significant judgment to estimate the percentage of completion of its unbilled contract assets relating to WIP inventory using manufacturing inputs to determine the portion of the performance obligation that has been satisfied. If assumptions change related to the manufacturing inputs utilized to estimate the percentage of completion, this could have a material impact on unbilled contract asset relating to WIP inventory, revenue and corresponding margin recognized.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company assigns its goodwill to the reporting units (or groups of reporting units that have similar economic characteristics) that are expected to benefit from the synergies of the business combination and at least on an annual basis at the end of the fourth quarter, performs a qualitative assessment of its reporting units goodwill and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level (or group of reporting units) by comparing the reporting unit’s (or group of reporting units) carrying amount, including goodwill, to the fair value of the reporting unit (or group of reporting units). The fair value of the reporting unit (or group of reporting units) is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit (or group of reporting units) exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit (or group of reporting units) to the total fair value of the reporting unit (or group of reporting units). Any impairment loss is expensed in the consolidated statement of operations and comprehensive loss and is not reversed if the fair value subsequently increases. Based on the qualitative assessment performed, goodwill was not tested for impairment in the years ended January 31, 2021 and December 29, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows money under the PNC Facility. The PNC Facility matures on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate approximates U.S. prime rate.

The Company also borrows money under the Financing Agreement. The Term Loan A Facility matures on November 8, 2023. The Term Loan A Facility bore interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%.

The following table highlights the impact of a hypothetical 10% change in interest rates on our reported earnings:

10% increase in interest rate (millions)	$0.5
10% decrease in interest rate (millions)	$(0.5)

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

The following table highlights the impact of a hypothetical 10% change in exchange rates on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (millions)	$2.4
10% decrease in both the CAD and PESO foreign exchange rates (millions)	$(2.9)

The following table presents a summary of the outstanding foreign currency forward exchange contracts as at January 3, 2021:

Currency Buy/Sell Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso Buy MXN 105,000	$11,591

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

While we continue to communicate with our customers and monitor cash collections, market conditions, including as a result of the COVID-19 outbreak, may negatively impact our customers’ ability to pay.  We do not currently foresee a material impact in the short term based on our customers’ payment patterns, however if a number of our customers reduce or temporarily cease payments to us, this would present a risk and any charges could have a material impact on our financial performance.

We believe our procedures in place to mitigate customer credit risk and the respective allowance for doubtful accounts are adequate.  The Company takes measures to reduce credit risk, these charges can have a material impact on our financial performance.

There is limited risk of financial loss of defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at January 3, 2021.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of finance lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at January 3, 2021, the Company’s liquidity was comprised of $0.6 million in cash on hand and $28.4 million of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which has a maximum credit limit of $65.0 million is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender, and is currently limited to $28.4 million.

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

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments are comprised of the following:

	As at January 3, 2021		As at December 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$600	$600	$1,368	$1,368
Level 2
Derivative assets	1,055	1,055	—	—
Revolving credit facility	34,694	34,694	34,701	34,701
Current and long term debt	33,430	37,188	35,000	38,750
Warrant liability	3,233	3,233	1,730	1,730

Item 8.	Financial Statements and Supplementary Data

The information called for by this item is indexed on page F-1 of this Report and is contained on pages F-2 through F-34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of January 3, 2021.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of January 3, 2021.

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

Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management has concluded that, as at January 3, 2021, the Company’s internal control over financial reporting were effective.

This Form 10-K includes an attestation report from the Company’s independent registered public accounting firm on the effectiveness of internal control controls over financial reporting as of January 3, 2021.

Closure of 2019 Material Weakness

As disclosed in Part II, Item 9A of this Form 10-K, during the fourth quarter of the fiscal year ended December 29, 2019, (“2019 Annual Report”), in 2019, management had identified that its information technology general controls (ITGCs) in the areas of user access and program change-management over the information technology (IT) systems that support the Company’s financial reporting processes were ineffective. As a result our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Based on this, management had concluded that there was a material weakness in respect of its controls and procedures relating to its ITGCs. During 2020, management implemented a remediation plan to address the material weakness and undertook the following actions to remediate the material weakness:

●Hired a Vice President of Information Technology and an IT SOX Consultant;

●Deployed additional training programs for IT employees;

●Performed a thorough review of the design of all IT controls with focus on those controls associated with the material weakness;

●Implemented a software platform to manage changes to in-scope systems; and

●Implemented a software platform to manage the Company’s overall internal controls / SOX program.

As a result of these actions, management has determined that the material weakness related to ITGCs has been remediated, and has concluded that, as at January 3, 2021, the Company’s internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

As of January 3, 2021, with the exception of the remediation of the material weakness described herein, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 17, 2021, are as follows:

Name	Age	Office/Title
Clarke H. Bailey	66	Chair of the Board of Directors
David Sandberg	48	Director
Frederick Wasserman	66	Director
J. Randall Waterfield	47	Director
Edward Smith	58	President, Chief Executive Officer, and Director
Richard Fitzgerald	53	Chief Operating Officer
Steve Waszak	63	Chief Financial Officer

Clarke H. Bailey joined our Board in June 2011. Mr. Bailey served as executive chairman (“Executive Chairman”) and interim Chief Financial Officer (“CFO”) of our Company from May 2013 to April 2014. Mr. Bailey was the Chairman and Chief Executive Officer (“CEO”) of EDCI Holdings, Inc., a holding company, a position held from 2009 to 2020. He serves as a director of Iron Mountain Incorporated where he has served since 1998 and is currently Chairman of its risk and safety committee. Previously, Mr. Bailey served as the Chairman and CEO of Arcus, Inc. until 1998 and as managing director and head of the Principal Investment Group at Oppenheimer & Co. until 1990. Mr. Bailey has also previously served as a director on four (4) other public company boards, five (5) private company boards, and three (3) non-profit boards of trustees. Our Board believes that his significant experience in manufacturing, finance, and M&A, and serving as a CEO and on both public and private boards, make him well-qualified to serve as a director.

David Sandberg joined our Board in April 2009. Mr. Sandberg is the managing member of Red Oak Partners, LLC, which he founded in March 2003.  Previously, Mr. Sandberg co-managed JH Whitney & Co’s Green River Fund, where he was employed from 1998 to 2002. Mr. Sandberg serves as the chairman of the board of directors of Cord Blood America, Inc., a public company.  He also serves as a director of WTI Holdings, LLC, and WO Partners, LLC, both are private companies. Mr. Sandberg has previously served as a director of the public companies Asure Software, Inc., EDCI, Inc., RF Industries, Ltd., Issuer Direct Corp., and Planar Systems, Inc., and as a director of private company Kensington Vanguard, LLC. Mr. Sandberg has experience serving as a member of and as chairman of each of the audit, compensation, nominating and governance, and strategic committees for public companies. He received a B.A. in Economics and a B.S. in Industrial Management from Carnegie Mellon University in 1994. Red Oak Partners, LLC is the largest Stockholder of our Company. Our Board believes that Mr. Sandberg’s experience serving as director on other public companies, as well as his experience in finance and public company capital market transactions, make him well-qualified to serve as a director.

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

Steve Waszak joined our Company in March 2018. He currently serves as CFO and Senior Vice President of Mergers and Acquisitions.  With more than twenty-five (25) years of experience in corporate finance and strategic development roles focusing on transformative change, Mr. Waszak has led teams through multiple merger and acquisitions transactions exceeding $1 billion in value. Prior to joining our Company, he was CFO and Manager at Connected-Holdings, LLC, a vertically -integrated, Internet of Things “IoT” intelligent services provider. From 2009 to 2014, Mr. Waszak served as CEO and President of BTI Systems, a developer of optical networks and innovative data-center interconnect solutions for smart-cloud providers. Mr. Waszak’s C-Suite experience also includes serving as COO/CFO at Zetera Corporation (from 2006 to 2008 – IP sold to Intellectual Ventures)and at SONOMA Systems, which was acquired by Nortel Networks. Following the acquisition of Internet Photonics (a Bell Labs spin-out), where he held the position of CFO/COO, Mr. Waszak served as Vice President of Global Sales Operation for Ciena Corporation (NYSE: CIEN). He has also served on the board of directors of private entities and publicly -traded companies, including SMTEK International (NASDAQ: SMTK).

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

The number of authorized directors on our Board is currently fixed at five (5). Our directors are elected on an annual basis. Our Board is currently composed of the following directors: Clarke H. Bailey, David Sandberg, Frederick Wasserman, J. Randall Waterfield, and Edward Smith, whose terms will expire upon the election and qualification of directors at our 2021 Annual Meeting of Stockholders.

During fiscal year 2020, the Board held fourteen (14) meetings, including regularly scheduled and special meetings. During fiscal year 2020, each director attended more than seventy-five percent (75%) of the aggregate of the: (i) total number of meetings of the Board and (ii) committees on which he served. The Company does not have a formal written policy specifying whether directors must attend stockholder meetings, however to the extent reasonably practicable, Board members are encouraged to attend stockholder meetings in person or telephonically. The entire Board attended our 2020 Annual Meeting of Stockholders.

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

It is the role of the Nominating and Governance Committee to recommend to the Board candidates to serve on the committees. The Board elects committee members and they serve until their successors are elected and qualified or until their earlier death, retirement, resignation or removal. The following were the standing committees of the Board for fiscal year 2020 and the number of meetings each committee held during that period:

Committees	Number of Meetings	Members
Audit Committee	5	Frederick Wasserman (Chair), David Sandberg, J. Randall Waterfield

Compensation and Management Development Committee	5	Clarke H. Bailey (Chair), Frederick Wasserman, David Sandberg

Nominating and Governance Committee	1	David Sandberg (Chair), J. Randall Waterfield, Clarke H. Bailey

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

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling its responsibility to stockholders, potential stockholders, and the investment community in monitoring the Company’s accounting and reporting practices, cybersecurity systems, systems of internal accounting and financial controls, the Company’s compliance with legal and regulatory requirements related to financial reporting, the qualifications and independence of the Company’s independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm, and the quality and integrity of the Company’s financial reports. The Audit Committee has the sole authority to retain and terminate the independent registered public accounting firm and is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm. The independent registered public accounting firm reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent registered public accounting firm the annual audited and unaudited quarterly financial statements, the disclosures in the Company’s annual and quarterly reports filed with the SEC, critical accounting policies and practices used by the Company, the Company’s internal control over financial reporting, and the Company’s major financial risk exposures.

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

During 2020, the Compensation and Management Development Committee did not utilize the services of a compensation consultant.

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

Code of Ethics

The Board has adopted a Code of Ethics and Conduct, which is available on the Company’s website at www.smtc.com or in print without charge to any person who requests such document in writing. Any such request should be made to the Company at 425 North Drive Melbourne, Florida 32934 Attn: Chief Financial Officer. The Company intends to post any amendment to or waiver from the Code of Ethics and Conduct that requires disclosure under the SEC rules on its website.

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

Item 11.Executive Compensation

Director Compensation

The Chairman and Independent Directors earn $80,000 and $40,000 respectively, per year for serving on the Board. The Chair of the Audit Committee earns an additional annual cash retainer of $10,000, the Chair of the Compensation and Management Development Committee earns an additional annual cash retainer of $7,000 and the Chair of the Nominating and Governance Committee earns an additional annual retainer of $3,000. The Chair of the Board of Directors may be awarded additional cash and equity compensation if circumstances warrant at the discretion of the Board. Annual equity compensation is also granted to our Independent Directors, with an aggregate grant date value of $25,000, which is issued in the form of either stock options, restricted stock units (“RSUs”) or restricted stock awards (“RSAs”). Annual equity compensation is also provided to the Chair of the Board of Directors with an aggregate grant date value of $55,000, which is issued in the form of either stock options, RSUs or RSAs. We do not compensate Mr. Smith, our President and Chief Executive Officer, for his service on our Board.

The following tables outline the compensation to the Board of Directors for the period ended January 3, 2021:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Total Compensation ($)
Clarke Bailey	87,000	—	87,000
David Sandberg	43,000	—	43,000
J. Randall Waterfield	40,000	—	40,000
Frederick Wasserman	50,000	—	50,000

(a)	No stock awards were issued to the directors in fiscal 2020

Executive Officer Compensation

The Summary Compensation Table below provides information concerning the compensation of our named executive officers.  During our 2020 annual meeting, our stockholders, representing approximately 96% of the shares of common stock cast at our Annual Meeting approved of the compensation of our named executive officers, which we described in our 2020 proxy statement, on an advisory non-binding basis. Our Compensation and Management Development Committee considered the results of that non-binding vote when reviewing our compensation policies and practices for 2020. Compensation to our named executive officers generally consists of base salary, annual incentive bonus opportunities and equity awards. In the “Salary” column, we disclose the base salary paid to each of our named executive officers. Salaries are paid in U.S. dollars unless otherwise noted, consistent with the terms of any applicable employment agreements.

In the “Option Awards” column, we disclose the aggregate grant date fair value of option awards granted and in the “Stock Awards” column, we disclose the aggregate grant date fair value of RSU awarded in the fiscal year, computed in accordance with ASC 718 without reduction for assumed forfeitures. The ASC 718 fair value of our stock options and RSUs are calculated based on assumptions summarized in Note 7 to our audited consolidated financial statements for the fiscal year ended January 3, 2021, and for which we recognize expense ratably over the vesting period.

In the “Bonus” column, we disclose the amount earned as a performance based bonus for that particular fiscal year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(b)	Total ($)
Edward Smith	2020	350,000	115,000	—	—	465,000
President and CEO	2019	350,000	—	87,250	236,667	673,917
Steve Waszak	2020	296,175	110,000	—	—	406,175
CFO	2019	296,175	—	87,250	189,333	572,758
Richard Fitzgerald (c)	2020	323,100	104,000	—	—	427,100
COO	2019	323,100	—	87,250	189,333	599,683

(a)

Amount disclosed for fiscal 2020 represents the discretionary bonus earned by the officers as approved by the Board of Directors in addition to bonus earned from the short term incentive plan. No bonuses were approved in fiscal 2019.

(b)

The amounts disclosed in these columns represent the aggregate grant date fair value of RSUs or option awards, as applicable, granted during the fiscal year computed in accordance with ASC 718. The fair values of these RSUs were calculated based on assumptions summarized in Note 7 to our audited consolidated financial statements for the fiscal year ended January 3, 2021, included in this Form 10-K.

(i)

Mr. Smith was granted 250,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Cox, Ross, and Rubenstein binomial model (“Binomial Model”). Mr. Smith was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.  No new stock awards were issued to Mr. Smith during the fiscal year ended January 3, 2021.

(ii)

Mr. Fitzgerald was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Binomial Model. Mr. Fitzgerald was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.  No new stock awards were issued to Mr. Fitzgerald during the fiscal year ended January 3, 2021.

(iii)

Mr. Waszak was granted 200,000 stock options on May 13, 2019 with a strike price of $3.67 which will vest at 33% of the covered shares upon the Company’s average closing share price being above each of $7.00, $8.00 and $9.00 for a ninety (90)-day period. The stock options grant date fair value was $0.95 per share and was calculated using the Binomial Model. Mr. Waszak was granted 25,000 fully vested RSUs on August 13, 2019, with a grant date fair value of $87,250.  No new stock awards were issued to Mr. Waszak during the fiscal year ended January 3, 2021.

(c)

On November 4, 2020, On November 4, 2020, we announced that Mr. Fitzgerald had decided for personal reasons to pursue other opportunities. On January 3, 2021, we and Mr. Fitzgerald entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Fitzgerald’s employment is expected to terminate effective March 31, 2021, as discussed in more detail in “—Agreements with Executive Officers.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding unexercised stock options and outstanding RSUs for each named executive officer outstanding as at January 3, 2021.

		Option Awards
Name	Award Description	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Edward Smith (a)	Stock Options	221,616	268,742	1.23	5/15/2027
	Stock Options	—	250,000	3.67	5/13/2029
Steve Waszak (b)	Stock Options	201,558	134,371	2.07	3/12/2028
	Stock Options	—	200,000	3.67	5/13/2029
Richard Fitzgerald (c)	Stock Options	—	134,371	1.26	6/5/2027
	Stock Options	—	200,000	3.67	5/13/2029

(a)

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

(b)

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

On November 4, 2020, the Company announced that Richard J. Fitzgerald, Chief Operating Officer, has decided for personal reasons to pursue other opportunities. On January 3, 2021, the Company and Mr. Fitzgerald entered into a Separation Agreement, pursuant to which Mr. Fitzgerald’s employment will terminate effective March 31, 2021, unless earlier terminated in accordance with its terms or extended at the discretion of the Chief Executive Officer in the event certain operational projects are not substantially completed by that date. The Separation Agreement provides that Mr. Fitzgerald will (i) receive severance in the amount of $323,100, payable beginning on his termination date, (ii) refrain from competing in the Company’s industry or soliciting the Company’s employees for a period of 12 months following his termination date, (iii) refrain from soliciting the Company’s customers for a period of 24 months following his termination date, and (vi) release any claims against the Company or its affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2021, the number of shares beneficially owned and the percentage ownership for: (a) each person who is known by us to own beneficially more than five percent (5%) of our outstanding shares of common stock; (b) each named executive officer; (c) each current director and director nominees; and (d) all executive officers and current directors and director nominees as a group.

As of March 17, 2021, we had 28,513,810 shares of common stock outstanding.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, and each entity or person listed below maintains a mailing address of c/o SMTC Corporation, 7050 Woodbine Avenue, Markham, Ontario, Canada L3R 4G8. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership of within sixty (60) days after March 17, 2021.

On January 3, 2021, in connection with the execution of the Merger Agreement, Parent entered into a Voting Agreement (the “Voting Agreement”) with each of our directors and executive officers and Red Oak Partners, LLC (“Red Oak Partners,” and, together with each of our directors and executive officers, the “Voting Agreement Stockholders” and, each, a “Voting Agreement Stockholder”), pursuant to which the Voting Agreement Stockholders have agreed to, among other things, and subject to certain conditions, vote, or cause to be voted, shares of our common stock representing approximately 30% of the total shares of our common stock entitled to notice of, and to vote at, the Special Meeting, as of the date of the Merger Agreement, in favor of the proposal to adopt the Merger Agreement and the transactions contemplated thereby, including the Merger. Red Oak Partners is our largest stockholder and Mr. David Sandberg, a member of the Board, is the managing member of Red Oak Partners.

In connection with the Voting Agreement, on January 13, 2021, certain affiliates of H.I.G. filed a Schedule 13D (the “Schedule 13D”) with the SEC. Beneficial ownership of 8,530,231 shares of our common stock was reported thereunder solely because the Reporting Person (as defined in the Schedule 13D) may be deemed to have beneficial ownership of such shares as a result of the Voting Agreement. Neither the filing of the Schedule 13D nor any of its contents was deemed to constitute an admission by any Reporting Person that it is the beneficial owner of the shares of common stock subject to the Voting Agreement for purposes of Section 13(d) of the Exchange Act, or for any other purpose, and such beneficial ownership was expressly disclaimed by each reporting person.

	Shares Beneficially Owned
Name and Address	Number of Shares Beneficially Owned	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percentage of Common Stock Beneficially Owned
Stockholders with more than 5% ownership:
Red Oak Partners, LLC (1)	6,201,623	—	6,201,623	22%
1969 SW 17th Street
Boca Raton, Florida 33486
Nelson Obus in care of Wynnefield Partners Small Cap Value, L.P. (2)
450 Seventh Avenue, Suite 509
New York, New York 10123	2,001,416	—	2,001,416	7%

Directors and Named Executive Officers:
Clarke Bailey (3)	477,573	50,576	528,149	2%
David Sandberg (1)	6,201,623	—	6,201,623	22%
J. Randall Waterfield (4)	1,019,791	20,230	1,040,021	4%
Frederick Wasserman (5)	80,320	20,230	100,550	#
Edward Smith (6)	461,228	221,616	682,844	2%
Steve Waszak (7)	33,214	201,558	234,772	#
Richard Fitzgerald (8)	256,482	—	256,482	1%
All Directors and Named Executive Officers as a group (7 persons) (12)	8,530,231	514,210	9,044,441	32%

* Less than 1%

(1)	Mr. Sandberg directly owns 1,060,920 shares of common stock and indirectly owns 5,140,703 shares of common stock as reported on a Form 4 filed on December 13, 2019 with SEC and as summarized below:
(a)

Red Oak Partners, LLC (“ROP”) serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the “Fund”), the direct owner of 2,339,595 shares. David Sandberg is the managing member of ROP and the Fund’s portfolio manager.

(b)

ROP serves as the general partner of The Red Oak Long Fund, LP, a Delaware limited partnership (the “Long Fund”), the direct owner of 980,926 shares. David Sandberg is the managing member of ROP and the Long Fund’s portfolio manager.

(c)

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
(3)

Consists of (a) 477,573 shares of common stock held directly by Mr. Bailey, and (b) 50,576 shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(4)

Consists of (a) 1,019,791 shares of common stock held directly by Mr. Waterfield, and (b) 20,230 shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(5)

Consists of (a) 80,320 shares of common stock held directly by Mr. Wasserman, and (b) 20,230 shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(6)

Consists of (a) 461,228 shares of common stock held directly by Mr. Smith, and (b) 221,616 shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(7)

Consists of (a) 33,214 shares of common stock held directly by Mr. Waszak, and (b) 201,558 shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(8)

Consists of (a) 256,482 shares of common stock held directly by Mr. Fitzgerald, and (b) no shares of common stock issuable upon the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

(9)

Consists of an aggregate of (i) 8,530,231 shares of common stock held directly by our executive officers and directors and (ii) an aggregate of 514,210 shares of common stock that our executive officers and directors may acquire within 60 days through the exercise of Company Options or Vested Company Options, as applicable, within 60 days after March 17, 2021.

 Equity Compensation Plan Information

The Company maintains the SMTC Corporation 2019 Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in May 2019, which superseded the SMTC Corporation 2010 Incentive Plan (the “2010 Plan”). No new awards will be granted under the 2010 Plan. The total number of shares remaining available for future issuance under the 2019 Plan as at January 3, 2021 is 1,889,174.

The following table gives information about awards under the incentive plan as of January 3, 2021:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column a)

Equity compensation plans approved by stockholders	3,052,265	$2.31	1,889,174
Equity compensation plans not approved by stockholders	—	—	—
Total	3,052,265	$2.31	1,889,174

(1)	The weighted average exercise price only applies to the 1,961,316 of outstanding stock options as there is no exercise price on the 439,000 outstanding RSUs or the 651,949 warrants.

Item 13.Certain Relationships and Related Transactions and Director Independence

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

The Compliance Officer, together with our Chief Executive Officer, or the Nominating and Corporate Governance Committee and Board of Directors review transactions involving directors and/or officers that either clearly represent or may represent a conflict of interest. They determine whether these transactions are on terms that are as fair as if the transactions were on an arm’s length basis. If the Compliance Officer and the Nominating and Corporate Governance Committee were to determine that a transaction is not on terms that are as fair as if it were on an arm’s length basis, the transaction would be modified such that the transaction is as fair as if it were on an arm’s length basis.

There were no transactions required to be reported under Item 404(a) of Regulation S-K or that were required to be reviewed pursuant to the above policies and procedures for fiscal year ending January 3, 2021.

Item 14.Principal Accountant Fees and Services

Set forth below are the aggregate fees incurred by the Company to its independent registered public accounting firm, PricewaterhouseCoopers LLP, for the fiscal years indicated.

	2020	2019
Audit fees	$1,195,266	$957,900
Tax fees	272,627	134,545
Total fees	$1,467,893	$1,092,445

The amounts are presented in USD and converted using an average twelve month exchange rate of USD $1.00 to CAD $1.34 and USD $1.00 to CAD $1.32 for fiscal years 2020 and 2019, respectively.

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

Tax Fees — Consists of fees for professional services related to tax compliance, planning, consulting services and due diligence procedures related to M&A activities.

There were no non-audit or other fees incurred during fiscal 2020 and 2019.

Audit Committee Pre-Approval Policies and Procedures; Determination of Independence

The Audit Committee’s charter provides that the Audit Committee will pre-approve all audit, audit related and non-audit services to be provided by our independent registered public accounting firm before the independent registered public accounting firm is engaged to render these services. The Audit Committee has considered whether the independent registered accounting firm’s provision of non-audit services is compatible with its independence. In April 2004, the Board adopted an Audit and Non-Audit Services Pre-Approval Policy for the Audit Committee. Under this policy, the Audit Committee has pre-approved certain audit and audit related services, tax services and other services. The Audit Committee has determined that the provision of those services that are pre-approved in this policy will not impair the independence of the Company’s independent registered public accounting firm. The provision of services by the independent registered public accounting firm that are not pre-approved in this policy are subject to separate pre-approval by the Audit Committee. This policy also pre-approved specified fee levels for the specific services. Payments in excess of these specified fee levels are subject to separate pre-approval by the Audit Committee. All audit, non-audit services and tax fees performed by our independent registered public accounting firm in 2020 and 2019 have been pre-approved by our Audit Committee to assure that such services do not impair the independent registered public accounting firm’s independence from the Company.

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
2.1

Purchase Agreement, dated as of November 8, 2018, by and among the Registrant, MC Assembly Holdings, Inc., each of the stockholders of MC Assembly Holdings, Inc., and Cyprium Investment Partners LLC. (1)

2.2+	Agreement and Plan of Merger, dated as of January 3, 2021, by and among EMS Silver Inc., EMS Silver Merger Sub Inc., and SMTC Corporation. (2)

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended to date. (3)

3.2*	Second Amended and Restated By-Laws of the Registrant, as amended to date.

4.1	Stockholders Agreement, dated as of November 22, 2000, by and among the Registrant and the Stockholders referred to therein. (4)

4.2	Form of Certificate Representing Shares of Common Stock of the Registrant. (5)

4.3	Tax Benefits Preservation Plan, dated as of December 29, 2014, by and between the Registrant and Computershare Inc., as Rights Agent. (6)

4.4*	Description of Registrant’s Securities

4.5	Form of Warrant (7)

10.1#	SMTC Corporation 2010 Incentive Plan. (8)

10.2#	SMTC Corporation 2019 Incentive Plan. (9)

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

10.7

Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of June 26, 2020, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto.  (14)

10.8

Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 15, 2020, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto.  (15)

10.9

Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of December 28, 2020, by and among the Registrant, SMTC Manufacturing Corporation of California, SMTC Mex Holdings, Inc., HTM Holdings, Inc., MC Test Service, Inc., MC Assembly International LLC, MC Assembly LLC, and other persons who may join as borrowers thereto, PNC Bank, National Association, and the other financial institutions which are now or which hereafter become a party thereto.  (16)

10.10

Financing Agreement, dated as of November 8, 2018, by and among the Registrant, MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, the Registrant, HTM Holdings, Inc., and MC Assembly Holdings, Inc., as guarantors, the lenders from time to time party thereto, and TCW Asset Management Company LLC, as collateral agent and administrative agent. (17)

10.11

Amendment No. 1 and Waiver, dated March 29, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (18)

10.12

Amendment No. 2, dated July 3, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent (19).

10.13

Amendment No. 3, dated August 8, 2019, to Financing Agreement, dated as of November 8, 2018, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (20)

10.14

Amendment No. 4 to Financing Agreement, dated as of September 27, 2019, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (21)

10.15

Amendment No. 5 to Financing Agreement, dated as of June 26, 2020, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (22)

10.16

Amendment No. 6 to Financing Agreement, dated as of June 26, 2020, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (23)

10.17

Amendment No. 7 to Financing Agreement, dated as of December 28, 2020, by and among MC Assembly, LLC, MC Assembly International, LLC, MC Test Service, Inc., SMTC Manufacturing Corporation of California, and SMTC Mex Holdings Inc., as borrowers, HTM Holdings, Inc., MC Assembly Holdings, Inc., and the Registrant, as guarantors, lenders from time to time party thereto, TCW Asset Management Company LLC, as collateral agent and administrative agent. (24)

10.18	Form of Subscription Agreement, by and between the Registrant and lenders from time to time party to the Financing Agreement with TCW. (25)

10.19	Form of Seventh Amendment Subscription Agreement, by and between the Registrant and the lenders from time to time party to the Financing Agreement with TCW. (26)

10.20	Form of Registration Rights Agreement, by and among the Registrant and the investors listed on the Schedule of Subscribers attached thereto. (27)

10.21	Form of Seventh Amendment Registration Rights Agreement, by and among the Registrant and the investors listed on the Schedule of Subscribers attached thereto. (28)

10.22	Stockholder Agreement, dated as of January 5, 2012, by and between the Registrant and Red Oak Partners, LLC. (29)

10.23#	Form of Indemnification Agreement. (30)

10.24#	Services Agreement, dated as of February 1, 2017, by and between the Registrant and Edward Smith. (31)

10.25#	Employment Offer Letter, dated as of May 15, 2017, by and between the Registrant and Edward Smith. (32)

10.26#	Employment Offer Letter, dated as of May 11, 2017, by and between the Registrant and Richard Fitzgerald. (33)

10.27#	Employment Offer Letter, dated as of March 13, 2018, by and between the Registrant and Steven Waszak. (34)

10.28*#	Separation Agreement, dated as of January 3, 2021, by and between the Registrant and Richard Fitzgerald.*

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(2)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2021 (File No. 0-31051) and incorporated by reference herein.
(3)	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 13, 2020 (File No. 0-31051) and incorporated by reference herein.
(4)	Filed as Exhibit 4.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 2, 2001 (File No. 0-31051) and incorporated by reference herein.
(5)	Filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2000 (File No. 333-33208) and incorporated by reference herein.
(6)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2014 (File No. 0-31051) and incorporated by reference herein.
(7)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2020 (File No. 0-31051) and incorporated by reference herein.
(8)	Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Form Schedule 14A filed on June 10, 2016 (File No. 0-31051) and incorporated by reference herein.
(9)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2019 (File No. 000-31051) and incorporated by reference herein.
(10)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(11)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.
(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020 (File No. 000-31051) and incorporated by reference herein.
(15)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2020 (File No. 000-31051) and incorporated by reference herein.
(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2020 (File No. 000-31-51) and incorporated by reference herein.
(17)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(18)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2019 (File No. 000-31051) and incorporated by reference herein.
(19)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2019 (File No. 000-31051) and incorporated by reference herein.
(20)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2019 (File No. 000-31051) and incorporated by reference herein.
(21)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2019 (File No. 000-31051) and incorporated by reference herein.
(22)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2020 (File No. 000-31051) and incorporated by reference herein.
(23)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2020 (File No. 000-31051) and incorporated by reference herein.
(24)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 31, 2020 (File No. 000-31051) and incorporated by reference herein.
(25)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.
(26)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 31, 2020 (File No. 0-31051) and incorporated by reference herein.
(27)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 9, 2018 (File No. 0-31051) and incorporated by reference herein.

(28)	Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 31, 2020 (File No. 0-31051) and incorporated by reference herein.
(29)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2012 (File No. 0-31051) and incorporated by reference herein.
(30)	Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 filed on March 30, 2015 (File No. 0-31051) and incorporated by reference herein.
(31)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2017 (File No. 0-31051) and incorporated by reference herein.
(32)	Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.
(33)	Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2017 filed on May 17, 2017 (File No. 0-31051) and incorporated by reference herein.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 (File No. 0-31051) and incorporated by reference herein.

*	Filed herewith
**	Furnished herewith
#	Indicates exhibits that are management contracts or compensation plans or arrangements
+

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

†

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMTC CORPORATION

By:	/s/ Edward Smith
Edward Smith
President and Chief Executive Officer

Date: March 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Smith
Edward Smith	President, Chief Executive	March 17, 2021
Officer and Director
(Principal Executive Officer)

/s/ Steve Waszak
Steve Waszak	Chief Financial Officer (Principal Officer	March 17, 2021
Financial and Principal Accounting
Officer)

/s/ Clarke Bailey
Clarke Bailey	Chair of the Board of Directors	March 17, 2021

/s/ David Sandberg
David Sandberg	Director	March 17, 2021

/s/ Frederick Wasserman
Frederick Wasserman	Director	March 17, 2021

/s/ J. Randall Waterfield
J. Randall Waterfield	Director	March 17, 2021

SMTC CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 3, 2021 and December 29, 2019	F-4
Consolidated Statements of Operations and Comprehensive Loss for the years December 30, 2019 to January 3, 2021, December 31, 2018 to December 29, 2019, and from January 1, 2018 to December 30, 2018	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the years from December 30, 2019 to January 3, 2021, Consolidated Statements of Changes in Shareholders’ Equity for the years from December 31, 2018 to December 29, 2019, and from January 1, 2018 to December 30, 2018

F-6
Consolidated Statements of Cash Flows for the years from December 30, 2019 to January 3, 2021, December 31, 2018 to December 29, 2019, and from January 1, 2018 to December 30, 2018	F-7
Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SMTC Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SMTC Corporation and its subsidiaries (together, the Company) as of January 3, 2021 and December 29, 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years ended January 3, 2021, December 29, 2019 and December 30, 2018, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years ended January 3, 2021, December 29, 2019 and December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 and Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue in 2018, respectively.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The percentage of completion of unbilled contract assets relating to work-in-progress (WIP) inventory

As described in Notes 3 and 4 to the consolidated financial statements, the Company recognizes revenue for custom manufacturing services over time as products are manufactured. As of January 3, 2021, the Company has unbilled contract assets of $11.1 million relating to WIP inventory of custom manufactured products. Management is required to use significant judgment to estimate the percentage of completion of its unbilled contract assets relating to WIP inventory using manufacturing inputs to determine the portion of the performance obligation that has been satisfied.

The principal considerations for our determination that performing procedures relating to the percentage of completion of unbilled contract assets relating to WIP inventory is a critical audit matter is the significant judgment applied by management when developing the estimated percentage of completion using manufacturing inputs for the unbilled contract assets relating to WIP inventory. This led to significant auditor judgment and effort in performing procedures to evaluate the estimated percentage of completion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the process to record the unbilled contract assets, contract revenues, and the estimate of the percentage of completion of its unbilled contract assets relating to WIP inventory using manufacturing inputs. These procedures also included, among others, (i) developing an independent estimate of the WIP inventory percentage of completion by comparing average production times for a sample of contracts to actual shipments subsequent to year-end; (ii) comparing the independent estimate to management’s estimate; (iii) testing the completeness and accuracy of data provided by management; and (iv) testing the completeness and existence of the unbilled contract asset relating to WIP inventory.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Canada March 17, 2021

We have served as the Company’s auditor since 2014.

SMTC CORPORATION

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars)

	January 3, 2021	December 29, 2019
Assets
Current assets:
Cash	$600	$1,368
Accounts receivable–net (note 4)	69,627	69,919
Unbilled contract assets (note 4)	39,336	26,271
Inventories (note 4)	49,799	47,826
Prepaids and other assets	7,872	7,044
Derivative assets (note 8)	1,055	—
Income taxes receivable	307	—
Total current assets	168,596	152,428
Property, plant and equipment–net (note 4)	24,305	25,310
Operating lease right of use assets-net (note 5)	7,791	3,330
Goodwill (note 4)	18,165	18,165
Intangible assets – net (note 4)	9,701	12,747
Deferred income taxes–net (note 9)	569	540
Deferred financing costs–net	812	859
Total assets	$229,939	$213,379

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving credit facility (note 5)	$34,694	$34,701
Accounts payable	72,608	74,126
Accrued liabilities (note 4)	21,946	11,164
Warrant liability (note 5)	3,233	1,730
Restructuring liability (note 14)	2,443	1,597
Income taxes payable	478	157
Current portion of long-term debt (note 5)	2,500	1,250
Current portion of operating lease obligations (note 5)	2,590	1,128
Current portion of finance lease obligations (note 5)	2,245	1,226
Total current liabilities	142,737	127,079
Long-term debt – net (note 5)	30,930	33,750
Operating lease obligations (note 5)	5,590	2,615
Finance lease obligations (note 5)	9,492	8,838
Total liabilities	$188,749	$172,282

Shareholders’ equity:
Capital stock (note 6)	511	508
Additional paid-in capital	294,060	293,389
Deficit	(253,381)	(252,800)
	41,190	41,097
	$229,939	$213,379

Commitments and contingencies (note 12)

Subsequent event note (note 16)

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in thousands of U.S. dollars, except number of shares and per share amounts)

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Revenue (note 11)	$386,450	$372,511	$216,131
Cost of sales (note 8)	343,177	335,490	194,470
Gross profit	43,273	37,021	21,661

Expenses:
Selling, general and administrative expenses (note 15)	29,602	27,040	18,062
Change in fair value of contingent consideration	—	(3,050)	—
Restructuring charges (notes 14)	4,125	7,955	172
Gain on disposal of property, plant and equipment	—	—	(30)
Operating earnings	9,546	5,076	3,457
Fair value measurement loss (gain) on warrant liability	852	(279)	111
Interest expense (note 4)	8,049	10,562	3,117
(Loss) earnings before income taxes	645	(5,207)	229
Income tax expense (recovery) (note 9)
Current	1,255	948	752
Deferred	(29)	(160)	(75)
	1,226	788	677
Net loss and comprehensive loss	$(581)	$(5,995)	$(448)

Basic loss per share	$(0.02)	$(0.23)	$(0.02)

Diluted loss per share	$(0.02)	$(0.23)	$(0.02)
Weighted average number of shares outstanding (note 10)
Basic	28,244,244	25,745,499	19,176,198
Diluted	28,244,244	25,745,499	19,176,198

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except for number of shares)

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 31, 2017	16,992,627	$396	$265,355	$(246,677)	$19,074

Modified retrospective adoption of ASC 606 – Revenue from contracts with customers (note 3)	—	—	—	320	320
RSU vested and stock options exercised	418,986	4	357	—	361
Issuance of common shares from rights offering (note 6)	5,777,768	58	12,529	—	12,587
Stock-based compensation (note 7)	—	—	407	—	407
Net loss for the year	—	—	—	(448)	(448)
Balance, December 30, 2018	23,189,381	$458	$278,648	$(246,805)	$32,301

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 30, 2018	23,189,381	458	278,648	(246,805)	32,301

Treasury stocks (note 6)	(21,264)	—	(75)	—	(75)
RSU vested and stock options exercised	385,153	4	42	—	46
Issuance of common shares from rights offering (note 6)	4,642,030	46	13,998	—	14,044
Stock-based compensation (note 7)	—	—	776	—	776
Net loss for the year	—	—	—	(5,995)	(5,995)
Balance, December 29, 2019	28,195,300	$508	$293,389	$(252,800)	$41,097

	Common Shares	Capital stock	Additional paid-in capital	Deficit	Total Shareholders’ equity
Balance, December 29, 2019	28,195,300	508	293,389	(252,800)	41,097

Treasury stocks (note 6)	(124,048)	(1)	(464)	—	(465)
RSU vested and stock options exercised	442,558	4	374	—	378
Stock-based compensation (note 7)	—	—	761	—	761
Net loss for the year	—	—	—	(581)	(581)
Balance, January 3, 2021	28,513,810	$511	$294,060	$(253,381)	$41,190

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Cash provided by (used in):
Operations:
Net loss	$(581)	$(5,995)	$(448)
Items not involving cash:
Depreciation of property, plant and equipment	6,168	6,548	3,791
Amortization of intangible assets	3,046	7,188	1,065
Unrealized gain on unsettled forward exchange contracts	(1,055)	—	(353)
Write down of property, plant and equipment	—	158	—
Deferred income taxes	(29)	(160)	(75)
Amortization of deferred financing fees and debt issuance costs	1,205	1,592	194
Stock-based compensation	761	775	407
Loss (gain) related to adjustment to fair value of warrant liability	852	(279)	111
Change in fair value of contingent consideration	—	(3,050)	—
Gain on sale of property, plant and equipment	—	—	(30)
Change in non-cash operating working capital:
Accounts receivable	292	3,067	(24,030)
Unbilled contract assets	(13,065)	(5,866)	(7,949)
Inventories	(1,973)	5,377	(8,027)
Prepaid expenses and other assets	(828)	(1,018)	(883)
Income taxes receivable/payable	14	305	(179)
Accounts payable	(1,404)	(2,612)	23,698
Accrued liabilities	10,800	(1,875)	4,921
Restructuring liability	901	1,597	—
Net change in operating lease right of use asset and liability	(24)	(50)	—
	5,080	5,702	(7,787)
Financing:
Repayments (borrowing) of revolving credit facility	(7)	9,681	12,829
Repayment of long-term debt	(1,562)	(23,250)	(8,000)
Net advances of long-term debt	—	—	62,000
Principal payment of finance lease obligations	(1,542)	(1,565)	(487)
Purchase treasury stock	(464)	(75)	—
Proceeds from exercise of stock options	377	46	361
Proceeds from issuance of common stock (rights offering)	—	14,044	12,587
Financing costs paid	(515)	(940)	(3,463)
	(3,713)	(2,059)	75,827
Investing:
Purchase of property, plant and equipment	(2,241)	(3,876)	(4,410)
Acquisition of MC Assembly – net of cash acquired	—	—	(67,600)
Proceeds from sale of property, plant and equipment	106	—	35
	(2,135)	(3,876)	(71,975)
(Decrease)in cash	(768)	(233)	(3,935)
Cash, beginning of year	1,368	1,601	5,536
Cash, end of the year	$600	$1,368	$1,601
Supplemental Information:
Cash interest paid	$6,439	$7,648	$2,294
Cash taxes paid	$1,241	$771	$1,000
Cash tax refund	$287	$159	$—
Increase in operating right of use assets	$6,186	$5,559	$—
Property, plant and equipment acquired through finance lease	$3,215	$135	$882
Property, plant and equipment acquired that was unpaid in cash and included in accounts payable and accrued liabilities	$115	$229	$384

See accompanying notes to consolidated financial statements.

SMTC CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except numbers of shares and per share amounts)

1.	Nature of the business

SMTC Corporation (the “Company”, “we” or “SMTC”) is a provider of end-to-end electronics manufacturing services, or EMS, including product design and sustaining engineering services, printed circuit board assembly, or PCBA, production, enclosure fabrication, cable assembly, systems integration and comprehensive testing services, configuration to order, build to order and direct order fulfilment. SMTC has manufacturing facilities in United States and Mexico with 3,215 employees of which 2,881 were full time and contract employees. In December we approved our plans to close our Zacatecas (Mexico) manufacturing operations.

SMTC’s services extend over the entire electronic product life cycle from the development and introduction of new products through to growth, maturity and end of life phases. SMTC offers fully integrated contract manufacturing services to global original equipment manufacturers, or OEMs, and technology companies primarily within the test and measurement, retail and payment systems, telecom, networking and communications, medical and safety, industrial IoT, power and clean technology, semiconductors, and avionics, aerospace and defense market segments. In addition, the Company operates an international sourcing and procurement office in Hong Kong and a supply chain center in the United States.

The Company’s financial reporting year is a 52, 53 or 54 week fiscal period, ending on the Sunday nearest December 31. Accordingly, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows are reported for the periods from December 30, 2019 to January 3, 2021 (“year ended December 29, 2019”), December 31, 2018 to December 29, 2019 (“year ended December 29, 2019”), and January 1, 2018 to December 30, 2018 (“year ended December 30, 2018”).
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

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include, but are not limited to, deferred tax asset valuation allowance, impairment of goodwill, estimation of percentage completion on satisfying performance obligations under ASC Topic 606. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Actual results may differ from those estimates.
(iv)	Revenue recognition

The Company primarily provides contract manufacturing services to its customers. The customer provides a design, the Company procures materials and manufactures to that design and ships the product to the customer or customer designated location. Revenue is derived primarily from the manufacturing of these electronics components that are built to customer specifications. The Company recognizes revenue for custom manufacturing services over time as products are manufactured. The Company has an enforceable right to payment for work completed to date and the goods do not have an alternative use once the manufacturing process has commenced. The Company records an unbilled contract asset for finished goods associated with non-cancellable customer orders. Similarly, the Company records an unbilled contract asset for revenue related to its work-in-process (“WIP”) when the manufacturing process has commenced and there is a non-cancellable customer purchase order. The Company uses direct manufacturing inputs to estimate the percentage of completion of its unbilled contract assets to determine the portion of the performance obligation that has been satisfied.

Management is required to use significant judgment to estimate the percentage of completion and a change in estimate could have a material impact on the revenue and corresponding margin recognized.

In addition, the Company has contractual arrangements with the majority of its customers that provide for customers to purchase any unused inventory that the Company has purchased to fulfill that customer’s forecasted manufacturing demand. Revenue from the sale of excess inventory to the customer is recognized at a point in time when control transfers, which occurs typically when the inventory is shipped to the customer. The Company also derives revenue from engineering and design services. Service revenue is recognized as services are performed.

The Company has elected to treat shipping and handling activities after the customer obtains control of the goods as a fulfillment cost and not as a separate performance obligation.

Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis.

As a result of the modified retrospective adoption of ASC 606 – Revenue from contracts with customers in 2018, the Company recorded a cumulative opening equity adjustment of $320 as at January 1, 2018.
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

Raw material in inventories are valued, on a first-in, first-out basis, at the lower of cost and replacement cost for raw materials. The Company writes down estimated obsolete or excess inventory for the difference between the cost of inventory and estimated net realizable value based upon customer forecasts, shrinkage, the aging and future demand for the inventory, past experience with specific customers, and the ability to sell inventory back to customers or return to suppliers. If these assumptions change, additional write-downs may be required. Parts and other inventory items relate to equipment servicing parts that are capitalized to inventory and expensed as utilized to service the equipment. Parts inventory is valued at lower of cost and net realizable value.
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

Other measurement period adjustments and continent consideration that is classified as a financial liability are remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statement of operations and comprehensive loss.
(viii)	Goodwill

Goodwill represents the excess of purchase price over the fair value of net identifiable assets acquired in a purchase business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company assigns its goodwill to the reporting units (or groups of reporting units that have similar economic characteristics) that are expected to benefit from the synergies of the business combination and at least on an annual basis at the end of the fourth quarter, performs a qualitative assessment of its reporting units goodwill and certain select quantitative calculations against its current long-range plan to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit (or group of reporting units) level by comparing the reporting unit’s (or group of reporting units) carrying amount, including goodwill, to the fair value of the reporting unit (or group of reporting units). The fair value of the reporting unit (or group of reporting unit) is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit (or group of reporting units) exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit (or group of reporting units) to the total fair value of the reporting unit (or group of reporting units). Any impairment loss is expensed in the consolidated statement of operations and comprehensive loss and is not reversed if the fair value subsequently increases.
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

Amortization is calculated on a straight-line basis over the expected useful lives (in years) as follows:

Customer relationships	10
Order backlog	1.5
Trade name	1
Non-compete agreements	2

(x)	Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the expected useful lives (in years) as follows:

Buildings	5	—	20
Machinery and equipment	7	—	15
Office furniture and equipment		7
Computer hardware and software		3

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

Operating lease expense is recognized on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive loss. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consist of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components.

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
(xix)	Impairment of long-lived assets, right of use assets and intangible assets

The Company tests long-lived assets or asset groups held and used for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. If the carrying value of the asset is not recoverable, the impairment loss is measured as the amount by which the carrying amount exceeds fair value. For assets classified as held for sale, an impairment loss is recognized when the carrying amount exceeds the fair value less costs to sell. There were no triggering events identified in the year (2019 - none) that required an impairment assessment to be performed.
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

If determined to be an operating lease, the lease charges are expensed on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Capital leases are calculated at the inception of the lease based on the present value of the remaining lease payments over the lease term. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company's incremental borrowing rate. Capitalized lease assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive loss.

(xxiii)	Recently adopted accounting pronouncements

In August 2018, the FASB published ASU 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment includes the removal, modification and addition of disclosure requirements under Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of the standard did not have an impact on the consolidated financial statements.

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

(xxiv)	Recent Accounting Pronouncements Not Yet Adopted

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

In January 2017, the FASB published ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Topic 350 seeks to simplify goodwill impairment testing requirements for public entities. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The amendments in this ASU are effective for all smaller reporting companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact of this accounting standard.  However, it is expected that this may reduce the complexity of evaluating goodwill for impairment.

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
(xxv)	Prior period reclassifications

Certain financial figures for the years ended December 29, 2019 and December 30, 2018 have been reclassified to conform with the presentation for the year ended January 3, 2021.

4.	Consolidated financial statement details

The following consolidated financial statement details are presented as of the period end dates indicated for the consolidated balance sheets and for each of the periods indicated for the consolidated statements of operations and comprehensive loss.

Consolidated balance sheets

Accounts receivable—net:

	January 3, 2021	December 29, 2019
Trade accounts receivable	$70,248	$71,113
Other receivables	1,836	1,098
Allowance for doubtful accounts	(2,457)	(2,292)
Accounts receivable—net	$69,627	$69,919

The allowance for doubtful accounts pertains primarily to one customer previously serviced out of Dongguan China. This was provisioned as at December 29, 2019 and included with the restructuring charges in that year.

Unbilled contract assets:

	January 3, 2021	December 29, 2019
Opening	$26,271	$20,405
Contract assets additions	368,142	358,043
Contract assets invoiced	(355,077)	(352,177)
Ending	$39,336	$26,271

The contract assets relating to WIP and finished goods inventory are $11,018 and $28,318 (2019 - $10,910 and $15,361), respectively.

Inventories:

	January 3, 2021	December 29, 2019
Raw materials	$50,793	$48,067
Parts and other	482	586
Provision for obsolescence (1)	(1,476)	(827)
Inventories	$49,799	$47,826

(1)

The increase in the provision for obsolescence primarily pertains to customers serviced out of the Zacatecas facility. These have been provisioned and included with the restructuring charges for the planned closure of the facility. Refer to note 14 for further details.

Property, plant and equipment—net:

	January 3, 2021	December 29, 2019
Cost:
Land	$1,648	$1,648
Buildings (b)	19,828	18,985
Machinery and equipment (a) (e)	44,996	42,732
Office furniture and equipment (c) (e)	949	1,005
Computer hardware and software (d)(e)	4,056	3,979
Leasehold improvements (e)	4,387	4,265
	75,864	72,614
Less accumulated depreciation and impairment:
Land	—	—
Buildings (b)	(11,498)	(10,392)
Machinery and equipment (a) (e)	(34,182)	(31,192)
Office furniture and equipment (c) (e)	(455)	(546)
Computer hardware and software (d) (e)	(3,270)	(3,289)
Leasehold improvements (e)	(2,154)	(1,885)
	(51,559)	(47,304)
Property, plant and equipment—net	$24,305	$25,310

(a)

Included within machinery and equipment were assets under finance leases with costs of $4,852 as of January 3, 2021 and $2,275 as of December 29, 2019 and associated accumulated depreciation of $1,693 and $974 as of January 3, 2021 and December 29, 2019, respectively. The related depreciation expense for the year ended January 3, 2021 and December 29, 2019 was $719 and $565, respectively.

(b)

Included within buildings were assets under finance leases with costs of $9,684 and $9,082 and associated accumulated depreciation of $1,707 and $900 as of January 3, 2021 and December 29, 2019, respectively. The related depreciation expense for the year ended January 3, 2021 and December 29, 2019 was $807 and $804, respectively.

(c)

Included within office furniture and equipment were assets under finance leases with costs of $343 and $307 and associated accumulated depreciation of $118 and $52 as of January 3, 2021 and December 29, 2019, respectively. The related depreciation expense for the year ended January 3, 2021 and December 29, 2019 was $66 and $46, respectively.

(d)

Included within computer hardware were assets under finance leases with costs of $91 and $91 and associated accumulated depreciation of $81 and $51 as of January 3, 2021 and December 29, 2019, respectively. The related depreciation expense for the year ended January 3, 2021 and December 29, 2019was $30 and $31, respectively.

(e)  Property, plant and equipment with cost of $1,884 and accumulated amortization of $1,872 was written off in 2020.  Included in restructuring charges for 2020 were write down charges of $61 associated with property, plant and equipment with a cost of $101 and accumulated amortization of $40 with no future benefit related to the Zacatecas manufacturing facility (refer to note 14).

Intangible assets:

	January 3, 2021	December 29, 2019
Cost:
Customer relationships	$12,350	$12,350
Order backlog	6,990	6,990
Trade name	1,300	1,300
Non-compete agreements	360	360
	21,000	21,000
Less accumulated amortization:
Customer relationships	(2,649)	(1,414)
Order backlog	(6,990)	(5,333)
Trade name	(1,300)	(1,300)
Non-compete agreements	(360)	(206)
	(11,299)	(8,253)
Intangible assets—net	$9,701	$12,747

These intangible assets arose from the acquisition of MC Assembly Holdings Inc. in November 2018 and were allocated to the following operating segments:

	January 3, 2021	December 29, 2019
U.S.	$2,910	$3,824
Mexico	6,791	8,923
Total	$9,701	$12,747

Amortization expense of $3,046 for the year end January 3, 2021 and $7,188 for the year ended December 29, 2019 are recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Amortization expense for the next five years and thereafter is as follows:

2021	1,235
2022	1,235
2023	1,235
2024	1,235
2025	1,235
2025 and thereafter	3,526
Total amortization	$9,701

Goodwill:

The carrying value of goodwill as at January 3, 2021 was $18,165 (December 29, 2019 – $18,165). This goodwill arose from the acquisition of MC Assembly Holdings Inc. in November 2018 and was allocated to the following operating segments that benefited from the synergies of this business combination and has not changed since the acquisition:

	January 3, 2021	December 29, 2019
U.S.	$5,449	$5,449
Mexico	12,716	12,716
Total	$18,165	$18,165

The carrying value of goodwill is assessed annually as well as assessed each reporting period for impairment triggers to determine whether there exists any indicators of impairment. The assessment is done at the operating segment level as the group of components (production facilities) within each operating segment all have similar economic characteristics. The Company completed its annual goodwill impairment testing as of the end of the fourth quarter of 2020 and concluded that there was no impairment of goodwill for any of its segment reporting units.

Accrued liabilities:

	January 3, 2021	December 29, 2019
Payroll	$8,084	$5,504
Customer related	6,177	2,185
Deferred revenue	4,152	—
Professional services	1,284	612
Vendor related	904	1,742
Interest	426	483
Other	919	638
Total	$21,946	$11,164

Deferred Revenue is recorded when the Company invoices and becomes eligible to receive payment for goods or services prior to the transferring of goods or services to the customer under the terms of the contract (i.e., all revenue recognition criteria are not yet met), which is included within accrued liabilities. As of January 3, 2021 and December 29, 2019, the balance of deferred revenue was $4,152 and $0.0, respectively. Revenue of $2,670 was recognized during the fiscal year ended January 3, 2021. The accounts receivable balances associated with the deferred revenue invoicing was $825 as at January 3, 2021 with no corresponding deferred revenue invoices in accounts receivable as at December 29, 2019.  Deferred revenue is recognized into revenue when all revenue recognition criteria are met.

Customer related accruals increased year over year due primarily to customer deposits for inventory.

Consolidated statements of operations and comprehensive loss

Interest expense:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Long-term debt	$4,160	$5,672	$1,440
Revolving credit facility	1,827	2,455	1,173
Amortization of deferred financing costs	231	176	58
Amortization of debt issuance costs	974	1,416	136
Obligations under finance lease	815	843	206
Other	42	—	104
Interest expense -net	$8,049	$10,562	$3,117

5.	Debt and finance leases
(a)	Revolving credit and long-term debt facilities

	January 3, 2021	December 29, 2019
Revolving credit facility	$34,694	$34,701
Term loans:
Term loan A facility	$37,188	$38,750
Less deferred debt issue costs	(2,016)	(2,286)
Less unamortized discount on debt	(1,742)	(1,464)
Total term loans	$33,430	$35,000
Less current portion	(2,500)	(1,250)
Long term portion	$30,930	$33,750

The Company borrows money under an Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), which governs the Company’s Revolving Credit Facility (“PNC Facility”). The PNC Facility matures on November 8, 2023. Borrowing made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under a Financing Agreement (the “Financing Agreement”). The lenders party to the Financing Agreement from time to time (collectively, the “Lenders”), and TCW Asset Management Company LLC, as administrative and collateral agent for the Lenders (“TCW”), govern a term loan A facility (“Term A Loan Facility”) and previously governed a term loan B facility (the “Term Loan B Facility”) until it was paid in full on July 3, 2019. The Term A Loan Facility matures on November 8, 2023 (the “Maturity Date”). The Term Loan A Facility bore interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%. Payments made under the Term Loan A Facility at any time prior to the Maturity Date (other than scheduled amortization payments and mandatory prepayments) are subject to an applicable premium equal to the amount of such payment multiplied by (i) 3.00% in the event that such payment occurs before November 8, 2019, (ii) 2.00% in the event that such payment occurred after November 8, 2019 and on or before November 8, 2020 and (iii) 1.00% in the event that such payment occurred after November 8, 2020 and on or before November 8, 2021. No such applicable premium is payable for any payment of loans made under the Term Loan A Facility occurring after November 8, 2021.

The table below outlines the Term A Loan Facility scheduled amortization payments and the balance which would be due at maturation on November 8, 2023:

2021	$2,500
2022	2,500
2023	32,188
Total	37,188

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

On June 26, 2020, the Company, entered into the Fourth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 4”) and the Fifth Amendment to the Financing Agreement (“TCW Amendment No. 5”).  PNC Amendment No. 4, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, (a) $200,000 for the fiscal quarter ended March 31, 2020, and (b) $1.0 million for the fiscal quarter ended June 30, 2020, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed (a) $844,000 with respect to employees at the Zacatecas, Mexico facility and (b) $156,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  PNC Amendment No. 4 also amended the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the amended and restated revolving credit and security agreement) pursuant to financing provided by Mazuma Capital Corp for any fixed or tangible assets acquired prior to the June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the amended and restated revolving credit and security agreement) permitted under the amended and restated revolving credit and security agreement to $3.75 million. In connection with PNC Amendment No. 4, the Company paid PNC an amendment fee of $50,000. TCW Amendment No. 5, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for (i) non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed (a) $200,000 for the fiscal quarter ended March 31, 2020, and (b) $1.0 million for the fiscal quarter ended June 30, 2020, and (ii) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions, in an aggregate amount not to exceed (a) $844,000 with respect to employees at the Zacatecas, Mexico facility and (b) $156,000 with respect to corporate selling, general and administrative employees, in each case, for the period from June 1, 2020, to and including July 31, 2020.  TCW Amendment No. 5 also amended the definition of “Permitted Purchase Money Indebtedness” to (i) allow for Indebtedness (as defined in the financing agreement) pursuant to financing provided by Mazuma Capital Corp for any fixed or tangible assets acquired prior to June 26, 2020, and (ii) increase the aggregate principal amount of all Indebtedness (as defined in the financing agreement) permitted under the financing agreement to $3.75 million. In connection with the TCW Amendment, the Company paid TCW an amendment fee of $75,000.

On September 25, 2020, the Company, entered into the Fifth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 5”) and the Sixth Amendment to the Financing Agreement (“TCW Amendment No. 6”).  PNC Amendment No. 5, among other things, (i) amended the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed an additional $1.5 million for the fiscal quarter ended September 27, 2020, and (ii) provides for borrowings of up to $2,000 on certain consigned assets. TCW Amendment No. 6, among other things, amended the definition of “Consolidated EBITDA” by permitting an addback for non-recurring labor costs, temporary employee bonuses to reduce absenteeism, personal protective equipment costs, facility sanitation costs, and excess freight and logistics costs, not to exceed an additional $1.5 million for the fiscal quarter ended September 27, 2020.

On December 28, 2020, the Company, entered into the Sixth Amendment to the Amended and Restated Revolving Credit and Security Agreement (“PNC Amendment No. 6”), and the seventh Amendment to the Financing Agreement (the “TCW Amendment No. 7”).  PNC Amendment No. 6, among other things: (i) amended the definition of “Consolidated EBITDA” by permitting addbacks with respect to the Company’s Zacatecas, Mexico facility for (A) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions in an amount not to exceed an additional $1.0 million for the period from June 1, 2020 through and including July 31, 2020, (B) cash severance and other facility closure and relocation costs in an amount not to exceed an additional $4.0 million from December 28, 2020 and ending on June 30, 2021, and (C) write-offs of accounts receivable, inventory and fixed assets in an amount not to exceed an additional $1.5 million from December 28, 2020 and ending on June 30, 2021; and (ii) revises the required liquidity covenants from the period beginning on December 28, 2020 and ending on the later to occur of June 30, 2021 or the permanent closure of the Company’s Zacatecas, Mexico facility. TCW Amendment No. 7, among other things: (i) amends the definition of “Consolidated EBITDA” by permitting addbacks with respect to the Company’s Zacatecas, Mexico facility for (A) restructuring and severance charges, accruals and reserves in connection with permanent headcount reductions in an amount not to exceed an additional $1.0 million for the period from June 1, 2020 through and including July 31, 2020, (B) cash severance and other facility closure and relocation costs in an amount not to exceed an additional $4.0 million from December 28, 2020 and ending on June 30, 2021, and (C) write-offs of accounts receivable, inventory and fixed assets in an amount not to exceed an additional $1.5 million from

December 28, 2020 and ending on June 30, 2021, (ii) prohibits the Liquidity (as defined in TCW Amendment No. 7) of the Company and its subsidiaries from being less than $7.5 million during the period beginning on December 28, 2020 and ending on the later to occur of June 30, 2021 or the permanent closure of the Company’s Zacatecas, Mexico facility, (iii) amends the total debt leverage ratios (iv) permits add back of certain expenditures related to COVID-19 pandemic; and (v) provides for the issuance to each other loan party that is a party to the financing agreement and each financial institution that is a party to the financing agreement (collectively, the “TCW Lenders”) or their designees of the Warrants as defined below.

The Credit Facilities are joint and several obligations of the Company and its subsidiaries that are borrowers under the facilities and are jointly and severally guaranteed by other subsidiaries of the Company. Repayments under the Credit Facilities are collateralized by the assets of the Company and each of its subsidiaries. The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities.

At January 3, 2021, $34,694 (December 29, 2019 - $34,701) was outstanding under the PNC Facility and is classified as a current liability based on the requirement to hold a “lock-box” under the terms of the PNC Facility. As at January 3, 2021, the funds available to borrow under the PNC Facility after deducting the current borrowing base conditions was $28,447 (December 29, 2019 - $21,644). The maximum amount of funds that could be available under the PNC Revolving Credit Facility is $65,000. However, availability under the PNC Revolving Credit Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, and certain conditions as determined by PNC. The Company is required to use a “lock-box” arrangement for the PNC Facility, whereby remittances from customers are swept daily to reduce the borrowings under this facility.

At January 3, 2021, $37,188 (December 29, 2019 - $38,750) was outstanding under the TCW Term Loan A Facility. The Term Loan A Facility is reported on the consolidated balance sheet net of deferred financing fees of $2,016 (December 29, 2019 - $2,286) and a discount on debt of $1,742 (December 29, 2019 - $1,464) related to the outstanding warrants described below. On August 8, 2019, the Company repaid an additional $10,000 on the TCW Term Loan A Facility. In addition, the Company made scheduled amortization payments of $1,562 on the Term Loan A Facility during 2020.

The PNC Facility and Term A Loan Facility (together the “Credit Facilities”) are joint and several obligations of the Company and its subsidiaries that are borrowers under the Credit Facilities and are jointly and severally guaranteed by certain other subsidiaries of the Company. Repayments under the PNC Facility and the Term A Loan Facility are collateralized by the assets of the Company and each of its subsidiaries.

(b)	Covenants

The Credit Facilities contain certain financial and non-financial covenants, including restrictions on dividend payments. The financial covenants under each Credit Facility require the Company to maintain a fixed charge coverage ratio and a total leverage ratio quarterly during the term of the Credit Facilities.

The Company was in compliance with the covenants included in the Credit Facilities as at January 3, 2021.  Management projects continued compliance with the financial covenants included in the Credit Facilities throughout 2021. There are key assumptions included in these cash flow projections to support covenant calculations specifically related to forecasted earnings before interest, income taxes and depreciation, as well as anticipated debt levels.  If we do not meet our forecast results this could result in the breach of a covenant.  The Company safeguards against this through taking measures to reduce its inventory, revolving credit facility and term debt balances accordingly in order to comply with lenders covenants.

Unless our underlying customers demand changes as a result of the coronavirus outbreak, we expect to see minimal impact on our business. Beyond that as a result of the measures being taken that are designed to contain the spread of the virus, our suppliers may not have the materials, capacity or capability to supply our components according to our schedule and specifications if the outbreak continues which could delay our release or delivery of our customers products or require us or our customers to make unexpected changes to such products which may materially affect our business and operating results and future compliance with our financial covenants for 2021.

The Company continues to monitor operations and results closely and manage debt levels relative to our operational results to ensure compliance with its lenders covenants.

(c)	Warrant liability

On November 8, 2018, 504,735 warrants were issued to TCW in connection with the Financing Agreement and remained outstanding as at January 3, 2021. As a result of the anti-dilution provision contained in the warrants that were triggered in connection with the Offerings (as defined below) in June 2019, the warrants were exercisable to purchase an additional 7,214 shares of common stock (or a total of 511,949) at December 29, 2019. In connection with and as part of the consideration paid by the Company for the TCW Amendment No. 7, on December 28, 2020, the Company issued 140,000 additional warrants to TCW(for a total of 651,949).  The warrants are exercisable beginning on the date of original issuance at a nominal exercise price of $0.01 per share, subject to adjustment as provided therein, and expire 84 months after the date of issuance.

The Company initially recorded the value of the warrants issued in 2018 as a warrant liability with a corresponding discount on the long-term debt in the amount of $1,898. The fair value has been assessed at $4.96 per unit or $3,233 as at January 3, 2021 ($3.38 per unit or $1,730 – December 29, 2019). The Company recorded the issuance of the 140,000 during the fourth quarter of 2020 based on a fair value of $4.65 per unit as warrant liability with the corresponding discount on the long-term debt in the amount of $651.  The fair value of the warrant obligation is presented as a warrant liability on the consolidated balance sheet with changes to the fair value recorded each reporting period as either a gain or a loss in the consolidated statement of operations and comprehensive loss.

(d)	Leases

The Company leases certain facility leases in various jurisdictions, including office space, leasehold improvements, manufacturing and warehouse space. The Company also leases certain production equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Total short-term lease costs for the three and nine months ended January 3, 2021 was not significant.

Most leases contain renewal options, which are exercisable at the Company’s sole discretion. The extension terms are typically one to five years. Some leases may include options to purchase the leased property. The depreciable life is limited to the lease term unless title transfers or it is reasonably certain that a purchase option will be exercised. Operating lease liabilities recognized do not include $4,518 related to options to extend lease terms that were not reasonably certain of being exercised as at January 3, 2021. Finance lease liabilities do not include $6,456 related to options to extend lease terms that were not reasonably certain of being exercised as at January 3, 2021.

We rent and sublease one facility lease that is not occupied by SMTC.

Leases	Classification	January 3, 2021($)
Assets
Operating lease assets	Operating lease right-of-use-asset	7,791
Finance lease assets (a)	Property, plant and equipment	12,084
Total leased assets		19,875
Liabilities
Current
Operating leases	Current portion of operating lease obligations	2,590
Finance leases	Current portion of finance lease obligations	2,245
Noncurrent
Operating leases	Operating lease obligations	5,590
Finance leases	Finance lease obligations	9,492
Total lease liabilities		19,917

(a)	Refer to note 4 for details of the corresponding balances and accumulated amortization included within property, plant and equipment

Lease Cost	Classification	January 3, 2021($)
Operating lease costs
Fixed lease costs	Cost of sales	2,129
Finance lease costs
Depreciation of leased assets	Cost of sales	1,448
Interest on lease liabilities	Interest expense	815
Sublease income	Selling, general and administrative expenses	244

Maturity of lease liabilities as at January 3, 2021	Operating leases	Finance leases	Total
2021	3,084	3,191	6,275
2022	2,288	2,853	5,141
2023	1,495	1,276	2,771
2024	1,536	1,259	2,795
2025	962	1,318	2,280
Thereafter	3	5,422	5,425
Total lease payments	9,368	15,319	24,687
Less: Interest	(1,188)	(3,582)	(4,770)
Present value of lease liabilities	8,180	11,737	19,917

Lease term and discount rate	January 3, 2021
Weighted average remaining term (years)
Operating leases	3.9
Finance leases	6.9
Weighted average discount rate
Operating leases	7.2%
Finance leases	6.6%

Other information	January 3, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,750
Operating cash flows from finance leases	N/A
Financing cash flows from finance leases	1,542
Leased assets obtained in exchange for new operating lease liabilities	—
Leased assets obtained in exchange for new finance lease liabilities	3,215

6.	Capital stock

Common shares

Authorized share capital:

The authorized share capital of the Company at January 3, 2021 and December 29, 2019 consisted of:

(i)

As of January 3, 2021: 38,750,000 shares of common stock (December 29, 2019: 38,750,000), par value $0.01 per share: Holders are entitled to one vote per share and the right to share in dividends pro rata subject to any preferential dividend rights of any then outstanding preferred stock.

(ii)

5,000,000 shares of preferred stock, par value $0.01 per share: From time to time the Company may issue preferred stock in one or more series and will fix the terms of that series at the time it is created. As at January 3, 2021, there was no outstanding preferred stock.

Issued and outstanding:

The outstanding number of common shares included in shareholders’ equity consisted of the following as at the following dates:

	January 3, 2021		December 29, 2019		December 30, 2018
	Number of shares	$	Number of shares	$	Number of shares	$
Common Stock
Balance at beginning of the period	28,195,300	$508	23,189,381	$458	16,992,627	$396
Shares issued pursuant to:
Issuance of common shares from rights offering	—	—	4,642,030	46	5,777,768	58
Treasury Stock (1)	(124,048)	(1)	(21,264)	—	—	—
Conversion of restricted stock units or exercise of stock options	442,558	4	385,153	4	418,986	4
Balance at end of the year	28,513,810	511	28,195,300	508	23,189,381	458
Total Common Stock		$511		$508		$458

(1)

Treasury stock represents vested restricted stock awards issued into shares of common stock withheld by the Company which employees forfeited to address the corresponding tax withholding during the year ended January 3, 2021 and December 29, 2019. Treasury stock of 124,048 was outstanding as at January 3, 2021.  No Treasury stock was outstanding as at December 29, 2019 or December 30, 2018.

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

2019 Incentive Plan:

The Company maintains the SMTC Corporation 2019 Incentive Plan (the “2019 Plan”), which was adopted by the Board of Directors and approved by the stockholders of the Company in May 2019, which superseded the SMTC Corporation 2010 Incentive Plan. The total number of shares remaining available for future issuance under the 2019 Plan as at January 3, 2021 is 1,889,174.

Stock options

The Company settles its stock options in shares of common stock. A summary of stock option activity under the Incentive Plans for the years ended December 30, 2018, December 29, 2019 and January 3, 2021 is as follows:

	Total Outstanding options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2018	1,719,824	$1.55
Options granted	650,000	3.67
Options forfeited	—	—
Options expired	—	—
Options exercised	(25,450)	1.80
Outstanding balance at December 29, 2019	2,344,374	2.14
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	(383,058)	1.25
Outstanding balance at January 3, 2021	1,961,316	2.31	2,371	7.00
Exercisable balance at January 3, 2021	705,082	1.71	1,992	6.10

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

	Year ended January 3, 2021		Year ended December 29, 2019		Year ended December 30, 2018
Black-Scholes weighted-average assumptions
Expected dividend yield		N/A		N/A	0.0%
Expected volatility		N/A		N/A	42.1%
Expected forfeiture		N/A		N/A	30.0%
Risk-free interest rate		N/A		N/A	2.84%
Expected stock option life in years		N/A		N/A	4.0
Weighted-average stock option fair value per stock option granted	$	N/A	$	N/A	$1.00

All stock options granted during 2019 and 2018 have market-based performance conditions such that tranches of stock awards vest and are issuable only if the Company’s common stock meets or exceeds specified target market prices during the vesting period as defined by the administrator of the 2019 Plan and 2010 Plan, respectively. If the market-based performance conditions are not met during the option life (10 years), the stock options will not vest and will expire. These stock options with market-based performance conditions have been valued using the Binomial Model. The following weighted average assumptions were used in calculating the estimated fair value of awards with market-based performance conditions used to compute stock-based compensation expenses:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Binomial Model weighted-average assumptions
Stock Price	$—	$3.67	$2.07
Expected volatility	—	50.0%	43.0%
Expected forfeiture	—	30.0%	30.0%
Risk-free interest rate	—	2.10%	1.02%
Expected stock option life in years	—	3.0	4.0
Weighted-average stock option fair value per award granted	$—	$0.95	$0.47

No stock awards were issued for the fiscal year ended January 3, 2021.

During the years ended January 3, 2021, December 29, 2019 and December 30, 2018, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $328, $275 and $157, respectively.

During the years ended January 3, 2021, December 29, 2019 and December 30, 2018, 383,058, 312,494 and 629,893 options vested, respectively. As at January 3, 2021, compensation expense of $425 related to non-vested stock options has not been recognized.

The following table presents information about stock options outstanding as of January 3, 2021:

Outstanding options	Weighted average exercise price	Exercisable options	Weighted average exercise price
300,658	1.80	269,408	1.80
490,358	1.23	221,616	1.23
134,371	1.26	—	—
50,000	2.74	12,500	2.74
335,929	2.07	201,558	2.07
650,000	3.67	—	—
1,961,316	2.31	705,082	1.71

Restricted Stock Units and Restricted Stock Awards

Restricted Stock Units (“RSU”) are settled in shares of common stock. RSUs are issued under the 2019 Plan and have same terms and conditions as other equity compensation awards issued under the 2019 Plan. RSUs are valued at the closing stock price on the date the RSUs are granted. RSUs typically have vesting terms of one to three years. The compensation expense is recorded on a straight line basis over the vesting period. Restricted Stock Awards (“RSA”) may be issued which typically vest upon grant, however may include certain forfeiture conditions. RSAs are issued under the 2019 Plan and have the same terms and conditions as other equity compensation awards issued under the 2019 Plan.

When assessing the fair value of the RSU, a forfeiture rate of 30% is utilized when computing the stock-based compensation expenses.

No RSU’s with market-based performance conditions were granted in 2020, 2019 or 2018. RSU’s issued and outstanding include time-based vesting conditions.

	Outstanding options	Weighted average stock price	Weighted average remaining contractual term (years)
Outstanding balance at December 30, 2018	357,377	$0.96	1.21
RSU/RSA granted	375,326	3.55
RSU forfeited	(25,000)	1.38
RSU/RSA converted into common shares	(359,703)	1.54
Outstanding balance at December 29, 2019	348,000	3.16	2.23
RSU/RSA granted	178,000	2.92
RSU forfeited	(27,500)	3.30
RSU/RSA converted into common shares	(59,500)	1.70
Outstanding balance at January 3, 2021	439,000	3.25	2.01

During the periods ended January 3, 2021, December 29, 2019 and December 30, 2018, the Company recorded stock-based compensation expense and a corresponding increase in additional paid in capital of $433, $501, and $250, respectively, with respect to RSUs and RSAs.
8.	Financial Instruments and Risks

Interest Rate Risk

The Company borrows money under the PNC Facility. The PNC Facility matures on November 8, 2023. Advances made under the PNC Facility bear interest at the U.S. base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%. The base commercial lending rate should approximate U.S. prime rate. The base commercial lending rate should approximate U.S. prime rate.

The Company also borrows money under the Financing Agreement. The Term Loan A Facility matures on November 8, 2023. The Term Loan A Facility bore interest LIBOR plus an applicable margin of 8.75% through June 30, 2020, and borrowings under the Financing Agreement thereafter bear interest at LIBOR plus an applicable margin ranging from 7.25% to 8.75%.

The following table highlights the impact of a hypothetical 10% change in interest rates on our reported earnings.

10% increase in interest rate (millions)	$0.5
10% decrease in interest rate (millions)	$(0.5)

Derivative Forward Contracts and Foreign Currency Exchange Risk

Given the Company’s global business operations, we are exposed to exchange rate fluctuations on expenditures denominated in foreign currencies. However, most of our sales and component purchases are denominated in U.S. dollars, which limits our foreign currency risk. Our foreign exchange risk relates primarily to our Canadian and Mexican and payroll, Euro based component purchases and other operating expenses denominated in local currencies in our geographic locations. To mitigate this risk, the Company has historically entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to forecasted the Mexican peso.  The strengthening of the Canadian dollar and Mexican peso would result in an increase in costs to the organization and may lead to a reduction in reported earnings.

The following table highlights the impact of a hypothetical 10% change in exchange rates on cost of sales for the Company:

10% increase in both the CAD and PESO foreign exchange rates (millions)	$2.4
10% decrease in both the CAD and PESO foreign exchange rates (millions)	$(2.9)

The following table presents a summary of the outstanding foreign currency forward exchange contracts as at January 3, 2021:

Currency	Buy/Sell	Foreign Currency Amount	Notional Contract Value in USD
Mexican Peso	Buy	MXN 105,000	$11,591

The Company has historically entered into forward foreign exchange contracts to reduce its exposure to foreign exchange currency rate fluctuations related to Mexican peso denominated payroll, rent and utility cash flows. These contracts were effective economic hedges, but did not qualify for hedge accounting under ASC 815 “Derivatives and Hedging”. Accordingly, changes in the fair value of these derivative contracts were recognized into net loss in the consolidated statement of operations and comprehensive loss. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes.

The unrealized gain recognized in earnings as a result of revaluing the outstanding instruments to fair value on January 3, 2021 was $1,055 (2019 – unrealized gain of $0.0) (2018 – unrealized gain of $353) which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. The realized gain on settled contracts during 2020 was $583 (2019 – realized loss $89) (2018 – realized loss $118), which was recorded in cost of sales in the consolidated statement of operations and comprehensive loss. Fair value was determined using the market approach with valuation based on market observables (Level 2 quantitative inputs in the hierarchy set forth under ASC 820 “Fair Value Measurements”).

	January 3, 2021	December 29, 2019
Average USD:PESO contract rate	25.20	—
Average USD:PESO mark-to-market rate	20.10	—

The derivative asset as at January 3, 2021 was $1,055 ($0.0 as at December 29, 2019) ($15 as at December 30, 2018) which reflected the fair market value of the unsettled forward foreign exchange contracts.

Foreign exchange gains and losses are recorded in cost of sales in the consolidated statement of operations and comprehensive loss) pertaining to translation of foreign denominated transactions during the period in addition to foreign denominated monetary assets and liabilities at the end of the reporting period. A total aggregate translated foreign exchange loss of $349 was recognized for the fiscal year ended January 3, 2021 (December 29, 2019 – loss of $394, December 30, 2018 – loss of $181).

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

There is limited risk of financial loss or defaults on our outstanding forward currency contracts as the counterparty to the transactions had a Standard and Poor’s rating of A- or above as at January 3, 2021.

Liquidity Risk

There is a risk that we may not have sufficient cash available to satisfy our financial obligations as they come due. The financial liabilities we have recorded in the form of accounts payable, accrued liabilities and other current liabilities are primarily due within 90 days with the exception of the current portion of finance lease obligations which could exceed 90 days and our PNC Facility which utilizes a lock-box to pay down the obligation effectively daily. As at January 3, 2021, the Company’s liquidity was comprised of $600 in cash on hand and $28,447 of funds available to borrow under the PNC Facility. We believe that cash flow from operations, together with cash on hand and our PNC Facility, which had $28,447 of funds available as at January 3, 2021 is sufficient to fund our financial obligations. However, availability under the PNC Facility is subject to certain conditions, including borrowing base conditions based on eligible inventory and accounts receivable, as determined by the lender.

On July 3, 2019, the Company used the net proceeds from the Rights Offering to repay the $12,000 of borrowings outstanding under its Term Loan B Facility. On August 8, 2019, the Company repaid an additional $10,000 of the portion of borrowings outstanding under its Term Loan A Facility, which was funded through the use of our PNC Facility.

Fair Value Measurement

The carrying values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities due within one-year approximate fair values due to the short-term maturity of these instruments. The Company’s financial instruments at January 3, 2021, are comprised of the following:

	As at January 3, 2021		As at December 29, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1
Cash	$600	600	$1,368	1,368
Level 2
Derivative assets	1,055	1,055	—	—
Revolving credit facility	34,694	34,694	34,701	34,701
Current and long term debt	33,430	37,188	35,000	38,750
Warrant liability	3,233	3,233	1,730	1,730

9.	Income taxes

The Company recorded the following income tax expense for the years ended January 3, 2021:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Current:
Federal/State	$144	$(39)	$102
Foreign	1,111	987	650
	1,255	948	752
Deferred:
Federal	—	—	—
Foreign	(29)	(160)	(75)
	(29)	(160)	(75)
Income tax expense	$1,226	$788	$677

The overall income tax expense as recorded in the consolidated statements of operations varied from the tax expense calculated using U.S. federal and state income tax rates as follows for the years ended January 3, 2021:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Federal income tax expense (recovery)	$135	$(1,093)	$48
State income tax expense (recovery), net of federal tax benefit	342	199	24
Change in income tax rates due to tax reform	—	—	—
Loss (income) of foreign subsidiaries taxed at different rates	445	14	586
Change in valuation allowance	(2,401)	3,249	(61)
Foreign tax credit	0	113	869
Reassessment of losses by tax authority	—	—	—
Deemed income inclusion of foreign subsidiary	—	203	170
Expiry of operating loss carry forwards	675	19	226
Permanent and other differences	2,030	(1,916)	(1,185)
Income tax expense	$1,226	$788	$677

For income tax purposes, income (loss) before income taxes consisted of the following for the years ended January 3, 2021:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Domestic (U.S.)	$(4,773)	$(1,969)	$1,569
Foreign (Non U.S.)	5,418	(3,238)	(1,340)
	$645	$(5,207)	$229

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax liabilities and assets are comprised of the following at:

	January 3, 2021	December 29, 2019
Deferred income tax assets - net:
Net operating loss carryforwards	$19,520	$19,646
Interest deduction carry forwards	1,437	2,907
Capital loss carryforwards	3,563	3,563
Tax credit carryforwards	4,143	4,310
Property, plant and equipment and other assets	(3,453)	(3,981)
Reserves, allowances and accruals	3,464	4,314
Other	968	1,255
	29,642	32,014
Valuation allowance	(29,073)	(31,474)
Net deferred income tax assets	$569	$540

At January 3, 2021, the Company had total net operating loss (“NOL”) carry forwards of $106,455 of which $80,884, $22,155 and $3,416 pertains to loss carry forwards from U.S., Canadian and Asian jurisdictions respectively. Net operating loss carryforwards of $7,581 will expire between 2023 and 2027, $31,239 will expire between 2028 and 2030, $43,119 will expire between 2031 and 2036, $19,972 will expire between 2037 and 3039, and the remainder of $4,544 is available for indefinite carryforward.

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

At January 3, 2021 and December 29, 2019, the Company had no gross unrecognized tax benefits associated with uncertain tax positions.

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

10.	Loss per share

The following table details the weighted average number of shares outstanding for the purposes of computing basic and diluted loss per share for:

Number of common shares	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Basic weighted average shares outstanding	28,244,244	25,745,499	19,176,198
Dilutive stock awards (a) (b)	—	—	—
Diluted weighted average shares outstanding	28,244,244	25,745,499	19,176,198

(a)	Dilutive stock awards include outstanding RSUs, in-the money stock options and outstanding exercisable warrants determined using the treasury stock method.
(b)

For the periods ended January 3, 2021, December 29, 2019 and December 30, 2018, as a result of a net loss for the periods, dilutive earnings per share was calculated using the basic weighted average shares outstanding as the effect of potential common shares would have been anti-dilutive. Had there been net earnings, dilutive stock awards would have been calculated as 1,474,297 for fiscal year ended January 3, 2021, 1,284,682 for the fiscal year ended December 29, 2019 and 1,331,226 for the fiscal year ended December 30, 2018.

11.	Segmented Information

General description

In 2020 the Company operated and managed by geographic region which are the United States, Mexico and China which are our operating and reportable segments. During the fourth quarter of fiscal year 2019 the Company ceased manufacturing in China and began to relocate the equipment used at our Chinese manufacturing facility to our North American sites which was completed in the first quarter of fiscal year 2020 China and began to relocate the equipment used at our Chinese manufacturing facility to our North American sites which was completed in first quarter of fiscal year 2020. We utilize each reportable segment’s contribution (revenue minus operating expenses, excluding unrealized foreign exchange gain (loss) on unsettled forward foreign exchange contracts, corporate allocations and restructuring expenses) to monitor reportable segment performance. Contribution by country is utilized by the chief operating decision-maker (defined as the Chief Executive Officer) as the indicator of reportable segment performance, as it reflects costs which our operating segment management are directly responsible for. Intersegment adjustments reflect intersegment sales that are generally recorded at prices that approximate arm’s-length transactions.

In assessing the performance of the reportable segments, management attributes site revenue to the reportable segment that ships the product to the customer, irrespective of the product’s destination. Information about the reportable segments is as follows:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
Revenue
U.S.	$147,650	$118,240	$42,994
Mexico	242,388	237,213	155,261
China	4,206	32,580	29,257
Total	$394,244	$388,033	$227,512
Intersegment revenue
U.S.	$(1,616)	$(553)	$(1,213)
Mexico	(2,876)	(1,407)	(2,459)
China	(3,302)	(13,562)	(7,709)
Total	$(7,794)	$(15,522)	$(11,381)
Net external revenue
U.S.	$146,034	$117,687	$41,781
Mexico	239,512	235,806	152,802
China	904	19,018	21,548
Total segment revenue (which also equals consolidated revenue)	$386,450	$372,511	$216,131
Segment contribution
U.S.	$11,772	$8,072	$1,434
Mexico	20,364	20,356	13,851
China	(2)	4,743	1,792
Total	$32,134	$33,171	$17,077

Corporate expenses	19,518	23,190	13,801
Loss (gain) related to adjustment to fair value of warrant liability	852	(279)	111
Change in fair value of contingent consideration	—	(3,050)	—
Unrealized foreign exchange gain on unsettled forward exchange contracts	(1,055)	—	(353)
Restructuring charges	4,125	7,955	172
Interest expense	8,049	10,562	3,117
(Loss) income before income taxes	$645	$(5,207)	$229

Year ended December January 3, 2021	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$949	$34,410	$—	$35,359
Retail and Payment Systems	41,089	—	—	41,089
Telecom, Networking and Communications	9,963	10,969	714	21,646
Medical and Safety	28,092	16,009	130	44,231
Industrial IoT, Power and Clean Technology	117,244	36,876	60	154,180
Semiconductors	42,175	10,439	—	52,614
Avionics, Aerospace and Defense	—	37,331	—	37,331
Segment Revenue	239,512	146,034	904	386,450

Revenue by category	Mexico	U.S.	China	Total
Point in time	$2,630	$12,372	$452	$15,454
Over time	236,882	133,662	452	370,996
Total Revenue	239,512	146,034	904	386,450

Year ended December 29, 2019	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$10,280	$38,437	$—	$48,717
Retail and Payment Systems	46,070	—	—	46,070
Telecom, Networking and Communications	15,616	7,349	14,222	37,187
Medical and Safety	32,360	12,429	736	45,525
Industrial IoT, Power and Clean Technology	108,506	34,727	4,060	147,293
Semiconductors	22,974	16	—	22,990
Avionics, Aerospace and Defense	—	24,729	—	24,729
Segment Revenue	235,806	117,687	19,018	372,511

Revenue by category	Mexico	U.S.	China	Total
Point in time	$2,374	$7,894	$1,065	$11,333
Over time	233,432	109,793	17,953	361,178
Total Revenue	235,806	117,687	19,018	372,511

Year ended December 30, 2018	Mexico	U.S.	China	Total
Market Sector:
Test and Measurement	$13,109	$22,752	$—	$35,861
Retail and Payment Systems	40,987	584	5	41,576
Telecom, Networking and Communications	13,467	5,180	18,730	37,377
Medical and Safety	25,977	4,126	1,278	31,381
Industrial IoT, Power and Clean Technology	32,649	4,089	1,535	38,273
Semiconductors	26,613	9	—	26,622
Avionics, Aerospace and Defense	—	5,041	—	5,041
Segment Revenue	152,802	41,781	21,548	216,131

Revenue by category	Mexico	U.S.	China	Total
Point in time	$448	$3,530	$84	$4,062
Over time	152,354	38,251	21,464	212,069
Total Revenue	152,802	41,781	21,548	216,131

The industry sectors for the fiscal year ended December 29, 2019 have been reclassified to align with the presentation for the fiscal year ended January 3, 2021. Upon review of customer sectors in fiscal 2020, certain customers were reclassified to new industry sectors as it was determined to be more appropriate based on the end products we manufacture.

Capital expenditures:

The following table contains additions including those acquired through finance leases, to property, plant and equipment for 2020, 2019 and 2018:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
U.S.	$3,011	$1,217	$1,049
Mexico	2,207	2,461	4,328
China	6	155	208
Segment total	5,224	3,833	5,585
Corporate and other	12	23	118
Total	$5,236	$3,856	$5,703

Segment assets:

	January 3, 2021	December 29, 2019
Property, plant and equipment (a)
U.S.	$21,760	$16,904
Mexico	10,302	10,970
China	—	670
Segment total	32,062	28,544
Corporate and other	34	96
Total	$32,096	$28,640

Other long term segment assets (b)
U.S.	$8,360	$9,273
Mexico	20,075	22,179
China	—	—
Segment total	28,435	31,452
Corporate and other	812	859
Total	$29,247	$32,311

Total segment assets (a)
U.S.	$137,443	$112,789
Mexico	91,698	93,349
China	—	6,694
Segment total	229,141	212,832
Corporate and other	798	547
Total	$229,939	$213,379

(a)	Property, plant and equipment information is based on the principal location of the asset. This includes operating lease right of use assets.
(b)	Includes Goodwill, Intangible assets, deferred income taxes and deferred financing costs.

Geographic revenue:

The following table contains geographic revenue based on our customer invoicing location:

	Year ended January 3, 2021	Year ended December 29, 2019	Year ended December 30, 2018
U.S.	$368,780	$346,757	$175,402
Canada	16,716	17,206	27,053
China	954	8,548	13,676
Total	$386,450	$372,511	$216,131

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

During the year ended January 3, 2021, one customer comprised 12.2% of revenue. At January 3, 2021, one customer comprised 10% of the Company’s trade accounts receivable. No other customers individually represented more than 10% of total revenue or trade accounts receivable.

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

The nature of the indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to counterparties. The Company has purchased directors’ and officers’ liability insurance. No amount has been accrued in the consolidated balance sheet as at January 3, 2021 with respect to this indemnity.

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

For information regarding litigation and other disputes, please see Note 16, “Subsequent Event.”

Purchase Obligations

Purchase obligations not recorded on the balance sheet as at January 3, 2021 all of which are to be paid in 2021, consist of :

•	Insurance installments of $661(December 3029, 2018 2019 - $215430) (December 3130, 2017 2018 - $169215).
•	Open non-cancellable purchase orders for raw materials for $51,832(December 29, 2019 - $27,959) (December 30, 2018 - $39,951).
13.	Defined contribution pension plan and post-employment benefit plan

The Company has a 401K plan which is accounted for as a defined contribution plan for certain U.S. employees, whereby the Company matches a portion of employee contributions. Company contributions to the

401K plan were $545, $469 and $139 for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively.

The Company has certain post-employment benefits related to employees in its Mexico, Chihuahua facility. These benefit plans are only available to local employees and are generally government mandated. The liability related to the unfunded benefit obligations was $608 and $458 as at January 3, 2021 and December 29, 2019 respectively, which was classified within accrued liabilities in the consolidated balance sheet.
14.	Restructuring Charges

Zacatecas facility closure:

In the fourth quarter of 2020, we approved our plans to close our Zacatecas manufacturing operations. The employee group was notified in the first week of January 2021, with the corresponding involuntary severance charges of $2,317 recorded as at January 3, 2021 relating to the estimated contractual obligations at that time impacting approximately 570 employees.  The closure of the Zacatecas manufacturing facility also impacted approximately 287 employees during the July 2020 headcount reduction with a corresponding severance charge of $783.  Also associated with the Zacatecas closure, were other associated closure costs of $328 which related to designated employee time to closure activities.  Lastly, $955 is provisioned primarily associated with inventory and accounts receivable related to customers serviced in Zacatecas that is not believed to be recoverable.

The closure of the Zacatecas facility and majority of the cash outflows associated within the restructuring liability for severance and other exit costs is anticipated to be substantially completed by the end of the first quarter of 2021. The majority of the customers serviced in the Zacatecas facility will be transferred to our Chihuahua Mexico facility.  A total restructuring charge of $4,383 was recorded in the twelve months ended January 3, 2021 relating to the announced planned closure.

Other restructuring charges:

During 2020 involuntary employee termination benefit costs and other recoveries of $400 pursuant to one time termination plans were incurred related to the reduction of 20 full-time equivalents (“FTEs”) in U.S offset by recoveries of $658 of previously provisioned inventory and revisions of the original restructuring accrual related to the Dongguan restructuring provision.

	Twelve months ended
	January 3, 2021	December 29, 2019
Zacatecas(Mexico) facility closure in 2020 (Dongguan (China) facility closure in 2019):
Involuntary employee termination benefits	$3,100	$997
Other exit costs	328	1,040
Allowance for doubtful accounts receivables (note 4)	107	2,046
Write down of prepaid expenses	45	—
Provision for obsolete raw material inventories (note 4)	742	759
Write down of property, plant and equipment (note 4)	61	158
	4,383	5,000
Other involuntary employee termination benefits (U.S., Canada and China) (2019--US and Canada)	400	2,955
Other recoveries	(658)	—
Total restructuring charges	$4,125	$7,955

Restructuring Liability:

Termination benefits and other exit costs
Balance as at December 29, 2019	$1,597
Involuntary employee termination benefits and other exit costs incurred during the year (Mexico, U.S. and Canada)	3,828
Amounts reversed unutilized in year (China)	(658)
Payments—Dongguan severance (China)	(638)
Payments- (U.S., Canada and Mexico)	(1,686)
At January 3, 2021	$2,443

15.	Related Party Transactions

The Company incurred directors’ fees of $220 for the years ended January 3, 2021, December 29, 2019 and December 30, 2018. The Company incurred stock based compensation expense related to stock based awards for directors of $123, $111 and $106 for the years ended January 3, 2021, December 29, 2019 and December 30, 2018, respectively. These charges were included in selling, general and administrative expenses.

16.	Subsequent event

Proposed Merger

On January 3, 2021 we entered into a definitive merger agreement with an affiliate of H.I.G. Capital (“H.I.G.”).  Under the terms of the Merger Agreement, an affiliate of H.I.G. will acquire all outstanding shares of SMTC Corporation’s common stock for $6.044 per share in cash. The SMTC Corporation Board of Directors unanimously approved the Merger Agreement.  The transaction is expected to close by the second quarter of 2021.  However, the exact timing of completion of the Merger cannot be predicted because the Merger is subject to conditions, including adoption of the Merger Agreement by the stockholders of SMTC and the receipt of regulatory approvals.

Since the announcement of the Merger, three complaints have been filed by, and purportedly on behalf of, alleged SMTC stockholders: one in the Court of Chancery in the State of Delaware, captioned Quach v. Bailey, et al., Case No. 2021-0104, filed February 5, 2021; one in the United States District Court for the District of Delaware, captioned Waterman v. SMTC Corporation, et al., Case No. 1:21-cv-00163-UNA, filed February 8, 2021; and one in the United States District Court for the Eastern District of New York, captioned Edmilao v. SMTC Corporation, et al., Case No. 1:21-cv-00751, filed February 11, 2021 (together, the “Actions”). The Actions name as defendants SMTC, our President and Chief Executive Officer and our Board. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act and certain of their fiduciary duties insofar as the preliminary proxy statement filed by SMTC on January 21, 2021 allegedly omits material information with respect to the transactions contemplated therein that purportedly renders the preliminary proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. The litigation is still in its preliminary stages.